Form 10-Q
period 1997-06-30
SCHICK TECHNOLOGIES INC
filed 1997-08-14
CIK 1014507

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1997

                                       OR

[   ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from __________ to __________


                        Commission file number: 000-22673



                            SCHICK TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                              11-3374812
  (State or other jurisdiction of
   incorporation or organization)                (I.R.S. Employer
                                               Identification Number)



              31-00 47th Avenue                        11101
          Long Island City, New York                (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (718) 937-5765



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

As of July 31, 1997, 9,969,731 shares of common stock, par value $.01 per share, were outstanding.



================================================================================


                            SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION:


         Item 1.  Financial Statements:

                  Consolidated Balance Sheet as of March 31, 1997 and June
                  30, 1997 (unaudited) ....................................................     Page 3
                  Consolidated Statement of Operations for the three months
                  ended June 30, 1996 and 1997 (unaudited) ................................     Page 4
                  Consolidated Statement of Cash Flows for the three months
                  ended June 30, 1996 and 1997 (unaudited) ................................     Page 5
                  Notes to Consolidated Financial Statements
                  (unaudited)..............................................................     Page 6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.......................................     Page 8

PART II.  OTHER INFORMATION:

         Item 1.  Legal Proceedings........................................................     Page 10
         Item 2.  Changes in Securities....................................................     Page 10
         Item 6.  Exhibits and Reports on Form 8-K.........................................     Page 10

SIGNATURE..................................................................................     Page 11

INDEX TO EXHIBITS..........................................................................     Page E-1



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                        Schick Technologies, Inc.
                                        Consolidated Balance Sheet

                        Assets                                    March 31, 1997              June 30, 1997
                                                                  --------------              -------------
Current assets                                                                                 (unaudited)
     Cash and cash equivalents                                       $ 1,710,429                $   656,090
     Short-term investments                                            2,313,226                  1,757,756
     Accounts receivable, net of allowance for
       doubtful accounts of $50,000 at March 31,
       1997 and $70,000 at June 30, 1997                               1,927,993                  2,563,410
     Inventories                                                       2,510,959                  4,694,263
     Deferred offering costs                                                 ---                    977,115
     Prepayments and other current assets                                327,220                    279,821
                                                                     -----------                -----------
         Total current assets                                          8,789,827                 10,928,455

Equipment, net                                                         1,644,528                  2,182,493
Investments                                                              490,000                    490,000
Other assets                                                             135,727                    164,488
                                                                     -----------                -----------

         Total assets                                                $11,060,082                $13,765,436
                                                                     ===========                ===========

       Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                              $ 2,102,293                $ 5,020,185
  Accrued salaries and commissions                                       540,061                    808,419
  Provision for warranty obligations                                     329,426                    455,292
  Deferred revenue                                                       141,017                    199,148
  Deposits from customers                                                136,628                    130,090
  Capital lease obligations, current                                      22,200                     23,155
                                                                     -----------                -----------
         Total current liabilities                                     3,271,625                  6,636,289

Notes payable                                                          1,512,833                  1,512,833
Accrued interest on notes payable                                        101,654                    140,851
Capital lease obligations, long-term                                      86,991                     80,809
                                                                     -----------                -----------
         Total liabilities                                             4,973,103                  8,370,782
                                                                     -----------                -----------

Commitments                                                                  ---                        ---

Stockholders' equity

    Preferred stock ($.01 par value; 2,500,000
      shares authorized; none issued and outstanding)                        ---                        ---
    Common stock ($.01 par value; 25,000,000 shares
      authorized; 7,957,231 shares issued and
      outstanding at March 31, 1997 and June 30,                          79,572                     79,572
      1997)
    Additional paid-in capital                                         7,562,766                  7,567,813
    Accumulated deficit                                               (1,555,359)                (2,252,731)
                                                                     -----------                -----------
         Total stockholders' equity                                    6,086,979                  5,394,654

           Total liabilities and stockholders' equity                $11,060,082                $13,765,436
                                                                     ===========                ===========

 The accompanying notes are an integral part of these consolidated financial statements.



                                        Schick Technologies, Inc.
                                   Consolidated Statement of Operations
                                               (unaudited)


                                                           Three months ended June 30,
                                                           ---------------------------
                                                        1996                      1997
                                                        ----                      ----

Revenue, net                                       $  2,626,882              $  6,040,031
Cost of sales                                         1,440,647                 2,830,563
                                                   ------------              ------------
         Gross profit                                 1,186,235                 3,209,468
                                                   ------------              ------------

Operating expenses
   Selling and marketing                                871,990                 1,795,583
   General and administrative                           386,202                   877,664
   Research and development                             224,381                   638,454
   Patent litigation settlement                             ---                   600,000
                                                   ------------              ------------
         Total operating expenses                     1,482,573                 3,911,701
                                                   ------------              ------------
Loss from operations                                   (296,338)                 (702,233)
                                                   ------------              ------------

Other income (expense)
   Interest income                                        4,705                    48,437
   Interest expense                                     (25,269)                  (43,576)
                                                   ------------              ------------
         Total other income (expense)                   (20,564)                    4,861
                                                   ------------              ------------

         Net loss                                  $   (316,902)             $   (697,372)
                                                   ============              ============

         Net loss per common share                 $      (0.04)             $      (0.08)
                                                   ============              ============

         Weighted average shares outstanding          8,054,419                 8,400,822
                                                   ============              ============













 The accompanying notes are an integral part of these consolidated financial statements.



                                        Schick Technologies, Inc.
                                   Consolidated Statement of Cash Flows
                                               (unaudited)

                                                                             Three months ended June 30,
                                                                             ---------------------------
                                                                             1996                   1997
                                                                             ----                   ----

Net cash flows from operating activities
Net loss                                                                 $ (316,902)           $  (697,372)
Adjustments to reconcile net loss to net cash used in
   operating activities
   Depreciation                                                              50,568                125,248
   Amortization                                                              27,500                    ---
   Stock and option grant compensation                                          ---                  5,047
   Accrued interest on investments                                              ---                 14,482
Changes in assets and liabilities
  Accounts receivable                                                        90,135               (635,417)
  Inventories                                                              (209,566)            (2,183,304)
  Prepayments and other current assets                                      (23,729)                47,399
  Other assets                                                              (47,607)               (28,761)
  Accounts payable and accrued expenses                                     501,225              3,312,116
  Deferred revenue                                                           36,676                 58,131
  Deposits from customers                                                     1,631                 (6,538)
  Accrued interest on notes payable                                             ---                 39,197
                                                                         ----------            -----------
         Net cash provided by operating activities                          109,931                 50,228
                                                                         ----------            -----------

Cash flows from investing activities
  Purchases of held-to-maturity investments                                     ---               (101,272)
  Proceeds from maturities of held-to-maturity investments                      ---                642,260
  Capital expenditures                                                     (127,402)              (663,213)
                                                                         ----------            -----------
   Net cash used in investing activities                                   (127,402)              (122,225)
                                                                         ----------            -----------

Cash flows from financing activities
  Deposits on common stock and warrant subscriptions                      1,465,000                    ---
  Deferred offering costs                                                       ---               (977,115)
  Principal payments on capital lease obligations                            (5,479)                (5,227)
                                                                         ----------            -----------
        Net cash provided by financing activities                         1,459,521               (982,342)
                                                                         ----------            -----------

Net increase (decrease) in cash and cash equivalents                      1,442,050             (1,054,339)
Cash and cash equivalents at beginning of period                            524,917              1,710,429
                                                                         ----------            -----------

Cash and cash equivalents at end of period                               $1,966,967            $   656,090
                                                                         ==========            ===========











 The accompanying notes are an integral part of these consolidated financial statements.


                            Schick Technologies, Inc.
             Notes to Consolidated Financial Statements (unaudited)

1.    Basis of Presentation

     The consolidated financial statements of Schick Technologies, Inc. and its subsidiary (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 1997, included in the Company's Prospectus dated July 1, 1997 forming a part of the Company's Registration Statement on Form S-1, as amended ("Form S-1"), which was initially filed with the SEC on May 13, 1997.

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the result of operations to be expected for the full year ending March 31, 1998.

2.    Restructuring and recapitalization

     In connection with the Company's initial public offering (the "IPO") under the Securities Act of 1933, as amended, the Company engaged in the following restructuring and recapitalization transactions. In April 1997, Schick Technologies, Inc. ("Schick Delaware" or "the Company") and its wholly owned subsidiary, STI Acquisition Corporation ("STI") were formed under the General Corporation Law of the State of Delaware for the purpose of forming a holding company and changing the state of incorporation of Schick Technologies, Inc., a New York corporation ("Schick New York" or the "Predecessor Corporation"). Effective June 4, 1997 (pursuant to a merger agreement among Schick Delaware, the Predecessor Corporation and STI), Schick Delaware issued 7,957,231 shares of its common stock for all the outstanding common stock of the Predecessor Corporation. STI and the Predecessor Corporation merged and the Predecessor Corporation was the survivor of the merger, and became a wholly-owned subsidiary of Schick Delaware. In connection with the restructuring and merger, the holders of the Predecessor Corporation's outstanding warrants and options converted such warrants and options to similar warrants and options of Schick Delaware (based on the same ratio of exchange, 2.8 shares for 1 share, applicable to the common stock exchange). Schick Delaware's articles of incorporation also authorize 2,500,000 shares of preferred stock, $.01 par value.

     The 1996 Stock Option Plan of the Predecessor Corporation was amended by Schick Delaware and the shares available for issuance pursuant to the Plan were adjusted to 470,000. Schick Delaware also implemented its 1997 Stock Option Plan for Non-Employee Directors ("the Directors Plan") whereby nonqualified options to purchase up to 35,000 shares of the Company's common stock may be granted to non-employee directors. Each option granted under the Directors Plan becomes exercisable on the second anniversary date of its grant and must have an exercise price equal to the fair market value of the Company's common stock on the date of grant.

     All common shares, stock options, warrants and related per share data reflected in the accompanying financial statements and notes thereto have been presented as if the recapitalization had been effective for all periods presented.

     References herein to the operations and historical financial information of the "Company" prior to the date of the restructuring refer to the operations and historical financial information of the Predecessor Corporation.

     The consolidated financial statements of the Company, subsequent to the restructuring, include the accounts of Schick Delaware and its wholly owned subsidiary, Schick New York. All significant intercompany balances have been eliminated.

3.    New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). FAS 128 also requires presentation of earnings per share by an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of those securities in a public market. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. The statement is effective for both interim and annual periods ending after December 15, 1997. The effect on the Company's earnings per share resulting from the adoption of FAS 128 is not expected to be significant.

     In June 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires the presentation of the components of comprehensive income in a company's financial statement for reporting periods beginning subsequent to December 15, 1997. Comprehensive income is defined as the change in a company's equity during a financial reporting period from transactions and other circumstances from nonowner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities). The adoption of FAS 130 is not expected to have a material impact on the Company's financial statements.

4.    Inventories

     Inventories at March 31, 1997 and June 30, 1997 are comprised of the following:

                                           March 31             June 30
                                           --------             -------

       Raw materials                     $1,671,010           $3,161,491
       Work-in-process                      421,863              439,924
       Finished goods                       418,086            1,092,848
                                         ----------           ----------
                Total inventories        $2,510,959           $4,694,263
                                         ==========           ==========



5.    Subsequent Events

     In July 1997, the Company completed the IPO, selling 2,012,500 shares of common stock at a price of $18.50 per share providing gross proceeds to the Company of $37,231,250 and net proceeds, after underwriting discounts and commissions and estimated offering expenses payable by the Company, of approximately $33,731,250.

     In July 1997, upon the declaration of the effectiveness of the Form S-1 filed in connection with the IPO, the Company repaid, as required by the note agreement, a secured note payable in the principal amount of $1,512,833 and accrued interest thereon in the amount of $144,296.

     In July 1997, the Company, in connection with the settlement of certain pending patent litigation involving a United States patent directed to a display for digital dental radiographs, was granted a worldwide, non-exclusive fully paid license covering such patent in consideration for a payment by the Company of $600,000. The Company has recorded an accrued liability and expensed the license fee in the quarter ended June 30, 1997.

     In July 1997, the Company entered into a letter of intent to purchase certain assets of Keystone X-Ray, Inc., a manufacturer of x-ray equipment for the medical and dental radiology field, for $1.5 million. The Company expects to complete this transaction within 90 days.

                           Management's Discussion and
                         Analysis of Financial Condition
                            and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include the changing economic and competitive conditions in the dental digital radiography market, regulatory approvals, including approvals related to accuDEXA(TM), technological developments and other risks and uncertainties, including those detailed in the Company's other filings with the Securities and Exchange Commission.

References herein to the Company include Schick New York.

General
-------

The Company designs, develops and manufactures digital imaging systems and devices for the dental and medical markets. In the field of dentistry, the Company has developed, and currently manufactures and markets, an intra-oral digital radiography system. The Company has also developed a bone mineral density assessment device to assist in the diagnosis of osteoporosis, which is scheduled to be introduced in the second half of 1997, pending FDA marketing clearance. In addition, the Company is developing large-area radiographic imaging devices for digital mammography.

Results of Operations
---------------------

Net revenue for the three months ended June 30, 1997 increased $3,413,149 (130%) to $6,040,031 from $2,626,882 for the comparable period of 1996. The increase was attributable principally to an increase in the number of CDRTM products sold, including sales of the Company's CDRCamTM which was introduced in February 1997. The number of products sold was positively affected by the Company's increased expenditures on sales and marketing, personnel recruiting, sales events and other promotional activities.

Cost of sales for the three months ended June 30, 1997 increased $1,389,915 (96%) to $2,830,563 (46.9% of net revenue) from $1,440,647 (54.8% of net revenue) for the comparable period of 1996. The increase was due to the increase in sales of the Company's CDRTM products. The decrease as a percentage of net revenue was primarily due to increased manufacturing efficiencies, increased production yields and economies of scale generated by an increase in the number of CDRTM products sold.

Selling and marketing expenses for the three months ending June 30, 1997 increased $923,593 (106%) to $1,795,583 (29.7% of net revenue) from $871,990
(33.1% of net revenue) for the comparable period of 1996. The increase in dollars was attributable principally to the hiring and training of new salespeople as the Company continued to increase the size of its national sales force. In addition, the Company significantly increased its promotional activities to create greater market awareness and developed market strategies for new products.

General and administrative expenses for the three months ended June 30, 1997 increased $491,462 (127%) to $877,664 (14.5% of net revenue) from $386,202
(14.7% of net revenue) for the comparable period of 1996. The increase was primarily attributable to the hiring of administrative personnel and legal fees associated with patent infringement litigation.

Research and development expenses for the three months ended June 30, 1997 increased $414,073 (184%) to $638,454 (10.6% of net revenue) from $224,381 (8.5%
of net revenue) for the comparable period of 1996. The increase was attributable to the expenses associated with the development of a bone mineral density assessment device, enhancements to the Company's products and initial development of a mammography system.

In July 1997, the Company, in connection with the settlement of certain pending patent litigation involving a United States patent directed to a display for digital dental radiographs, was granted a worldwide, non-exclusive fully paid license covering such patent in consideration for a payment by the Company of

$600,000. The Company has recorded an accrued liability and expensed the license fee in the quarter ended June 30, 1997.

Interest income increased to $48,437 in the three months ended June 30, 1997 from $4,705 in the comparable period of 1996 due to higher cash balances and investments in interest-bearing securities which were purchased with the proceeds of the May 1996 equity private placement. Interest expense increased to $43,576 for the three-month period ended June 30, 1997 from $25,269 in the comparable period of 1996. Interest expense was attributable principally to the Merck Loan (as defined below).

As a result of increases in selling and marketing expenses, general and administrative expenses, research and development expenses, and the settlement of the litigation described above, the Company sustained a net loss of $697,372, or $0.08 per share for the three months ended June 30, 1997 as compared to a loss of $316,902, or $0.04 per share, in the comparable quarter in 1996.

Liquidity and Capital Resources
-------------------------------

As of June 30, 1997 the Company had an accumulated deficit of $2,252,731 and has not yet generated positive cash flow from operations in any fiscal year. At June 30, 1997, the Company had $656,090 in cash and cash equivalents, $1,757,756 in short-term investments and $3,315,051 in working capital compared to $1,710,429 in cash and cash equivalents, $2,313,226 in short term-investments and $5,518,302 in working capital at March 31, 1997. The decrease in working capital for the three months ended June 30, 1997 is primarily attributable to capital expenditures, in the amount of approximately $663,000, and $977,000 of deferred offering costs incurred in connection with the Company's IPO.

On July 7, 1997 the Company sold 1,750,000 shares of common stock in an IPO at a price of $18.50 per share, resulting in net proceeds to the Company of approximately $29,215,170 after deducting estimated expenses. In addition, on July 10, 1997, the Company received approximately $4,516,080, net of expenses, upon the exercise of the underwriters' over-allotment option to purchase 262,500 shares of common stock. A portion of the proceeds from the IPO was used to retire the debt due Merck & Co. in the principal amount of $1,512,833 and interest of $144,296 (the "Merck Loan"). The remaining proceeds will be used (i) to expand the Company's research and development capabilities, (ii) to expand its sales and marketing effort and (iii) for working capital and general corporate purposes. Pending such uses, the Company intends to invest the net proceeds in investment-grade, interest-bearing securities. From time to time, the Company may evaluate potential acquisitions of businesses and product lines, which would complement or enhance the business of the Company. Depending on the cash requirements of any such acquisition, the Company may finance such acquisition, in whole or in part, with a portion of the net proceeds of the IPO.

In July 1997, the Company entered into a letter of intent to purchase certain assets of Keystone X-Ray, Inc., a manufacturer of x-ray equipment for the medical and dental radiology field, for $1.5 million.
The Company expects to complete such transaction within 90 days.

The Company had no material cash requirement for income taxes in the quarter ending June 30, 1997. At June 30, 1997, the Company's net operating loss carryforward was approximately $955,000, portions of which begin to expire in 2008.

  PART II         OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

                  The Company had been sued by Radworks Corp. ("Radworks") and the Board of Regents of the University of Texas. That suit, filed in December 1996 in the United States District Court for the Western District of Texas, alleged that the Company's CDR(TM) system infringed United States Patent No. 5,179,579 (the "'579 patent"). The `579 patent is directed to a display system for digital dental radiographs. Radworks and the Board of Regents of the University of Texas were seeking a permanent injunction and unspecified damages, including enhanced damages for the Company's purported willful infringement and an award of attorney fees.

         The Company reached a settlement of the litigation between the Company and Radworks and the Board of Regents of the University of Texas in July 1997. Terms of the settlement consist of an aggregate $600,000 payment to Radworks and the Board of Regents of the University of Texas in exchange for a fully paid, worldwide, non-exclusive license under the `579 Patent.

Item 2.  Changes in Securities
         ---------------------

         During the three months ended June 30, 1997, pursuant to certain provisions contained in the Company's By-Laws which are described in the Company's Form 8-A dated June 10, 1997, restrictions were imposed on the sale or other disposition of certain shares of common stock, which restrictions expire on December 27, 1997.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits:

                  The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q:

         Exhibit Number

         (11) Statement re: Computation of Per Share Earnings.

         (27) Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  No Report on Form 8-K was filed during the Quarter for which this Quarterly Report on Form 10-Q is filed.

                            SCHICK TECHNOLOGIES, INC.


                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SCHICK TECHNOLOGIES, INC.


Date:   August 13, 1997                By: /s/ David B. Schick
                                          ----------------------------------
                                                David B. Schick
                                                President and
                                                Chief Executive Officer




                                       By: /s/ David B. Spector
                                          ----------------------------------
                                                David B. Spector
                                                Chief Financial Officer and
                                                Treasurer
                                                (Principal Financial Officer)

                            SCHICK TECHNOLOGIES, INC.

                                INDEX TO EXHIBITS

                                                                   Sequentially
Exhibit No.   Description                                          Numbered Page
-----------   -----------                                          -------------

   11         Statement re: computation of per share earnings
   27         Financial Data Schedule