Form 10-Q
period 1997-09-30
SCHICK TECHNOLOGIES INC
filed 1997-11-14
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION

================================================================================
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to
     __________


                        Commission file number: 000-22673


                            SCHICK TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            11-3374812
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


           31-00 47th Avenue                                        11101
       Long Island City, New York                                 (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (718) 937-5765

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

As of November 11, 1997 9,969,731 shares of common stock, par value $.01 per share, were outstanding.



================================================================================

                            SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION:
         Item 1.  Financial Statements:

                  Consolidated Balance Sheet as of September 30, 1997
                  and March 31, 1997..........................................................  Page 1

                  Consolidated Statement of Operations for the three and six months ended September 30, 1997 and 1996....................................  Page 2

                  Consolidated Statement of Cash Flows for the six
                  months ended September 30, 1997 and 1996....................................  Page 3

                  Notes to Consolidated Financial Statements .................................  Page 4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           And Results of Operations..........................................  Page 6

PART II.  OTHER INFORMATION:

         Item 1.  Legal Proceedings...........................................................  Page 8

         Item 2.  Changes in Securities and Use of  Proceeds..................................  Page 8

         Item 6.  Exhibits and Reports on Form 8-K............................................  Page 9

SIGNATURE.....................................................................................  Page 10

EXHIBIT 11....................................................................................  Page 11

EXHIBIT 27....................................................................................  Page 15

PART I.  Financial Information
Item 1.  Financial Statements

                            Schick Technologies, Inc.
                           Consolidated Balance Sheet

                       Assets                                                             September 30, 1997          March 31, 1997
                                                                                          ------------------          --------------
                                                                                              (unaudited)
Current assets
  Cash and cash equivalents                                                                  $ 12,308,054              $  1,710,429
  Short-term investments                                                                       16,355,741                 2,313,226
  Accounts receivable, net of allowance for doubtful
   accounts of $130,000 and $50,000, respectively                                               4,088,356                 1,927,993
  Inventories                                                                                   7,250,670                 2,510,959
  Prepayments and other current assets                                                            407,391                   327,220
                                                                                             ------------              ------------
         Total current assets                                                                  40,410,212                 8,789,827

Equipment, net                                                                                  3,732,471                 1,644,528
Investments                                                                                     1,483,973                   490,000
Deferred tax asset                                                                                121,582                        --
Other assets                                                                                      977,549                   135,727
                                                                                             ------------              ------------

         Total assets                                                                        $ 46,725,787              $ 11,060,082
                                                                                             ============              ============

       Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                                                      $  4,891,055              $  2,102,293
  Accrued salaries and commissions                                                                824,336                   540,061
  Provision for warranty obligations                                                              632,741                   329,426
  Deferred revenue                                                                                247,934                   141,017
  Deposits from customers                                                                          74,151                   136,628
  Capital lease obligations, current                                                               24,099                    22,200
                                                                                             ------------              ------------
         Total current liabilities                                                              6,694,316                 3,271,625

Notes payable                                                                                          --                 1,512,833
Accrued interest on notes payable                                                                      --                   101,654
Capital lease obligations, long-term                                                               74,422                    86,991
                                                                                             ------------              ------------
         Total liabilities                                                                      6,768,738                 4,973,103

Commitments                                                                                            --                        --

Stockholders' equity
  Preferred stock ($.01 par value; 2,500,000 shares
   authorized, none issued and outstanding)                                                            --                        --
  Common stock ($.01 par value; 25,000,000 shares
   authorized; 9,969,731 and 7,957,231 shares issued
   and outstanding, respectively)                                                                  99,697                    79,572
  Additional paid-in capital                                                                   41,100,259                 7,562,766
  Accumulated deficit                                                                          (1,242,907)               (1,555,359)
                                                                                             ------------              ------------
         Total stockholders' equity                                                            39,957,049                 6,086,979
                                                                                             ------------              ------------
           Total liabilities and stockholders' equity                                        $ 46,725,787              $ 11,060,082
                                                                                             ============              ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
                      Consolidated Statement of Operations
                                   (unaudited)

                                                           Three months ended September 30,         Six months ended September 30,
                                                           --------------------------------        --------------------------------
                                                               1997                1996                1997                1996
                                                           ------------------------------------------------------------------------
Revenue, net                                               $  8,224,354        $  3,160,329        $ 14,264,385        $  5,787,211
Cost of sales                                                 3,867,216           1,630,671           6,697,779           3,071,318
                                                           ------------        ------------        ------------        ------------
           Gross profit:                                      4,357,138           1,529,658           7,566,606           2,715,893
                                                           ------------        ------------        ------------        ------------

Operating expenses:
  Selling and marketing                                       2,087,926           1,126,390           3,883,509           1,998,380
  General and administrative                                    853,802             344,743           1,731,466             730,945
  Research and development                                      968,695             356,105           1,607,149             580,486
  Patent litigation settlement                                       --                  --             600,000                  --
                                                           ------------        ------------        ------------        ------------
     Total operating expenses                                 3,910,423           1,827,238           7,822,124           3,309,811
                                                           ------------        ------------        ------------        ------------
     Income (loss) from operations                              446,715            (297,580)           (255,518)           (593,918)
                                                           ------------        ------------        ------------        ------------


Other income (expense)
   Interest income                                              449,136              50,343             497,573              55,048
   Interest expense                                              (7,609)            (46,725)            (51,185)            (71,994)
                                                           ------------        ------------        ------------        ------------
      Total other income (expense)                              441,527               3,618             446,388             (16,946)
                                                           ------------        ------------        ------------        ------------

    Income (loss) before income tax                             888,242            (293,962)            190,870            (610,864)
                                                           ------------        ------------        ------------        ------------

Provision (benefit) for income
taxes                                                          (121,582)                 --            (121,582)                 --
                                                           ------------        ------------        ------------        ------------

Net income (loss)                                          $  1,009,824        $   (293,962)       $    312,452        $   (610,864)
                                                           ============        ============        ============        ============


Net income (loss) per common share                         $       0.10        $      (0.04)       $       0.03        $      (0.08)
                                                           ============        ============        ============        ============

Weighted average shares
   outstanding                                               10,419,071           8,204,485           9,346,896           8,129,803
                                                           ============        ============        ============        ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                                                  Six months ended September 30
                                                                                              -------------------------------------
                                                                                                  1997                     1996
                                                                                              ------------             ------------
Net cash flows from operating activities:
Net income (loss)                                                                             $    312,452             $   (610,864)
Adjustments to reconcile net loss to net cash used in
  operating activities
   Depreciation                                                                                    297,701                   92,952
   Amortization                                                                                        543                   36,667
   Stock and option grant compensation                                                              10,094                       --
   Accrued interest on investments                                                                 (36,756)                      --
   Non-cash interest expense                                                                            --                   98,323
Changes in assets and liabilities:
  Accounts receivable                                                                           (2,160,363)                   6,282
  Inventories                                                                                   (4,572,711)                (102,815)
  Prepayments and other current assets                                                             (41,171)                 (23,765)
  Other assets                                                                                     (59,365)                 (98,956)
  Deferred tax assets                                                                             (121,582)                      --
  Accounts payable and accrued expenses                                                          3,376,352                 (192,229)
  Deferred revenue                                                                                 106,917                   65,567
  Deposits from customers                                                                          (62,477)                   3,771
  Accrued interest on notes payable                                                               (101,654)                  22,747
                                                                                              ------------             ------------
                   Net cash used in operating activities                                        (3,052,020)                (702,320)
                                                                                              ------------             ------------

Cash flows from investing activities:
  Investment in capitalized software                                                               (39,000)
  Purchases of available-for-sale investments                                                           --                 (500,000)
  Purchases of held-to-maturity investments                                                    (15,439,829)              (2,653,007)
  Proceeds from maturities of held-to-maturity investments                                       1,434,070                       --
  Business acquisition                                                                          (1,450,000)                      --
  Purchase of minority interest in Photobit Corporation                                           (993,973)                      --
  Capital expenditures                                                                          (1,885,644)                (401,784)
                                                                                              ------------             ------------
                   Net cash used in investing activities                                       (18,374,376)              (3,554,791)

Cash flows from financing activities:
  Net proceeds from issuance and sale of common stock
   and warrants                                                                                         --                4,311,800
  Net proceeds from issuance and sale of common stock                                           33,547,524                       --
  Proceeds from issuance of long-term notes                                                             --                1,000,000
  Repayment of notes payable                                                                    (1,512,833)                      --
  Principal payments on capital lease obligations                                                  (10,670)                 (10,254)
                                                                                              ------------             ------------
               Net cash provided by financing activities                                        32,024,021                5,301,546

Net increase  in cash and cash equivalents                                                      10,597,625                1,044,435
Cash and cash equivalents at beginning of period                                                 1,710,429                  524,917
                                                                                              ------------             ------------
Cash and cash equivalents at end of period                                                    $ 12,308,054             $  1,569,352
                                                                                              ============             ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
             Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

1.   Basis of Presentation

     The consolidated financial statements of Schick Technologies, Inc. and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q, and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 1997, included in the Company's Prospectus dated July 1, 1997 forming a part of the company's Registration Statement on Form S-1, as amended ("Form S-1"), which was initially filed with the SEC on May 13, 1997.

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three and six months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year ending March 31, 1998.

     The consolidated financial statements of the Company, at September 30, 1997, include the accounts of the Company and its wholly owned subsidiaries, Schick New York (as hereinafter defined) and Schick X-Ray Corporation. All significant intercompany balances have been eliminated (see Notes 2 and 7).

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

     All common shares, stock options, warrants and related per share data reflected in the accompanying financial statements and notes thereto, have been presented as if the recapitalization had been effective for all periods presented.

     References herein to the operations and historical financial information of the "Company" prior to the date of the restructuring refer to the operations and historical financial information of the Predecessor Corporation.

                            Schick Technologies, Inc.
             Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

3.   Inventories

     Inventories at September 30, 1997 and March 31, 1997 are comprised of the following:

                                             September 30, 1997   March 31, 1997
                                             ------------------   --------------
Raw materials ............................       $4,142,048         $1,671,010
Work-in-process...........................        2,129,940            421,863
Finished goods ...........................          978,682            418,086
                                                 ----------         ----------

    Total inventories ....................       $7,250,670         $2,510,959
                                                 ==========         ==========


4.   Initial Public Offering

     In July 1997, the Company completed the IPO, selling 2,012,500 shares of common stock at a price of $18.50 per share providing gross proceeds to the Company of $37,231,250 and net proceeds, after underwriting discounts and commissions and estimated offering expenses payable by the Company, of approximately $33,547,000.

     In July 1997, upon the declaration of the effectiveness of the Form S-1 filed in connection with the IPO, the Company repaid, as required by the note agreement, a secured note payable in the principal amount of $1,512,833 and accrued interest thereon in the amount of $144,296.

5.   Patent Litigation Settlement

     In July 1997, the Company , in connection with the settlement of certain pending patent litigation involving a United States patent directed to a display for digital dental radiographs, was granted a worldwide, non-exclusive fully paid license covering such patent in consideration for a payment by the Company of $600,000. The Company expensed the license fee in the quarter ended June 30, 1997.

6.   Keystone Acquisition

     On September 24, 1997, the Company's wholly owned subsidiary, Schick X-Ray Corporation ("Schick X-Ray"), a Delaware corporation, acquired certain assets of Keystone Dental X-Ray Inc. ("Keystone"), a manufacturer of x-ray equipment for the medical and dental radiology field, for $1,450,000 in cash. Schick X-Ray was formed on September 24, 1997, for the sole purpose of acquiring the assets of Keystone. Schick X-Ray acquired inventory, manufacturing equipment, tooling and intellectual property. The acquisition has been accounted for using the purchase method, and Schick X-Ray has recorded goodwill in the amount of approximately $750,000, which is included in other assets and will be amortized on a straight-line basis over 10 years. The accounts of Schick X-Ray have been consolidated with those of the Company at September 30, 1997.

7.   Investment in Photobit Corporation

     On September 30, 1997, the Company purchased a minority interest of 5%, for approximately $1,000,000, in Photobit Corporation, a developer of complementary metal-oxide semiconductor ("CMOS"), active-pixel sensor ("APS") imaging technology. The Company is the exclusive licensee of the APS technology for medical applications and plans to utilize the technology in its bone-mineral density device.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include the changing economic and competitive conditions in the medical and dental digital radiography market, regulatory approvals, including approvals related to accuDEXA(TM), technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, and further risks and uncertainties, including those detailed in the Company's other filings with the Securities and Exchange Commission.

General

The Company designs, develops and manufactures digital imaging systems and devices for the dental and medical markets. In the field of dentistry, the Company has developed, and currently manufactures and markets, an intra-oral digital radiography system. The Company has also developed a bone mineral density measurement device to assist in the diagnosis of osteoporosis, which is scheduled to be introduced in the fourth quarter of 1997, pending FDA marketing clearance. In addition, the Company is developing large-area radiographic imaging devices for digital mammography.

Results of Operations

Net revenue for the three months ended September 30, 1997, increased $5,064,025 (160%) to $8,224,354 from $3,160,329 for the comparable period of 1996. Net revenue for the six months ended September 30, 1997, increased $8,477,174 (147%) to $14,264,385 from $5,787,211 for the comparable period of 1996. The increase was attributable principally to an increase in the number of CDR(TM) products sold, including sales of the Company's CDRCam(TM) which was introduced in February of 1997. The number of products sold was positively affected by the Company's increased expenditures on sales and marketing, personnel recruiting, sales events and other promotional activities.

Cost of sales for the three months ended September 30, 1997, increased $2,236,545 (137%) to $3,867,216 (47% of net revenue) from $1,630,671 (51.6% of net revenue) for the comparable period of 1996. Cost of sales for the six months ended September 30, 1997, increased $3,626,461 (118%) to $6,697,779 (46.9% of net revenue) from $3,071,318 (53.0% of net revenue) for the comparable period of 1996. The increase was due to the increase in sales of the Company's CDR(TM) products. The decrease as a percentage of net revenue was primarily due to increased manufacturing efficiencies, increased production yields, and economies of scale generated by an increase in the number of CDR(TM) products sold.

Selling and marketing expenses for the three months ending September 30, 1997, increased $961,536 (85.4%) to $2,087,926 (25.4% of net revenue) from $1,126,390
(35.6% of net revenue) for the comparable period of 1996. Selling and marketing expenses for the six months ending September 30, 1997, increased $1,885,129 (94%) to $3,883,509 (27.2% of net revenue) from $1,998,380 (34.5% of net revenue) for the comparable period of 1996. The increase in dollars was attributable principally to the hiring and training of new salespeople as the Company continued to increase the size of its national sales force. In addition, the Company significantly increased its promotional activities to create greater market awareness, and developed market strategies for new products.

General and administrative expenses for the three months ended September 30, 1997, increased $509,059 (147.7%) to $853,802 (10.4% of net revenue) from
$344,743 (10.9% of net revenue) for the comparable period of 1996. General and administrative expenses for the six months ended September 30, 1997, increased $1,000,521 (137%) to $1,731,466 (12.1% of net revenue) from $730,945 (12.6% of net revenue) for the comparable period of 1996. The increase was primarily attributable to the hiring of administrative personnel and legal fees associated with patent infringement litigation.

Research and development expenses for the three months ended September 30, 1997, increased $612,590 (172%) to $968,695 (11.8% of net revenue) from $356,105
(11.3% of net revenue) for the comparable period of 1996. Research and development expenses for the six months ended September 30, 1997, increased $1,026,663 (177%) to $1,607,149 (11.3% of net revenue) from $580,486 (10.0% of net revenue)
for the comparable period of 1996. The increase was attributable to the expenses associated with the development of a bone mineral density measurement device, enhancements to the Company's products, and initial development of a mammography system.

In July 1997, the Company, in connection with the settlement of certain pending patent litigation involving a United States patent directed to a display for digital dental radiographs, was granted a worldwide, non-exclusive fully paid license covering such patent in consideration for a payment by the Company of $600,000.

Interest income increased to $449,136 in the three months ended September 30, 1997 from $50,343 in the comparable period of 1996. Interest income increased to $497,573 in the six months ended September 30, 1997 from $55,048 in the comparable period of 1996. These increases are attributable to higher cash balances and investments in interest-bearing securities which were purchased with the proceeds of the July 1, 1997 Initial Public Offering (the "IPO"). Interest expense decreased to 7,609 for the three-month period ended September 30, 1997 from $46,725 in the comparable period of 1996. Interest expense decreased to $51,185 for the six-month period ended September 30, 1997 from $71,994 in the comparable period of 1996. Interest expense was attributable principally to the Merck Loan, which was repaid from the proceeds of the IPO.

Liquidity and Capital Resources

At September 30, 1997, the Company had $12,308,054 in cash and cash equivalents, $16,355,741 in short-term investments and $33,715,896 in working capital compared to $1,710,429 in cash and cash equivalents, $2,313,226 in short-term investments and $5,518,202 in working capital at March 31, 1997. The increase in working capital for the six months ended September 30, 1997, is primarily attributable to the net proceeds from the issuance and sale of common stock in connection with the Company's IPO (see below).

On July 7, 1997, the Company sold 1,750,000 shares of common stock in an IPO at a price of $18.50 per share, resulting in net proceeds to the Company of approximately $29,031,444 after deducting expenses. In addition, on July 10, 1997, the Company received approximately $4,516,080, net of expenses, upon the exercise of the underwriters' over-allotment option to purchase 262,500 shares of common stock. A portion of the proceeds from the IPO was used to retire the debt due Merck & Co. in the principal amount of $1,512,833 and interest of $144,296 (the "Merck Loan"). Additional proceeds were used to purchase assets in Keystone Dental X-Ray Inc. ("Keystone") and a minority interest in Photobit Corporation ("Photobit") as described below. The remaining proceeds are expected to be used (i) to expand the Company's research and development capabilities,
(ii) to expand its sales and marketing effort, (iii) for working capital and general corporate purposes, and (iv) for expansion of its facilities. Pending such uses, the Company invests the net proceeds in investment-grade, interest-bearing securities. From time to time, the Company may evaluate potential acquisitions of assets, businesses and product lines, which would complement or enhance the business of the Company. Depending on the cash requirements of any such acquisition, the Company may finance such acquisition, in whole or in part, with a portion of the net proceeds of the IPO.

On September 24, 1997, the Company's wholly owned subsidiary, Schick X-Ray Corporation, acquired certain assets of Keystone Dental X-Ray, Inc., a manufacturer of x-ray equipment for the medical and dental radiology field, for $1,450,000 in cash. Schick X-Ray acquired inventory, manufacturing equipment, tooling and intellectual property. The acquisition has been accounted for using the purchase method.

On September 30, 1997, the Company purchased a minority interest of 5% in Photobit Corporation, a developer of sensor imaging technology for approximately $1,000,000. The Company is the exclusive licensee of a certain technology for medical applications and plans to utilize the technology in its bone mineral density measurement device.

The Company had no material cash requirement for income taxes for the six months ending September 30, 1997.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company is a named defendant in two lawsuits instituted by Trophy Radiologie, S.A. ("Trophy S.A."). One lawsuit was instituted in France and the other in the United States.

     The French lawsuit was filed in November 1995, in the tribunal de Grande Instance de Bobigny, the French patent court, and originally alleged that the Company's CDR(TM) system infringes French Patent No. 2,547,495, European Patent No. 129,451 and French Certificate of Addition No. 2,578,737. These patents, all of which are related, are directed to a CCD-based intra-oral sensor. Since filing its lawsuit, Trophy S.A. has withdrawn its allegation of infringement with respect to the Certificate of Addition. Trophy S.A. is seeking a permanent injunction and unspecified damages, including damages for its purported lost profits. The Company believes that the lawsuit is without merit, and is vigorously defending it. The Company is represented by the French law firm of Pierre Cousin and French patent counsel Cabinet beau de lomenie.

     The lawsuit in the United States was filed in March 1996 by Trophy S.A., Trophy Radiology, Inc., a United States subsidiary of Trophy S.A. ("Trophy Inc.") and the named inventor on the patent in suit, Francis Mouyen, a French citizen. The suit was brought in the United States District Court for the Eastern District of New York, and alleges that the Company's CDR(TM) system infringes United States Patent No. 4,593,400 (the "'400 Patent"), which is related to the patents in the French lawsuit. Trophy S.A., Trophy Inc. and Mouyen are seeking a permanent injunction and unspecified damages, including damages for purported lost profits, enhanced damages for the Company's purported willful infringement and an award of attorney fees. The Company believes that the lawsuit is without merit, and is vigorously defending it. The Company is represented by Fitzpatrick, Cella, Harper & Scinto, which has issued a formal opinion that the CDR(TM) system does not infringe the `400 patent.

     In addition, the Company has counter-sued Trophy S.A. and Trophy Inc. for infringement of United States Patent No. 4,160,997, a recently expired patent which was exclusively licensed to the Company by its inventor, Dr. Robert Schwartz, and for false advertising and unfair competition. The Company believes that its counter-suits are meritorious, and is vigorously pursuing them.

     On September 12, 1997, the Company served two motions for summary judgment seeking dismissal of the action pending in the United States District Court for the Eastern District of New York, on the grounds of non-infringement and the "best mode" defense. These motions are currently pending.

Item 2.  Changes in Securities and Use of Proceeds

     (d) On July 7, 1997, the Company's initial public offering (the "Offering") of 1,750,000 shares of its common stock, $.01 par value per share (the "Common Stock") closed. The Company's registration statement on Form S-1 (Registration No. 333-33731) was declared effective by the Securities and Exchange Commission on June 30, 1997. As part of the Offering, the Company granted to the Underwriters an over-allotment option to purchase up to 262,500 shares of Common Stock ("the "Underwriters' Option"). On July 10, 1997, the underwriters exercised the Underwriters' Option .

     The managing underwriter for the Offering was Lehman Brothers. The co-lead underwriters were J.P. Morgan & Co. and Pacific Growth Equities, Inc.

     The aggregate offering price of the 2,012,500 shares of Common Stock sold in the Offering to the public was $37,231,250 (inclusive of the Underwriters' Option), with proceeds to the Company after deduction of the underwriting discount and commissions in the amount of $2,606,188, of $34,625,062 (before deducting offering expenses payable by the Company).

     During the period of July 1, 1997 through September 30, 1997, the aggregate expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the Offering, including expenses paid for accounting, legal, printing and other expenses amounted to $1,077,539.

     As the Company's legal counsel in connection with the Offering, Kelly Drye & Warren LLP received legal expenses paid by the Company. Mark Bane, Esq., a partner of Kelly Drye & Warren LLP, is a director of the Company. Other than the payment by the Company of legal expenses to Kelly Drye & Warren LLP, none of the expenses paid by the Company in connection with the Offering or the exercise of the Underwriters' Option were paid, directly or indirectly, to directors, officers, controlling stockholders (e.g., persons owning 10% or more of any class of the Company's stock) of the Company, or affiliates.

     The aggregate net proceeds received by the Company from the Offering and as a result of the exercise of the Underwriters' Option, after deducting underwriting and commissions and expenses were $33,547,524. During the period of July 1, 1997 through September 30, 1997, such net proceeds have been applied as follows: (i) $366,988 for leasehold improvements (ii) $855,234 for property, plant, and equipment; (iii) $1,450,000 to purchase certain assets of Keystone Dental X-Ray Corp.; (iv) $1,000,000 to purchase a 5% interest in Photobit, Inc.;
(v) $1,512,833 to pay the notes payable and the interest thereon to Merck & Co., Inc.; (vi) $15,000,000 to short term investments; (vii) $10,221,469 to money market investments; and (viii) the remaining $3,141,000 was used for working capital purposes. None of the net proceeds were paid, directly or indirectly, to directors, officers, controlling stockholders, or affiliates of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               The exhibits listed in the following table have been filed as part of this Quarterly Report Report on Form 10-Q:

          Exhibit Number

               (10.1) Asset Purchase Agreement dated September 24, 1997 between Schick X-Ray Corporation ("Schick X-Ray"), a wholly-owned subsidiary of the Company, and Keystone Dental X-Ray, Inc. ("Keystone"). (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 9, 1997)

               (11) Statement re: Computation of Per Share Earnings

               (12) Financial Data Schedule


          (b)  Reports on Form 8-K:

               A Current Report on Form 8-K was filed on October 9, 1997 reporting (under Item 2) the purchase of certain assets by Schick X-Ray from Keystone.

                            SCHICK TECHNOLOGIES, INC.
                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SCHICK TECHNOLOGIES, INC.



Date:   November 14, 1997                   By: /s/ David B. Schick
                                                --------------------------------
                                                   David B. Schick
                                                   President and
                                                   Chief Executive Officer



                                            By: /s/ David B. Spector
                                                --------------------------------
                                                   David B. Spector
                                                   Chief Financial Officer and
                                                   Treasurer
                                                   (Principal Financial Officer)