Form 10-Q
period 1997-12-31
SCHICK TECHNOLOGIES INC
filed 1998-02-17
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION

================================================================================
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of February 17, 1998, 9,982,798 shares of common stock, par value $.01 per share, were outstanding.

================================================================================

                            SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

             Consolidated Balance Sheet as of December 31, 1997 and
             March 31, 1997 ............................................ Page 1

             Consolidated Statement of Operations for the three and
             nine  months ended December 31, 1997 and 1996 ............. Page 2

             Consolidated Statement of Cash Flows for the nine
                 months ended December 31, 1997 and 1996................ Page 3

             Notes to Consolidated Financial Statements ................ Page 4

    Item 2.  Management's Discussion and Analysis of Financial
                 Condition And Results of Operations.................... Page 7

PART II.  OTHER INFORMATION:

    Item 2.  Changes in Securities and Use of  Proceeds................. Page 9

    Item 6.  Exhibits and Reports on Form 8-K........................... Page 10

SIGNATURE............................................................... Page 11

EXHIBIT 11.............................................................. Page 12

EXHIBIT 27.............................................................. Page 16

PART I.  Financial Information
Item 1.  Financial Statements

                            Schick Technologies, Inc.
                           Consolidated Balance Sheet

                       Assets                           December 31,      March 31,
                                                            1997            1997
                                                        ------------    ------------
Current assets
  Cash and cash equivalents                             $  8,849,517    $  1,710,429
  Short-term investments                                  16,822,964       2,313,226
  Accounts receivable, net of allowance for doubtful
   accounts of $150,000 and $50,000, respectively          6,920,499       1,927,993
  Inventories                                              8,805,754       2,510,959
  Prepayments and other current assets                       438,025         327,220
                                                        ------------    ------------
         Total current assets                             41,836,759       8,789,827

Equipment, net                                             4,412,326       1,644,528
Investments                                                1,489,973         490,000
Other assets                                                 971,021         135,727
Deferred tax asset                                           434,235            --
                                                        ------------    ------------

         Total assets                                   $ 49,144,314    $ 11,060,082
                                                        ============    ============

       Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                 $  4,921,429    $  2,102,293
  Accrued salaries and commissions                         1,524,215         540,061
  Provision for warranty obligations                         519,739         329,426
  Income taxes payable                                       420,374            --
  Deferred revenue                                           329,664         141,017
  Deposits from customers                                    180,830         136,628
  Capital lease obligations, current                            --            22,200
                                                        ------------    ------------
         Total current liabilities                         7,896,251       3,271,625

Notes payable                                                   --         1,512,833
Accrued interest on notes payable                               --           101,654
Capital lease obligations, long-term                            --            86,991
                                                        ------------    ------------
         Total liabilities                                 7,896,251       4,973,103

Commitments                                                     --              --

Stockholders' equity
  Preferred stock ($.01 par value; 2,500,000 shares
   authorized, none issued and outstanding)                     --              --
  Common stock ($.01 par value; 25,000,000 shares
   authorized; 9,982,798 and 7,957,231 shares issued
   and outstanding, respectively)                             99,828          79,572
  Additional paid-in capital                              41,165,798       7,562,766
  Accumulated deficit                                        (17,563)     (1,555,359)
                                                        ------------    ------------
         Total stockholder's equity                       41,248,063       6,086,979

           Total liabilities and stockholders' equity   $ 49,144,314    $ 11,060,082
                                                        ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
                      Consolidated Statement of Operations
                                   (unaudited)

                                     Three months ended December 31,  Nine months ended December 31,
                                     -------------------------------  ------------------------------
                                          1997            1996            1997            1996
                                      ------------    ------------    ------------    ------------
Revenue, net                          $ 11,911,531    $  4,954,300    $ 26,175,916    $ 10,741,511
Cost of sales                            5,528,685       2,359,777      12,226,464       5,431,095
                                      ------------    ------------    ------------    ------------
           Gross profit                  6,382,846       2,594,523      13,949,452       5,310,416


Operating expenses:
  Selling and marketing                  2,903,561       1,605,038       6,787,070       3,603,418
  General and administrative             1,191,762         559,857       2,923,228       1,290,802
  Research and development               1,288,663         427,236       2,895,812       1,007,722
  Patent litigation settlement                --              --           600,000            --
                                      ------------    ------------    ------------    ------------
     Total operating expenses            5,383,986       2,592,131      13,206,110       5,901,942
                                      ------------    ------------    ------------    ------------

     Income (loss) from operations         998,860           2,392         743,342        (591,526)
                                      ------------    ------------    ------------    ------------


Other income (expense)
   Interest income                         360,488          61,126         858,061         116,174
   Interest expense                        (26,283)        (43,466)        (77,468)       (115,460)
                                      ------------    ------------    ------------    ------------

      Total other income (expense)         334,205          17,660         780,593             714
                                      ------------    ------------    ------------    ------------

    Income (loss) before income tax      1,333,065          20,052       1,523,935        (590,812)
                                      ------------    ------------    ------------    ------------


Provision (benefit) for income
taxes                                      107,721            --           (13,861)           --
                                      ------------    ------------    ------------    ------------

Net income (loss)                     $  1,225,344    $     20,052    $  1,537,796    $   (590,812)
                                      ============    ============    ============    ============

   Earnings (loss) per share          $       0.12    $       --      $       0.17    $      (0.08)
                                      ============    ============    ============    ============
   Earnings (loss) per share
   - assuming dilution                $       0.12    $       --      $       0.16    $      (0.07)
                                      ============    ============    ============    ============






The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                             Nine months ended December 31
                                                             -----------------------------
                                                                 1997            1996
                                                             ------------    ------------
Net cash flows from operating activities:
Net income (loss)                                            $  1,537,796    $   (590,812)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities
   Depreciation and amortization                                  569,530         215,318
   Stock and option grant compensation                             15,141            --
   Accrued interest on investments                               (435,625)           --
   Non-cash interest expense                                         --            98,323
Changes in assets and liabilities:
  Accounts receivable                                          (4,992,506)       (245,561)
  Inventories                                                  (6,127,795)       (528,828)
  Prepayments and other current assets                            (40,728)          7,438
  Other assets                                                    (73,166)        (86,348)
  Deferred income taxes                                          (434,235)           --
  Accounts payable and accrued expenses                         3,993,603       1,533,554
  Income taxes payable                                            420,374            --
  Deferred revenue                                                188,647         107,149
  Deposits from customers                                          44,202          42,636
  Accrued interest on notes payable                              (101,654)         61,500
                                                             ------------    ------------
     Net cash (used in) provided by operating activities       (5,436,416)        614,369
                                                             ------------    ------------

Cash flows from investing activities:
  Investment in capitalized software                              (70,077)           --
  Purchases of available-for-sale investments                        --          (500,000)
  Purchases of held-to-maturity investments                   (15,518,115)     (2,080,130)
  Proceeds from maturities of held-to-maturity investments      1,444,002            --
  Business acquisition                                         (1,450,000)           --
  Purchase of minority interest in Photobit Corporation          (999,973)           --
  Capital expenditures                                         (2,816,455)       (921,661)
                                                             ------------    ------------
                   Net cash used in investing activities      (19,410,618)     (3,501,791)

Cash flows from financing activities:
  Net proceeds from issuance and sale of common stock          33,608,147            --
  Net proceeds from issuance and sale of common stock and
   warrants                                                          --         4,311,800
  Proceeds from issuance of long-term notes                          --         1,000,000
  Repayment of notes payable                                   (1,512,833)           --
  Principal payments on capital lease obligations                (109,192)        (15,648)
                                                             ------------    ------------
               Net cash provided by financing activities       31,986,122       5,296,152

Net increase  in cash and cash equivalents                      7,139,088       2,408,730
Cash and cash equivalents at beginning of period                1,710,429         524,917
                                                             ------------    ------------

Cash and cash equivalents at end of period                   $  8,849,517    $  2,933,647
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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three and nine months ended December 31, 1997, are not necessarily indicative of the results to be expected for the full year ending March 31, 1998.

     The consolidated financial statements of the Company, at December 31, 1997, include the accounts of the Company and its wholly owned subsidiaries, Schick New York (as hereinafter defined) and Schick X-Ray Corporation. All significant intercompany balances have been eliminated (see Notes 2 and 7).

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

                            Schick Technologies, Inc.
             Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

3.   Inventories

     Inventories at December 31, 1997 and March 31, 1997 are comprised of the following:
                                             December 31,         March 31,
                                                 1997                1997
                                              ----------          ----------
Raw materials ..........................      $6,537,056          $1,671,010
Work-in-process ........................         752,889             421,863
Finished goods .........................       1,515,809             418,086
                                              ----------          ----------

    Total inventories ..................      $8,805,754          $2,510,959
                                              ==========          ==========


4.   Initial Public Offering

     In July 1997, the Company completed the IPO, selling 2,012,500 shares of common stock at a price of $18.50 per share providing gross proceeds to the Company of $37,231,250 and net proceeds, after underwriting discounts and commissions and estimated offering expenses payable by the Company, of approximately $35,508,000.

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

8.   Net Income (Loss) Per Common Share

     Effective December 31, 1997, the Company adopted statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which requires presentation of basic earnings per share ("Basic EPS" or "earnings per share") and diluted earnings per share ("Diluted EPS" or "earnings per share - assuming dilution"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. The adoption of FAS 128 did not have a significant effect on earnings per share for the three and nine months ending December 31, 1996.

     The computation of earnings per share and earnings per share - assuming dilution for the three and nine month periods ended December 31, 1997 and 1996 are as follows:

                                                  Three months ended           Nine months ended
                                                      December 31,                December 31,
                                               -------------------------   -------------------------
                                                  1997          1996          1997          1996
                                               -----------   -----------   -----------   -----------
     Income (loss) available common
        stockholders                           $ 1,225,344   $    20,052   $ 1,537,796   $  (590,812)
     Interest on convertible notes                    --            --            --          23,366
     Income (loss) for earnings per share -
        assuming dilution                      $ 1,225,344   $    20,052   $ 1,537,796   $  (567,446)
                                               ===========   ===========   ===========   ===========
     Weighted average shares outstanding for
        earnings (loss) per share                9,981,154     7,920,484     9,307,598     7,543,199
     Dilutive effect of stock options and
        warrants                                   432,477       161,297       518,861       579,612
                                               -----------   -----------   -----------   -----------
     Weighted average shares outstanding for
        earnings (loss) per share - assuming    10,413,631     8,081,781     9,826,459     8,122,811
        dilution

     Earnings per share                        $      0.12   $      --     $      0.17   $     (0.08)
                                               ===========   ===========   ===========   ===========
     Earnings per share - assuming dilution    $      0.12   $      --     $      0.16   $     (0.07)
                                               ===========   ===========   ===========   ===========

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

This Quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include the changing economic and competitive conditions in the medical and dental digital radiography market, regulatory approvals, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, and further risks and uncertainties, including those detailed in the Company's other filings with the Securities and Exchange Commission.

General

The Company designs, develops and manufactures digital imaging systems and devices for the dental and medical markets. In the field of dentistry, the Company has developed, and currently manufactures and markets, an intra-oral digital radiography system. The Company has also developed a bone mineral density measurement device to assist in the diagnosis of osteoporosis, which was introduced in December of 1997, upon receipt of FDA marketing clearance. In addition, the Company is developing large-area radiographic imaging devices for digital mammography.

Results of Operations

Net revenue for the three months ended December 31, 1997, increased $6.9 million (140%) to $11.9 million from $5.0 million for the comparable period of 1996. Net revenue for the nine months ended December 31, 1997, increased $15.5 million (144%) to $26.2 million from $10.7 million for the comparable period of 1996. The increase was attributable principally to an increase in the number of CDRTM products sold. Also contributing to the increase in sales for the three and nine months ended December 31, 1997, was the introduction of the Company's AccudexaTM bone density measurement device in December of 1997. The number of CDRTM products sold was positively affected by the Company's increased expenditures on sales and marketing, personnel recruiting, promotional activities, and the increased use of domestic dental distributors.

Cost of sales for the three months ended December 31, 1997, increased $3.2 million (134%) to $5.5 million (46.4% of net revenue) from $2.3 million (47.6% of net revenue) for the comparable period of 1996. Cost of sales for the nine months ended December 31, 1997, increased $6.8 million (125%) to $12.2 million (46.7% of net revenue) from $5.4 million (50.6% of net revenue) for the comparable period of 1996. The increase was due to the increase in sales of the Company's products. The decrease as a percentage of net revenue was primarily due to increased manufacturing efficiencies, increased production yields, economies of scale generated by an increase in the number of products sold, and decreased warranty costs.

Selling and marketing expenses for the three months ending December 31, 1997, increased $1.3 million (80.9%) to $2.9 million (24.4% of net revenue) from $1.6 million (32.4% of net revenue) for the comparable period of 1996. Selling and marketing expenses for the nine months ending December 31, 1997, increased $3.2 million (88%) to $6.8 million (25.9% of net revenue) from $3.6 million (33.5% of net revenue) for the comparable period of 1996. The increase in dollars was attributable principally to the hiring and training of new salespeople as the Company continued to increase the size of its national sales force. In addition, the Company significantly increased its promotional activities to create greater market awareness, and developed market strategies for new products.

General and administrative expenses for the three months ended December 31, 1997, increased $632 thousand (112.9%) to $1.2 million (10% of net revenue) from $560 thousand (11.3% of net revenue) for the comparable period of 1996. General and administrative expenses for the nine months ended December 31, 1997, increased $1.6 million (126.5%) to $2.9 million (11.2% of net revenue) from $1.3 million (12% of net revenue) for the comparable period of 1996. The increase was primarily attributable to the hiring of administrative personnel and legal fees associated with patent infringement litigation.

Research and development expenses for the three months ended December 31, 1997, increased $861 thousand (202%) to $1.3 million (10.8% of net revenue) from $427 thousand (8.6% of net revenue) for the comparable period of 1996. Research and development expenses for the nine months ended December 31, 1997, increased $1.9 million (187%) to $2.9 million (11.1% of net revenue) from $1.0 million (9.4% of net revenue) for the comparable period of 1996. The increase was attributable to the expenses associated with the development of a bone mineral density measurement device, enhancements to the Company's products, and initial development of a mammography system.

In July 1997, the Company, in connection with the settlement of certain pending patent litigation involving a United States patent directed to a display for digital dental radiographs, was granted a worldwide, non-exclusive fully paid license covering such patent in consideration for a payment by the Company of $600 thousand.

Interest income increased to $360 thousand in the three months ended December 31, 1997 from $61 thousand in the comparable period of 1996. Interest income increased to $850 thousand in the nine months ended December 31, 1997 from $116 thousand in the comparable period of 1996. These increases are attributable to higher cash balances and investments in interest-bearing securities which were purchased with the proceeds of the July 1, 1997 Initial Public Offering (the "IPO"). Interest expense decreased to $26 thousand for the three-month period ended December 31, 1997 from $43 thousand in the comparable period of 1996. Interest expense decreased to $77 thousand for the nine-month period ended December 31, 1997 from $115 thousand in the comparable period of 1996. Interest expense was attributable principally to the Merck Loan, which was repaid from the proceeds of the IPO.

Liquidity and Capital Resources

At December 31, 1997, the Company had $8.8 million in cash and cash equivalents, $16.8 million in short-term investments and $33.9 million in working capital compared to $1.7 million in cash and cash equivalents, $2.3 million in short-term investments and $5.5 million in working capital at March 31, 1997. The increase in working capital for the nine months ended December 31, 1997, is primarily attributable to the net proceeds from the issuance and sale of common stock in connection with the Company's IPO (see below).

On July 7, 1997, the Company sold 1,750,000 shares of common stock in an IPO at a price of $18.50 per share, resulting in net proceeds to the Company of approximately $28.9 million after deducting expenses. In addition, on July 10, 1997, the Company received approximately $4.5 million, net of expenses, upon the exercise of the underwriters' over-allotment option to purchase 262,500 shares of common stock. A portion of the proceeds from the IPO was used to retire the debt due Merck & Co. in the principal amount of $1.5 million and interest of $144 thousand (the "Merck Loan"). Additional proceeds were used to purchase assets in Keystone Dental X-Ray Inc. ("Keystone") and a minority interest in Photobit Corporation ("Photobit") as described below. The remaining proceeds are expected to be used (i) to expand the Company's research and development capabilities, (ii) to expand its sales and marketing effort, (iii) for working capital and general corporate purposes, and (iv) for expansion of its facilities. Pending such uses, the Company invests the net proceeds in investment-grade, interest-bearing securities. From time to time, the Company may evaluate potential acquisitions of assets, businesses and product lines, which would complement or enhance the business of the Company. Depending on the cash requirements of any such acquisition, the Company may finance such acquisition, in whole or in part, with a portion of the net proceeds of the IPO.

On September 24, 1997, the Company's wholly owned subsidiary, Schick X-Ray Corporation, acquired certain assets of Keystone Dental X-Ray, Inc., a manufacturer of x-ray equipment for the medical and dental radiology field, for $1.5 million in cash. Schick X-Ray acquired inventory, manufacturing equipment, tooling and intellectual property. The acquisition has been accounted for using the purchase method.

On  September  30,  1997,  the Company  purchased  a minority  interest of 5% in
Photobit Corporation, a developer of sensor imaging technology, for approximately $1.0 million. The Company is the exclusive licensee of a certain technology for medical applications and plans to utilize the technology in its bone mineral density measurement device.

PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(c) On October 6, 1997, Cintel Investments exercised Warrants to purchase 11,200 shares of the Company's Common Stock for an exercise price of $8.93 per share, or $100,016.00 in the aggregate.

     Subsequently, on November 21, 1997, Robert Berger CPA Keogh Plan elected to make a cashless surrender of Warrants exercisable to purchase 2,800 shares of common stock for an exercise price of $8.93 per share and in return received 1,867 shares of the Company's Common Stock. Such issuances were pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

(d) On July 7, 1997, the Company's initial public offering (the "Offering") of 1,750,000 shares of its common stock, $.01 par value per share (the "Common Stock") closed. The Company's registration statement on Form S-1 (Registration No. 333-33731) was declared effective by the Securities and Exchange Commission on June 30, 1997. As part of the Offering, the Company granted to the Underwriters over-allotment options to purchase up to 262,500 shares of Common
Stock ("the "Underwriters' Option"). On July 10, 1997, the underwriters exercised the Underwriters' Option purchasing 262,500 shares of Common Stock from the Company. The aggregate offering price of 2,012,500 shares of Common
Stock registered for the account of the Company pursuant to the Offering (inclusive of the Underwriters' Option) was $37,231,250.

     The managing underwriter for the Offering was Lehman Brothers. The co-lead underwriters were J.P. Morgan & Co. and Pacific Growth Equities, Inc.

     The aggregate offering price of the 2,012,500 shares of Common Stock sold in the Offering to the public was $37,231,250 (inclusive of the Underwriters' Option), with proceeds to the Company (after deduction of the underwriting discount and commissions in the amount of $2,606,188) of $34,625,062 (before deducting offering expenses payable by the Company).

     During the period of July 1, 1997 through December 31, 1997, the aggregate expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the Offering, including accounting, legal, printing and other expenses, amounted to $1,116,932.

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

     The aggregate net proceeds received by the Company from the Offering and as a result of the exercise of the Underwriters' Option, after deducting underwriting and commissions and expenses were $33,508,731. During the period of July 1, 1997 through December 31, 1997, such net proceeds have been applied as follows: (i) $597,517 for leasehold improvements; (ii) $1,555,725 for property, plant, and equipment; (iii) $1,450,000 to purchase certain assets of Keystone Dental X-Ray Corp.; (iv) $1,000,000 to purchase a 5% interest in Photobit, Inc.;
(v) $1,512,833 to pay the notes payable and the interest thereon to Merck & Co., Inc.; (vi) $15,518,115 to short term investments; (vii) $6,386,897 to money market investments; and (viii) the remaining $5,487,644 was used for working capital purposes. None of the net proceeds were paid, directly or indirectly, to directors, officers, controlling stockholders, or affiliates of the Company.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         (11)     Statement re: Computation of Per Share Earnings

         (27)     Financial Data Schedule

(b)      Reports on Form 8-K:

          A report on Form 8-K was filed on  October  9, 1997  reporting  (under
          Item 2) the purchase of certain assets by Schick X-Ray Corporation from Keystone Dental X-Ray, Inc.

                            SCHICK TECHNOLOGIES, INC.
                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SCHICK TECHNOLOGIES, INC.



Date:   February 17, 1998                 By: /S/  David B. Schick
                                              -------------------------
                                                   David B. Schick
                                                   President and
                                                   Chief Executive Officer



                                          By: /S/  David B. Spector
                                              -------------------------
                                                   David B. Spector
                                                   Chief Financial Officer and
                                                   Treasurer
                                                   (Principal Financial Officer)