Form 10-K
period 1998-03-31
SCHICK TECHNOLOGIES INC
filed 1998-06-29
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                                   (Mark One)

                {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

                                       OR

              { }TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from _________ to _________

                        Commission file number 000-22673

                            SCHICK TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             11-3374812
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

            31-00 47th Avenue, Long Island City, NY 11101 (Address of
                     principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (718) 937-5765

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
       during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|     No |_|

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                   ----------

    The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 26, 1998 was approximately $99,458,491
             Such aggregate market value is computed by reference to
              the last sale price of the Common Stock on such date.

   As of June 26 , 1998, the number of shares outstanding of the Registrant's
             Common Stock, par value $.01 per share, was 9,992,057.

                       DOCUMENT INCORPORATED BY REFERENCE


 Portions of the Registrant's Proxy Statement relating to its Annual Meeting of
    Stockholders, which will be filed pursuant to Regulation 14A (the "Proxy
     Statement"), are incorporated by reference in Part III. The portions of the Proxy Statement under the headings "Report of the Compensation
        Committee" and "Stock Performance Graph" are not incorporated by reference and are not a part of this Report.

                               Table of Contents

Item of Form 10-K                                                           Page
--------------------------------------------------------------------------------

Part I                                                                       1

     Item 1.   Business                                                      1

     Item 2.   Properties                                                   14

     Item 3.   Legal Proceedings                                            15

     Item 4.   Submission of Matters to a Vote of Security Holders          16

Part II                                                                     16

     Item 5.   Market for the Registrant's Common Equity and
               Related Stockholder Matters                                  16

     Item 6.   Selected Financial Data                                      18

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          19

     Item 7.A  Quantitive and Qualatative Disclosures About Market Risk     26

     Item 8.   Financial Statements and Supplementary Data                  26

     Item 9.   Changes in and Disagreements with Accountants
               On Accounting and Financial Disclosure                       26

Part III                                                                    27

     Item 10.  Directors and Executive Officers of the Registrant

     Item 11.  Executive Compensation

     Item 12.  Security Ownership of Certain Beneficial  Owners
                    And Management

     Item 13.  Certain Relationships and Related Transactions

Part IV                                                                     28

     Item 14.  Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                     28

                                     PART I

ITEM 1. BUSINESS

     Schick Technologies, Inc. (the "Company"), designs, develops and manufactures innovative digital radiographic imaging systems and devices for the dental and medical markets. The Company's products, which are based on proprietary digital imaging technologies, create instant high resolution radiographs with reduced levels of radiation.

     In the field of dentistry, the Company's CDR(TM) computed dental radiography imaging system was introduced in March 1994 and has become the leading product in its field. The CDR(TM) system uses an intra-oral sensor to produce instant, full size, high resolution dental x-ray images on a color computer monitor without film or the need for chemical development, and with a radiation dose that is approximately 10% of that required for conventional x-ray film. The Company also manufactures and sells the CDRCam(TM), an intra-oral camera which fully integrates with the CDR(TM) system, and the CDR DisCovery 60/70 DC(TM), a digitally optimized x-ray generator. The Company is currently developing other products for the dental field, including a digital panoramic device.

     The Company also manufactures, markets and sells, in the field of medical radiography, the accuDEXA(TM) bone densitometer -- an inexpensive and easy-to-operate device for the assessment of bone mineral density and fracture risk.

     The Company is developing a digital mammography sensor which it believes will offer high quality diagnostic capability at a substantially lower cost than other available devices.

     The Company's products are based on its proprietary enhanced charged coupled device ("CCD") and active-pixel sensor ("APS") imaging technologies. APS allows the fabrication of large-area imaging devices with high resolution at a fraction of the cost of traditional technologies. APS technology was originally developed by the California Institute of Technology and is licensed to the Company for a broad range of health care applications.

     The Company's objective is to be the leading provider of high resolution, low-cost digital radiography products. The Company plans to leverage its technological advantage in the digital imaging field to penetrate a broad range of diagnostic imaging markets. The Company believes that its proprietary technologies and expertise in electronics, imaging software and advanced packaging will enable it to compete successfully in these markets. Key elements of the Company's strategy include (i) expanding market leadership in dental digital radiography through expanded sales channels, further product enhancements, and increased direct sales, OEM and marketing activities; (ii) marketing accuDEXA(TM) to the medical market through a combination of direct sales and other distribution channels; (iii) introducing new products based on patented and proprietary APS technology for digital mammography, other medical and industrial applications; and (iv) expanding international distribution channels for existing and new products.

     On July 7, 1997, the Company completed an initial public offering of its Common Stock. Proceeds to the Company after expenses of the offering were approximately $33,508,000.

     The Company was incorporated in Delaware in 1997 and its business was founded in 1992. The Company's principal executive offices are located at 31-00 47th Avenue, Long Island City, New York 11101. The Company's telephone number is
(718) 937-5765, and its web site address is http://www.schicktech.com.

PRODUCTS / INDUSTRY

     Dental Imaging

     X-ray imaging, or radiography, is widely used as a basic diagnostic technique in a broad range of medical applications. To produce a conventional radiograph, a film cassette is placed behind the anatomy to be imaged. A generator, which produces high energy photons known as x-rays, is positioned opposite the film cassette. The transmitted x-rays pass through soft tissue, such as skin and muscle, and are absorbed by harder substances, such as bone. These x-rays then form a latent image upon the film. After exposure, the film is passed through a series of chemicals and then dried.

     Film, however, has certain inherent limitations, including the substantial time, operating expense, inconvenience and uncertainty associated with film processing, as well as the cost of disposal of waste chemicals and the need for compliance with environmental regulations. Furthermore, the radiation dosage levels required to assure adequate image quality in conventional film raise concerns regarding the health risks associated with exposure to radiation. Also, conventional film images cannot be electronically retrieved from patient records or electronically transmitted to health care providers or insurance carriers at remote locations, a capability which has become increasingly important in today's managed care environment. While x-ray scanning systems convert x-rays into digital form, they add to the substantial time and expense associated with the use of conventional film and do not eliminate the drawbacks of film processing.

     Digital radiography products have been developed to overcome the limitations of conventional film. These systems replace the conventional film cassette with an electronic receptor which directly converts the incident x-rays to digital images. The first system to employ certain aspects of this technique was Computed Radiography(TM) ('CR'), a 'near real time' system, in which a laser scanner reads the x-ray image from a specially designed cassette. While CR allows the images to be electronically displayed and stored, it does not achieve instant results, and employs a large, costly scanning system. Other technologies which allow for instant acquisition of digital x-rays have been developed, including CCD arrays and amorphous silicon panels, neither of which is well suited for imaging large areas due, respectively, to high cost and limited resolution.

     Dentists, who generally perform their own radiology work, represent the single largest group of radiologists in the world and the dental industry is, in terms of unit volume, the largest consumer of radiographic products and equipment.

     The Company believes that there is a potential market for approximately 1.1 million digital dental radiography devices worldwide. According to the American Dental Association, there are approximately 150,000 practicing dentists in the United States. The Company believes that each of them, on average, operates 2.5 radiological units, creating a potential market of 375,000 digital dental radiography devices in the United States. In addition, the Company believes that there are approximately 600,000 practicing dentists in the world's major healthcare markets outside of the United States and, the Company believes that each of them, on average, operates 1.25 radiological units, creating a potential market of 750,000 additional devices.

     Dentists have a particularly strong motivation to adopt digital radiography. Radiographic examinations are an integral part of routine dental checkups and the dentist is directly involved in the film development process. The use of digital radiography eliminates delays in film processing, thus increasing the dentist's potential revenue stream and efficiency, and reduces overhead expenses. The use of digital radiography also allows dentists to more effectively communicate diagnosis and treatment plans to patients, which the Company believes has the potential to increase the rate of patients' treatment acceptance and resulting revenues. Finally, the dosage required to produce an intra-oral dental x-ray, which is high when compared with other medical radiographs, can be reduced by up to 90% through the use of digital radiography.

     The Company's principal revenue-generating product is its CDR(TM) computed dental radiography imaging system. The Company's CDR(TM) system is easy to operate and can be used with any dental x-ray generator. To produce a digital x-ray image using CDR(TM), the dentist selects an intra-oral sensor of suitable size and places it in the patient's mouth. The sensor converts the x-rays into a digital image which is displayed on the computer monitor within five seconds and automatically stored as part of the patient's clinical records. CDR(TM) system software allows the dentist to perform a variety of advanced diagnostic operations on the image. The sensor can then be repositioned for the next x-ray. As the x-ray dose is significantly lower than that required for conventional x-ray film, concern over the potential health risk posed by multiple x-rays is greatly diminished. The process is easy and intuitive, enabling nearly any member of the dental staff to operate the CDR(TM) system with minimal training.

     The Company manufactures image sensors in three sizes which correspond to the three standard size conventional x-ray films. Size 0 measures 27 x 19 x 6 mm and is designed for pediatric use; size 1 measures 42 x 25 x 5 mm and is designed for taking anterior dental images; and size 2 measures 44 x 31 x 5 mm and is designed to take bitewing images. All of the Company's CDR(TM) sensors may easily be sterilized using cold solutions or gas. The typical CDR(TM) configuration includes a computer, display monitor and size 2 digital sensor.

     The Company began selling the CDRCam(TM), its innovative intra-oral camera, in early 1997. CDRCam(TM) fully integrates with the CDR(TM) system to provide color video images of the structures of the mouth. Since their introduction in 1991, intra-oral cameras have become widely accepted as a dental communication and presentation tool.

     The Company also sells the CDR DisCovery 60/70 DC(TM), an x-ray generator manufactured by the Company's wholly-owned subsidiary, Schick X-Ray Corporation. This device incorporates low-cost, high stability x-ray technology and is optimized for digital radiography. It is sold with or without the CDR(TM) system.

     Bone Mineral Density / Fracture Risk Assessment

     Assessment of bone mineral density ("BMD") is an essential component in the diagnosis and monitoring of osteoporosis. Osteoporosis is a disease that causes progressive loss of bone mass which, in serious cases, results in bone fractures and even death. Osteoporosis can develop over the course of many years without apparent symptoms, until bone is sufficiently degenerated and fractures occur. The National Osteoporosis Foundation estimates that approximately 200 million people suffer from the disease worldwide, which affects one out of three post-menopausal women and one out of ten men over the age of 70. In the United States, an estimated twenty-five million people suffer from the disease. The total estimated health care cost of osteoporosis in the United States, including indirect costs, is approximately $13 billion annually.

     Until recently, osteoporosis was considered neither treatable nor preventable. Because effective treatments are now available and because osteoporosis may be preventable if detected in its early stages, the demand for BMD diagnostic equipment has significantly increased. In the United States, there are approximately 28 million women who are at high-risk for developing osteoporosis. Because of the large population segment which could benefit from BMD testing, the Company believes that there is great demand for a practical, instant, cost effective, precise, compact and easy-to-use BMD testing device for the primary care physician. Primary care physicians consist of internal medicine, family, geriatric and OB/GYN practices. These practices represent approximately 172,000 potential testing sites in the United States alone. Traditional BMD measuring devices have been large, costly and difficult to operate, and are mainly found in large hospitals and diagnostic imaging centers. In 1995, there were fewer than 1,200 such BMD assessment devices in use in the United States.

     The Company has developed an innovative BMD assessment device to assist doctors in the diagnosis of low bone density and prediction of fracture risk. This low-cost and highly precise diagnostic tool, which is marketed under the trade name accuDEXA(TM), assesses BMD more quickly, accurately and easily than any comparable product currently on the market, while using a minimal radiation dosage. It is a point-of-treatment tool, designed for use by primary care physicians as an integral part of a patient's regular physical examination. In December 1997, the Company received clearance from the United States Food and Drug Administration ("FDA") for the general use and marketing of the accuDEXA(TM) as a BMD assessment device; on June 4, 1998, the FDA granted the Company additional clearance for its marketing of accuDEXA(TM) as a predictor of fracture risk.

     Based on APS technology, accuDEXA(TM) is a small self-contained unit capable of instantly assessing the BMD of a specific portion of the patient's hand, a relative indicator of BMD elsewhere in the body. This device is the first BMD assessment instrument which is virtually automatic, requiring little operator intervention, calibration or interfacing of any kind other than the entry of relevant patient data into a built-in touch sensitive video screen. The device requires no external x-ray generator or computer and it exposes the patient to less than 1% of the radiation of a single conventional chest x-ray. To use accuDEXA(TM), the patient places his or her hand into a positioner and, once activated, the device automatically produces two low-dosage instant radiographs. The patient's bone density and fracture risk information is displayed on the screen in less than 30 seconds.

     Mammography

     Breast cancer is the leading cause of cancer death among women in the United States between the ages of 40 and 55, and the second leading cause of cancer death among all women in the United States. According to the American Cancer Society, approximately 184,000 new cases of breast cancer were diagnosed and approximately 44,000 women died from the disease in 1996. The annual cost of breast cancer screening and diagnosis in the United States alone is estimated at $6 billion. Successful treatment of breast cancer depends in large part on the early detection of malignant lesions in the breast. According to the National Cancer Institute, the five year survival rate decreases from more than 90% to 72% after the cancer has spread to the lymph nodes, and to 18% after it has spread to other organs such as the lungs, liver or brain.

     Mammography techniques have not changed significantly over the past 20 years, although slight improvements have been made in x-ray film quality. One major drawback to the use of current mammography systems is their limited ability to image dense breast tissue, typically found in women under the age of 50, resulting in an unduly high rate of 'false positive' test results and the concomitant consequences: unwarranted surgical biopsies, significant cost and great anxiety and concern to the patient. As reported by the American Cancer Society, women under age 50 experience significant incidence of breast cancer, with 23% of breast cancer cases detected in women under age 50.

     Another limitation of conventional mammography is the time and cost required to develop the film. Time is particularly problematic in the case of stereotactic needle biopsies, in which a hollow needle is inserted into the breast to obtain a tissue sample of a suspected lesion. Multiple mammograms must be obtained during the procedure in order to properly position the needle. In 1995, approximately 1,000,000 breast biopsies were performed in the United States, of which approximately 200,000 were stereotactic needle biopsies, up from fewer than 500 in 1990.

     Digital mammography is diagnostically superior to current film-based systems, yielding higher contrast, improved resolution and lower radiation dosage. Digital mammography may be especially useful in screening women under the age of 50 because of its enhanced ability to image the denser breast tissue typically found in younger women. Clinical testing has shown that digital mammography, as compared with non-digital devices, can increase accurate diagnosis by 20%. Digital mammography also provides instant images allowing for real time stereotactic needle biopsies.

     The only digital formats for mammography currently on the market are 'spot' mammography devices, which can depict a 6 x 6 cm region of the breast. These devices are fabricated with CCDs, are limited in size, and cost in excess of $90,000. Because of their limited size, these 'spot' mammography devices are useful for specific operative procedures, such as needle biopsies, but not for general screening and diagnosis. A number of companies have developed prototypes of large area digital systems, using either amorphous silicon or tiled CCD technology. The anticipated price for these units is expected to fall in the $250,000 to $500,000 range, or approximately four to eight times the current cost of standard mammography equipment.

     According to the American College of Radiology, in 1996 there were approximately 14,000 screening mammography machines in the United States, and the Company believes that there were approximately 15,000 additional screening mammography machines in other major health care markets. The market for mammography machines is driven by increased awareness of breast cancer risk, the emphasis on early detection, the growing number of stereotactic needle biopsies and the advancement of digital technology.

     The Company has developed a method of producing high quality digital mammography sensors at a cost which, it believes, will be substantially lower than its competitors' existing and proposed systems. The Company believes that its digital mammography sensors will yield higher contrast, improved resolution and lower radiation dosage than current film based systems, will be especially useful in screening the denser breast tissue typically found in women under the age of 50 and will allow for real time stereotactic needle biopsies. Clinical testing has shown that, in comparison with non-digital devices, digital mammography can increase accurate diagnosis by 20%.

     The Company's proprietary APS technology allows the fabrication of high resolution, large-area devices at low cost. The Company has manufactured a prototype of an 8 x 8 cm sensor, which it first demonstrated publicly at the 1997 Radiological Society of North America meeting, held in Chicago, Illinois in December 1997, and currently plans to manufacture a larger full field sensor for sale outside of the United States in early 1999 and in the United States following FDA clearance. See "-- Government Regulation." The small 'spot' mammography 6 x 6 cm sensors currently available from other companies retail for over $90,000. The prototype full sized sensors which are being developed by these companies are projected to cost $250,000 to $500,000. The Company believes that its mammography sensors will cost substantially less than these products and provide superior image quality.

     Schick X-Ray Corporation

     On September 24, 1997, the Company completed the acquisition of certain assets of Keystone Dental X-Ray, Inc., a manufacturer of x-ray equipment for the medical and dental radiology field, for $1.5 million in cash. The acquired assets have been integrated into the Company's subsidiary, Schick X-Ray Corporation ("Schick X-Ray"). Schick X-Ray produces the Company's CDR DisCovery 60/70 DC(TM) and components utilized in the accuDEXA.

MANUFACTURING

     The Company's products are manufactured at its facility in Long Island City, New York, which includes a 2,300 square foot controlled environment sensor production facility. This facility is subject to periodic inspection by the FDA. The Company has invested in automated and semi-automated equipment for the fabrication and machining of parts and assemblies incorporated in its products. The Company's quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through in-process and final inspection.

     The Company manufactures most of its custom components itself in order to minimize dependence on suppliers and for quality control purposes. While the Company does procure certain components from outside sources which, because of the quality of their products, are sole suppliers, it believes that those components could be obtained from additional sources without substantial difficulty, although the need to change suppliers or to alternate between suppliers might cause significant delays in delivery or significantly increase the Company's costs. The Company procures its APS and CCD semiconductor wafers, a significant component of its products, each from a single supplier. An interruption in supply resulted in manufacturing and product shipment delays and therefore lower revenues than anticipated during the fourth quarter of 1998. Extended interruptions of this supply could have a material adverse effect on the Company's results of operations. The Company's manufacturing processes are, for the most part, vertically integrated, although selective outsourcing is employed to take advantage of economies of scale at outside manufacturing facilities and to alleviate manufacturing bottlenecks. Certain components used in existing products of the Company, as well as products under development, may be purchased from single sources.

DEPENDENCE ON CUSTOMERS

     The Company's business is not dependent on any single customer, and the Company does not believe that the loss of any single customer would have a material adverse impact on the Company. Except for Dental Computer/Dental Technologies, which accounted for 18.0% of the Company's sales in 1997, no single customer has accounted for more than ten percent of the Company's annual sales in either of the Company's two most recent fiscal years. During fiscal 1996, 1997 and 1998, respectively, sales of approximately $2.1 million, $3.9 million and $7.1 million were made to foreign customers.

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

     The Company seeks to protect its intellectual property through a combination of patent, trademark and trade secret protection. The Company's future success will depend in part on its ability to obtain and enforce patents for its products and processes, preserve its trade secrets and operate without infringing the proprietary rights of others.

     Patents

     The Company has an active corporate patent program, the goal of which is to secure patent protection for its technology. The Company currently has an issued United States patent for an 'Intra-Oral Sensor for Computer Aided Radiography,' which patent expires on October 16, 2012, and an allowed United States patent application for a 'Large Area Image Detector' which will expire on November 20, 2016. The issued patent is currently the subject of a broadening reissue proceeding before the United States Patent and Trademark Office ("PTO"). The Company also has six additional patent applications currently pending before the PTO. In addition, the Company is the exclusive licensee of a United States patent for an 'Intra-oral Fluoroscope,' which patent expired on July 10, 1996, and is the licensee of certain patents, patent applications and other know-how related to CMOS active pixel sensors, a technology which was developed by the California Institute of Technology and licensed to Photobit LLC, from whom the Company obtained a license for a broad range of healthcare applications.

     Trademarks

     The Company currently has pending in the PTO trademark applications for the mark "CDR" for its digital dental radiography product, "CDRCam" (both textual and stylized) for its intra-oral camera, "QuickZoom" (both textual and stylized) for a viewing feature in its digital dental radiography product and "accuDEXA" for its BMD assessment product. The "CDR," "CDRCam," QuickZoom" (textual) and "accuDEXA" marks have been allowed pursuant to Notices of Allowance issued by the PTO.

     Trade Secrets

     In addition to patent protection, the Company owns trade secrets and proprietary know-how which it seeks to protect, in part, through appropriate non-disclosure, confidentiality, non-solicitation, non-competition and employee agreements with appropriate individuals, including employees, consultants, vendors and independent contractors. These agreements generally provide that all confidential information developed by or made known to the individual by the Company during the course of the individual's relationship with the Company is the property of the Company, and is to be kept confidential and not disclosed to third parties, except in specific limited circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. However, there can be no assurances that these agreements will not be breached, that the Company would have adequate remedies available for any breach or that the Company's trade secrets will not otherwise become known to, or independently developed by, its competitors.

GOVERNMENT REGULATION

     Products that the Company is currently developing or may develop in the future are likely to require certain forms of governmental clearance, including FDA marketing clearance. The FDA review process typically requires extended proceedings pertaining to product safety and efficacy. The Company believes that its future success will depend to a large degree upon commercial sales of improved versions of its current products and sales of new products; the Company will not be able to market such products in the United States without FDA market clearance. There can be no assurance that any products developed by the Company in the future will be given clearance by applicable governmental authorities or that additional regulations will not be adopted or current regulations amended in such a manner as to adversely affect the Company.

     Pursuant to the Federal Food, Drug and Cosmetic Act, as amended (the "FD&C Act"), the FDA classifies medical devices intended for human use into three classes: Class I, Class II, and Class III. In general, Class I devices are products for which the FDA determines that safety and effectiveness can be reasonably assured by general controls under the FD&C
Act relating to such matters as adulteration, misbranding, registration, notification, records and reports. The CDRCam(TM) is a Class I device.

     Class II devices are products for which the FDA determines that general controls are insufficient to provide a reasonable assurance of safety and effectiveness, and that require special controls such as promulgation of performance standards, post-market surveillance, patient registries or such other actions as the FDA deems necessary. The CDR(TM) system and accuDEXA(TM) have been classified as Class II devices.

     Class III devices are devices for which the FDA has insufficient information to conclude that either general controls or special controls would be sufficient to assure safety and effectiveness, and which are life-supporting, life-sustaining, of substantial importance in preventing impairment of human health, or present a potential unreasonable risk of illness or injury. Devices in this case require pre-marketing approval, as described below. None of the Company's existing products are in the Class III category.

     The FD&C Act further provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been cleared by the FDA. There are two review procedures by which medical devices can receive such clearance. Some products may qualify for clearance under a Section 510(k) procedure, in which the manufacturer submits to the FDA a pre-market notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and that it is as safe and effective as a legally marketed device, and does not raise different questions of safety and effectiveness than does a legally marketed device). In some cases, the 510(k) notification must include data from human clinical studies.

     Marketing may commence once the FDA issues a clearance letter finding such substantial equivalence. According to FDA regulations, the agency has 90 days in which to respond to a 510(k) notification. There can be no assurance, however, that the FDA will provide a response within that time, or reach a finding of substantial equivalence.

     If a product does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is a Class III device), the FDA must approve a Pre-Market Approval ("PMA") application before marketing can begin. PMA applications must demonstrate, among other things, that the medical device is safe and effective. A PMA application is typically a complex submission that includes the results of clinical studies. Preparation of such an application is a detailed and time-consuming process. Once a PMA application has been submitted, the FDA's review process may be lengthy and include requests for additional data. By statute and regulation, the FDA may take 180 days to review a PMA application, although such time may be extended. Furthermore, there can be no assurance that a PMA application will be approved by the FDA.

     In February 1994, the FDA cleared the Company's 510(k) application for general use and marketing of the CDR(TM) system. In November 1996, the FDA cleared the Company's 510(k) application for general use and marketing of the CDRCam(TM). In December 1997, the FDA cleared the Company's 510(k) application for general use and marketing of accuDEXA(TM). On June 4, 1998, the FDA granted the Company additional clearance to market accuDEXA(TM) as a predictor of fracture risk. The Company has not yet submitted a 510(K) application for its digital mammography sensors. There can be no assurance that the Company will obtain FDA clearance for such products.

     In addition to the requirements described above, the FD&C Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices which they distribute commercially. The FD&C Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing, and quality control activities. The FDA's Medical Device Reporting regulation subjects medical devices to post-market reporting requirements for death or serious injury, and for certain malfunctions that would be likely to cause or contribute to a death or serious injury if malfunction were to recur. In addition, the FDA prohibits a device which has received marketing clearance from being marketed for applications for which marketing clearance has not been obtained. The FDA further requires that certain medical devices not cleared for marketing in the United States receive FDA marketing clearance before they are exported.

     FDA guidelines entitled "Quality System Regulation" ("QSR") set forth standards for the Company's manufacturing process, require the maintenance of certain records and provide for unscheduled inspections of the Company's facilities. Certain requirements of state, local and foreign governments must also be complied with in the manufacture and marketing of the Company's products. The Company believes that its manufacturing and quality control procedures meet the requirements of these regulations.

     Failure to comply with applicable regulatory requirements can, among other consequences, result in fines, injunctions, civil penalties, suspensions or loss of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. In addition, governmental regulations may be established that could prevent or delay regulatory clearance of the Company's products. Delays in receipt of clearance, failure to receive clearance or the loss of previously received clearance would have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition to laws and regulations enforced by the FDA, the Company is subject to government regulations applicable to all businesses, including, among others, regulations related to occupational health and safety, workers' benefits and environmental protection. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     Distribution of the Company's products in countries other than the United States may be subject to regulations in those countries. These regulations vary significantly from country to country; the Company typically relies on its independent distributors in such foreign countries to obtain the requisite regulatory approvals. In order to market its products in the member countries of the European Union, the Company will be required to obtain the "CE mark." The CE mark is a

European Union symbol of adherence to quality assurance standards and compliance with the European Union's Medical Device Directives. The Company has developed and implemented a quality assurance program in accordance with the guidelines of the International Quality Standard, ISO 9001. The Company is currently seeking ISO 9001 certification.

INSURANCE

     The Company is subject to the risk of product liability and other liability claims in the event that the use of its products results in personal injury or other claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. The Company maintains insurance coverage related to product liability claims, but there can be no assurance that product liability or other claims will not exceed its insurance coverage limits, or that such insurance will continue to be available on commercially acceptable terms, or at all.

RESEARCH AND DEVELOPMENT

     During fiscal 1998, 1997 and 1996, research and development expenses were $3.9 million, $1.4 million and $0.5 million, respectively.

BACKLOG

     The Company does not generally maintain any significant backlog of its products due to its ability to process orders in a timely manner. However, in the fourth quarter of fiscal 1998, the Company experienced a delay in shipments of a key component which resulted in manufacturing delays and a subsequent backlog at the end of the quarter.

EMPLOYEES

     As of March 31, 1998, the Company had 392 full-time employees, engaged in the following capacities: sales and marketing (126); executive office (6); executive staff (6); legal (3); production (87); engineering (46); operations
(69); product support (27); and Schick X-Ray (22). The Company believes that its relations with its employees are good. No Company employees are represented by a labor union or are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages due to labor disputes.

SALES AND MARKETING

     Dental Products

     In the United States, the Company markets its products primarily through a direct sales system which incorporates dental trade shows and professional seminars, advertisements in dental periodicals, journals and other publications, direct mail and product announcements. The Company employs approximately 65 direct sales representatives who are located throughout the United States and are organized into territories. A staff of 18 marketing specialists with 10 support staff based at the Company's offices in New York supports the direct sales force by planning events and developing promotional and marketing materials. In addition, the Company has an in-house sales program which focuses on universities and continuing education programs. As of March 31, 1998, CDR(TM) had been sold to more than 80% of dental schools in the United States. The Company also employs a government sales program to sell directly to the Armed Services, Veterans Administration hospitals, United States Public Health Service and other government-sponsored health institutions.

     In the international market, the Company sells the CDR(TM) system via independent regional distributors. There are currently approximately 50 independent CDR(TM) dealers, covering over 50 countries. A specialized in-house staff provides the foreign distributors with materials, technical assistance and training, both in New York and abroad.

     The Company has broadened its sales strategy by negotiating distribution and private-label 'OEM' agreements, both domestically and internationally. The Company has entered into an OEM sales agreement with Henry Schein, Inc., ("HSI") under which HSI's subsidiary, Sullivan-Schein Dental Corp., sells the CDR(TM) system under its own trade name, "easyray(TM)". The Company's goal is to utilize its leading position in the industry, secure as many productive sales channels as possible and to rapidly penetrate additional segments of the international market.

     BMD / Fracture Risk Assessment

     The Company sells accuDEXA(TM) through a direct sales force and established independent distributors and manufacturers of medical and radiological equipment. The primary end-users for accuDEXA(TM) are primary care physicians, including OB/GYN practices, and osteopathic and geriatric specialists.

     Pharmaceutical companies are currently involved in wide-scale osteoporosis education and awareness programs targeted at physicians. A number of such companies, including Novartis, Wyeth-Ayerst Laboratories, Eli Lilly and Merck, currently have FDA-approved therapies for the treatment of osteoporosis. Several other companies, including Procter & Gamble, Boehringer-Mannheim, Sanofi and Pfizer, have additional products which are currently in clinical trials. The Company expects that the efforts of pharmaceutical companies to develop medicines and treatment programs will result in the expansion of doctors' involvement in initial screening and routine management of osteoporosis, thereby increasing the market for BMD assessment devices. The Company intends to capitalize on these efforts both in the United States and abroad.

     The Company is currently conducting a number of research studies and collecting normative reference data for the accuDEXA(TM) databases, worldwide. The research studies address issues of long-term importance such as the detection of osteoporosis and patient risk for bone fracture. The Company has thus far established normative reference databases for the Caucasian female and male populations and is seeking to complete databases for Asian, African-American, Hispanic and Brazilian populations in the near future. The Company will utilize these databases to address the needs of healthcare markets in different countries and expects them to positively impact upon sales of accuDEXA(TM) abroad.

     Mammography

     The Company's sales strategy will be to market its mammography devices through a direct sales force as well as through established manufacturers in the mammography market, typically on an OEM basis. The Company plans to develop customized versions of its "spot" and "full-field" sensors which OEM buyers can incorporate into a wide variety of mammography machines. The Company believes that this strategy will allow it to optimize its penetration of the mammography market through utilization of existing distribution channels.

COMPETITION

     The health care industry in general, and the market for imaging products in particular, is highly competitive. The Company faces competition and potential competition from a number of companies, many of which have substantially greater financial, marketing and other resources than the Company. The specific competitors are distinct within each of the Company's markets, as described below. The Company competes primarily on the basis of technology, pricing, product features and performance, and believes that its products compete favorably in all such areas. There can be no assurance that the Company will maintain its competitive position against current and potential competitors, especially those with greater resources than the Company.

     Dental Products

     A number of companies currently sell intra-oral digital dental sensors. These include Trophy S.A., Siemens Dental Systems, Cygnus Imaging, Inc., and Dentsply. In addition, Dentsply and Soredex Corporation sell a storage-phosphor based intra-oral dental system. The CDR(TM) system has thus far competed successfully against other products. If other companies enter the digital radiography field, it may result in a significantly more competitive market in the future. Several companies are involved in the manufacture and sale of intra-oral cameras, including Dentsply, Welch-Allyn Co., Henry Schein Co., Ultra-Cam, Air Technics and DMD. Numerous other companies are involved in the manufacture and sale of x-ray generators, including Trophy, Dentsply and Belmont.

     BMD / Fracture Risk Assessment

     Two other companies, Lunar and Norland, are currently marketing peripheral BMD densitometers. Hologic recently received FDA clearance to market a peripheral BMD ultrasound device. A number of other companies have submitted 510(k) applications to the FDA seeking clearance to market other devices. Two companies, Ostex and Metra Biosystems, have developed biochemical markers which indicate the rate at which the body is resorbing (i.e., breaking down) bone. Another potential competitor of the Company's accuDEXA(TM) is the Osteogram test, manufactured by CompuMed Inc., a peripheral screening test employing RA technology, conventional hand x-rays and computer analysis.

     Mammography

     The companies in the digital mammography market include the following manufacturers of traditional mammography devices: GE Medical Systems, Fischer Imaging, Trex Medical, Instrumentarium Imaging, Philips and Siemens.

YEAR 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on transactions worldwide. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

     Therefore, some computer hardware and software has been modified and some will need to be modified prior to the year 2000 to remain functional. The Company is assessing the internal readiness of its computer systems and the readiness of third parties which interact with the Company's systems. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. Costs associated with the year 2000 assessment and correction of problems noted are expensed as incurred. Based on management's current assessment, it does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition.

FORWARD-LOOKING STATEMENTS

     This Form 10-K Annual Report contains forward-looking statements that involve risk and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those contained in this Item 1--Business, Item
7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and Exhibit 99 to this Report.

ITEM 2. PROPERTIES

     The Company presently occupies 105,800 square feet of leased space in Long Island City, New York. This space houses the Company's executive offices, sales and marketing headquarters, research and development laboratories and production and shipping facilities. The Company recently expanded its facilities to meet increased staffing and manufacturing needs and may require additional expansion over the next 12 months. The Company expects that adequate space, if needed, will be available at a reasonable cost.

     Schick X-Ray Corporation, the Company's wholly-owned subsidiary, leases 9,664 square feet of space in Roebling, New Jersey, which space is used for the manufacture of DisCovery 60/70 DC(TM), the Company's digitally optimized x-ray generator and components of the accuDEXA.


ITEM 3. LEGAL PROCEEDINGS

     The Company is a named defendant in two lawsuits instituted by Trophy S.A. One lawsuit was instituted in France and the other in the United States.

     The French lawsuit instituted by Trophy S.A. was filed in November 1995, in the tribunal de Grande Instance de Bobigny, the French patent court, and originally alleged that the Company's CDR(TM) system infringes French Patent No. 2,547,495, European Patent No. 129,451 and French Certificate of Addition No. 2,578,737. These patents, all of which are related, are directed to a CCD-based intra-oral sensor. Since filing its lawsuit, Trophy S.A. has withdrawn its allegation of infringement with respect to the Certificate of Addition. Trophy S.A. is seeking a permanent injunction and damages, including damages for its purported lost profits. The Company believes that the lawsuit is without merit, and is vigorously defending it.

     The lawsuit in the United States was filed in March 1996 by Trophy S.A., Trophy Inc. and the named inventor on the patent in suit, Francis Mouyen, a French citizen. The suit was brought in the United States District Court for the Eastern District of New York, and alleges that the Company's CDR(TM) system infringes United States patent no. 4,593,400 (the "'400 patent"), which is related to the patents in the French lawsuit. Trophy S.A., Trophy Inc. and Mouyen are seeking a permanent injunction and unspecified damages, including damages for purported lost profits, enhanced damages for the Company's purported willful infringement and an award of attorney fees. The Company believes that the lawsuit is without merit, and is vigorously defending it. The Company's counsel in the United States suit has issued a formal opinion that the CDR(TM) system does not infringe the '400 patent.

     In addition, the Company has counter-sued Trophy S.A. and Trophy Inc. for infringement of United States Patent No. 4,160,997, a recently expired patent which was exclusively licensed to the Company by its inventor, Dr. Robert Schwartz, and for false advertising and unfair competition. The Company believes that its counter-suits are meritorious, and is vigorously pursuing them.

     On September 12, 1997, the Company served two motions for summary judgment seeking dismissal of the action pending in the United States District Court for the Eastern District of New York, on the grounds of non-infringement and the "best mode" defense. Those motions are currently pending.

     There can be no assurance that the Company will be successful in its defense of any of these actions, or in its counter-suits. If the Company is unsuccessful in its defense of any of these actions, it could have a material adverse effect upon the Company. Moreover, regardless of their outcome, the Company may be forced to expend significant amounts of money in legal fees in connection with these lawsuits.

     The Company is currently not a party or otherwise subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

     The Company's Common Stock began trading on The Nasdaq National Market under the symbol "SCHK" on July 1, 1997. Prior to such date, there was no established public trading market for the Company's Common Stock.

     The following table sets forth, for the period indicated, the high and low sales prices of the Company's Common Stock, as quoted on The Nasdaq National Market.

Fiscal Year Ended March 31, 1998             High                      Low
--------------------------------             ----                      ---

First Quarter                                n/a                       n/a

Second Quarter                               30.75                     15.50

Third Quarter                                29.00                     17.50

Fourth Quarter                               28.75                     19.125


     On June 26, 1998, the closing sales price per share of the Company's Common Stock as quoted on The Nasdaq National Market was $16.375 per share. On June 26, 1998, there were 230 holders of record of the Company's Common Stock.

     To date, the Company has not paid any dividends on its Common Stock. The Company currently intends to retain future earnings to finance the growth and development of the Company's business and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors.

     During  the  quarter   ended  March  31,  1998,   existing   warrantholders
surrendered an aggregate of 10,640 warrants exercisable at $8.93 per share in cashless exercises to purchase an aggregate of 6,780 shares of Common Stock. Such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     On July 7, 1997, the Company's initial public offering (the "Offering") of 1,750,000 shares of its common stock, $.01 par value per share (the "Common Stock") was completed. The Company's registration statement on Form S-1 (Registration No. 333-33731) was declared effective by the Securities and Exchange Commission on June 30, 1997. As part of the Offering, the Company granted to the Underwriters over-allotment options to purchase up to 262,500 shares of Common Stock ("the "Underwriters' Option"). On July 10, 1997, the underwriters exercised the Underwriters' Option purchasing 262,500 shares of Common Stock from the Company.

     The aggregate net proceeds received by the Company from the Offering and as a result of the exercise of the Underwriters' Option, after deducting underwriting and commissions and expenses were $33,508,731. During the period of July 1, 1997 through March 31, 1998, such net proceeds have been applied as follows: (i) $870,706 for leasehold improvements; (ii) $3,134,081 for property, plant, and equipment; (iii) $1,450,000 to purchase certain assets of Keystone Dental X-Ray Corp.; (iv) $1,000,000 to purchase a 5% interest in Photobit, Inc.;
(v) $1,512,833 to pay the notes payable and interest in the amount of $144,296 to Merck & Co., Inc.; (vi) $10,791,270 to short-term investments; (vii) $5,276,613 to money market investments; and (viii) the remaining $9,473,228 was used for working capital purposes. None of the net proceeds were paid, directly or indirectly, to directors, officers, controlling stockholders, or affiliates of the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data are derived from, and are qualified by reference to, the audited financial statements of the Company for the period indicated. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7 and the Financial Statements included in ITEM 8 of this Report.

                                                                                      Year Ended March 31,
                                                            ---------------------------------------------------------------------
                                                              1994           1995             1996           1997           1998
                                                              ----           ----             ----           ----           ----
                                                                    (in thousands, except per share data)
Statement of Operations Data:

Revenue, net                                                $   29          $2,726          $6,804         $16,101        $38,451

Cost of sales                                                   14           1,501           3,343           8,021         17,658
                                                            ---------------------------------------------------------------------
Gross profit                                                    15           1,225           3,461           8,080         20,793
                                                            ---------------------------------------------------------------------

Operating expenses:
    Selling and marketing                                      158             517           1,620           4,961         10,645
    General and administrative                                 121             560           1,388           2,088          4,118
    Research and development                                   393             150             458           1,418          3,852
    Patent litigation settlement                                --              --              --              --            600
                                                            ---------------------------------------------------------------------
    Total operating expenses                                   672           1,227           3,466           8,467         19,215
                                                            ---------------------------------------------------------------------

Income (loss) from operations                                 (657)             (2)             (5)           (387)         1,578
Total other income (expense)                                     1             (22)           (108)             35          1,111
                                                            ---------------------------------------------------------------------

Income (loss) before income taxes                             (656)            (24)           (113)           (352)         2,689

Provision for income taxes                                      --              --              --              --            328
                                                            ---------------------------------------------------------------------

    Net income (loss)                                       $ (656)         $  (24)         $ (113)        $  (352)       $ 2,361
                                                            ---------------------------------------------------------------------

    Basic earnings (loss) per share                         $(0.12)         $(0.00)         $(0.02)        $ (0.05)       $  0.25
                                                            ---------------------------------------------------------------------

    Diluted earnings (loss) per share                       $(0.12)         $(0.00)         $(0.02)        $ (0.04)       $  0.24
                                                            ---------------------------------------------------------------------


                                                                                           March 31,
                                                            ---------------------------------------------------------------------
                                                              1994           1995             1996           1997           1998
                                                              ----           ----             ----           ----           ----
Balance Sheet Data:

Cash and cash equivalents                                   $   25          $  128          $  525         $ 1,710        $ 6,217

Working capital (deficiency)                                   (33)             35           1,240           5,518         33,745
Total assets                                                   321           1,615           4,395          11,060         51,674
Total liabilities                                              196           1,289           3,026           4,973          9,565
Retained earnings (accumulated deficit)                     (1,067)         (1,091)         (1,203)         (1,556)           805
Stockholders' equity
                                                               124             326           1,369           6,087         42,109


                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in "Results of Operations" in this Item and elsewhere in this Report. See "ITEM 1 - Business - Forward-Looking Statements" and Exhibit 99 to this Report.

     Overview

     The Company designs, develops and manufactures digital imaging systems for the dental and medical markets. In the field of dentistry, the Company has developed and currently manufactures and markets an intra-oral digital radiography system. The Company has also developed a bone mineral density assessment device to assist in the diagnosis and treatment of osteoporosis which was introduced in December 1997. The Company is also developing large-area radiographic imaging devices for digital mammography.

     The Company's revenues during fiscal 1998 were derived primarily from sales of its CDR(TM) and accuDEXA(TM) products and to a lesser extent from sales of its CDRCam(TM) and extended warranties on its products. The Company recognizes revenue on sales of its products at the time of shipment to its customers. Revenues from the sales of extended warranties are recognized on a straight-line basis over the life of the extended warranty, which is generally a one-year period. The Company utilizes both a direct sales force and a limited number of distributors for sales of its products within the United States. International sales are made primarily through a network of independent foreign distributors. In fiscal 1998, 1997 and 1996 sales to customers within the United States were approximately 82%, 76% and 69% of total revenues, respectively. The Company's international sales are made primarily to distributors in Western Europe, Russia, Australia and South America. The Company intends to expand its business in other international markets, including Asia. All of the Company's sales are denominated in United States dollars.

     Costs of sales consists of raw materials and computer components, manufacturing labor, facilities overhead, product support, warranty costs and installation costs. The Company procures its APS and CCD semiconductor wafers, a significant component of its products, each from a single supplier. The Company believes that sourcing from a single supplier provides certain competitive advantages to the Company, however during the fourth quarter of fiscal 1998 the Company experienced an interruption in the supply flow from the supplier. The interruption in supply resulted in manufacturing and product shipment delays and therefore lower revenues than anticipated during the fourth quarter of 1998. Extended interruptions of this supply could have a material adverse effect on the Company's results of operations. The Company believes that cost of sales as a percentage of revenues in future periods will continue to decrease due to the introduction of new products and manufacturing technologies and higher manufacturing volumes of its existing products. However, as the Company introduces new products, cost of sales may initially be a higher percentage of net revenues until certain production efficiencies are achieved.

     Operating expenses include selling and marketing expenses, general and administrative expenses and research and development expenses. Selling and marketing expenses consist of salaries and commissions, advertising, promotional and sales events and travel. General and administrative expenses include executive salaries, professional fees, facilities, overhead, accounting, human resources, and general office administration expenses. Research and development expenses are comprised of salaries, consulting fees, facilities overhead and testing materials used for basic scientific research and the development of new and improved products and their uses. Research and development costs are expensed as incurred. Development costs incurred to establish the technological feasibility of software applications are expensed as incurred. While the Company expects to continue to increase its selling and marketing activities, develop new products and enhance existing products, it anticipates that its total operating expenses as a percentage of revenues will decrease.

     Results Of Operations

     The following table sets forth, for the fiscal years indicated, certain items from the Statement of Operations expressed as a percentage of net revenues:

                                                Year ended March 31,
                                        -----------------------------------
                                         1998           1997           1996
                                         ----           ----           ----

Revenue, net                            100.0%         100.0%         100.0%
Cost of sales                            45.9%          49.8%          49.1%
                                        -----------------------------------
Gross Profit                             54.1%          50.2%          50.9%

Operating expenses:
   Selling and marketing                 27.7%          30.8%          23.8%
   General and administrative            10.7%          13.0%          20.4%
   Research and development              10.0%           8.8%           6.7%
   Patent litigation settlement           1.6%            --             --



Fiscal Year Ended March 31, 1998 as Compared to Fiscal Year Ended March 31, 1997

     Net revenues increased 138.8% to $38.5 million in fiscal 1998 from $16.1 million in fiscal 1997. This increase was attributable principally to an increase in the number of CDR(TM) products sold. Also contributing to the increase was the introduction of the Company's accuDEXA(TM) bone mineral density assessment device in December 1997. The number of CDR(TM) products sold was positively affected by the Company's increased expenditures on sales and marketing, personnel recruiting, selling events and other promotional activities and the increased use of domestic distributors of dental and medical products.

     Cost of sales increased 120.1% to $17.7 million (45.9% of net revenues) in fiscal 1998 from $8.0 million (49.8% of net revenues) in fiscal 1997. The increase in cost of sales is directly attributable to the increase in sales of the Company's products. Cost of sales as a percentage of revenues decreased during fiscal 1998 as compared with 1997 due to increased manufacturing efficiencies, increased production yields, lower material costs, improved fixed overhead utilization, product mix and decreased warranty costs. The effect of these improvements was partially offset by a decline in manufacturing labor productivity attributable to the semiconductor wafer supply interruption during the fourth quarter as discussed above and the increased use of domestic distributors. During fiscal 1997 the Company recognized a non-recurring charge of $114,000 related to excess inventory of a specific component of its CDR(TM) system.

     Selling and marketing expenses increased 114.6% to $10.6 million (27.7% of net revenues) in fiscal 1998 from $5.0 million (30.8% of net revenues) in fiscal 1997. This increase was attributable principally to the hiring and training of new salespeople as the Company continued to increase the size of its national sales force. In addition, the Company significantly increased its promotional activities to create greater market awareness, and developed market strategies for new products.

     General and administrative expenses increased 97.2% to $4.1 million (10.7% of net revenues) in fiscal 1998 from $2.1 million (13.0% of net revenues) in fiscal 1997. The decrease as a percentage of revenues in 1998 was attributable principally to increases in sales of the Company's products and partially offset by growth in administrative expenditures, primarily the hiring of additional administrative personnel.

     Expenses for research and development in fiscal 1998 increased 171.7% to $3.9 million (10.0% of net revenues) from $1.4 million (8.8% of net revenues) in fiscal 1997. This increase was attributable principally to increased research and development expenses associated with the development of accuDEXA(TM), a bone mineral density assessment device and enhancements to the CDR(TM) system, as well as the CDRCam(TM), and continued development of a mammography system. All research and development costs are expensed as incurred.

     In July 1997, the Company, in connection with the settlement of certain pending patent litigation involving a United States patent directed to a display for digital dental radiographs, was granted a worldwide, non-exclusive fully paid license covering such patent in consideration of a payment by the Company of $600,000, which constituted a fiscal 1998 operating expense.

     Interest income increased to $1.2 million in fiscal 1998 from $196,000 in fiscal 1997. This increase was due to higher cash balances and investments in short-term interest-bearing securities which were purchased from the proceeds of the Company's initial public offering.

     Interest expense decreased to $77,000 in fiscal 1998 from $161,000 in fiscal 1997. Interest expense was principally attributable to a loan from Merck & Co., Inc. (the "Merck Loan") which was repaid upon consummation of the Company's initial public offering in July 1997.

     Income tax expense for fiscal 1998 reflects a combined federal and state effective tax rate of 12.2%. The low effective rate in fiscal 1998 was primarily due to the utilization of net operating loss carryforwards, research and development tax credits generated in prior years and the reversal of valuation reserves provided for deferred tax assets in prior years.

     Fiscal Year Ended March 31, 1997 as Compared to Fiscal Year Ended March 31, 1996.

     Net  revenues  increased  136.6% to $16.1  million in fiscal 1997 from $6.8 million in fiscal 1996. This increase was attributable principally to an increase in the number of CDR(TM) products sold which was positively affected by the Company's increased expenditures on sales and marketing, personnel recruiting, selling events and other promotional activities. The Company believes that net revenues will continue to increase as the Company sells more CDR(TM) products and introduces new products.

     Cost of sales increased 139.9% to $8.0 million (49.8% of net revenues) in fiscal 1997 from $3.3 million (49.1% of net revenues) in fiscal 1996. Cost of sales as a percentage of revenues was relatively stable in fiscal 1997 as improved manufacturing efficiencies and fixed overhead utilization were partially offset by increases in the cost of certain computer components of the CDR(TM) system as well as increased customer service costs. In addition, in fiscal 1997, the

Company recognized a non-recurring charge of approximately $114,000 related to excess inventory of a specific component of its CDR(TM) system.

     Selling and marketing expenses increased 206.3% to $5.0 million (30.8% of net revenues) in fiscal 1997 from $1.6 million (23.8% of net revenues) in fiscal 1996. This increase was attributable principally to the hiring and training of new salespeople as the Company completed the establishment of its national sales force. In addition, the Company significantly increased its promotional activities to create greater market awareness, and developed market strategies for new products.

     General and administrative expenses increased 50.4% to $2.1 million (13.0% of net revenues) in fiscal 1997 from $1.4 million (20.4% of net revenues) in fiscal 1996. This decrease as a percentage of revenues was attributable principally to increases in sales of the Company's products and partially offset by growth in administrative expenditures. This decrease was partially offset by an increase in legal fees associated with certain patent infringement litigation in the amount of $509,000.

     Expenses for research and development in fiscal 1997 increased 209.5% to $1.4 million (8.8% of net revenues) from $458,000 (6.7% of net revenues) in fiscal 1996. This increase was attributable principally to increased research and development expenses associated with the development of a bone mineral density measurement device and enhancements to the CDR(TM) system, as well as the CDRCam(TM), and initial development of a mammography system.

     Interest income increased to $196,000 in fiscal 1997 from $15,000 in fiscal 1996. This increase was due to higher cash balances and investments in interest-bearing securities which were purchased from the proceeds of the May 1996 equity private placement and from the proceeds of the convertible promissory notes issued by the Company in connection with a June 1995 private placement (the '12.5% Notes Payable'). Interest expense increased to $161,000 in fiscal 1997 from $123,000 in fiscal 1996. Interest expense was attributable principally to the outstanding secured notes and the 12.5% Notes Payable prior to their conversion into Common Stock at various dates in fiscal 1997.

     The following table sets forth certain unaudited quarterly financial information for each of the eight quarters in the period ended March 31, 1998. This information is presented on the same basis as the audited financial statements appearing elsewhere in this Report and, in the opinion of the Company, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results. The quarterly results should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto. The operating results for any quarter are not necessarily indicative of the operating results for any future period. In addition, the Company's CDR(TM) products are subject to seasonal variations. Historically the Company has experienced higher sales growth rates in its first and third fiscal quarters than in its second and fourth fiscal quarters.

                                                                   Three Months Ended
                                  ----------------------------------------------------------------------------------------
                                  June 30,  Sept. 30,   Dec. 31,   Mar. 31,   June 30,   Sept. 30,   Dec. 31,    Mar. 31,
                                    1996       1996       1996       1997       1998       1998        1998        1998
                                  --------  ---------   --------   --------   --------   ---------   --------    --------
                                                                 (In thousands, unaudited)
Statement of Operations Data:
Revenue, net                       $2,627     $3,160     $4,954     $5,360     $6,040     $8,224      $11,912     $12,275
Cost of sales                       1,440      1,631      2,360      2,590      2,831      3,867        5,529       5,431
                                  ----------------------------------------------------------------------------------------
Gross Profit                        1,187      1,529      2,594      2,770      3,209      4,357        6,383       6,844

Gross Profit Margin                  45.2%      48.4%      52.4%      51.7%      53.1%      53.0%        53.6%       55.8%

Operating expenses                  1,483      1,827      2,592      2,565      3,912      3,910        5,384       6,009

Income (loss) from operations        (297)      (297)         2        205       (703)       447          999         835

Net income (loss)                    (317)      (294)        20        239       (697)     1,010        1,225         823




The Company may in the future experience significant quarter-to-quarter fluctuations in its results of operations, which may result in volatility in the price of the Company's common stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including demand for the Company's products, the introduction of new or enhanced products by the Company or its competitors, market acceptance of new products, the timing of significant marketing programs, the commencement of new product development programs, supply and manufacturing delays, the extent and timing of the hiring of additional personnel, competitive conditions in the industry and general economic conditions. See Exhibit 99 to this Report.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 the Company had $6.2 million in cash and cash equivalents, $14.0 million in short term investments and $33.7 million in working capital compared to $1.7 million in cash and cash equivalents, $2.3 million in short-term investments and $5.5 million in working capital at March 31, 1997.

     The  increase  in  working   capital  at  March  31,  1998,   is  primarily
attributable to the net proceeds received from the issuance and sale of common stock in connection with the Company's IPO.

     On July 7, 1997, the Company sold 1,750,000 shares of common stock in an IPO at a price of $18.50 per share, resulting in net proceeds to the Company of approximately $29 million after deducting expenses. In addition, on July 10, 1997, the Company received approximately $4.5 million, net of expenses, upon the exercise of the underwriters' over-allotment option to purchase 262,500 shares of common stock. A portion of the proceeds from the IPO was used to retire the outstanding notes payable in the principal amount of $1.5 million and interest of $144 thousand. Additional proceeds were used to purchase assets in Keystone Dental X-Ray Inc. ("Keystone") and a minority interest in Photobit Corporation ("Photobit") as described below. The remaining proceeds are expected to be used (i) to expand the Company's research and development capabilities, (ii) to expand its sales and marketing efforts, (iii) for working capital and general corporate purposes, and (iv) for expansion of the Company's facilities. Pending such uses, the Company invests the net proceeds in investment-grade, interest-bearing securities. From time to time, the Company may evaluate potential acquisitions of assets, businesses and product lines, which would complement or enhance the business of the Company. Depending on the cash requirements of any such acquisition, the Company may finance such acquisition, in whole or in part, with a portion of the net remaining proceeds of the IPO.

     On September 24, 1997, the Company's wholly-owned subsidiary, Schick X-Ray Corporation, acquired certain assets of Keystone Dental X-Ray, Inc., a manufacturer of x-ray equipment for the medical and dental radiology field, for $1.5 million in cash. Schick X-Ray acquired inventory, manufacturing equipment, tooling and intellectual property. The acquisition has been accounted for using the purchase method.

     On September 30, 1997, the Company purchased a minority interest of 5% in Photobit Corporation, a developer of sensor imaging technology, for approximately $1.0 million. The Company is the exclusive licensee from Photobit Corporation of a certain technology for medical applications and utilizes the technology in its bone mineral density assessment device and its CDR(TM) system.

     In fiscal 1998, cash used in operations was $9.4 million as compared to $274,000 in fiscal 1997. This increase was primarily attributable to increases in the Company's inventory and accounts receivable resulting from its increased level of operations.

     The Company's capital expenditures in fiscal 1998 increased to $4.7 million from $1.1 million in fiscal 1997 primarily due to the purchase of additional production equipment and leasehold improvements.

     Management currently believes that existing capital resources are adequate to meet its current cash requirements for 18-24 months.


     Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires the presentation of the components of comprehensive income in a company's financial statements for reporting periods beginning subsequent to December 15, 1997. Comprehensive income is defined as the changes in a Company's equity during a financial reporting period from transactions and other events and circumstances from non-owner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities). The adoption of FAS 130 is not expected to have a material impact on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), which requires that public business enterprises report certain information about operation segments. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate and major customers. FAS 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The adoption of FAS 131 is not expected to have a material impact on the Company's existing disclosures.


     Year 2000 Compliance

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words , date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operation, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company is assessing the internal readiness of its computer systems and the readiness of third parties which interact with the Company's systems. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. Costs associated with the year 2000 assessment and correction of problems noted are expensed as incurred. Based on management's current assessment, it does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. The Company has not fully evaluated the impact of the Year 2000 issue on its suppliers and customers. The Company is currently unable to predict the extent to which the Year 2000 issue will effect its suppliers and customers, or the extent to which it would be vulnerable to its suppliers or customers' failure to remedy Year 2000 issues on a timely basis. If a major supplier or customer fails to convert its systems on a timely basis the Company could be materially adversely affected. See "ITEM 1. Business - Year 2000."



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Annual Report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DATA

     Not applicable

                                    PART III

     In connection with the 1998 Annual Meeting of Stockholders of the Company, the Company intends to furnish stockholders with proxy materials which set forth the information required by Items 11, 12, and 13 of this Part III. The Company expects to file copies of such material with the Commission pursuant to Rule 14a-6c promulgated under the Securities and Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K


SCHICK TECHNOLOGIES, INC.
Index to Consolidated Financial Statements

                                                                                        Page

Index to Consolidated Financial Statements ...........................................  F-1

Report of Independent Accountants ....................................................  F-2

Consolidated Balance Sheet as of March 31, 1998 and 1997 .............................  F-3

Consolidated Statement of Operations for the years ended March 31, 1998,
  1997 and 1996 ......................................................................  F-4

Consolidated Statement of Changes in Stockholders' Equity for the years ended
  March 31, 1998, 1997 and 1996 ......................................................  F-5

Consolidated Statement of Cash Flows for the years ended March 31, 1998,
  1997 and 1996 ......................................................................  F-6

Notes to Consolidated Financial Statements ...........................................  F-7

                        Report of Independent Accountants


To the Board of Directors
and Shareholders of Schick Technologies, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Schick Technologies, Inc. at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
New York, New York
June 9, 1998

Schick Technologies, Inc.
Consolidated Balance Sheet
(In thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                                                March 31,
                                                                                      -----------------------------
                                                                                        1998                 1997
                                                                                      --------             --------
Assets
   Current assets
      Cash and cash equivalents                                                       $  6,217             $  1,710
      Short-term investments (Note 7)                                                   14,022                2,313
      Accounts receivable, net of allowance for
        doubtful accounts of $200 in 1998 and $50 in 1997                               10,173                1,928
      Inventories (Note 5)                                                              12,152                2,511
      Prepayments and other current assets (Note 14)                                       746                  327
                                                                                      --------             --------
        Total current assets                                                            43,310                8,789

Equipment, net (Note 6)                                                                  5,801                1,645
Investments (Notes 6 and 16)                                                             1,000                  490
Deferred tax asset (Note 9)                                                                349                   --
Other assets                                                                             1,214                  136
                                                                                      --------             --------
        Total assets                                                                  $ 51,674             $ 11,060
                                                                                      ========             ========

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued expenses                                              $  7,010             $  2,102
   Accrued salaries and commissions                                                      1,473                  540
   Deferred revenue                                                                        362                  141
   Deposits from customers                                                                 331                  137
   Provision for warranty obligations                                                      245                  329
   Income taxes payable                                                                    144                   --
   Capital lease obligations, current                                                       --                   22
                                                                                      --------             --------
        Total current liabilities                                                        9,565                3,271
                                                                                      --------             --------
Notes payable (Note 8)                                                                      --                1,513
Accrued interest on notes payable                                                           --                  102
Capital lease obligations, long term                                                        --                   87
                                                                                      --------             --------
        Total liabilities                                                                9,565                4,973

Commitments (Note 11)                                                                       --                   --

Stockholders' equity
   Preferred stock ($0.01 par value; 2,500,000
      shares authorized, none issued and outstanding)                                       --                   --
   Common stock ($.01 par value; 25,000,000 shares authorized;
      9,992,057 and 7,957,231 shares issued and outstanding)                               100                   80
   Additional paid-in capital                                                           41,204                7,563
   Retained earnings (accumulated deficit)                                                 805               (1,556)
                                                                                      --------             --------
      Total stockholders' equity                                                        42,109                6,087
                                                                                      --------             --------
      Total liabilities and stockholders' equity                                      $ 51,674             $ 11,060
                                                                                      ========             ========


The accompanying notes are an integral part of these consolidated financial statements.

Schick Technologies, Inc.
Consolidated Statement of Operations
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                               Year Ended March 31,
                                                                --------------------------------------------------
                                                                  1998                 1997                 1996
                                                                --------             --------             --------
Revenues, net                                                   $ 38,451             $ 16,101             $  6,804
Cost of sales                                                     17,658                8,021                3,343
                                                                --------             --------             --------
        Gross profit                                              20,793                8,080                3,461
                                                                --------             --------             --------

Operating expenses
   Selling and marketing                                          10,645                4,961                1,620
   General and administrative                                      4,118                2,088                1,388
   Research and development                                        3,852                1,418                  458
   Patent litigation settlement                                      600                   --                   --
                                                                --------             --------             --------
        Total operating expenses                                  19,215                8,467                3,466
                                                                --------             --------             --------
        Income (loss) from operations                              1,578                 (387)                  (5)
                                                                --------             --------             --------

Other income (expense)
      Interest income                                              1,188                  196                   15
      Interest expense                                               (77)                (161)                (123)
                                                                --------             --------             --------
        Total other income (expense)                               1,111                   35                 (108)
                                                                --------             --------             --------
        Income (loss) before income taxes                          2,689                 (352)                (113)
                                                                --------             --------             --------
        Provision for income taxes                                   328                   --                   --
                                                                --------             --------             --------
        Net income (loss)                                       $  2,361             $   (352)            $   (113)
                                                                ========             ========             ========
        Basic earnings (loss) per share                         $   0.25             $  (0.05)            $  (0.02)
                                                                ========             ========             ========
        Diluted earnings (loss) per share                       $   0.24             $  (0.04)            $  (0.02)
                                                                ========             ========             ========




The accompanying notes are an integral part of these consolidated financial statements.

Schick Technologies, Inc.
Consolidated Statement of Changes in Stockholders' Equity
(In thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                                                        Retained
                                                                   Common Stock          Additional     Earnings         Total
                                                              -----------------------      Paid-in    (Accumulated    Stockholders'
                                                               Shares         Amount       Capital       Deficit)        Equity
                                                              ---------     ---------     ---------     ---------      ---------
Balance at April 1, 1995                                      6,368,463     $      64     $   1,353     $  (1,091)     $     326

   Issuance of compensatory common stock
      to employees, director and others                          73,184             1           130            --            131
   Issuance of common stock upon
      conversion of stockholder loans                           126,823             1           199            --            200
   Issuance of common stock upon
      conversion of notes payable                               484,400             5           820            --            825
   Net loss                                                          --            --            --          (113)          (113)
                                                              ---------     ---------     ---------     ---------      ---------

Balance at March 31, 1996                                     7,052,870            71         2,502        (1,204)         1,369

   Issuance of common stock upon
      conversion of notes payable                               376,446             4           729            --            733
   Issuance and sale of common
      stock and warrants                                        526,470             5         4,307            --          4,312
   Issuance of compensatory
      stock options to employees                                     --            --            13            --             13
   Issuance of compensatory
      common stock to an employee                                 1,445            --            12            --             12
   Net loss                                                          --            --            --          (352)          (352)
                                                              ---------     ---------     ---------     ---------      ---------

Balance at March 31, 1997                                     7,957,231            80         7,563        (1,556)         6,087

   Issuance and sale of common stock in initial
      public offering                                         2,012,500            20        33,488            --         33,508
   Issuance of common stock upon
      exercise of stock options                                   2,479            --            18            --             18
   Issuance of common stock upon
      exercise of warrants                                       19,847            --           100            --            100
   Issuance of compensatory
      stock options to employees                                     --            --            35            --             35
   Net income                                                        --            --            --         2,361          2,361
                                                              ---------     ---------     ---------     ---------      ---------

Balance at March 31, 1998                                     9,992,057     $     100     $  41,204     $     805      $  42,109
                                                              =========     =========     =========     =========      =========




The accompanying notes are an integral part of these consolidated financial statements.

Schick Technologies, Inc.
Consolidated Statement of Cash Flows
(In thousands)
--------------------------------------------------------------------------------

                                                                                                  For the Year Ended March 31,
                                                                                             --------------------------------------
                                                                                               1998           1997           1996
                                                                                             --------       --------       --------
Net cash flows from operating activities
   Net income (loss)                                                                         $  2,361       $   (352)      $   (113)
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities
        Depreciation and amortization                                                             943            318            210
        Stock and option grant compensation                                                        35             25            131
        Accrued interest on investments                                                          (428)           (53)            --
        Non-cash interest expense                                                                  --             98             51
        Changes in assets and liabilities, net of effects of business acquired
          Accounts receivable                                                                  (8,245)          (983)          (495)
          Inventories                                                                          (9,474)          (553)        (1,233)
          Prepayments and other current assets                                                   (419)          (167)          (140)
          Other assets                                                                            (61)          (115)          (115)
          Deferred income taxes                                                                  (349)            --             --
          Accounts payable and accrued expenses                                                 5,757          1,212            900
          Income taxes payable                                                                    144             --             --
          Deferred revenue                                                                        221            141             --
          Deposits from customers                                                                 194             53             68
          Accrued interest on notes payable                                                      (102)           102             --
                                                                                             --------       --------       --------
             Net cash used in operating activities                                             (9,423)          (274)          (736)
                                                                                             --------       --------       --------

Cash flows from investing activities
   Capitalization of software development costs                                                  (165)            --             --
   Business acquisition                                                                        (1,450)            --             --
   Purchase of minority interest in Photobit Corporation                                       (1,000)            --             --
   Purchase of held-to-maturity investments                                                   (23,425)        (6,619)            --
   Purchase of available-for-sale investments                                                      --           (990)            --
   Proceeds from maturities of held-to-maturity investments                                    12,144          4,359             --
   Proceeds from redemption of available-for-sale investments                                     490            500             --
   Capital expenditures                                                                        (4,668)        (1,082)          (570)
                                                                                             --------       --------       --------
             Net cash used in investing activities                                            (18,074)        (3,832)          (570)
                                                                                             --------       --------       --------

Cash flows from financing activities
   Net proceeds from issuance and sale of common stock and warrants                                --          4,312             --
   Net proceeds from issuance and sale of common stock                                         33,626             --             --
   Proceeds from issuance of long-term notes                                                       --          1,000          1,457
   Proceeds from issuance of short-term notes                                                      --             --            500
   Repayments of short-term debt                                                                   --             --           (163)
   Repayments of loan payable to stockholder                                                       --             --            (50)
   Other                                                                                           --             --            (36)
   Principal payments on capital lease obligations                                               (109)           (21)            (5)
   Repayment of notes payable                                                                  (1,513)            --             --
                                                                                             --------       --------       --------
             Net cash provided by financing activities                                         32,004          5,291          1,703
                                                                                             --------       --------       --------

Net increase in cash and cash equivalents                                                       4,507          1,185            397
Cash and cash equivalents at
   beginning of year                                                                            1,710            525            128
                                                                                             --------       --------       --------
Cash and cash equivalents at
   end of year                                                                               $  6,217       $  1,710       $    525
                                                                                             ========       ========       ========





The accompanying notes are an integral part of these consolidated financial statements.

Schick Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

1.   Organization and Business

     Schick Technologies, Inc. (the "Company") designs, develops, manufactures and markets digital imaging systems and devices for the dental and medical markets that utilize low dosage radiation to produce instant computer generated high resolution electronic x-ray images. The Company is a supplier of an intra-oral computed dental x-ray imaging system to the dental industry and in December 1997 introduced a bone mineral density assessment device for the medical market. The Company's products are sold worldwide.

     The consolidated financial statements of the Company at March 31, 1998, include the accounts of the Company and its wholly owned subsidiaries, Schick New York (as hereinafter defined) and Schick X-Ray Corporation.

2.   Restructuring and Recapitalization

     In connection with the Company's initial public offering (the "IPO") under the Securities Act of 1933, as amended, the Company engaged in the following restructuring and recapitalization transactions. In April 1997, the Company and its wholly owned subsidiary, STI Acquisition Corporation ("STI") were formed under the General Corporation Law of the State of Delaware for the purpose of forming a holding company and changing the state of incorporation of Schick Technologies, Inc., a New York Corporation ("Schick New York" or the "Predecessor Corporation"). Effective June 4, 1997 (pursuant to a merger agreement among the Company, the Predecessor Corporation and STI), the Company issued 7,957,231 shares of its common stock for all the outstanding common stock of the Predecessor Corporation. STI and the Predecessor Corporation merged and the Predecessor Corporation was the survivor of the merger, and became a wholly-owned subsidiary of the Company. In connection with the restructuring and merger, the holders of the Predecessor Corporation's outstanding warrants and options converted such warrants and options to similar warrants and options of the Company (based on the same ratio of exchange, 2.8 shares for 1 share, applicable to the common stock exchange).

     The 1996 Stock Option Plan of the Predecessor Corporation was amended by the Company and the shares available for issuance pursuant to the Plan were adjusted to 470,000. The Company also implemented its 1997 Stock Option Plan for Non-Employee Directors ("the Directors Plan") whereby nonqualified options to purchase up to 35,000 shares of the Company's common stock may be granted to non-employee directors. Each option granted under the Directors Plan becomes exercisable on the second anniversary date of its grant and must have an exercise price equal to the fair market value of the Company's common stock on the date of grant.

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

3.   Summary of Significant Accounting Policies

     Basis of consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Schick Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

     Accounting estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash equivalents

     Cash equivalents consist of short-term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost. Interest is accrued as earned.

     Investments

     Investments with original maturities greater than three months and less than one year when purchased are classified as short-term investments. Investments with maturities of greater than one year when purchased are classified as long-term investments. Investments are further categorized as being available for sale or are expected to be held-to-maturity. Investments categorized as available for sale are recorded at fair value based on fluctuations of the market value of the securities, with the resulting adjustments, net of deferred taxes, reported as a component of stockholder's equity until realized. Investments categorized as held-to-maturity are carried at amortized cost, without recognition of gains or losses that are deemed to be temporary, because the Company has both the intent and the ability to hold these investments until they mature (see Note 7).

     Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value.

     Equipment

     Equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, none of which exceeds seven years.

     Revenue recognition

     Revenues from sales of the Company's hardware and software products are recognized at the time of shipment to customers. Amounts received from customers in advance of product shipment are classified as deposits from customers. Revenues from the sale of extended warranties on the Company's products are recognized on a straight-line basis over the life of the extended warranty, which is generally for a one year period. Deferred revenues relate to extended warranty fees which have been paid by customers prior to the performance of extended warranty services.

     Advertising costs

     Advertising costs included in selling and marketing expenses are expensed as incurred and were $1,484, $906 and $349 for the years ended March 31, 1998, 1997 and 1996, respectively.

     Warranties

     The Company provides its customers with a limited product warranty for a period of one year subsequent to the sale of its products. The Company recognizes estimated costs associated with the limited warranty at the time of sale of its products.

     Research and development

     Research and development costs consist of expenditures covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses. Research and development costs are expensed as incurred.

Schick Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

     Software development costs for external use software incurred after the establishment of technological feasibility are capitalized and amortized to cost of revenues on a straight line basis over the expected useful life of the software. Software development costs incurred prior to the attainment of technological feasibility are considered research and development and are expensed as incurred. Costs of software developed for internal use incurred during the development of the application are capitalized and amortized to operating expense on a straight line basis over the expected useful life of the software.

     The Company capitalized $165 of software development costs during the year ended March 31, 1998 and recorded amortization expense related to such capitalized costs of $7 during 1998.

     Income taxes

     Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

     Fair value of financial instruments

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

     New accounting pronouncements

     In June 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires the presentation of the components of comprehensive income in a company's financial statements for reporting periods beginning subsequent to December 15, 1997. Comprehensive income is defined as the change in a company's equity during a financial reporting period from transactions and other events and circumstances from non-owner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities). The adoption of FAS 130 is not expected to have a material impact on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), which requires that public business enterprises report certain information about operating segments. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate and major customers. FAS 131 is effective for fiscal years beginning after December 31, 1997. In the initial year of application, comparative information for earlier years must be restated. The adoption of FAS 131 is not expected to have a material impact on the Company's existing disclosure.

4.   Earnings (loss) per share

     Effective December 31, 1997, the Company adopted statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

Schick Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

     All prior periods presented have been restated for the adoption of FAS 128. The adoption of FAS 128 did not have a significant impact on the loss per share of prior periods.

     The  computations of basic earnings  (loss) per share and diluted  earnings
     (loss) per share for the years ended March 31, 1998, 1997 and 1996 are as follows:


                                                                  1998                1997                 1996
                                                               ----------         -----------          -----------
     Net income (loss) available to common stockholders        $    2,361         $      (352)         $      (113)
     Interest on convertible notes                                                         23
                                                               ----------         -----------          -----------
     Income (loss) for diluted earnings per share              $    2,361         $      (329)         $      (113)
                                                               ==========         ===========          ===========
     Weighted average shares outstanding for basic
        earnings (loss) per share                               9,474,590           7,643,307            6,416,644
     Dilutive effect of stock options and warrants                339,464                  --                   --
                                                               ----------         -----------          -----------
     Weighted average shares outstanding for diluted
        earnings (loss) per share                               9,814,054           7,643,307            6,416,644

     Basic earnings (loss) per share                           $     0.25         $     (0.05)         $     (0.02)
                                                               ==========         ===========          ===========

     Diluted earnings (loss) per share                         $     0.24         $     (0.04)         $     (0.02)
                                                               ==========         ===========          ===========


5.   Inventories

     Inventories at March 31, 1998 and 1997 are comprised of the following:


                                                        1998              1997
                                                       -------           -------

     Raw materials                                     $ 7,108           $ 1,671
     Work-in-process                                     3,466               422
     Finished goods                                      1,578               418
                                                       -------           -------

           Total inventories                           $12,152           $ 2,511
                                                       =======           =======

6.   Equipment

     Equipment at March 31, 1998 and 1997 is comprised of the following:

Schick Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                                           1998           1997
                                                         -------        -------

     Production equipment                                $ 3,300        $   965
     Computer and communications equipment                 1,096            411
     Demonstration equipment                                 934            313
     Leasehold improvements                                1,169            192
     Other equipment                                         608            202
                                                         -------        -------

           Total equipment                                 7,107          2,083

     Less - accumulated depreciation                      (1,306)          (438)
                                                         -------        -------

           Equipment, net                                $ 5,801        $ 1,645
                                                         =======        =======




     At March 31, 1997, production equipment included approximately $135 of equipment acquired under capital leases. During 1998, the Company purchased such equipment from the lessor.

7.   Investments in Debt Securities

     Held-to-maturity securities at March 31, 1998 and 1997 consist of short term U.S. Treasury and government agency debt securities of $14,022 and $2,313, on an amortized cost basis, with maturity dates of less than one year. Available for sale securities of $490 at March 31, 1997, consist of long term U.S. government agency debt securities and are recorded at fair value. The gross unrealized gains and losses at March 31, 1998 and 1997 by type of security were insignificant.

8.   Notes Payable

     Secured note

     In January and March 1996, the Company issued secured short term promissory notes to a third party. In August 1996, the aggregate principal of the notes, $500 plus accrued but unpaid interest in the amount of $13 were consolidated into a long term note payable pursuant to a secured term loan agreement with the third party.

     Under the provisions of the secured term loan agreement the Company received additional proceeds of $1,000 upon execution, in August 1996, of the agreement. The note bore interest at a rate of prime plus two percent, subject to annual adjustment on the anniversary date of the note, and was due and payable together with accrued but unpaid interest, upon the earlier of (a) February 7, 1999, or (b) the declaration of the effectiveness of a registration statement filed pursuant to the Securities Act of 1933 in connection with an initial public offering of the Company's common stock.

     The proceeds of the note were restricted for use by the Company solely for the purposes of developing, obtaining regulatory approval, conducting clinical studies, establishing manufacturing operations and selling and marketing a bone mineral density assessment device. The note was secured by the accounts receivable and inventories of the Company.

     In July 1997, upon the declaration of the effectiveness of the Company's registration statement on Form S-1, the Company repaid the note in the principal amount of $1,513 and accrued interest thereon in the amount of $144.

     12.5% Notes

     On various dates during 1996, the Company secured promissory notes (the "12.5% Notes"), in the cumulative principal amount of $1,457, which bore interest at a rate of 12.5% per annum and matured two

Schick Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

     years from the date of issuance. Principal repayment was required upon maturity and interest was payable by the Company on the six-month anniversary of the date of issuance and monthly thereafter.

     At March 31, 1996, holders of the 12.5% Notes in the principal amount of $810, with accrued but unpaid interest in the amount of $51 thereon, had converted such notes into 484,400 shares of common stock, at conversion prices ranging from $1.52 to $1.79 per share. During 1997 holders of 12.5% Notes in the principal amount of $647 with accrued but unpaid interest in the amount of $86 thereon converted such notes into 376,446 shares of Common stock at conversion prices ranging from $1.52 to $1.79 per share.

     Payment of accrued but unpaid interest thereon was waived and such amounts have been contributed to paid-in capital. As the Company's intention from the date of issuance of the 12.5% Notes was to convert such notes to equity, the notes have been treated as if they were convertible since issuance. Interest expense on the 12.5% Notes amounted to $30 and $107 in 1997 and 1996, respectively.

9.   Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                           1998    1997    1996
                                                          -----   -----   -----

     Net operating loss carryforwards                     $  --   $ 241   $ 300
     Reserves and allowance for inventory,
        accounts receivable and warranties                  355     212      78
     Depreciation and other                                (211)     --      --
     Other accrued expenses
        not currently deductible                            205      48     112
     Research and development tax credit carryforward        --     122      --
                                                          -----   -----   -----

     Net deferred tax asset                                 349     623     490
     Deferred tax asset valuation allowance                  --    (623)   (490)
                                                          -----   -----   -----

                                                          $ 349   $  --   $  --
                                                          =====   =====   =====


     At March 31, 1997 and 1996, the Company's operating plans anticipated taxable income in future periods; however, such plans made significant assumptions which could not be reasonably assured, including regulatory approval of new products and continued market acceptance of the Company's products by customers. Therefore in consideration of the Company's accumulated losses through such dates and the uncertainty of its ability to utilize its deferred tax benefits in the future, the Company had recorded a valuation allowance of an equal amount on such dates. As the Company attained profitability during 1998 and received regulatory approval of certain products, no valuation allowance is considered necessary.

Schick Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

     The components of the provision (benefit) for income taxes for the years ended March 31, 1998, 1997 and 1996 are as follows:


                                             1998           1997          1996
                                            -----          -----         -----

     Current
        Federal                             $ 415          $  --         $  --
        State                                 262             --            --
                                            -----          -----         -----
                                              677             --            --
                                            -----          -----         -----
     Deferred
        Federal                              (282)            --            --
        State                                 (67)            --            --
                                            -----          -----         -----
                                             (349)            --            --
                                            -----          -----         -----

     Provision for income taxes             $ 328          $  --         $  --
                                            -----          -----         -----




     The financial statement income tax provision differs from income taxes determined by applying the statutory Federal income tax rate to the financial statement net income (loss) for the years ended March 31, 1998, 1997 and 1996 as a result of the following:


                                                                      1998              1997              1996
                                                                      ----              ----              ----
     Tax expense (benefit) at Federal statutory rate                  34.0%            (34.0)%           (34.0)%
     State income tax expense (benefit), net of Federal tax            8.0              (9.0)             (9.0)
     Non-deductible expenses                                           4.9              10.3              18.1
     Research and development tax credit                             (11.2)            (20.6)               --
     Valuation allowance on deferred tax assets                      (23.5)             53.3              24.9
                                                                      ----              ----              ----

     Income tax rate as recorded                                      12.2%               --                --
                                                                      ----              ----              ----


10.  Concentration of Risks and Customer Information

     Substantially all of the Company's sales are to domestic and foreign dentists and doctors, distributors of dental and medical supplies and equipment, and third-party financing companies. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and short-term investments. The Company generally does not require collateral and the majority of its trade receivables are unsecured. The Company is directly affected by the financial well-being of the dental and medical industries; however, the Company does not believe significant credit risk exists at March 31, 1998. The Company places its cash equivalents in short-term money market instruments. Short-term investments consist of U.S. Treasury and government agency debt obligations (see Note 6).

     The Company currently relies on two vendors to supply each of its primary raw materials, the active-pixel sensor ("APS") and the charged coupled device ("CCD") semiconductor wafers. During the fourth quarter of fiscal 1998, the Company experienced a delay in the supply flow from such vendor which resulted in manufacturing and product shipment delays. Although there are a number of manufacturers capable of supplying this material, which the Company believes could provide for its semiconductor requirements on comparable terms, such delays could occur again.

Schick Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

     Approximately $7,085, $3,867 and $2,142 of the Company's sales in 1998, 1997 and 1996, respectively, were to foreign customers. The majority of such foreign sales were to customers in Europe. During 1996, sales of $1,227 were to a distributor. In 1998 and 1997 no customer accounted for 10% or more of sales.

11.  Commitments and Contingencies

     Operating and capital leases

     The Company leases its facilities under operating lease agreements expiring from February 2001 to August 2004. Rent expense for the years ended March 31, 1998, 1997 and 1996 was $383, $193 and $68, respectively.

     Future minimum payments on a fiscal year basis under noncancellable operating leases are as follows:

     1999                                                                $  605
     2000                                                                   638
     2001                                                                   634
     2002                                                                   479
     2003                                                                   162
     Thereafter                                                              75
                                                                         ------

           Total minimum lease payments                                  $2,593
                                                                         ======




     Litigation

     During 1996, the Company was named as defendant in patent infringement litigation commenced by a competitor in the United States and France. The Company is vigorously defending itself against such allegations and believes the claims to be without merit. The Company has filed a countersuit against the competitor for infringement of a U.S. Patent which has been exclusively licensed to the Company. The Company has obtained a formal opinion of intellectual property counsel that its products do not infringe on the competitor's U.S. patent. As these actions are in their preliminary stages, the Company is unable to predict the ultimate outcome of these claims. The outcome, if unfavorable, could have a material adverse effect on the financial position and results of operations of the Company. No provision has been made for any potential losses at March 31, 1998 and 1997 as the range of potential loss, if any, cannot be reasonably estimated.

     During 1997, the Company was named as a defendant in patent litigation involving a patent directed to a display system for digital dental radiographs. In July 1997 the Company reached a settlement under which it paid $600 for a world-wide, non-exclusive license for the patent. The license fee was expensed during 1998.

12.  Stock Option Plan, Stock Grants and Defined Contribution Plan

     Stock option plan and stock grants

     In April 1996 the Company implemented its 1996 Stock Option Plan (the "Plan") whereby incentive and non-qualified options to purchase up to 470,400 shares of the Company's common stock may be granted to key employees, directors and consultants. The exercise and vesting periods and the exercise price for options granted under the Plan is determined by a committee of the Board of Directors. The Plan stipulates that the exercise price of non-qualified options granted under the Plan must have a exercise price equal to or exceeding 85% of the fair market value of the Company's common stock as of the date of grant of the option and no option may be exercisable after ten years from the date of grant. Options granted under the plan are generally exercisable immediately but vest over a period of four years.

Schick Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

     During fiscal 1996, prior to implementation of the Plan, an employee of the Company was granted an option to purchase 56,000 shares of the Company's common stock at $1.79 per share, determined by the Company's Board of Directors to be the fair market value of the Company's common stock at the date of the option grant. As of March 31, 1998, 42,000 shares are exercisable under such option. The remaining options become exercisable on December 31, 1998.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plan and other stock-based compensation issued to employees and directors. During the year ended March 31, 1996, the Company did not recognize compensation expense for options granted to employees. During 1998 and 1997, the Company has recognized compensation expense in the amounts of $36 and $13, respectively, for options granted to employees. Had compensation cost for option grants to employees been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") the Company's net income in 1998 would have been decrease by approximately $164 ($.02 per basic share) and the net loss in 1997 and 1996 would have been increased by approximately $45 ($.01 per basic share) and $7 ($.001 per basic share), respectively.

     The fair value of options granted to employees during 1998, 1997 and 1996 has been determined on the date of the respective grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:



                                                                      1998             1997          1996
                                                                      ----             ----          ----
     Dividend yield                                                       None          None          None
     Risk free interest rate on date of grant                    5.43% - 5.55%         6.27%         5.36%
     Forfeitures                                                          None          None          None
     Expected life                                                     5 years       5 years       5 years
     Volatility                                                            75%            --            --



     The following table summarizes information regarding stock options for 1998, 1997 and 1996:

                                                                Weighted Average
                                                    Options      Exercise Price
                                                    -------      --------------

     Options outstanding, March 31, 1995                 --              --
     Option grants                                   56,000          $ 1.79
                                                   --------          ------

     Options outstanding, March 31, 1996             56,000            1.79

     Options grants                                  79,338            7.14
     Options forfeited                               (4,385)           7.14
                                                   --------          ------

     Options outstanding, March 31, 1997            130,953          $ 4.85

     Option grants                                   97,902           20.87
     Options forfeited                               (2,965)          20.88
     Options exercised                               (2,479)           7.14
                                                   --------          ------
     Options outstanding, March 31, 1998            223,411          $11.46
                                                   --------          ------

Schick Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

     Options available for grant, March 31, 1998                         302,989
     Weighted average remaining contractual life                         8 years
     Options exercisable, March 31, 1998                                 124,851
     Weighted average exercise price of
        exercisable options, March 31, 1998                             $   6.20



     The Company also issued 1,445 shares of its common stock to an employee during the year ended March 31, 1997 for services rendered by the employee to the Company. The employee was immediately vested in the shares. The Board of Directors of the Company has determined the fair market value of such shares to be $8.16 per share. The Company recognized expense of $12 for the year ended March 31, 1997 related to the grant.

     During 1996 the Company issued 73,184 shares of its common stock to certain employees, directors and consultants. The shares vested upon issuance and the fair market value of such shares at the date of grant was determined by the Board of Director's to be $1.79 per share. The Company recognized expense of $131 for the year ended March 31, 1996 related to the stock grants.

     Defined Contribution Plan

     Effective October 1996, the Company implemented a defined contribution savings plan, which qualifies under Section 401(k) of the Internal Revenue Code, for employees meeting certain service requirements. Participants may contribute up to 15% of their gross wages not to exceed, in any given year, a limitation set by the Internal Revenue Service regulations. The plan provides for mandatory matching contributions to be made by the Company to a maximum amount of 2.5% of a plan participant's compensation. Company contributions to the plan approximated $111 and $38 in 1998 and 1997, respectively.

13.  Supplemental Cash Flow Information

     Cash payments for interest approximated $144, $56 and $17 in 1998, 1997 and 1996, respectively. The Company paid $533 and $7 for income taxes in 1998 and 1997, respectively. There were no payments for income taxes in 1996.

     During   fiscal  1997  and  1996,   the  Company   acquired  $95  and  $40,
     respectively, of production equipment under capital leases.

14.  Related Parties

     In July 1997, the Company loaned its President, who is a principal stockholder, $200. Such loan bore interest at a rate of 8% and was due and payable on June 15, 1998. The loan along with accrued but unpaid interest in the amount of $1, was repaid in August 1997.

     In July 1996, the Company loaned its President $32,. The loan bore interest at a rate of 8%, commencing October 14, 1996, and was due and payable on September 1, 1997. The loan along with accrued but unpaid interest in the amount of $1, was repaid in April 1997.

     In November 1996, the Company received an interest bearing demand note in return for a loan of $200 to a related party in which the Company's former Chief Financial Officer is a principal stockholder. The loan which bore interest at a rate of 8.75% per annum, was repaid with accrued interest in the amount of $4 in February 1997.

Schick Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

15.  Stockholders' Equity

     In July 1997, the Company completed the IPO, selling 2,012,500 shares of common stock at a price of $18.50 per share providing gross proceeds to the Company of $37,231 and net proceeds, after underwriting discounts and commissions and offering expenses payable by the Company, of $33,508.

     During 1997, the Company completed a private offering of 520,315 units, as defined in such offering, at a price per unit ranging from $7.86 to $8.93 based on the quantity of units purchased. Each unit consisted of one share of the Company's common stock, $.01 par value, and a warrant to purchase one additional share of the Company's common stock at a price per share equal to the purchase price of the unit, on or before May 3, 1999. The offering provided net proceeds of $4,312. In conjunction with the offering the Company issued 6,155 units, as a placement fee, to certain individuals who assisted the Company in selling the units. The fair value of such units, in the amount of $55, or $8.93 per unit has been reflected as a reduction of paid in capital.

     During 1998, warrants to purchase 24,640 shares of the Company's common stock were exercised. Exercises of 11,200 of such warrants, for which 11,200 shares of common stock were issued, provided the Company with net proceeds of approximately $100. The remaining 13,440 warrant exercises were cash-less exercises pursuant to which 8,647 shares of the Company's common stock were issued. At March 31, 1998 the Company has reserved 501,830 shares of its common stock for issuance upon the exercise of outstanding warrants.

16.  Acquisition and Investment

     Keystone Acquisition

     On September 24, 1997, the Company's wholly owned subsidiary, Schick X-Ray Corporation ("Schick X-Ray"), a Delaware corporation, acquired certain assets of Keystone Dental X-Ray Inc. ("Keystone"), a manufacturer of x-ray equipment for the medical and dental radiology field, for $1,450. Schick X-Ray was formed on September 24, 1997, for the sole purpose of acquiring the assets of Keystone. Schick X-Ray acquired inventory, manufacturing equipment, tooling and intellectual property. The acquisition has been accounted for using the purchase method, and Schick X-Ray has recorded goodwill in the amount of $750, which is included in other assets and is being amortized on a straight-line basis over 7 years. The Company recognized $55 for amortization of goodwill in 1998.

     Investment in Photobit Corporation

     On September 30, 1997, the Company purchased a minority interest of 5%, for $1,000 in Photobit Corporation, a developer of complementary metal-oxide semiconductor ("CMOS"), APS imaging technology. The Company is the exclusive licensee of the APS technology for medical applications and utilizes the technology in its bone-mineral density assessment device and certain components of its computed dental x-ray imaging system. The Company carries the investment at cost. At March 31, 1998 it is not practicable to estimate the fair value of this investment because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. No dividends were paid on this investment.

                                                                     Schedule II
                            Schick Technologies, Inc.
                        Valuation and Qualifying Accounts

                                                                                  Additions
                                                                          --------------------------
                                                           Balance at     Charged to      Charged to                     Balance at
                                                           Beginning      Costs and         Other                            End
                                                           of Period       Expenses        Accounts       Deductions      of Period
                                                           ---------       --------        --------       ----------      ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
    For the year ended March 31, 1996                       $ 20,000        $ 42,782                        $ 27,782        $ 35,000
    For the year ended March 31, 1997                         35,000          33,933                          18,933          50,000
    For the year ended March 31, 1998                         50,000         163,866                          13,866         200,000

RESERVE FOR OBSOLETE/SLOW MOVING
    INVENTORY
    For the year ended March 31, 1996                             --              --              --              --              --
    For the year ended March 31, 1997                             --         113,714              --              --         113,714
    For the year ended March 31, 1998                        113,714              --              --         113,714              --

VALUATION ALLOWANCE-DEFERRED TAX
    ASSET
    For the year ended March 31, 1996                        465,000              --        $ 25,000              --         490,000
    For the year ended March 31, 1997                        490,000              --         133,000              --         623,000
    For the year ended March 31, 1998                        623,000              --              --         623,000              --

PROVISION FOR WARRANTY OBLIGATIONS
    For the year ended March 31, 1996                         52,000          78,055              --              --         130,055
    For the year ended March 31, 1997                        130,055         199,371              --              --         329,426
    For the year ended March 31, 1998                        329,426                              --          84,517         244,909

                                                                         Page(s)

(a)  Documents filed as a part of this Report


     (1)  Consolidated Financial Statements filed as part of this Report:

          Index to the Financial Statements                                 F-1

          Report of Independent Accountants                                 F-2

          Consolidated Balance Sheet at March 31, 1998 and 1997             F-3

          Consolidated Statement of Operations for the year ended
               March 31, 1998, 1997 and 1996                                F-4

          Consolidated Statement of Stockholders' Equity for the year
               ended March 31, 1998, 1997 and 1996                          F-5

          Consolidated Statement of Cash Flows for the year ended
               March 31, 1998, 1997 and 1996                                F-6

          Notes to Consolidated Financial Statements                        F-7

     (2)  Financial statement schedules filed as part of this Report

     Report of Independent Accountants                                      S-1

     Schedule II         Valuation and Qualifying Accounts


Schedules other than that mentioned above are omitted because the conditions requiring their filing do not exist, or because the information is provided in the financial statements filed herewith, including the notes thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1998.

(c)  The following Exhibits are included in this report:

Number         Description

*3.1           Amended and Restated Certificate of Incorporation of the Company

 3.2           Bylaws of the Company, as amended

*4.1           Form of Common Stock certificate of the Company

*4.2           Form of Warrant of the Company

*4.3 Agreement and Plan of Merger dated as of May 15, 1997 among Schick Technologies, Inc., a New York corporation, Schick Technologies Inc., a Delaware corporation and STI Acquisition Corp, a Delaware corporation.

*10.1          Schick Technologies, Inc. 1996 Employee Stock Option Plan

*10.2          Schick Technologies, Inc. 1997 Stock Option Plan for Non Employee
               Directors

*10.3 Form of Non-Disclosure, Non- Solicitation, Non-Competition and Inventions Agreements between Schick Technologies, Inc. and each Named Executive of Schick Technologies, Inc.

*10.4 Secured Term Loan Agreement dated August 7, 1996 between Schick Technologies, Inc. and Merck & Co., Inc. (the 'Agreement').

*10.5 Service and License Agreement between Photobit, LLC and Schick Technologies, Inc. dated as of June 24, 1996 amending the Agreement.

*10.6 Letter Agreement between Schick Technologies, Inc. and Merck & Co., Inc., dated May 12, 1997.

*10.7 Sales Agreement between Schick Technologies, Inc. and Norland Medical Systems, Inc. dated as of May 12, 1997.

*10.8 Agreement, dated as of May 30, 1997, by and between Schick Technologies, Inc. and Henry Schein, Inc.

 10.9 Asset Purchase Agreement dated September 24, 1997 among Keystone Dental X-Ray, Inc., DisCovery X-Ray Corporation and Imaging Sciences, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 9, 1997.)

 11            Computation of Per Share Earnings

 21            List of subsidiaries of Schick Technologies,  Inc.

 23.1          Consent of Price Waterhouse LLP

 24            Powers of Attorney (included on signature page of this Report)

 27.1          Financial Data Schedule [filed in electronic format only]

 99 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

* Filed as the same exhibit number as part of the registrant's Registration Statement on Form S-1 (File No. 333-33731) declared effective by the Securities and Exchange Commission on June 30, 1997 and incorporated by reference herein.


                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Island City, State of New York, on June 29, 1998.

                           SCHICK TECHNOLOGIES, INC


                           By: /s/ David B. Schick
                           ---------------------------------------------
                           David B. Schick
                           Chairman of the Board, Chief Executive Officer
                                            And President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 29, 1998.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David B. Schick and Zvi N. Raskin (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign an Annual Report on Form 10-K of Schick Technologies, Inc, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

     Signature / Title
     ---------  -----
     /s/ David Schick              Chairman of the Board, Chief Executive
     --------------------------    Officer and President
     David Schick

     /s/ Thomas Rutenberg          Director of Finance
     ------------------------      (Principal Financial and Accounting Officer)
     Thomas Rutenberg

     /s/ Jon Singer                Vice President of Engineering and Director
     ------------------------
     Jon Singer

     /s/ Mark Bane
     ------------------------      Director
     Mark Bane

     /s/ Howard Wasserman          Director
     ------------------------
     Howard Wasserman

     /s/ Allen Schick              Director
     ------------------------
     Allen Schick

     /s/ Euval Barrekette          Director
     ------------------------
     Euval Barrekette