Form 10-Q
period 1998-06-30
SCHICK TECHNOLOGIES INC
filed 1998-08-13
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION
================================================================================
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to
     __________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of August 5, 1998, 9,992,566 shares of common stock, par value $.01 per share, were outstanding.

================================================================================

                            SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

              Consolidated Balance Sheet as of June 30, 1998 and
              March 31, 1998 ............................................   Page 1

              Consolidated Statement of Operations for the three months
              ended June 30, 1998 and 1997 ..............................   Page 2

              Consolidated Statement of Cash Flows for the three
              months ended June 30, 1998 and 1997 .......................   Page 3

              Notes to Consolidated Financial Statements ................   Page 4
     Item 2.  Management's Discussion and Analysis of Financial Condition
                       And Results of Operations ........................   Page 6
PART II.  OTHER INFORMATION:
     Item 2.  Changes in Securities and Use of  Proceeds ................   Page 8
     Item 6.  Exhibits and Reports on Form 8-K ..........................   Page 8
SIGNATURE ...............................................................   Page 9
EXHIBIT 27 ..............................................................   Page 10

PART I. Financial Information
Item 1. Financial Statements

                            Schick Technologies, Inc.
                           Consolidated Balance Sheet
                      (In thousands , except share amounts)

                       Assets                                           June 30, 1998      March 31, 1998
                                                                        -----------        --------------
                                                                        (unaudited)
Current assets
  Cash and cash equivalents                                             $ 1,649               $ 6,217
  Short-term investments                                                 13,933                14,022
  Accounts receivable, net of allowance for doubtful
   accounts of  $330 and $200,  respectively                             14,450                10,173
  Inventories                                                            13,303                12,152
  Prepayments and other current assets                                      531                   746
                                                                        -------               -------
         Total current assets                                            43,866                43,310

Equipment, net                                                            6,458                 5,801
Investments                                                               1,000                 1,000
Other assets                                                              1,265                 1,214
Deferred tax asset                                                          120                   349
                                                                        -------               -------

         Total assets                                                   $52,709               $51,674
                                                                        =======               =======

       Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                                 $ 6,265               $ 7,010
  Accrued salaries and commissions                                        1,516                 1,473
  Provision for warranty obligations                                        258                   245
  Income taxes payable                                                      292                   144
  Deferred revenue                                                          339                   362
  Deposits from customers                                                   442                   331
                                                                        -------               -------
         Total current liabilities                                        9,112                 9,565


Commitments                                                                  --                    --

Stockholders' equity
  Preferred stock ($.01 par value; 2,500,000 shares
   authorized, none issued and outstanding)                                  --                    --
  Common stock ($.01 par value; 25,000,000 shares
   authorized; 9,992,566 and 9,992,057 shares issued
   and outstanding)                                                         100                   100
  Additional paid-in capital                                             41,208                41,204
  Retained earnings                                                       2,289                   805
                                                                        -------               -------
         Total stockholders' equity                                      43,597                42,109

           Total liabilities and stockholders' equity                   $52,709               $51,674
                                                                        =======               =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
                      Consolidated Statement of Operations
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                     Three months ended June 30,
                                                     ---------------------------
                                                           1998          1997
                                                           ----          ----

Revenues, net                                             $15,980       $ 6,040
Cost of sales                                               7,217         2,831
                                                          -------       -------
     Gross profit                                           8,763         3,209
                                                          -------       -------

Operating expenses
  Selling and marketing                                     4,157         1,795
  General and administrative                                1,350           878
  Research and development                                  1,033           638
  Patent litigation settlement                                 --           600
                                                          -------       -------
     Total operating expenses                               6,540         3,911
                                                          -------       -------

     Income (loss) from operations                          2,223          (702)
                                                          -------       -------

Other income (expense)
   Interest income                                            243            48
   Interest expense                                            --           (43)
                                                          -------       -------

     Total other income (expense)                             243             5

     Income (loss) before income taxes                      2,466          (697)
                                                          -------       -------

Provision for income taxes                                    983            --


Net income (loss)                                         $ 1,483       $  (697)
                                                          =======       =======

Basic earnings (loss) per share                           $  0.15       $  (.09)
                                                          =======       =======

Diluted  earnings (loss) per share                        $  0.14       $  (.09)
                                                          =======       =======


  The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                             Three months ended June 30,
                                                             ---------------------------
                                                                  1998       1997
                                                                  ----       ----
Net cash flows from operating activities:
Net income (loss)                                               $ 1,483    $  (697)
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities
   Depreciation and amortization                                    431        125
   Stock and option grant compensation                               --          5

   Accrued interest on investments                                 (182)        14
Changes in assets and liabilities:
  Accounts receivable                                            (4,277)      (635)
  Inventories                                                    (1,151)    (2,183)
  Prepayments and other current assets                              266         47
  Other assets                                                      (96)       (29)
  Deferred income taxes                                             229         --
  Accounts payable and accrued expenses                            (689)     3,312
  Income taxes payable                                              148         --
  Deferred revenue                                                  (23)        58
  Deposits from customers                                           112         (6)
  Accrued interest on notes payable                                  --         39
                                                                -------    -------
       Net cash (used in) provided by operating activities       (3,749)        50
                                                                -------    -------

Cash flows from investing activities:
  Capitalization of software development costs                      (50)        --
  Purchases of held-to-maturity investments                      (1,196)      (101)
  Proceeds from maturities of held-to-maturity investments        1,466        642
  Capital expenditures                                           (1,043)      (663)
                                                                -------    -------
           Net cash used in investing activities                   (823)      (122)
                                                                -------    -------

Cash flows from financing activities:
  Proceeds from exercise of common stock options                      4         --
  Deferred offering costs                                            --       (977)
  Principal payments on capital lease obligations                    --         (5)
                                                                -------    -------
          Net cash provided by (used in) financing activities         4       (982)
                                                                -------    -------

Net decrease  in cash and cash equivalents                       (4,568)    (1,054)
Cash and cash equivalents at beginning of period                  6,217      1,710
                                                                -------    -------

Cash and cash equivalents at end of period                      $ 1,649    $   656
                                                                =======    =======


  The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
             Notes to Consolidated Financial Statements (unaudited)
               (in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

1.   Basis of Presentation

     The consolidated financial statements of Schick Technologies, Inc. and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q, and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 1998, included in the Company's Annual report on form 10-K.

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year ending March 31, 1999.

     The consolidated financial statements of the Company, at June 30, 1998, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

2.   Inventories

     Inventories at June 30, 1998 and March 31, 1998 are comprised of the following:

                                                June 30, 1998     March 31, 1998
                                                -------------     --------------
      Raw materials .........................     $ 6,904           $ 7,108
      Work-in-process .......................       4,648             3,466
      Finished goods ........................       1,751             1,578
                                                  -------           -------
          Total inventories .................     $13,303           $12,152
                                                  =======           =======

3.   Initial Public Offering

     In July 1997, the Company completed its initial public offering (the "IPO"), selling 2,012,500 shares of common stock at a price of $18.50 per share providing gross proceeds to the Company of $37,231 and net proceeds, after underwriting discounts and commissions and offering expenses payable by the Company, of $33,508.

4.   Patent Litigation Settlement

     In July 1997, the Company in connection with the settlement of certain pending patent litigation involving a United States patent directed to a display for digital dental radiographs, was granted a worldwide, non-exclusive fully paid license covering such patent in consideration for a payment by the Company of $600. The Company expensed the license fee in the quarter ended June 30, 1997.

                            Schick Technologies, Inc.
             Notes to Consolidated Financial Statements (unaudited)
               (In thousands, except share and per share amounts)
--------------------------------------------------------------------------------


5.   Earnings (Loss) Per Share

     Effective December 31, 1997, the Company adopted statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. Earnings per share for the three-month period ended June 30,1997 have been restated for the adoption of FAS 128. The adoption of FAS 128 did not have a significant impact on the loss per share for the period ended June 30, 1997.

     The computation of basic earnings per share and diluted earnings per share for the three-month periods ended June 30, 1998 and 1997 are as follows:

                                                Three months ended June 30,
                                                ---------------------------
                                                     1998          1997
                                                 -----------   -----------

     Net Income (loss) available to
        common stockholders                      $     1,483   $      (697)
                                                 ===========   ===========


     Weighted average shares outstanding
        for basic earnings (loss) per              9,992,477     7,957,231
        share
     Dilutive effect of stock options and
        warrants
                                                     383,023            --
                                                 -----------   -----------
     Weighted average shares outstanding
        for diluted earnings (loss) per           10,375,500     7,957,231
        share

     Basic earnings (loss) per share             $      0.15   $      (.09)
                                                 ===========   ===========
     Diluted earnings (loss) per share           $      0.14   $      (.09)
                                                 ===========   ===========

6.   Subsequent Event

     On July 14, 1998, the Company invested an additional $250 in Photobit Corporation, a developer of complementary metal-oxide semiconductor ("CMOS"), active-pixel ("APS") imaging technology. As of July 1998 the Company's investment in Photobit Corporation amounts to $1,250. The Company is the exclusive licensee of the APS technology for medical applications and utilizes the technology in both its bone-mineral density assessment device and certain components of its computed dental x-ray imaging system.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include the changing economic and competitive conditions in the medical and dental digital radiography market, regulatory approvals, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, and further risks and uncertainties, including those detailed in Exhibit 99 hereto and in the Company's other filings with the Securities and Exchange Commission.

General

The Company designs, develops and manufactures digital imaging systems and devices for the dental and medical markets. In the field of dentistry, the Company has developed, and currently manufactures and markets, an intra-oral digital radiography system. The Company has also developed a bone mineral density assessment device to assist in the diagnosis of osteoporosis, which was introduced in December of 1997. The Company is also developing large-area radiographic imaging devices for digital mammography.

Results of Operations

Net revenue for the three months ended June 30, 1998, increased $10.0 million (165%) to $16.0 million from $6.0 million during the comparable period of fiscal 1998. The strong growth is attributable to increased sales of the company's CDRTM dental products due to increased market awareness, broadening sales distribution, and increased demand in foreign markets combined with sales of the Company's AccudexaTM bone mineral density assessment device which was introduced in December 1997.

Cost of sales for the three months ended June 30, 1998, increased $4.4 million (155%) to $7.2 million (45.2% of net revenue) from $2.8 million (46.9% of net revenue) for the comparable period of fiscal 1998. The decrease in Costs of Sales as a percentage of revenue is attributable primarily to lower costs of semiconductor wafers and decreased warranty costs.

Selling and marketing expenses for the three months ending June 30, 1998, increased $2.4 million (132%) to $4.2 million (26.0% of net revenue) from $1.8 million (29.7% of net revenue) for the comparable period of fiscal 1998. This increase was attributable principally to the hiring and training of new sales representatives as the Company continued to increase the size of its national sales force and its promotional programs to obtain greater market awareness and to develop market strategies for new products.

General and administrative expenses for the three months ended June 30, 1998, increased $473 thousand (53.9%) to $1.4 million (8.5% of net revenue) from $878 thousand (14.5% of net revenue) for the comparable period of fiscal 1998. The decrease as a percentage of sales was attributable primarily to increases in sales of the Company's products partially offset by increased administrative expenditures, primarily the hiring of administrative personnel.

Research and development expenses for the three months ended June 30, 1998, increased $395 thousand (61.8%) to $1.0 million (6.5% of net revenue) from $638 thousand (10.6% of net revenue) for the comparable period of fiscal 1998. The increase in spending reflects costs associated with research and development of mammography and panoramic x-ray systems and the hiring of additional research and development personnel.

In July 1997, the Company, in connection with the settlement of certain pending patent litigation involving a United States patent directed to a display for digital dental radiographs, was granted a worldwide, non-exclusive fully paid license covering such patent in consideration for a payment by the Company of $600 thousand. The company expensed that license fee during the quarter ended June 30, 1997.

Interest income increased to $243 thousand in the three months ended June 30, 1998 from $48 thousand in the comparable period of fiscal 1998. The increase is attributable to higher cash balances and investments in short-term interest-bearing securities that were purchased with the proceeds of the Company's Initial Public Offering (the "IPO"). Interest expense of $43 thousand for the three-month period ended June 30,1997 was principally attributable to a loan from Merck & Co. Inc. that was repaid upon consummation of the IPO.

Liquidity and Capital Resources

Net proceeds from the July 1997 IPO were approximately $33.5 million. At June 30, 1998, the Company had $1.6 million in cash and cash equivalents, $13.9 million in short-term investments and $34.8 million in working capital compared to $6.2 million in cash and cash equivalents, $14.0 million in short-term investments and $33.7 million in working capital at March 31, 1998.

During the quarter ended June 30, 1998, cash used in operations was $3.7 million compared to $50 thousand provided by operations during the comparable period of fiscal 1998. The increased cash used in operations is primarily attributable to increases in the Company's inventory and accounts receivable resulting from increased levels of operations and the timing of shipments to customers during the three months ended June 30, 1998.

The Company's capital expenditures during the quarter were $1.1 million. Capital expenditures during the quarter included leasehold improvements, computers, and production equipment. The Company's planned capital expenditures for the remainder of fiscal 1999 are $2.0 million, primarily for computer equipment, leasehold improvements and production equipment. Management currently believes that existing capital resources are adequate to meet its current cash requirements for 18-24 months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements.

Year 2000 Compliance

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operation, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company is assessing the internal readiness of its computer systems and the readiness of third parties that interact with the Company's systems. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. Costs associated with the year 2000 assessment and correction of problems noted are expensed as incurred. Based on management's current assessment, it does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. The Company has not fully evaluated the impact of the Year 2000 issue on its suppliers and customers. The Company is currently unable to predict the extent to which the Year 2000 issue will effect its suppliers and customers, or the extent to which it would be vulnerable to its suppliers or customers' failure to remedy Year 2000 issues on a timely basis. If a major supplier or customer fails to convert its systems on a timely basis the Company could be materially adversely affected.

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(d) On July 7, 1997, the Company's initial public offering (the "Offering") of 1,750,000 shares of its common stock, $.01 par value per share (the "Common Stock") closed. The Company's registration statement on Form S-1 (Registration No. 333-33731) was declared effective by the Securities and Exchange Commission on June 30, 1997. As part of the Offering, the Company granted to the Underwriters over-allotment options to purchase up to 262,500 shares of Common
Stock ("the "Underwriters' Option"). On July 10, 1997, the underwriters exercised the Underwriters' Option purchasing 262,500 shares of Common Stock from the Company. The aggregate offering price of 2,012,500 shares of Common
Stock registered for the account of the Company pursuant to the Offering (inclusive of the Underwriters' Option) was $37,231.

     The aggregate net proceeds received by the Company from the Offering and as a result of the exercise of the Underwriters' Option, after deducting underwriting and commissions and expenses were $33,508. During the period of July 1, 1997 through June 30, 1998, such net proceeds have been applied as follows: (i) $1,113 for leasehold improvements; (ii) $3,935 for property, plant, and equipment; (iii) $1,450 to purchase certain assets of Keystone Dental X-Ray Corp.; (iv) $1,000 to purchase a 5% interest in Photobit, Inc.; (v) $1,513 to pay the notes payable and the interest thereon to Merck & Co., Inc.; (vi) $10,520 to short term investments; (vii) $756 to money market investments; and
(viii) the remaining $13,221 was used for working capital purposes. None of the net proceeds were paid, directly or indirectly, to directors, officers, controlling stockholders or affiliates of the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (27) Financial Data Schedule

                            SCHICK TECHNOLOGIES, INC.
                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SCHICK TECHNOLOGIES, INC.



Date: August 13, 1998                      By: /s/ David B. Schick
                                               -------------------------------
                                               David B. Schick
                                               President and
                                               Chief Executive Officer


                                           By: /s/ Thomas E. Rutenberg
                                               -------------------------------
                                                   Thomas E. Rutenberg
                                                   Director of Finance
                                                   (Principal Financial Officer)