Form 10-Q
period 1998-09-30
SCHICK TECHNOLOGIES INC
filed 1998-11-16
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION

================================================================================
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998

                                       OR

[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from __________ to _________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of November 6, 1998, 9,998,953 shares of common stock, par value $.01 per share, were outstanding.

================================================================================

                            SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:
         Item 1.  Financial Statements:

                  Consolidated Balance Sheet as of September 30, 1998
                  and March 31, 1998 ................................... Page 1

                  Consolidated Statement of Operations for the three and
                  six months ended September 30, 1998 and 1997 ......... Page 2

                  Consolidated Statement of Cash Flows for the six
                  months ended September 30, 1998 and 1997.............. Page 3

                  Notes to Consolidated Financial Statements ........... Page 4

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition  And Results of Operations............... Page 6
PART II.  OTHER INFORMATION:
         Item 2.  Changes in Securities and Use of  Proceeds............ Page 9
         Item 4.  Submission of Matters to a Vote of Security Holders    Page 10
         Item 6.  Exhibits and Reports on Form 8-K...................... Page 10
SIGNATURE............................................................... Page 11
EXHIBIT 27.............................................................. Page 12

PART I.  Financial Information
Item 1.  Financial Statements

                            Schick Technologies, Inc.
                           Consolidated Balance Sheet
                      (In thousands , except share amounts)

                        Assets                               September 30,      March 31,
                                                                 1998             1998
                                                                -------          -------
                                                             (unaudited)
Current assets
  Cash and cash equivalents                                     $ 2,409          $ 6,217
  Short-term investments                                          7,069           14,022
  Accounts receivable, net of allowance for doubtful
   accounts of  $700 and $200,  respectively                     16,125           10,173
  Inventories                                                    16,803           12,152
  Prepayments and other current assets                            1,481              746
                                                                -------          -------
         Total current assets                                    43,887           43,310

Equipment, net                                                    7,207            5,801
Investments                                                       1,250            1,000
Other assets                                                      1,266            1,214
Deferred tax asset                                                  413              349
                                                                -------          -------

         Total assets                                           $54,023          $51,674
                                                                =======          =======

        Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                         $ 7,828          $ 7,010
  Accrued salaries and commissions                                1,242            1,473
  Provision for warranty obligations                                278              245
  Income taxes payable                                               --              144
  Deferred revenue                                                  373              362
  Deposits from customers                                           536              331
                                                                -------          -------
         Total current liabilities                               10,257            9,565


Commitments                                                          --               --

Stockholders' equity
  Preferred stock ($.01 par value; 2,500,000 shares
   authorized, none issued and outstanding)                          --               --
  Common stock ($.01 par value; 25,000,000 shares
   authorized; 9,996,123 and 9,992,057 shares issued
   and outstanding)                                                 100              100
  Additional paid-in capital                                     41,208           41,204
  Retained earnings                                               2,458              805
                                                                -------          -------
         Total stockholders' equity                              43,766           42,109

            Total liabilities and stockholders' equity          $54,023          $51,674
                                                                =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
                      Consolidated Statement of Operations
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                   Three months ended                     Six months ended
                                                       September 30,                        September 30,
                                                --------------------------           --------------------------
                                                  1998              1997               1998              1997
                                                --------          --------           --------          --------
Revenues, net                                   $ 14,236          $  8,224           $ 30,216          $ 14,264
Cost of sales                                      6,935             3,867             14,152             6,698
                                                --------          --------           --------          --------
           Gross profit                            7,301             4,357             16,064             7,566
                                                --------          --------           --------          --------


Operating expenses
  Selling and marketing                            4,642             2,088              8,799             3,884
  General and administrative                       1,732               854              3,082             1,731
  Research and development                           834               968              1,866             1,607
  Patent litigation settlement                        --                --                 --               600
                                                --------          --------           --------          --------
     Total operating expenses                      7,208             3,910             13,747             7,822
                                                --------          --------           --------          --------

    Income (loss) from operations                     93               447              2,317              (256)
                                                --------          --------           --------          --------

Other income (expense)
   Interest income                                   180               449                422               498
   Interest expense                                   --                (8)                --               (51)
                                                --------          --------           --------          --------

     Total other income (expense)                    180               441                422               447
                                                --------          --------           --------          --------

     Income before income taxes                      273               888              2,739               191
                                                --------          --------           --------          --------

Provision (benefit)for income taxes                  103              (122)             1,086              (122)
                                                --------          --------           --------          --------


Net income                                      $    170          $  1,010           $  1,653          $    313
                                                ========          ========           ========          ========


Basic earnings  per share                       $   0.02          $   0.10           $   0.17          $   0.03
                                                ========          ========           ========          ========

Diluted  earnings  per share
                                                $   0.02          $   0.10           $   0.16          $   0.03
                                                ========          ========           ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                 Six months ended September 30,
                                                                 ------------------------------
                                                                    1998                1997
                                                                 ----------          ----------
Net cash flows from operating activities:
Net income                                                        $  1,653           $    313
Adjustments to reconcile net income to net cash
   used in operating activities
   Depreciation and amortization                                       887                298
   Stock and option grant compensation                                  --                 11
   Accrued interest on investments                                    (201)               (37)
Changes in assets and liabilities:
  Accounts receivable                                               (5,952)            (2,160)
  Inventories                                                       (4,651)            (4,573)
  Prepayments and other current assets                                (551)               (41)
  Other assets                                                        (138)               (59)
  Deferred income taxes                                                (64)              (122)
  Accounts payable and accrued expenses                                620              3,376
  Income taxes payable                                                (144)                --
  Deferred revenue                                                      11                107
  Deposits from customers                                              205                (62)
  Accrued interest on notes payable                                     --               (102)
                                                                  --------           --------
           Net cash used in operating activities                    (8,325)            (3,051)
                                                                  --------           --------

Cash flows from investing activities:
  Capitalization of software development costs                        (182)               (39)
  Purchases of held-to-maturity investments                        (10,561)           (15,440)
  Proceeds from maturities of held-to-maturity
   investments                                                      17,712              1,434
  Business acquisition                                                  --             (1,450)
  Purchase of minority interest in Photobit Corporation               (250)              (994)
  Capital expenditures                                              (2,206)            (1,886)
                                                                  --------           --------
     Net cash provided by (used) in investing activities             4,513            (18,375)
                                                                  --------           --------

Cash flows from financing activities:
  Proceeds from sale of common stock                                    --             33,548
  Repayment of notes payable                                            --             (1,513)
  Proceeds from exercise of common stock options                         4                 --
  Principal payments on capital lease obligations                       --                (11)
                                                                  --------           --------
    Net cash provided by financing activities                            4             32,024
                                                                  --------           --------

Net increase (decrease) in cash and cash equivalents                (3,808)            10,598
Cash and cash equivalents at beginning of period                     6,217              1,710
                                                                  --------           --------

Cash and cash equivalents at end of period                        $  2,409             12,308
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

                            Schick Technologies, Inc.
             Notes to Consolidated Financial Statements (unaudited)
               (in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

1.   Basis of Presentation

     The consolidated financial statements of Schick Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q, and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 1998 included in the Company's Annual Report on Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the six months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year ending March 31, 1999.

     The  consolidated  financial  statements  of the Company,  at September 30,
     1998,   include  the   accounts  of  the  Company  and  its  wholly   owned
     subsidiaries. All significant intercompany balances have been eliminated.

2.   Inventories

     Inventories at September 30, 1998 and March 31, 1998 are comprised of the following:

                                              September 30,         March 31,
                                                 1998                  1998
                                                -------              -------
        Raw materials                           $ 6,190              $ 7,108
        Work-in-process                           6,050                3,466
        Finished goods                            4,563                1,578
                                                -------              -------

              Total inventories                 $16,803              $12,152
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

                            Schick Technologies, Inc.
             Notes to Consolidated Financial Statements (unaudited)
               (In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

5.   Earnings (Loss) Per Share

     Effective December 31, 1997, the Company adopted statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. Earnings per share for the three and six month periods ended September 30,1997 have been restated for the adoption of FAS 128. The adoption of FAS 128 did not have a significant impact on the loss per share for the periods ended September 30, 1997.

     The computation of basic earnings per share and diluted earnings per share for the three- and six-month periods ended September 30, 1998 and 1997 are as follows:

                                                       Three months ended              Six months ended
                                                          September 30,                  September 30,
                                                  ---------------------------     ---------------------------
                                                      1998            1997            1998            1997
                                                  -----------     -----------     -----------     -----------
Net income available to common  stockholders      $       170     $     1,010     $     1,653     $       313
                                                  ===========     ===========     ===========     ===========
Weighted average shares outstanding
   for basic earnings per share                     9,992,566       9,969,731       9,992,521       8,968,980
Dilutive effect of stock options and warrants         361,893         463,143         372,401         232,837
                                                  -----------     -----------     -----------     -----------

Weighted average shares outstanding
   for diluted earnings per share                  10,354,459      10,432,874      10,364,922       9,201,817

Basic earnings per share                          $      0.02     $      0.10     $      0.17     $      0.03
                                                  ===========     ===========     ===========     ===========
Diluted earnings per share                        $      0.02     $      0.10     $      0.16     $      0.03
                                                  ===========     ===========     ===========     ===========

6.   Investment in Photobit

     On July 14, 1998, the Company invested an additional $250 in Photobit Corporation, a developer of complementary metal-oxide semiconductor ("CMOS"), active-pixel ("APS") imaging technology. As of September 30, 1998 the Company's investment in Photobit Corporation amounts to $1,250. The Company is the exclusive licensee of the APS technology for medical applications and utilizes the technology in both its bone-mineral density assessment device and certain components of its computed dental x-ray imaging system.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include the changing economic and competitive conditions in the medical and dental digital radiography market, regulatory approvals, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, and further risks and uncertainties, including those detailed in Exhibit 99 to the Company's Annual Report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission.

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

Results of Operations

Net revenue for the three months ended September 30, 1998, increased $ 6.0 million (73%) to $14.2 million from $8.2 million during the comparable period of fiscal 1998. Net revenue for the six months ended September 30, 1998, increased $ 16.0 million (112%) to $30.2 million from $14.3 million during the comparable period of fiscal 1998. The strong growth is attributable to sales of the Company's AccuDEXA(TM) bone mineral density assessment device which was introduced in December 1997 combined with increased unit sales of the Company's CDR(TM) dental products resulting from increased market awareness and broadening sales distribution. The increase in unit CDR(TM) volume is partially offset by lower average selling prices and an increased level of sales to dealers and distributors. Sales volume for the six months ended September 30, 1998 was also positively impacted by a supply interruption of a component used to manufacture CDR(TM) dental products during the fourth quarter of fiscal 1998 which pushed shipment on approximately $2.5 million of CDR(TM) sales orders into the first quarter of fiscal 1999. Sales volume for the three months ended September 30, 1998 was negatively impacted by $2.5 million of in-process orders that were not shipped at the end of the second quarter resulting in lower than expected sales volume for the quarter.

Cost of sales for the three months ended September 30, 1998, increased $3.1 million (79%) to $6.9 million (48.7% of net revenue) from $3.9 million (47.0% of net revenue) for the comparable period of fiscal 1998. Cost of sales for the six months ended September 30, 1998, increased $7.5 million (111%) to $14.2 million (46.8% of net revenues) from $6.7 million (47.0% of net revenues) during the comparable period of fiscal 1998. The increase in cost of sales as a percentage of revenue for the three month period ended September 30, 1998 as compared to the same period in fiscal 1998 is the result of an increase in certain indirect labor expenses related to a reclassification of Quality Control and Inspection personnel from R&D to production. The Company also recognized a charge of $100,000 related to excess and slow moving inventory and incurred royalties on technology utilized in the AccuDEXA(TM) and, in fiscal 1999, for certain CDR(TM) dental products.

Selling and marketing expenses for the three months ending September 30, 1998, increased $2.6 million (122%) to $4.6 million (32.6% of net revenue) from $2.1 million (25.4% of net revenue) for the comparable period of fiscal 1998. Selling and marketing expenses for the six months ended September 30, 1998, increased $4.9 million (127%) to $8.8 million (29.1% of net revenues) from $3.9 million (27.2% of net revenues) during the comparable period of fiscal 1998. This increase was attributable principally to the hiring and training of new sales representatives as the Company continued to increase the size of its national sales force and its promotional programs to obtain greater market awareness and to develop market strategies for new products.

General and administrative expenses for the three months ended September 30, 1998, increased $0.9 million (103%) to $1.7 million (12.2% of net revenue) from $0.9 million (10.4% of net revenue) for the comparable period of fiscal 1998. General and administrative expenses for the six months ended September 30, 1998, increased $1.4 million (78%) to $3.1 million (10.2 % of net revenues) from $1.7 million (12.1% of net revenues) during the comparable period of fiscal 1998. The increase in administrative costs is attributable primarily to the hiring of administrative personnel, personnel-related spending such as recruiting and an increase in the Company's allowance for doubtful accounts.

Research and development expenses for the three months ended September 30, 1998, decreased $0.1 million (14.0%) to $0.8 million (5.9% of net revenue) from $0.9 million (11.8% of net revenue) for the comparable period of fiscal 1998.
Research and development expenses for the six months ended September, 1998, increased $0.3 million (16.1%) to $1.9 million (6.2% of net revenues) from $1.6 million (11.3% of net revenues) for the comparable period of fiscal 1998. The decrease in costs for the three-month period ended September 30, 1998 primarily reflects lower spending on testing materials and services and the transfer of research and development employees to the quality control department.

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

Interest income decreased to $180 thousand in the three months ended September 30, 1998 from $449 thousand in the comparable period of fiscal 1998. Interest income for the six months ended September 1998 decreased to $422 thousand from $498 thousand for the comparable period of fiscal 1998. The decrease is attributable to lower cash balances and investments in short-term interest-bearing securities that were purchased with the proceeds of the Company's Initial Public Offering (the "IPO"). Interest expense of $51 thousand for the six month period ended September 30,1997 were principally attributable to a loan from Merck & Co. Inc. that was repaid upon consummation of the IPO.

Liquidity and Capital Resources

Net proceeds from the July 1997 IPO were approximately $33.5 million. At September 30, 1998, the Company had $2.4 million in cash and cash equivalents, $7.1 million in short-term investments and $33.6 million in working capital compared to $6.2 million in cash and cash equivalents, $14.0 million in short-term investments and $33.7 million in working capital at March 31, 1998.

During the six months ended September 30, 1998, cash used in operations was $8.3 million compared to $3.1 million used in operations during the comparable period of fiscal 1998. The increased cash used in operations is primarily attributable to increases in the Company's inventory and accounts receivable levels. Accounts receivable increased from $10.2 million at March 31, 1998 to $16.1 million at September 30, 1998 due to the increase in sales, extended payment terms granted to certain foreign and domestic distributors and, primarily, to an increase in the average days outstanding. The Company has recently implemented a program to improve its accounts receivable collection efforts and expects its days sales outstanding to decrease in future periods. The increase in inventory of $4.7 million from $12.2 million at March 31, 1998 to $16.8 million at September 30, 1998 is primarily attributable to a work in process and finished goods buildup in anticipation of sales volume during the quarter ended December 31, 1998 and to the delay in shipment of the second quarter in-process orders.

The Company's capital expenditures during the six-month period were $2.2 million. Capital expenditures during the six-month period included leasehold improvements, computers, and production equipment. The Company's planned capital expenditures for the remainder of fiscal 1999 are approximately $1.0 million, primarily for computer equipment, leasehold improvements and production equipment. Management currently believes that existing capital resources are adequate to meet its current cash requirements. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements.

Year 2000 Compliance

GENERAL

As the century concludes, the Company is aware of the risks associated with the Year 2000 computer problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. A computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If systems fail to process date information correctly when the year changes to 2000, many problems could occur.

The Company has established a Y2K Task Force that is currently evaluating the Company's potential for Year 2000 related problems, with respect to the Company's information technology ("IT") and non-information technology systems. The Y2K Task Force program includes three phases: (1) an assessment phase to identify Year 2000 issues; (2) a modification phase to correct any area of the Company's business which is not Year 2000 compliant; and (3) a test phase to confirm that all systems work successfully. The Company's potential problems focus on three key areas of business operations: products and services provided to the Company by third-party vendors; systems used by the Company to run its business internally; and the Company's product line.

The Company has been sending a Y2K Survey to its vendors in order to determine if their operations and the products and services they provide are Year 2000 compliant. The responses the Company receives to the Y2K Survey will help the Company evaluate the extent to which it may be vulnerable to its vendors' own Year 2000 issues. Where practicable, the Company will attempt to mitigate its risks with respect to vendors that are not Year 2000 compliant and may, for example, seek alternative sources of supplies. However, Year 2000 related failures by vendors remain a possibility and could have a material adverse impact on the Company's results of operations or financial condition.

The Company is currently in the process of evaluating the capabilities of its internal systems to process the Year 2000 correctly. The Company believes that most vendor-developed software which it utilizes in its internal operations will be made Year 2000 compliant before the end of 1999 through vendor-provided updates or replacements with other Year 2000 compliant hardware and software. Additionally, the Company is testing its internally developed software and hardware that are included in the products sold to customers. Such assessments are expected to be completed by early calendar 1999. If modifications or conversion to existing software or conversion to new software become necessary and modifications or conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

COSTS

The total costs associated with required modifications to become Year 2000 compliant are not expected to be material to the Company's financial position. Current estimated costs for the Y2K Task Force program are approximately $250,000; however, such costs are subject to change as a result of ongoing evaluation of the extent of the Year 2000 problem at the Company and its suppliers and affiliates. As of the current date, costs incurred in connection with the Y2K Task Force program have been insignificant.

RISKS

The Company is developing specific contingency plans in the event that the Company's Year 2000 issues are not resolved prior to time that any system failures or interruptions in day-to-day business operations could occur. The contingency plans are evolving as the Year 2000 assessment progresses.

Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties with whom the Company relies on, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company's results of operations but the Company believes that, with the completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

PART II  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

(c) On September 16, 1998, Francis Chucker elected to make a cashless surrender of Warrants exercisable to purchase 6,720 shares of common stock for an exercise price of $7.86 per share and in return received 3,557 shares of the Company's Common Stock. Such issuances were pursuant to section 4(2) of the Securities Act of 1933, as amended.

(d) On July 7, 1997, the Company's initial public offering (the "Offering") of 1,750,000 shares of its common stock, $.01 par value per share (the "Common Stock") closed. The Company's registration statement on Form S-1 (Registration No. 333-33731) was declared effective by the Securities and Exchange Commission on June 30, 1997. As part of the Offering, the Company granted to the Underwriters over-allotment options to purchase up to 262,500 shares of Common
Stock ("the "Underwriters' Option"). On July 10, 1997, the underwriters exercised the Underwriters' Option purchasing 262,500 shares of Common Stock from the Company. The aggregate offering price of 2,012,500 shares of Common
Stock registered for the account of the Company pursuant to the Offering (inclusive of the Underwriters' Option) was $37.2 million.

     The aggregate net proceeds received by the Company from the Offering and as a result of the exercise of the Underwriters' Option, after deducting underwriting fees, commissions and expenses were $33.5 million. During the period of July 1, 1997 through September 30, 1998, such net proceeds have been applied as follows: (i) $1.3 million for leasehold improvements; (ii) $4.8 million for property, plant, and equipment; (iii) $1.5 million to purchase certain assets of Keystone Dental X-Ray Corp.; (iv) $1.3 million to purchase an interest in Photobit, Inc.; (v) $1.5 million to pay the notes payable and the interest thereon to Merck & Co., Inc.; (vi) $3.6 million to short term investments; (vii) $1.7 million to money market investments; and (viii) the remaining $17.8 million was used for working capital purposes. None of the net proceeds were paid, directly or indirectly, to directors, officers, controlling stockholders, or affiliates of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting on September 10, 1998. The following matters were voted upon at the meeting with the accompanying results:

1. Election of Directors:

                         Number of      Number of Votes
                         Votes For      Withheld Authority
                         ---------      ------------------
Howard Wasserman         7,306,408           535,844

Fred Levine              7,306,408           535,844

     The other directors of the Company will continue in office for their existing terms. Mark I. Bane and Euval Barrekette serve in the class whose term expires in 1999, and David B. Schick and Allen Schick serve in the class whose term expires in 2000. Upon the expiration of the term of a class of directors, the members of such class will be elected for three-year terms at the annual meeting of stockholders held in the year in which such term expires.

2. Approval of the proposal to amend the Corporation's 1996 Employee Stock Option Plan to increase the number of shares of the Company's common stock issuable thereunder from 470,400 to 1,000,000:

Number of votes for:                         4,815,471

Number of votes against:                       439,156

Number of abstentions:                          22,775


3. Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending March 31, 1999:

Number of votes for:                         7,757,571

Number of votes against:                        78,026

Number of abstentions:                           6,655


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27) Financial Data Schedule

                            SCHICK TECHNOLOGIES, INC.
                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SCHICK TECHNOLOGIES, INC.



Date:   November 14, 1998           By:  /S/ David B. Schick
                                         ---------------------------------------
                                                   David B. Schick
                                                   President and
                                                   Chief Executive Officer



                                    By:   /S/ Thomas E. Rutenberg
                                         ---------------------------------------
                                                   Thomas E. Rutenberg
                                                   Director of Finance
                                                   (Principal Financial Officer)