Form 10-K/A
period 1998-03-31
SCHICK TECHNOLOGIES INC
filed 1998-12-17
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K/A
                                Amendment No. 1


            {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

                                       OR

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition period from ________ to ________

                        Commission file number 000-22673
                            SCHICK TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                              11-3347812
(State of other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                  31-00 47th Avenue, Long Island City, NY 11101
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (718) 937-5765
        Securities registered pursuant to Section 12(b) of the Act: None.
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

     The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 26, 1998 was approximately $99,458,491. Such aggregate market value is computed by reference to the last sale price of the Common Stock on such date.

     As of June 26, 1998, the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, was 9,999,057.

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

     Part II, Item 7 of the Form 10-K for the fiscal year ended March 31, 1998 is amended to read as follows :

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in "Results of Operations" in this Item and elsewhere in this Report. See "ITEM 1 -- Business -- Forward-Looking Statements" and Exhibit 99 to this Report.

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


     The Company's revenues during fiscal 1998 were derived primarily from sales of its CDR(TM) and accuDEXA(TM) products and to a lesser extent from sales of its CDRCam(TM) and extended warranties on its products. Approximately 90% and 64% of the Company's revenues during its fiscal year ended March 31, 1998, and the quarter ended June 30, 1998, respectively, were related to its sale of the CDR system. The Company recognizes revenue on sales of its products at the time of shipment to its customers. Revenues from the sales of extended warranties are recognized on a straight-line basis over the life of the extended warranty, which is generally a one-year period. The Company utilizes both a direct sales force and a limited number of distributors for sales of its products within the United States. International sales are made primarily through a network of independent foreign distributors. In fiscal 1998, 1997 and 1996 sales to customers within the United States were approximately 82%, 76% and 69% of total revenues, respectively. The Company's international sales are made primarily to distributors in Western Europe, Russia, Australia and South America. The Company intends to expand its business in other international markets, including Asia. All of the Company's sales are denominated in United States dollars.

     Costs of sales consists of raw materials and computer components, manufacturing, labor, facilities overhead, product support, warranty costs and installation costs. The Company procures its APS and CCD semiconductor wafers, a significant component of its products, each from a single supplier. The Company is phasing out its use and sale of CCD-based sensors, which are being replaced by APS-based sensors. This phase-out commenced in March, 1998, and is expected to be completed by the end of calendar 1998, except for the Company's use of replacement parts. The Company believes that sourcing from a single supplier provides certain competitive advantages to the Company, however during the fourth quarter of fiscal 1998 the Company experienced an interruption in the supply flow from the CCD supplier. The interruption in supply resulted in manufacturing and product shipment delays and therefore lower revenues than anticipated during the fourth quarter of 1998. This reduction in revenue amounted to approximately $2.5 million. The Company believes that this interruption in supply will have no impact on its future sales, as the delayed revenue was recovered in the subsequent quarter and, since experiencing the supply interruption, the Company has arranged for a second supplier to provide it with APS semiconductor wafers. Future extended interruptions of this supply could have a material adverse effect on the Company's results of operations. The Company believes that cost of sales as a percentage of revenues in future periods will continue to decrease due to the introduction of new products and manufacturing technologies and higher manufacturing volumes of its existing products. However, as the Company introduces new products, cost of sales may initially be a higher percentage of net revenues until certain production efficiencies are achieved.


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

Results Of Operations

     The following table sets forth, for the fiscal years indicated, certain items from the Statement of Operations expressed as a percentage of net revenues:

                                                     Year  ended March 31,
                                          --------------------------------------
                                            1998            1997            1996
                                            ----            ----            ----

Revenue, net                              100.0%          100.0%         100.0%
Cost of sales                              45.9%           49.8%          49.1%
                                          --------------------------------------
Gross Profit                               54.1%           50.2%          50.9%
Operating expenses:
     Selling and marketing                 27.7%           30.8%          23.8%
     General and administrative            10.7%           13.0%          20.4%
     Research and development              10.0%            8.8%           6.7%
     Patent litigation settlement           1.6%             --             --


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

     Interest income increased to $196,000 in fiscal 1997 from $15,000 in fiscal 1996. This increase was due to higher cash balances and investments in interest-bearing securities which were purchased from the proceeds of the May 1996 equity private placement and from the proceeds of the convertible promissory notes issued by the Company in connection with a June 1995 private placement (the "12.5% Notes Payable"). Interest expense increased to $161,000 in fiscal 1997 from $123,000 in fiscal 1996. Interest expense was attributable principally to the outstanding secured notes and the 12.5% Notes Payable prior to their conversion into Common Stock at various dates in fiscal 1997.

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



                                                                              Three Months Ended
                                            ----------------------------------------------------------------------------------------
                                            June 30,   Sept. 30,    Dec. 31,   Mar. 31,  June 30,    Sept. 30,   Dec. 31,   Mar. 31,
                                              1996       1996         1996       1997      1997        1997        1997       1998
                                            --------   ---------    --------   --------  --------    ---------   --------   --------
                                                                           (In thousands, unaudited)


Statement of Operations Data:
Revenue, net                                $ 2,627     $ 3,160     $ 4,954    $ 5,360    $ 6,040     $ 8,224    $11,912    $12,275
Cost of sales                                 1,440       1,631       2,360      2,590      2,831       3,867      5,529      5,431
Gross Profit                                  1,187       1,529       2,594      2,770      3,209       4,357      6,383      6,844
Gross Profit Margin                            45.2%       48.4%       52.4%      51.7%      53.1%       53.0%      53.6%      55.8%
Operating expenses                            1,483       1,827       2,592      2,565      3,912       3,910      5,384      6,009
Income (loss) from operations                  (297)       (297)          2        205       (703)        447        999        835
Net income (loss)                              (317)       (294)         20        239       (697)      1,010      1,225        823


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

Year 2000 Compliance

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words , date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operation, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company is assessing the internal readiness of its computer systems and the readiness of third parties which interact with the Company's systems. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. Costs associated with the year 2000 assessment and correction of problems noted are expensed as incurred. Based on management's current assessment, it does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. The Company has not fully evaluated the impact of the Year 2000 issue on its suppliers and customers. The Company is currently unable to predict the extent to which the Year 2000 issue will effect its suppliers and customers, or the extent to which it would be vulnerable to its suppliers or customers' failure to remedy Year 2000 issues on a timely basis. If a major supplier or customer fails to convert its systems on a timely basis the Company could be materially adversely affected. See "ITEM 1. Business -- Year 2000."

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Island City, State of New York, on December 16, 1998.



                                          SCHICK TECHNOLOGIES, INC

                                          By:  /s/ DAVID  B. SCHICK
                                          -------------------------
                                          David B. Schick
                                          Chairman of the Board, Chief Executive
                                          Officer and President