Form 10-Q
period 1998-12-31
SCHICK TECHNOLOGIES INC
filed 1999-02-23
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION

================================================================================

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 1998.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 19, 1999, 10,061,113 shares of common stock, par value $.01 per share, were outstanding.


================================================================================

                            SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION:
         Item 1.  Financial Statements:

                  Consolidated Balance Sheet as of December 31, 1998 and
                  March 31, 1998 ............................................   Page 1

                  Consolidated Statement of Operations for the three and nine
                  months ended December 31, 1998 and 1997 ...................   Page 2

                  Consolidated Statement of Cash Flows for the nine
                  months ended December 31, 1998 and 1997 ...................   Page 3

                  Notes to Consolidated Financial Statements ................   Page 4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations ........................   Page 7

PART II.  OTHER INFORMATION:
         Item 1.  Legal Proceedings .........................................   Page 12
         Item 2.  Changes in Securities and Use of  Proceeds ................   Page 12
         Item 6.  Exhibits and Reports on Form 8-K ..........................   Page 13
SIGNATURE ...................................................................   Page 14
EXHIBIT 27 ..................................................................   Page 15
EXHIBIT 99 ..................................................................   Page 16

PART I.  Financial Information
Item 1.  Financial Statements

                            Schick Technologies, Inc.
                           Consolidated Balance Sheet
                      (In thousands, except share amounts)

                                                       December 31, 1998  March 31, 1998
                                                       -----------------  --------------
                                                          (unaudited)
          Assets
Current assets
  Cash and cash equivalents                                 $  1,376       $  6,217
  Short-term investments                                       3,359         14,022
  Accounts receivable, net of allowance for doubtful
   accounts of  $2,368 and $200 respectively                  12,815         10,173
  Inventories                                                 13,829         12,152
  Prepayments and other current assets                         3,658            746
                                                            --------       --------

         Total current assets                                 35,037         43,310

Equipment, net                                                 7,980          5,801
Investments                                                    1,250          1,000
Other assets                                                   1,384          1,214
Deferred tax asset                                                --            349
                                                            --------       --------

         Total assets                                       $ 45,651       $ 51,674
                                                            ========       ========

        Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                     $ 11,206       $  7,010
  Accrued salaries and commissions                               974          1,473
  Provision for warranty obligations                             366            245
  Income taxes payable                                            --            144
  Deferred revenue                                               483            362
  Deposits from customers                                        227            331
                                                            --------       --------

         Total current liabilities                            13,256          9,565

Other long term liabilities                                      175             --

Commitments                                                       --             --

Stockholders' equity
  Preferred stock ($.01 par value; 2,500,000 shares
   authorized, none issued and outstanding)                       --             --
  Common stock ($.01 par value; 25,000,000 shares
   authorized; 10,052,488 and 9,992,057 shares issued
   and outstanding)                                              100            100
  Additional paid-in capital                                  41,236         41,204
  Retained earnings                                           (9,116)           805
                                                            --------       --------
         Total stockholders' equity                           32,220         42,109

            Total liabilities and stockholders' equity      $ 45,651       $ 51,674
                                                            ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            Schick Technologies, Inc.
                      Consolidated Statement of Operations
                                   (unaudited)

                                                               Three months ended December 31,        Nine months ended December 31,
                                                               -------------------------------        ------------------------------
                                                                   1998               1997               1998                1997
                                                                 --------           --------           --------           --------
Revenue, net                                                     $ 17,090           $ 11,912           $ 43,179           $ 26,176
Cost of sales                                                      15,273              5,529             29,530             12,227
                                                                 --------           --------           --------           --------
           Gross profit                                             1,817              6,383             13,649             13,949

Operating expenses:
  Selling and marketing                                             5,457              2,903             14,216              6,787
  General and administrative                                        4,019              1,192              7,545              2,923
  Research and development                                            907              1,289              2,773              2,896
  Patent litigation settlement                                         --                 --                 --                600
                                                                 --------           --------           --------           --------
     Total operating expenses                                      10,383              5,384             24,534             13,206
                                                                 --------           --------           --------           --------

     Income (loss) from operations                                 (8,566)               999            (10,885)               743
                                                                 --------           --------           --------           --------


Other income (expense)
   Interest income                                                     46                360                469                858
   Interest expense                                                    --                (26)                --                (77)
                                                                 --------           --------           --------           --------
       Total other income (expense)                                    46                334                469                781
                                                                 --------           --------           --------           --------

     Income (loss) before income tax                               (8,520)             1,333            (10,416)             1,524
                                                                 --------           --------           --------           --------

Provision (benefit) for income taxes                                 (565)               108               (495)               (14)
                                                                 --------           --------           --------           --------

Net income (loss)                                                ($ 7,955)          $  1,225           ($ 9,921)          $  1,538
                                                                 ========           ========           ========           ========


Earnings (loss) per share                                        ($  0.80)          $   0.12           ($  0.99)          $   0.17
                                                                 ========           ========           ========           ========

Earnings (loss) per share -
   assuming dilution                                             ($  0.77)          $   0.12           ($  0.96)          $   0.16
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

                            Schick Technologies, Inc.
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                             Nine months ended December 31,
                                                             ------------------------------
                                                                    1998        1997
                                                                --------       --------
Net cash flows from operating activities:
Net income (loss)                                                 (9,921)      $  1,538
Adjustments to reconcile net loss to net cash  (used in)
  provided by operating activities
   Depreciation and amortization                                   1,284            570
   Stock and option grant compensation                                --             15
   Accrued interest on investments                                  (210)          (436)
   Non-cash interest expense                                                         --
Changes in assets and liabilities:
  Accounts receivable                                             (2,642)        (4,993)
  Inventories                                                     (1,677)        (6,128)
  Prepayments and other current assets                            (2,912)           (41)
  Other assets                                                      (273)           (73)
  Deferred income taxes                                              349           (434)
  Accounts payable and accrued expenses                            3,818          3,994
  Income taxes payable                                              (144)           420
  Deferred revenue                                                   121            189
  Deposits from customers                                           (103)            44
  Other liabilities                                                  174             --
  Accrued interest on notes payable                                   --           (102)
                                                                --------       --------
       Net cash (used in) provided by operating activities       (12,136)        (5,437)
                                                                --------       --------

Cash flows from investing activities:
  Investment in capitalized software                                (200)           (70)
  Purchases of available-for-sale investments                         --             --
  Purchases of held-to-maturity investments                      (10,561)       (15,518)
  Proceeds from maturities of held-to-maturity investments        21,435          1,444
  Business acquisition                                                --         (1,450)
  Purchase of minority interest in Photobit Corporation             (250)        (1,000)
  Capital expenditures                                            (3,161)        (2,816)
                                                                --------       --------
                     Net cash used in investing activities         7,263        (19,410)

Cash flows from financing activities:
  Net proceeds from issuance and sale of common stock                 --         33,608
  Net proceeds from issuance and sale of common stock and
   warrants                                                           32             --
  Proceeds from issuance of long-term notes                           --             --
  Repayment of notes payable                                          --         (1,513)
  Principal payments on capital lease obligations                     --           (109)
                                                                --------       --------
                 Net cash provided by financing activities            32         31,986

Net increase  in cash and cash equivalents                        (4,841)         7,139
Cash and cash equivalents at beginning of period                   6,217          1,710
                                                                --------       --------

Cash and cash  equivalents  at end of  period                   $  1,376       $  8,849
                                                                ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            Schick Technologies, Inc.
             Notes to Consolidated Financial Statements (unaudited)
               (in thousands, except share and per share amounts)
--------------------------------------------------------------------------------


1.   Basis of Presentation

     The consolidated financial statements of Schick Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q, and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 1998 included in the Company's Annual Report on Form 10-K and Amendment No. 1 thereto.

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the nine months ended December 31, 1998, are not necessarily indicative of the results to be expected for the full year ending March 31, 1999.

     The consolidated financial statements of the Company, at December 31, 1998, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

2.   Inventories

     Inventories at December 31, 1998 and March 31, 1998 are comprised of the following:

                                             December 31, 1998   March 31, 1998
                                             -----------------   --------------
     Raw .................................        $  4,849         $  7,108
     materials
     Work-in-process .....................           6,022            3,466
     Finished ............................           4,790            1,578
     goods
     Reserve for slow moving/obsolete ....          (1,832)              --
                                                  --------         --------
                                                                   ........
           Total inventories .............        $ 13,829         $ 12,152
                                                  ========         ========

3.   Prior Periods Adjustments

     The Company's previously reported results of operations for the three month period ended June 30, 1998 and the three and six months ended September 30, 1998 will be restated to reflect certain prior period adjustments. The effects of these adjustments to correct the accounting for revenue recognition, and reserves and allowances for returns and bad debts in the three months ended September 30 and June 30, 1998 are set forth in the following table.

                                                           Three months     Three months     Six months
                                                           ended June 30,  ended September ended September
                                                                1998          30, 1998        30, 1998
     Revenue                                                  $(1,559)       $   773         $  (786)

     Provision for sales returns                               (1,962)        (1,378)         (3,340)

     Cost of sales                                              1,068         (1,174)           (106)

     Provision for bad debt expense                              (346)           (98)           (444)

     Accrued expenses                                              44             (4)             40

     Net of tax effect                                            948             68           1,016
                                                              ---------------------------------------
                                                              $(1,807)       $(1,813)        $(3,620)
                                                              ---------------------------------------


     Beginning in the second quarter ended September 30, 1998 and accelerating in the third quarter ended December 31, 1998, product returns and unpaid accounts receivable increased significantly. The reasons for significant increases in bad debts and product returns are believed to be : (a) a change in sensor and computer hardware technology announced early in the first quarter of fiscal 1999; (b) initial problems in servicing and installing orders for new CDR(TM) systems; and (c) unsuccessful follow-up on accounts receivable. Resultant accounts receivable charge-offs and provisions for returns exceeded the respective accounting reserves and allowances for bad debts and product returns. Management has reanalyzed the basis for its previous estimates and determined that insufficient provisions had been made in the first and second quarters of fiscal 1999 and that additional provisions for bad debts and product returns are needed in the period ended December 31, 1998.

     The Company has analyzed these economic factors and current and prior rates of returns and bad debts and has revised its current and projected estimates for product returns and bad debts accordingly. Also, based primarily upon subsequent reevaluation of factors relating to certain sales to customers, revenues recognized in the first quarter ended June 30, 1998 in the amount of $1,559 were shifted to the second quarter and certain revenue recognized in the second quarter ended September 30, 1998, in the amount of $785, was eliminated.

     In response to the aforementioned market events, Management also reviewed the adequacy of the Company's reserve for inventory obsolescence, and inventory reserves have been increased by $ 1.8 million during the three months ended December 31, 1998.

     The previously reported results of operations for the three months ended June 30, 1998 and the three and six months ended September 30, 1998, as reported on Forms 10-Q with the Securities and Exchange Commission, will be amended to reflect the above prior period adjustments. The effects of such prior period adjustments on the Company's two previously reported quarters are set forth below.

------------------------------------------------------------------------------------------------------------------------------------
                                                      Three months ended         Three months ended            Six months ended
------------------------------------------------------------------------------------------------------------------------------------
                                                        June 30, 1998            September 30, 1998           September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                  As reported   As restated   As reported    As restated    As reported  As restated
------------------------------------------------------------------------------------------------------------------------------------
    Revenues, net                                  $ 15,980      $ 12,459       $ 14,236      $ 13,631       $ 30,216      $ 26,090
-----------------------------------------------------------------------------------------------------------------------------------
    Cost of sales                                     7,217         6,149          6,935         8,110         14,152        14,259
                                                   --------      --------       --------      --------       --------      --------
-----------------------------------------------------------------------------------------------------------------------------------
    Gross profit                                      8,763         6,310          7,301         5,521         16,064        11,831
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                          6,540         6,842          7,208         7,309         13,747        14,151
                                                   --------      --------       --------      --------       --------      --------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
    Income (loss) from operations                     2,223          (532)            93        (1,788)         2,317        (2,320)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
    Total other income (expense)                        243           243            180           180            422           423
                                                   --------      --------       --------      --------       --------      --------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
    Income (loss) before taxes                        2,466          (289)           273        (1,608)         2,739        (1,897)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
    Provision for (benefit from) income taxes           983            35            103            35          1,086            70
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                              $  1,483      $   (324)      $    170      $ (1,643)      $  1,653      $ (1,967)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
    Basic earnings (loss) per share                $   0.15      $  (0.03)      $   0.02      $  (0.16)      $   0.17      $  (0.20)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
    Diluted earnings (loss) per share              $   0.14      $  (0.03)      $   0.02      $  (0.16)      $   0.16      $  (0.19)
-----------------------------------------------------------------------------------------------------------------------------------

4.   Initial Public Offering

     In July 1997, the Company completed its initial public offering (the "IPO"), selling 2,012,500 shares of common stock at a price of $18.50 per share providing gross proceeds to the Company of $37,231 and net proceeds, after underwriting discounts and commissions and offering expenses payable by the Company, of $33,508.

5.   Patent Litigation Settlement

     In July 1997, in connection with the settlement of certain pending patent litigation involving a United States patent directed to a display for digital dental radiographs, the Company was granted a worldwide, non-exclusive fully paid license covering such patent in consideration for a payment by the Company of $600. The Company expensed the license fee in the quarter ended June 30, 1997.

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

     The computation of basic earnings per share and diluted earnings per share for the three- and nine-month periods ended December 31, 1998 and 1997 are as follows:

                                                       Three months ended December 31,   Nine months ended December 31,
                                                       -------------------------------   ------------------------------
                                                            1998             1997             1998             1997
                                                            ----             ----             ----             ----

     Net income available to common                          (7,955)     $     1,225           (9,921)     $     1,538
        stockholders
     Weighted average shares outstanding                 10,002,987        9,981,154        9,996,023        9,307,598
        for basic earnings per share
     Dilutive effect of stock options and warrants          278,291          438,183          340,972          301,534
                                                        -----------      -----------      -----------      -----------
     Weighted average shares outstanding
        for diluted earnings per share                   10,281,278       10,281,278       10,336,995        9,609,132

     Basic earnings per share                           ($     0.80)      $     0.12      ($     0.99)     $      0.17
                                                        ===========      ===========      ===========      ===========
     Diluted earnings per share                         ($     0.77)      $     0.12      ($     0.96)     $      0.16
                                                        ===========      ===========      ===========      ===========

7.   Investment in Photobit

     On July 14, 1998, the Company invested an additional $250 in Photobit Corporation, a developer of complementary metal-oxide semiconductor ("CMOS"), active-pixel ("APS") imaging technology. As of December 31, 1998 the Company's investment in Photobit Corporation amounts to $1,250. The Company is the exclusive licensee of the APS technology for medical applications and utilizes the technology in both its bone-mineral density assessment device and certain components of its computed dental x-ray imaging system.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "believes," "may," "will likely result," "estimates," "projects," "anticipates," "expects" or similar expressions and variations thereof are intended to identify such forward-looking statements. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include dependence on products, competition, the changing economic and competitive conditions in the medical and dental digital radiography markets, dependence on key personnel, dependence on distributors, ability to manage growth, fluctuation in results and seasonality, regulatory approvals, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, need for additional financing and further risks and uncertainties, including those detailed in Exhibit 99 to this Report and in the Company's other filings with the Securities and Exchange Commission.

General

The Company designs, develops and manufactures digital imaging systems and devices for the dental and medical markets. In the field of dentistry, the Company has developed, and currently manufactures and markets, an intra-oral digital radiography system. The Company has also developed a bone mineral density assessment device, which was introduced in December of 1997, to assist in the diagnosis of osteoporosis. The Company is also developing large-area radiographic imaging devices for digital mammography.

Results of Operations

Net revenue for the three months ended December 31, 1998 increased $5.2 million (44%) to $17.1 million from $11.9 million during the comparable period of fiscal 1998. Net revenue for the nine months ended December 31, 1998, increased $17.0 million (65%) to $43.2 million from $26.2 million during the comparable period of fiscal 1998. The revenue growth is due to increased sales of the Company's CDR(R) dental product and accuDEXA(TM) bone density assessment device. The accuDEXA was introduced during the third quarter of fiscal 1998, and did not contribute significantly to revenues until the first and second quarters of fiscal 1999.

Fiscal 1999 revenues were negatively affected by a rate of return for the Company's products shipped within the third fiscal quarter which was higher than the historical return rate for the Company's products, as well as returns for products shipped during the first and second quarters of fiscal 1999, which were returned in the second and third quarters. In addition, revenues were negatively affected by an increase in reserves for goods which may be returned in the future.

The following table depicts the effect of returns, upon the Company's net revenues in the third fiscal quarter of 1999.

                                     (In Millions)
        Gross Revenues:                                              $23.7
        Sales Returns and Allowances:                                $(6.6)
        ==================================================================
        Net Revenue:                                                 $17.1

Provisions for returns are comprised of actual returns and estimates for future returns.

On a net of returns basis, in the third quarter of fiscal 1999, accuDEXA represented approximately $2.6 million (15%) of the Company's sales and CDR represented approximately $14.5 million (85%) of the Company's sales.

The rate of returns in fiscal 1999 increased significantly over 1998. The increased return rate for CDR is believed to be attributable to several factors, including the following:

First, the Company experienced technical problems in transitioning its CDR product line from CCD sensors to APS sensors. Shipments of the Company's initial version of its new APS sensor for the CDR product, which were primarily delivered from April 1998 through August 1998, exhibited a high failure rate and other technical problems. The Company has provided for replacements of systems shipped during this period where practical and provided for anticipated returns for units which were not upgradeable. In September 1998, the Company began shipping a new version of the APS sensor which has addressed problems associated with the first version. Management anticipates that the aforementioned problem has been resolved and all returns associated therewith have been provided for.

The Company's single user CDR System requires minimal installation. Commencing in September 1998, the Company initiated a program in coordination with its computer supplier, in which the supplier installed all single-user CDR Systems. As a result of logistical problems in implementing this program, the supplier's installations experienced significant delays, which led to a higher than normal rate of return for single user systems shipped in this period. Starting in January 1999, the Company resumed its original method of CDR installation.

The Company also experienced a higher than normal rate of returns of accuDEXA units. The Company believes that these returns are due to several factors, including the following:

First, early shipments of accuDEXA experienced a higher than normal failure rate due to shipping damage, as well as humidity and temperature sensitivity of several components in the initial design. The Company has taken steps to address these problems and believes that failure rates have dropped significantly.

Second, the Company initiated a change in its sales policy which affected accuDEXA sales made from May 1998 through November 1998. During this time, the Company waived its customary 10% deposit charged to customers prior to shipment of goods. This sales policy had been used successfully by the Company in the past, without causing the rate of returns to escalate. In December 1998, the Company resumed its customary policy of charging 10% deposits.

Cost of sales for the three months ended December 31, 1998 increased $9.8 million (176%) to $15.3 million (89% of net revenue) from $5.5 million (46% of net revenue) for the comparable period of fiscal 1998. Cost of sales for the nine months ended December 31, 1998, increased $17.3 million (142%) to $29.5 million (68% of net revenues) from $12.2 million (47% of net revenues) during the comparable period of fiscal 1998.

Cost of sales was impacted by an increase in reserves for obsolete inventory, which was due primarily to changes in technology, including sensors, cameras and associated electronics, including the Company's phaseout of production of its CCD Sensors (as well as its first generation APS Sensors) in favor of its new APS Sensors. In addition, the Company moved forward with the development of a new intra-oral dental camera which, the Company believes, may ultimately replace the CDRCam(R) product which the Company currently sells. As a result, the Company took reserves against inventory associated with these products.

In general, cost of goods was increased by additional direct and indirect labor costs, increased warranty expenditures, increased material costs, increased royalty costs for certain goods and increased overhead. In January 1999, in an effort to streamline operations and reduce expenses, and as a result of more efficient manufacturing processes and a higher rate of outsourcing, the Company reduced its direct manufacturing labor force from 101 to 64 employees and relocated the operations of its wholly-owned subsidiary, Schick X-Ray Corp., from its facility in Roebling, New Jersey to the Company's headquarters in Long Island City, New York.

Selling & Marketing expenses for the three months ended December 31, 1998, increased $2.6 million (88%) to $5.5 million (32% of net revenue) from $2.9 million (24% of net revenue) for the comparable period of fiscal 1998. Selling and marketing expenses for the nine months ended December 31, 1998, increased $7.4 million (109%) to $14.2 million (33% of net revenue) from $6.8 million (26% of net revenue) during the comparable period of fiscal 1998. The increase was due to increases in direct selling expenses in the CDR and accuDEXA product lines. The Company continued to expand its sales forces during the third quarter of fiscal 1999, to a total of 125 at the end of the third quarter. In addition, expenses were affected by the cost of two major dental industry trade shows which occurred during the third quarter of fiscal 1999. In January 1999, the Company reduced the number of its direct salespersons to 98.

General and administrative expenses for the three months ended December 31, 1998, increased $2.8 million (237%) to $4.0 million (24% of net revenue) from $1.2 million (10% of net revenue) for the comparable period of fiscal 1998. General and administrative expenses for the nine months ended December 31, 1998, increased $4.6 million (158%) to $7.5 million (17% of net revenue) from $2.9 million (11% of net revenue) during the comparable period of fiscal 1998. General and administrative expenses included an increase of $1.2 million for reserves for doubtful accounts and $142 thousand in write offs for bad debts. The increase in reserves for doubtful accounts was partly offset by increases of $443 thousand in the reserves for the restated first and second quarters of fiscal 1999 due to reevaluation of collections information related to sales in the first and second quarter of fiscal 1999. General and administrative cost increases were also attributable to increased administrative expenditures.

Research and development expenses for the three months ended December 31, 1998, decreased $0.4 million (30%) to $0.9 million (5% of net revenue) from $1.3 million (11% of net revenue) for the comparable period of fiscal 1998. Research and development expenses for the nine months ended December 31, 1998, decreased $ 0.1 million (4%) to $2.8 million (6% of net revenue) from $2.9 million (11% of net revenue) for the comparable period of fiscal 1998. The decrease in costs for the three-month period ended December 31, 1998 primarily reflects lower spending on testing materials and services and the transfer of research and development employees to the quality control department.

Interest income decreased to $46 thousand in the three months ended December 31, 1998 from $449 thousand in the comparable period of fiscal 1998. Interest income for the nine months ended December 31, 1998 decreased to $469 thousand from $858 thousand for the comparable period of fiscal 1998. The decrease is attributable to lower cash balances and investments in short-term interest-bearing securities that were purchased with the proceeds of the Company's July 1997 Initial Public Offering (the "IPO"). Interest expense of $77 thousand for the six month period ended December 31,1997 was principally attributable to a loan from Merck & Co. Inc. that was repaid upon consummation of the IPO.

Liquidity and Capital Resources

Net proceeds from the July 1997 IPO were approximately $33.5 million. At December 31, 1998, the Company had $1.4 million in cash and cash equivalents, $3.4 million in short-term investments and $21.8 million in working capital compared to $6.2 million in cash and cash equivalents, $14.0 million in short-term investments and $33.7 million in working capital at March 31, 1998.

During the nine months ended December 31, 1998, cash used in operations was $12.1 million compared to $5.4 million used in operations during the comparable period of fiscal 1998. The increased cash used in operations is primarily attributable to increases in the Company's inventory and accounts receivable levels. Accounts receivable increased from $10.2 million at March 31, 1998 to $12.8 million at December 31, 1998 due to increases in sales volume. The increase in inventory of $1.6 million from $12.2 million at March 31, 1998 to $13.8 million at December 31, 1998 is primarily attributable to the unsold (or returned) CDR and accu DEXA units. The Company has made estimated tax payments and anticipates receiving a refund of approximately $1.7 million and expects a $600 thousand refund claim resulting from the net operating loss carryback generated in the current period.

The Company's capital expenditures during the nine-month period ended December 31, 1998 were in the amount of $3.2 million. Such expenditures included leasehold improvements, computers, and production equipment.

Management currently believes that existing capital resources, which have been diminished in fiscal 1999, will be adequate to meet its current cash requirements. However, there can be no assurance that such capital resources are adequate or that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements. The ability of the Company to satisfy its cash requirements is dependent in part on the Company's ability to collect its accounts receivable on a timely basis. There can be no assurance that the Company's collection efforts will be successful or, even if successful, that such collection will satisfy the Company's cash requirements. The Company is currently in discussions with various potential financing sources to obtain a line of credit for working capital requirements. There can be no assurance that a line of credit will be available to the Company on commercially reasonable terms, if at all. Failure to obtain a line of credit could materially adversely affect the Company's liquidity.

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

The Company `s Y2K Task Force is assessing the Company's potential for Year 2000 related problems on a continuing basis. The Y2K Task Force is evaluating the Company's information technology ("IT") and non-information technology systems. The Y2K Task Force program includes three phases: (1) an assessment phase to identify Year 2000 issues; (2) a modification phase to correct any area of the Company's business which is not Year 2000 compliant; and (3) a test phase to confirm that all systems work successfully. The Company's potential problems focus on three key areas of business operations: products and services provided to the Company by third-party vendors; systems used by the Company to run its business internally; and the Company's product line.

The potential impact of the Year 2000 issue depends heavily on the way in which the Year 2000 issue is addressed by vendors, service providers, utilities, governmental agencies and other entities with which the Company does business (collectively known as the "Vendors"). The Y2K Task Force mailed Y2K surveys to the Company's Vendors in December 1998 to determine if their operations and the products and services they provide are Year 2000 compliant. Responses to the Y2K surveys arrive daily and are helping the Company evaluate the extent to which it may be vulnerable to its Vendors' own Year 2000 issues. Where practicable, the Company will attempt to mitigate its risks with respect to Vendors which are not Year 2000 compliant and may, for example, seek alternative sources of supplies. However, Year 2000 related failures by Vendors remain a possibility and could have a material adverse impact on the Company's results of operations or financial condition.

The Company is currently in the process of evaluating the capabilities of its internal systems to process the Year 2000 correctly. The Company believes that most vendor-developed software which it utilizes in its internal operations will be made Year 2000 compliant before April 1999 through vendor-provided updates or replacements with other Year 2000 compliant hardware and software. If modifications or conversion to existing software or conversion to new software become necessary and modifications or conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

Additionally, the Company is testing its internally developed software and hardware which are included in the products sold to customers. Such assessments are expected to be completed by April 1999.

COSTS

The total costs associated with required modifications to become Year 2000 compliant are not expected to be material to the Company's financial position. Current estimated costs for the Y2K Task Force program are approximately $250,000; however, such costs are subject to change as a result of ongoing evaluation of the extent of the Year 2000 problem at the Company and its suppliers and affiliates. As of the current date, costs incurred in connection with the Y2K Task Force program have been immaterial.

RISKS

The Company is developing specific contingency plans in the event that the Company's Year 2000 issues are not resolved prior to the time that any system failures or interruptions in day-to-day business operations could occur. The contingency plans are evolving as Year 2000 assessment progresses.


There can be no assurances that the Year 2000 compliance activities performed by the Company will adequately identify and test all of the Company's critical internal and external systems to ensure Year 2000 compliance. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties with whom the Company relies on, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company's results of operations but the Company believes that, with the completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

     Nine shareholder complaints purporting to be class action lawsuits were filed with the United States District Court for the Eastern District of New York alleging that the Company and several of its current and former directors and officers violated sections 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated by the Commission thereunder, and Section 20(a) of the Exchange Act. Named as defendants in one or more of the complaints are the Company, David B. Schick, Thomas E. Rutenberg, Mark Bane, Euval Barrekette, Fred Levine, Daniel Neugroschl, Zvi N. Raskin, Howard Wasserman and David Spector.

     The complaints allege that defendants issued false and misleading statements concerning the Company's publicly reported earnings. The complaints seek certification of a class of persons who purchased the Company's Common Stock between February 4, 1998 and December 10, 1998, inclusive (the "Class Period") and do not specify the amount of damages sought. No responsive pleading has been filed and no discovery has been taken. The Company has retained counsel, believes that these lawsuits are without merit, and intends to vigorously defend them. As these actions are in their preliminary stages, the Company is unable to predict the ultimate outcome of these claims. The outcome, if unfavorable, could have a material adverse effect on the Company. See Exhibit 99 to this Report - "Cautionary Statement."

Item 2. Changes in Securities and Use of Proceeds

(c) During the quarter ended December 31, 1998, existing warrant holders surrendered an aggregate of 142,520 warrants exercisable at $7.86 per share in cashless exercises to purchase an aggregate of 44,364 shares of Common Stock and an aggregate of 58,240 warrants exercisable at $8.21 per share in cashless exercises to purchase an aggregate of 15,558 shares of Common Stock. Such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

The aggregate net proceeds received by the Company from the Offering and as a result of the exercise of the Underwriters' Option, after deducting underwriting fees, commissions and expenses were $33.5 million. During the period of July 1, 1997 through December 31, 1998, such net proceeds have been applied as follows:
(i) $1.4 million for leasehold improvements; (ii) $5.9 million for property, plant, and equipment; (iii) $1.5 million to purchase certain assets of Keystone Dental X-Ray Corp.; (iv) $1.3 million to purchase an interest in Photobit, Inc.;
(v) $1.5 million to pay the notes payable and the interest thereon to Merck & Co., Inc.; (vi) $3.0 million to short term investments; (vii) $0.4 million to money market investments; and (viii) the remaining $21.3 million was used for working capital purposes. None of the net proceeds were paid, directly or indirectly, to directors, officers, controlling stockholders, or affiliates of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27) Financial Data Schedule (Filed in electronic format only)

     (99) Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

                            SCHICK TECHNOLOGIES, INC.
                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SCHICK TECHNOLOGIES, INC.


Date:  February 22, 1999                    By:   /S/ David B. Schick
                                                  ------------------------------
                                                  David B. Schick
                                                  President and
                                                  Chief Executive Officer



                                            By:   /S/ Thomas E. Rutenberg
                                                  ------------------------------
                                                  Thomas E. Rutenberg
                                                  Director of Finance
                                                  (Principal Financial Officer)