Form 10-K
period 1999-03-31
SCHICK TECHNOLOGIES INC
filed 2000-03-21
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                                   (Mark One)

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

                                       OR

{_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from ______________to______________

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

                                 Yes | | No |X|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                   ----------

     The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 7, 2000 was approximately $ 18,220,731. Such aggregate market value is computed by reference to the average of the closing bid and asked prices of the Common Stock on such date.

    As of March 7, 2000, the number of shares outstanding of the Registrant's
             Common Stock, par value $.01 per share, was 10,136,113

                       DOCUMENT INCORPORATED BY REFERENCE

                                      NONE

                                Table of Contents

Item of Form 10-K                                                                                Page
------------------------------------------------------------------------------------------------------
Part I

         Item 1.    Business                                                                        1

         Item 2.    Properties                                                                     12

         Item 3.    Legal Proceedings                                                              12

         Item 4.    Submission of Matters to a Vote of Security Holders                            14

Part II

         Item 5.    Market for the Registrant's Common Equity and Related
                    Stockholder Matters                                                            14

         Item 6.    Selected Financial Data                                                        16

         Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                            16

         Item 7A.   Quantitative and Qualitative  Disclosures About Market Risk                    23

         Item 8.    Financial Statements and Supplementary Data                                    23

         Item 9.    Changes in and Disagreements with Accountants
                    On Accounting and Financial Disclosure                                         23

Part III

         Item 10.   Directors and Executive Officers of the Registrant                             23

         Item 11.   Executive Compensation                                                         27

         Item 12.   Security Ownership of Certain Beneficial Owners And Management                 31

         Item 13.   Certain Relationships and Related Transactions                                 33

Part IV

         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                F-1


                                     PART I

ITEM 1.  BUSINESS

     Schick Technologies, Inc. (the "Company") designs, develops and manufactures innovative digital radiographic imaging systems and devices for the dental and medical markets. The Company's products, which are based on proprietary digital imaging technologies, create instant high resolution radiographs with reduced levels of radiation.

     In the field of dentistry, the Company's CDR(R) computed dental radiography imaging system was introduced in March 1994 and has become a leading product in its field. The CDR system uses an intra-oral sensor to produce instant, full size, high resolution dental x-ray images on a color computer monitor without film or the need for chemical development, while reducing the radiation dose by up to 80% or more as compared with that required for conventional x-ray film. The Company also manufactures and sells the CDRCam(R) 2000, an intra-oral camera which fully integrates with the CDR system, and the CDRPan(TM), a digital panoramic imaging device. The Company is also developing other products and devices for the dental field in addition to newer versions of its current products.

     In the field of medical radiography, the Company manufactures and sells the accuDEXA(R) bone densitometer, a low-cost and easy-to-operate device for the assessment of bone mineral density and fracture risk. Additionally, the Company is developing a digital mammography device which, it believes, will offer high quality diagnostic capability at a reasonable cost, and has commenced development of a general digital radiography device for intended use in various applications, including mobile medicine, orthopedics, podiatry, veterinary medicine and industrial non-destructive testing.

     The Company's core products are based primarily on its proprietary active-pixel sensor ("APS") imaging technology. In addition, certain of the Company's products are based upon its proprietary enhanced charged coupled device ("CCD") imaging technology. APS allows the fabrication of large-area imaging devices with high resolution at a fraction of the cost of traditional technologies. APS technology was originally developed by the California Institute of Technology and licensed to Photobit Corporation; it is sublicensed to the Company for a broad range of health care applications.

     The Company's objective is to be the leading provider of high resolution, low-cost digital radiography products. The Company plans to leverage its technological advantage in the digital imaging field to penetrate a broad range of diagnostic imaging markets. The Company believes that its proprietary technologies and expertise in electronics, imaging software and advanced packaging may enable it to compete successfully in these markets. Key elements of the Company's strategy include (i) expanding market leadership in dental digital radiography through expanded sales channels, further product enhancements, and increased marketing activities; (ii) broadening the marketing of accuDEXA(R) to the medical market through a combination of direct sales and other distribution channels; (iii) introducing new products based on patented and proprietary APS technology for digital mammography and other medical and industrial applications; and (iv) enhancing international distribution channels for existing and new products.

     The Company's business was founded in 1992 and it was incorporated in Delaware in 1997. On July 7, 1997, the Company completed an initial public offering of its Common Stock. Proceeds to the Company after expenses of the offering were approximately $33,508,000.

     On December 27, 1999, the Company established a strategic relationship with Greystone Funding Corporation ("Greystone") and entered into a Loan Agreement with Greystone which provides for the establishment of a credit facility for the Company in an amount of up to $7.5 million. In connection with this Agreement, as amended and restated on March 17, 2000, Greystone designees were appointed to the Company's Board of Directors and key executive management positions. The Company believes that the Greystone line of credit will be used to provide it with working capital and help facilitate future growth. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's offices are located at 31-00 47th Avenue, Long Island City, New York 11101. The Company's
telephone   number   is   (718)   937-5765,   and  its  web  site   address   is
http://www.schicktech.com.

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

     Film, however, has certain inherent limitations, including the time, operating expense, inconvenience and uncertainty associated with film processing, as well as the cost of disposal of waste chemicals and the need for compliance with environmental regulations. Furthermore, the radiation dosage levels required to assure adequate image quality in conventional film raise concerns regarding the health risks associated with exposure to radiation. Also, conventional film images cannot be electronically retrieved from patient records or electronically transmitted to health care providers or insurance carriers at remote locations, a capability which has become increasingly important in today's managed care environment. While x-ray scanning systems convert x-rays into digital form, they add to the substantial time and expense associated with the use of conventional film and do not eliminate the drawbacks of film processing.

     Digital radiography products have been developed to overcome the limitations of conventional film. These systems replace the conventional film cassette with an electronic receptor which directly converts the incident x-rays to digital images. The first system to employ certain aspects of this technique was Computed Radiography(TM) ("CR"), a "near real time" system, in which a laser scanner reads the x-ray image from a specially designed cassette. While CR allows the images to be electronically displayed and stored, it does not achieve instant results, and employs a large, costly scanning system. Other technologies which allow for instant acquisition of digital x-rays have been developed, including CCD arrays and amorphous silicon panels, neither of which is well suited for imaging large areas due, respectively, to high cost and limited resolution.

     Dentists, who typically perform their own radiology work, represent the single largest group of radiologists in the world and the dental industry is, in terms of unit volume, the largest consumer of radiographic products and equipment.

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

     The Company believes that Dentists have a particularly strong motivation to adopt digital radiography. Radiographic examinations are an integral part of routine dental checkups and the dentist is directly involved in the film development process. The use of digital radiography eliminates delays in film processing, thus increasing the dentist's potential revenue stream and efficiency, and reduces overhead expenses. The use of digital radiography also allows dentists to more effectively communicate diagnosis and treatment plans to patients, which the Company believes has the potential to increase the rate of patients' treatment acceptance and resulting revenues. Finally, the dosage required to produce an intra-oral dental x-ray, which is high when compared with other medical radiographs, can be reduced by up to 80% or more through the use of digital radiography.

     The Company's principal revenue-generating product is its CDR(R) computed dental radiography imaging system.

The Company's CDR(R) system is easy to operate and can be used with any dental x-ray generator. To produce a digital x-ray image using CDR(R), the dentist selects an intra-oral sensor of suitable size and places it in the patient's mouth. The sensor converts the x-rays into a digital image that is displayed on the computer monitor within five seconds and automatically stored as part of the patient's clinical records. CDR(R) system software allows the dentist to perform a variety of advanced diagnostic operations on the image. The sensor can then be repositioned for the next x-ray. As the x-ray dose is significantly lower than that required for conventional x-ray film, concern over the potential health risk posed by multiple x-rays is greatly diminished. The process is easy and intuitive, enabling nearly any member of the dental staff to operate the CDR(R) system with minimal training.

     The Company manufactures digital sensors in three sizes which correspond to the three standard size conventional x-ray films. Size 0 measures 31 x 22 x 5mm and is designed for pediatric use; size 1 measures 37 x 24 x 5mm and is designed for taking anterior dental images; and size 2 measures 43 x 30 x 5mm and is designed to take bitewing images. All of the Company's CDR(R) sensors can be sterilized using cold solutions or gas. The typical CDR(R) configuration includes a computer, display monitor and size 2 digital sensor. Since mid-1998, the computers sold by the company as a component part of the CDR(R) system have been manufactured exclusively by Dell Computer Corporation, pursuant to an agreement between the Company and Dell.

     The Company began selling its intra-oral camera, the CDRCam(R), in early 1997 and introduced the CDRCam(R) 2000, a redesigned version of the product, in November 1999. CDRCam(R) fully integrates with the CDR(R) system to provide color video images of the structures of the mouth. Since their introduction in 1991, intra-oral cameras have become widely accepted as a dental communication and presentation tool. CDRCam(R) is "ETL Listed." ETL is a North American Safety Mark indicating compliance with safety standard UL-2601-1.

     In March, 1999, the Company commenced the sale of its digital panoramic imaging device, the CDRPan(TM). This device, which is designed to be retrofitted into conventional panoramic dental x-ray machines, replaces film with electronic sensors and a computer. This obviates the need for film and provides instantaneous images, thus offering substantial savings in terms of time and costs. Additionally, the CDRPan easily integrates with practice management and other computer software applications.

     Bone Mineral Density / Fracture Risk Assessment

     Assessment of bone mineral density ("BMD") is an essential component in the diagnosis and monitoring of osteoporosis. Osteoporosis is a disease that causes progressive loss of bone mass which, in serious cases, may result in bone fractures and even death. Osteoporosis can develop over the course of many years without apparent symptoms, until bone is sufficiently degenerated and fractures occur. The National Osteoporosis Foundation has estimated that approximately 200 million people suffer from the disease worldwide, which affects one out of three postmenopausal women and one out of ten men over the age of 70. In the United States, an estimated 28 million people suffer from the disease or have low bone mass, placing them at increased risk for osteoporosis. The total estimated health care cost of osteoporosis in the United States, including indirect costs, is approximately $14 billion annually.

     Until recently, osteoporosis was considered neither treatable nor preventable. Because effective treatments are now available and because osteoporosis may be preventable if detected in its early stages, the demand for BMD diagnostic equipment has significantly increased. Because of the large population segment which could benefit from BMD testing, the Company believes that there is a need for a practical, instant, cost effective, precise, compact and easy-to-use BMD testing device for the primary care physician. Primary care physicians consist of internal medicine, family, geriatric and OB/GYN practices. These practices represent approximately 172,000 potential testing sites in the United States alone. Traditional BMD assessment devices have been large, costly and difficult to operate, and are mainly found in large hospitals and diagnostic imaging centers. It is estimated that in 1999, there were approximately 6,000 such BMD assessment devices in use in the United States.

     The Company has developed an innovative BMD assessment device to assist doctors in the diagnosis of low bone density and prediction of fracture risk. This low-cost and highly precise diagnostic tool, which is marketed under the trade name accuDEXA(R), assesses BMD more quickly, accurately and easily than any comparable product currently on the market, while using a minimal radiation dosage. It is a point-of-treatment tool, designed for use by primary care physicians as an integral part of a patient's regular physical examination. In December 1997, the Company received clearance from the United States Food and Drug Administration ("FDA") for the general use and marketing of the accuDEXA(R) as a BMD assessment device; in June, 1998, the FDA granted the Company additional clearance for its marketing of the accuDEXA(R) as a predictor of fracture risk.

     Based on APS technology, accuDEXA(R) is a small self-contained unit capable of instantly assessing the BMD of a specific portion of the patient's hand, a relative indicator of BMD elsewhere in the body. This device is the first BMD assessment instrument that is virtually automatic, requiring little operator intervention, calibration or interfacing other than the entry of relevant patient data into a built-in touch sensitive LCD screen. The device requires no external x-ray generator or computer and it exposes the patient to less than 1% of the radiation of a single conventional chest x-ray. To perform a test using the accuDEXA(R), the patient places his or her hand into a positioner and, upon activation by the operator, the device automatically emits two low-dosage x-ray pulses. The patient's bone density and fracture risk information is displayed on the screen in less than 30 seconds. The accuDEXA(R) is "ETL Listed." ETL is a North American Safety Mark indicating compliance with safety standard UL-2601-1.

     Mammography

     Breast cancer is the leading cause of cancer death among women in the United States between the ages of 40 and 55, and the second leading cause of cancer death among all women in the United States. According to the American Cancer Society, approximately 180,200 new cases of breast cancer were diagnosed and approximately 43,900 women died from the disease between 1997 and 1998. The annual cost of breast cancer screening and diagnosis in the United States alone is estimated at $6 billion. Successful treatment of breast cancer depends in large part on the early detection of malignant lesions in the breast. According to the National Cancer Institute, the five year survival rate decreases from more than 90% to 72% after the cancer has spread to the lymph nodes, and to 18% after it has spread to other organs such as the lungs, liver or brain.

     Mammography techniques have not changed significantly over the past 20 years, although slight improvements have been made in x-ray film quality. A major drawback of current mammography systems is their limited ability to image dense breast tissue, typically found in women under the age of 50, resulting in an unduly high rate of `false positive' test results and the concomitant consequences: unwarranted surgical biopsies, significant cost and great anxiety and concern to the patient. According to the American Cancer Society, women under age 50 experience significant incidence of breast cancer, with 23% of breast cancer cases detected in women under age 50.

     Another limitation of conventional mammography is the time and cost required to develop the film. Time is particularly problematic in the case of stereotactic needle biopsies, in which a hollow needle is inserted into the breast to obtain a tissue sample of a suspected lesion. Multiple mammograms must be obtained during the procedure in order to properly position the needle. According to the National Center for Health Statistics' November 1998 report, in 1997-1998, approximately 324,000 breast biopsies were performed in the United States, of which up to 208,000 were stereotactic needle biopsies.

     Digital mammography offers significant advantages over current film-based systems, yielding higher contrast, improved resolution and lower radiation dosage. Digital mammography may be especially useful in screening women under the age of 50 because of its enhanced ability to image the denser breast tissue typically found in younger women. Clinical testing has shown that digital mammography, as compared with non-digital devices, can increase accurate diagnosis by 20%. Digital mammography also provides instant images allowing for real time stereotactic needle biopsies.

     In January 2000, General Electric Company received clearance from the FDA to market the first screening digital mammography system. Three other manufacturers, Trex Medical Corporation, Fuji Medical Systems and Fischer Imaging Corporation, are preparing clinical trials for digital devices. The Company believes that the price range for these devices will likely exceed $250,000.

     According to the 13th Edition of Medical & Healthcare Marketplace Guide, as of 1998 there were approximately 14,000 screening mammography machines in the United States located in approximately 9,500 facilities and the

Company believes that there were approximately 15,000 additional screening mammography machines in other major health care markets. The market for mammography machines is driven by increased awareness of breast cancer risk, the emphasis on early detection, the growing number of stereotactic needle biopsies and the advancement of digital technology.

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

     The Company's proprietary technology allows the fabrication of high resolution, large-area devices at low cost. The Company has manufactured a prototype of an 10" x 6" sensor and currently plans to commence clinical trials this year. The Company has not yet filed for FDA clearance of this device. There can be no assurance that the Company will file for such clearance or that the FDA will grant such clearance. See "Government Regulation."

     General Digital Radiography

     The Company is also developing a mobile 8"x 10" digital radiography system for various applications. This unit is targeted primarily for peripheral x-ray images, such as orthopedic and podiatric. The unit is also suitable for veterinary and non-destructive testing applications. Management believes that the unit will be available for sale by mid-2001, pending clearance by the FDA. There can be no assurance that the Company will file for such clearance or that the FDA will grant such clearance. See "Government Regulation."

     Schick X-Ray Corporation

     On September 24, 1997, the Company completed the acquisition of certain assets of Keystone Dental X-Ray, Inc., a manufacturer of x-ray equipment for the medical and dental radiology field, for $1.5 million in cash. The acquired assets were integrated into the Company's former subsidiary, Schick X-Ray Corporation ("Schick X-Ray"). In August 1999, Schick X-Ray was dissolved and its operations absorbed by the Company.

MANUFACTURING

     The Company's products are manufactured at its facility in Long Island City, New York, which includes a 2,300 square foot controlled environment sensor production facility. This facility is subject to periodic inspection by the FDA. The Company has invested in automated and semi-automated equipment for the fabrication and machining of parts and assemblies incorporated in its products. The Company's quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through in-process and final inspection and conforms to the guidelines of the International Quality Standard, ISO 9001. In August 1998, the Company was granted ISO 9001 certification.

     The Company manufactures most of its custom components itself in order to minimize dependence on suppliers, for quality control purposes and to help maintain process propriety. While the Company does procure certain components from outside sources which, are sole suppliers, it believes that those components could be obtained from additional sources without substantial difficulty, although the need to change suppliers or to alternate between suppliers might cause significant delays in delivery or significantly increase the Company's costs. The Company procures its APS and CCD semiconductor wafers, a significant component of its products, each from a single supplier. Extended interruptions of this supply could have a material adverse effect on the Company's ability to produce its products and its results of operations. The Company's manufacturing processes are, for the most part, vertically integrated, although selective outsourcing is employed to take advantage of economies of scale at outside manufacturing facilities and to alleviate manufacturing bottlenecks. Certain components used in existing products of the Company, as well as products under development, may be purchased from single sources.

DEPENDENCE ON CUSTOMERS

     During fiscal 1999, a single customer, Henry Schein, Inc., accounted for annual sales by the Company of $7.2 million, or 15.8% of annual sales. During fiscal 1998 and 1997, no single customer accounted for more than ten percent of the Company's annual sales. During fiscal 1999, 1998 and 1997, respectively, sales of approximately, $6.0 million, $7.1 million and $3.9 million were made to foreign customers.

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

     The Company seeks to protect its intellectual property through a combination of patent, trademark and trade secret protection. The Company's future success will depend in part on its ability to obtain and enforce patents for its products and processes, preserve its trade secrets and operate without infringing the proprietary rights of others.

     Patents

     The Company has an active corporate patent program, the goal of which is to secure patent protection for its technology. The Company currently has issued United States patents for an `Intra-Oral Sensor For Computer Aided Radiography,' U.S. Patent No. 5,434,418, which expires on October 16, 2012, a `Large Area Image Detector,' U.S. Patent No. 5,834,782, which expires on November 20, 2016, a `Method and Apparatus for Measuring Bone Density,' U.S. Patent No. 5,582,647, which expires on September 24, 2017, an 'Apparatus for Measuring Bone Density Using Active Pixel Sensors,' U.S. Patent No. 5,898,753, which expires on June 6, 2017, a 'Dental Imaging System with Lamps and Method,' U.S. Patent No. 5,908,294, which expires on June 12, 2017, an 'X-ray Detection System Using Active Pixel Sensors,' U.S. Patent No. 5,912,942, which expires on June 6, 2017, a `Dental Imaging System with White Balance Compensation,' U.S. Patent No. 6,002,424, which expires on June 12, 2017, and `Dental Radiography Using an Intraoral Linear Array Sensor,' U.S. Patent No. 5,995,583, which expires on November 30, 2019. In addition, the Company is the licensee of U.S. Patent No. 5,179,579, for a 'Radiograph display system with anatomical icon for selecting digitized stored images,' under a worldwide, non-exclusive, fully paid license. The Company also has two additional patent applications currently pending before the United States Patent and Trademark Office.

     The Company is the exclusive sub-licensee for use in medical radiography applications of certain patents, patent applications and other know-how related to complementary metal oxide semiconductor ("CMOS") active pixel sensor technology (collectively, the "APS Technology"), which was developed by the California Institute of Technology and licensed to Photobit Corp. from which the Company obtained its sub-license. The Company's exclusive rights to such technology are subject to government rights to use, noncommercial educational and research rights to use by California Institute of Technology and the Jet Propulsion Laboratory, and the right of a third party to obtain a nonexclusive license from the California Institute of Technology with respect to such technology. The Company believes that, as of the date of this filing, except for such third party's exercise of its right to obtain a nonexclusive license to use APS Technology in a field other than medical radiography, none of the foregoing parties have given notice of their exercise of any of their respective rights to the APS Technology. There can be no assurance that this will continue to be the case, and any such exercise could have a material adverse effect on the Company. Additionally, the agreement between the Company and Photobit Corp. requires, among other things, that the Company use all commercially reasonable efforts to timely introduce, improve and market and distribute licensed products. There can be no assurance that the Company will comply with its obligations under its agreement with Photobit Corp., any such failure to comply could have a material adverse effect on the Company.

     Trademarks

     The Company has been issued PTO trademarks by the United States Patent and Trademark Office for the marks (i) "CDR" for its digital dental radiography product; (ii) "CDRCam" (both textual and stylized) for its intra-oral camera
(iii) "QuickZoom" (both textual and stylized) for a viewing feature in its digital dental radiography product; and (iv) "accuDEXA" for its BMD assessment product. The Company has three additional trademark applications pending before the PTO.

     Trade Secrets

     In addition to patent protection, the Company owns trade secrets and proprietary know-how which it seeks to protect, in part, through appropriate Non-Disclosure, Non-Solicitation, Non-Competition and Inventions Agreements, and, to a limited degree, employment agreements, with appropriate individuals, including employees, consultants, vendors and independent contractors. These agreements generally provide that all confidential information developed by or made known to the individual by the Company during the course of the individual's relationship with the Company is the property of the Company, and is to be kept confidential and not disclosed to third parties, except in specific limited circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. However, there can be no assurances that these agreements will not be breached, that the Company would have adequate remedies available for any breach or that the Company's trade secrets will not otherwise become known to, or independently developed by, its competitors.

GOVERNMENT REGULATION

     Products that the Company is currently developing or may develop in the future are likely to require certain forms of governmental clearance, including marketing clearance by the United States Food and Drug Administration (the "FDA"). The FDA review process typically requires extended proceedings pertaining to product safety and efficacy. The Company believes that its future success will depend to a large degree upon commercial sales of improved versions of its current products and sales of new products; the Company will not be able to market such products in the United States without FDA marketing clearance. There can be no assurance that any products developed by the Company in the future will be given clearance by applicable governmental authorities or that additional regulations will not be adopted or current regulations amended in such a manner as to adversely affect the Company.

     Pursuant to the Federal Food, Drug and Cosmetic Act, as amended (the "FD&C Act"), the FDA classifies medical devices intended for human use into three classes: Class I, Class II, and Class III. In general, Class I devices are products for which the FDA determines that safety and effectiveness can be reasonably assured by general controls under the FD&C Act relating to such matters as adulteration, misbranding, registration, notification, records and reports. The CDRCam(R) is a Class I device.

     Class II devices are products for which the FDA determines that general controls are insufficient to provide a reasonable assurance of safety and effectiveness, and that require special controls such as promulgation of performance standards, post-market surveillance, patient registries or such other actions as the FDA deems necessary. The CDR(R) system, CDRPan(TM) and accuDEXA(R) have been classified as Class II devices.

     Class III devices are devices for which the FDA has insufficient information to conclude that either general controls or special controls would be sufficient to assure safety and effectiveness, and which are life-supporting, life-sustaining, of substantial importance in preventing impairment of human health, or present a potential unreasonable risk of illness or injury. Devices in this case require pre-market approval, as described below. None of the Company's existing products are in the Class III category.

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

     Marketing may commence once the FDA issues a clearance letter finding such substantial equivalence. According to FDA regulations, the agency has 90 days in which to respond to a 510(k) notification. There can be no assurance, however, that the FDA will provide a timely response, or that it will reach a finding of substantial equivalence.

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

     In February 1994, the FDA cleared the Company's 510(k) application for general use and marketing of the CDR(R) system. In November 1996, the FDA cleared the Company's 510(k) application for general use and marketing of the CDRCam(R). In December 1997, the FDA cleared the Company's 510(k) application for general use and marketing of accuDEXA(R). On June 4, 1998, the FDA granted the Company additional clearance to market accuDEXA(R) as a predictor of fracture risk. In December 1998, the FDA cleared the Company's 510(k)
application for CDRPan(TM). The Company has not yet submitted a 510(k) application for digital mammography sensors. There can be no assurance that the Company will submit such application or that it will obtain FDA clearance for such products.

     In addition to the requirements described above, the FD&C Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices which they distribute commercially. The FD&C Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing, and quality control activities. The FDA's Medical Device Reporting regulation subjects medical devices to post-market reporting requirements for death or serious injury, and for certain malfunctions that would be likely to cause or contribute to a death or serious injury if malfunction were to recur. In addition, the FDA prohibits a device which has received marketing clearance from being marketed for applications for which marketing clearance has not been obtained. Furthermore, the FDA generally requires that medical devices not cleared for marketing in the United States receive FDA marketing clearance before they are exported, unless an export certification has been granted.

     The Company must obtain certain approvals by and marketing clearances from governmental authorities, including the FDA and similar health authorities in foreign countries, to market and sell its products in those countries. The FDA regulates the marketing, manufacturing, labeling, packaging, advertising, sale and distribution of "medical devices," as do various foreign authorities in their respective jurisdictions. The FDA enforces additional regulations regarding the safety of equipment utilizing x-rays. Various states also impose similar regulations.

     The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products. A 510(k) application is required in order to market a new or modified medical device. If specifically required by the FDA, a pre-market approval ("PMA") may be necessary. Such proceedings, which must be completed prior to marketing a new medical device, are potentially expensive and time consuming. They may delay or hinder a product's timely entry into the marketplace. Moreover, there can be no assurance that the review or approval process for these products by the FDA or any other applicable governmental authorities will occur in a timely fashion, if at all, or that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect the Company. The FDA also regulates the content of advertising and marketing materials relating to medical devices. Failure to comply with such regulations may result in a delay in obtaining approval for the marketing of such products or the withdrawal of such approval if previously obtained.

     The Company is currently developing new products for the dental and medical markets. The Company expects to file 510(k) applications with the FDA in connection with the digital mammography sensors currently under development by the Company, and other future products, including its general digital radiography sensors. There can be no assurance that the Company will file such 510(k) applications and/or will obtain pre-market clearance for the digital mammography sensors or any other future products, or that in order to obtain 510(k) clearance, the Company will not be required to submit additional data or meet additional FDA requirements that may substantially delay the

510(k) process and result in substantial additional expense. Moreover, such pre-market clearance, if obtained, may be subject to conditions on the marketing or manufacturing of the digital mammography sensors which could impede the Company's ability to manufacture and/or market the product. There can be no assurance that the digital mammography or general digital radiography sensors or any other products which may be developed by the Company will be approved by or receive marketing clearance from applicable governmental authorities. If the Company is unable to obtain regulatory approval for and market new products and enhancements to existing products, it will have a material adverse effect on the Company.

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

     Distribution of the Company's products in countries other than the United States may be subject to regulations in those countries. These regulations vary significantly from country to country; the Company typically relies on its independent distributors in such foreign countries to obtain the requisite regulatory approvals. The Company has obtained the "CE mark," necessary for the marketing of its products in the member countries of the European Union. The CE mark is a European Union symbol of adherence to quality assurance standards and compliance with the European Union's Medical Device Directives. The Company has developed and implemented a quality assurance program in accordance with the guidelines of the International Quality Standard, ISO 9001. In August of 1998, the Company was granted ISO 9001 certification. The Company's current products also have been awarded the "ETL" and "CSA" marks. These are North American safety marks which indicate compliance with U.L. Standard 2601.

PRODUCT LIABILITY INSURANCE

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

RESEARCH AND DEVELOPMENT

     During fiscal 1999, 1998 and 1997, research and development expenses were $4.4 million, $3.9 million and $1.4 million, respectively.

BACKLOG

     The backlog of orders was approximately $2.1 million and $.7 million at March 8, 2000 and March 8, 1999, respectively. Such figures include approximately $741,000 and $269,000 of orders on hold pending credit approval at March 8, 2000 and March 8, 1999, respectively. Orders included in backlog may generally be cancelled or rescheduled by customers without significant penalty.

EMPLOYEES

     As of March 1, 2000, the Company had 185 full-time employees, engaged in the following capacities: sales and marketing (45); general and administrative
(32); operations (89); and research and development (19). The Company believes that its relations with its employees are good. No Company employees are represented by a labor union or are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages due to labor disputes.

SALES AND MARKETING

     Dental Products

     In the United States, the Company markets and sells its products through a direct sales and third-party distribution system.

     The direct sales system incorporates dental trade shows and professional seminars, advertisements in dental periodicals, journals and other publications, direct mail and product announcements. The Company employs approximately 33 direct sales representatives who are located throughout the United States and are organized into territories. A sales and marketing support staff of approximately 10 individuals, based at the Company's offices in New York, supports the direct sales force by planning events and developing promotional and marketing materials. In addition, the Company has an in-house sales program which focuses on universities and continuing education programs. As of March 1, 2000, CDR(R) had been sold to 47 of the 55 dental schools in the United States. The Company also employs a government sales program to sell directly to the Armed Services, Veterans Administration hospitals, United States Public Health Service and other government-sponsored health institutions.

     During fiscal 1999, the Company broadened its sales strategy by negotiating distribution agreements, both domestically and internationally. In the international market, the Company sells the CDR(R) system via independent regional distributors. There are currently approximately 59 independent CDR(R) dealers, covering over 70 countries. A dedicated in-house staff provides the foreign distributors with materials, technical assistance and training, both in New York and abroad.

     In addition the Company's dental products are currently marketed and sold domestically through a group of approximately 24 independent dealers. These sales constitute approximately 40% of the Company's total domestic sales of dental products. Henry Schein, Inc.'s subsidiary, Sullivan-Schein Dental Corp., sells the CDR(R) system abroad under its own trade name, "easyray(TM),". The Company's goal is to utilize its leading position in the industry, secure as many productive sales channels as possible and to rapidly penetrate additional segments of the international market.

     BMD / Fracture Risk Assessment

     The Company sells the accuDEXA(R) primarily through a direct sales force and, to a limited degree, established independent distributors of medical and radiological equipment. To date, accuDEXA(R) sales have taken place primarily within the United States, with a relatively small number of sales (less than 3%) abroad. The primary end-users for accuDEXA(R) are primary care physicians, including OB/GYN practices, and osteopathic and geriatric specialists.

     Pharmaceutical companies are currently involved in wide-scale osteoporosis education and awareness programs targeted at physicians. A number of such companies, including Novartis Pharma AG, Wyeth-Ayerst Laboratories, Eli

Lilly Co. and Merck & Co., currently have FDA-approved therapies for the treatment of osteoporosis. The Company believes that several other companies, including Procter & Gamble, Boehringer-Mannheim GmbH, Sanofi-Synthelabo, Inc. and Pfizer Inc. , have additional products that are currently in clinical trials. The Company expects that the efforts of pharmaceutical companies to develop  medicines  and  treatment  programs  will  result in the  expansion  of doctors' involvement in initial screening and routine management of osteoporosis, thereby increasing the market for BMD assessment devices. The Company intends to capitalize on these efforts both in the United States and abroad.

     The Company has successfully completed a number of research studies and has collected normative reference data for the accuDEXA(R) databases. These research studies addressed issues of long-term importance such as the detection of osteoporosis and patient risk for bone fracture. The Company has established normative reference databases for Asian female, African-American female, Hispanic female, Caucasian female and Caucasian male populations. The Company will utilize these databases to address the needs of healthcare markets in different countries and regions and expects them to positively impact upon sales of accuDEXA(R) abroad. The Company is currently conducting research studies to investigate the accuDEXA's ability to successfully monitor a course of therapy over a period of time.

     Mammography

     The Company's sales strategy will be to market its mammography devices through a direct sales force as well as through third parties, including established manufacturers in the mammography market.

COMPETITION

     Competition relating to the Company's current products is intense and includes various companies, both within and outside of the United States. Many of the Company's competitors are large companies with financial, sales and marketing, and other resources which are substantially greater than those of the Company. In addition, they may have substantially greater experience in obtaining regulatory approvals than that of the Company. In addition, there can be no assurance that the Company's competitors are not currently developing, or will not attempt to develop, technologies and products that are more effective than those of the Company or that would otherwise render the Company's products obsolete or uncompetitive. No assurance can be given that the Company will be able to compete successfully.

     Dental Products

     A number of companies currently sell intra-oral digital dental sensors. These include Trex Medical Corporation's Trophy Radiologie subsidiary, Provisions Dental Systems, Inc., Sirona Dental Systems., Cygnus Imaging, Inc., and DMD. In addition, Dentsply International and Soredex Corporation sell a storage-phosphor based intra-oral dental system. The CDR(R) system has thus far competed successfully against other products. If other companies enter the digital radiography field, it may result in a significantly more competitive market in the future. Several companies are involved in the manufacture and sale of intra-oral cameras, including Dentsply International Inc., Welch-Allyn Co., Henry Schein Co., Ultra-Cam, Air Technics and DMD. Digital panoramic dental devices are manufactured by several companies, including Sirona, Signet, Sorodex and Planmeca. Of those, only the device manufactured by Signet is designed to be incorporated into existing conventional panoramic devices.

     BMD / Fracture Risk Assessment

     Two other companies, Lunar Corporation and Norland Medical Systems, Inc., are currently marketing peripheral BMD densitometers. Several companies including Lunar, Hologic, Inc. and Norland are marketing peripheral ultrasound devices. A number of other companies have submitted 510(k) applications to the FDA seeking clearance to market other devices. Two companies, Ostex
International Inc. and Metra Biosystems, Inc., have developed biochemical markers which indicate the rate at which the body is resorbing (i.e., breaking down) bone. Another potential competitor of the Company's accuDEXA(R)is the Osteogram 2000, manufactured by CompuMed Inc., a peripheral screening test employing RA technology, conventional hand x-rays and computer analysis.

     Mammography

     The companies in the digital mammography market include the following manufacturers of traditional mammography devices: GE Medical Systems, Fischer Imaging, Trex Medical, Instrumentarium Imaging, Philips and Siemens.

FORWARD-LOOKING STATEMENTS

     This Form 10-K Annual Report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding the Company, its financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Annual Report, words such as "anticipate," "believe," "estimate," "expect," "intend," "objectives," "plans" and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report and the "Risk Factors" set forth in Exhibit 99 to this Annual Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

ITEM 2.  PROPERTIES

     The Company presently leases approximately 103,000 square feet of space in Long Island City, New York. This space houses the Company's executive offices, sales and marketing headquarters, research and development laboratories and production and shipping facilities. The Company believes that such space will be adequate for its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and/or certain of its officers and former officers, are involved in the proceedings described below:

     I. The Company is a named defendant in two lawsuits instituted by Trophy Radiologie, S.A. (`Trophy S.A.'), a subsidiary of Trex Medical Corporation. One lawsuit was instituted in France and the other in the United States.

     The French lawsuit was filed in November 1995, in the tribunal de Grande Instance de Bobigny, the French patent court, and originally alleged that the Company's CDR(R)system infringes French Patent No. 2,547,495, European Patent No. 129,451 and French Certificate of Addition No. 2,578,737. These patents, all of which are related, are directed to a CCD-based intra-oral sensor. Since filing its lawsuit, Trophy S.A. has withdrawn its allegation of infringement with respect to the Certificate of Addition. Trophy S.A. is seeking a permanent injunction and unspecified damages, including damages for its purported lost profits. The Company believes that the lawsuit is without merit and is vigorously defending it.

     The lawsuit in the United States was filed in March 1996 by Trophy S.A., Trophy Radiology, Inc., a United States subsidiary of Trophy S.A. (`Trophy Inc.') and the named inventor on the patent in suit, Francis Mouyen, a French citizen. The suit was brought in the United States District Court for the Eastern District of New York, and alleges that the Company's CDR(R) system infringes United States Patent No. 4,593,400 (the `400 patent'), which is related to the patents in the French lawsuit. Trophy S.A., Trophy Inc. and Mouyen are seeking a permanent injunction and unspecified damages, including damages for purported lost profits, enhanced damages for the Company's purported willful infringement and an award of attorney fees. The Company believes that the lawsuit is without merit and is vigorously defending it. The Company's counsel in the United States suit has issued a formal opinion that the CDR system does not infringe the 400 patent.

     In addition, the Company has counter-sued Trophy S.A. and Trophy Inc. for infringement of United States Patent No. 4,160,997, an expired patent which was exclusively licensed to the Company by its inventor, Dr. Robert Schwartz, and for false advertising and unfair competition. The Company believes that its counter-suit is meritorious, and is vigorously pursuing it.

     On September 12, 1997, after having been given permission to do so by the Court, the Company served two motions for summary judgment seeking dismissal of the action pending in the United States District Court for the Eastern District of New York, on the grounds of non-infringement and patent invalidity. On February 22, 2000, oral argument on these motions was heard by the Court. The motions are currently pending.

     While the Company believes such suits against it are without merit, there can be no assurance that the Company will be successful in its defense of any of these actions, or in its counter-suit. If the Company is unsuccessful in its defense of any of these actions, it could have a material adverse effect upon the Company. Moreover, regardless of their outcome, the Company may be forced to expend significant amounts of money in legal fees in connection with these lawsuits.

     II. In late 1998 through early 1999, nine shareholder complaints purporting to be class action lawsuits were filed in the United States District Court for the Eastern District of New York. Plaintiffs filed a Consolidated and Amended Complaint on or about May 27, 1999 and, on or about November 24, 1999, filed a Second Amended and Consolidated Complaint (the "Complaint"). The Complaint names as defendants the Company, David B. Schick, Thomas E. Rutenberg, and David Spector (collectively, the "Individual Defendants"), as well as PricewaterhouseCoopers LLP.

     The Complaint alleges, inter alia, that certain defendants issued false and misleading statements concerning the Company's publicly reported earnings in violation of the federal securities laws. The Complaint seeks certification of a class of persons who purchased the Company's Common Stock between July 1, 1997 and February 19, 1999, inclusive, and does not specify the amount of damages sought.

     The Company has retained counsel, believes that these lawsuits are without merit, and intends to vigorously defend them. On or about February 11, 2000, the Company and the Individual Defendants filed a Motion to Dismiss the Complaint. As these actions are in their preliminary stages, the Company is unable to predict their ultimate outcome. The outcome, if unfavorable, could have a material adverse effect on the Company.

     III. In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Matters Relating to Restatement of Financial Results." The SEC has made a voluntary request for the production of certain documents. The Company intends to cooperate fully with the SEC staff and has provided responsive documents to it. This matter is in a preliminary stage and the Company cannot predict its potential outcome.

     The Company may be a party to a variety of legal actions (in addition to those referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, governmental investigations, and intellectual property related litigation. In addition, because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages may be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

     The Company's Common Stock began trading on The Nasdaq National Market under the symbol "SCHK" on July 1, 1997. Prior to such date, there was no established public trading market for the Company's Common Stock.

     By letter dated September 15, 1999, the Company was advised by the Nasdaq Stock Market's Listing Qualifications Panel (the "Panel") that the Company's Common Stock would no longer be listed on the Nasdaq National Market effective with the close of business on September 15, 1999. The Panel's action was based on the Company's inability to timely file its Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and Form 10-Q for the quarter ended June 30, 1999, as well as the revenue recognition and sales practices which had been the subject of an investigation by the Audit Committee of the Company's Board of Directors and had led to the filing delays and the need for the restatement of the Company's financial reports.

     The Company timely requested a review of this decision, in accordance with Nasdaq Marketplace Rules, and was advised, by letter dated October 25, 1999, that the Nasdaq Listing and Hearing Review Council would review the Panel's decision and would likely issue its decision in April 2000.

     Since the delisting of the Company's Common Stock, there has been no established trading market for such stock, which has been trading in the over-the-counter market.

     The following table sets forth, for the period indicated, the high and low sales prices of the Company's Common Stock, as quoted on The Nasdaq National Market.

Fiscal Year Ended March 31, 1999            High                 Low

First Quarter                               27.50               13.75
Second Quarter                              19.50               14.50
Third Quarter                               20.00                7.50
Fourth Quarter                              10.375               3.938


Fiscal Year Ended March 31, 1998             High                Low

First quarter                               n/a                 n/a
Second Quarter                              30.75               15.50
Third Quarter                               29.00               17.50
Fourth Quarter                              28.75               19.125


     On March 7, 2000, the closing bid and asked prices per share of the Company's Common Stock in the over-the-counter market, as reported by National Quotation Bureau LLC, were $ 2.50 and $ 2.54 per share, respectively. Such prices represent quotations between dealers, without dealer mark-up, mark-down or commission, and may not represent actual transactions. On March 7, 2000, there were 181 holders of record of the Company's Common Stock. However, the Company believes that the number of beneficial owners of such stock is substantially higher.

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

     The aggregate net proceeds received by the Company from the Offering and as a result of the exercise of the Underwriters' Option, after deducting underwriting and commissions and expenses were $33,508,731. During the period of July 1, 1997 through March 31, 1999, such net proceeds have been applied as follows: (i) $1,606,000 for leasehold improvements; (ii) $5,248,000 for plant and equipment; (iii) $1,450,000 to purchase certain assets of Keystone Dental X-Ray Corp.; (iv) $1,250,000 to purchase a 5% interest in Photobit, Inc.; (v) $1,512,833 to pay the notes payable and interest in the amount of $144,296 to Merck & Co., Inc.; and (vii) the remaining $22,442,000 was used in its entirety for working capital purposes and to fund the Company's substantial operation losses in 1999. None of the net proceeds were paid, directly or indirectly, to directors, officers, controlling stockholders, or affiliates of the Company.

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


                                                             Year Ended March 31,
                                            -------------------------------------------------------
                                              1995        1996        1997       1998        1999
                                            --------    --------    --------    --------   --------
                                                      (in thousands, except per share data)
Statement of Operations Data:

Revenue, net                                $  2,726    $  6,804    $ 16,101    $ 38,451   $ 45,605
                                            -------------------------------------------------------

Cost of sales                                  1,501       3,343       7,907      17,658     34,611
Excess and obsolete inventory                     --          --         114          --      5,466
                                            -------------------------------------------------------
Total cost of sales                             1501       3,343       8,021      17,658     40,077
                                            -------------------------------------------------------

Gross profit                                   1,225       3,461       8,080      20,793      5,528
                                            -------------------------------------------------------
Operating expenses:
        Selling and marketing                    517       1,620       4,961      10,645     18,440
        General and administrative               560       1,388       2,054       3,954      7,338
        Research and development                 150         458       1,418       3,852      4,354
        Bad debt expense                          --          --          34         164      5,598
        Patent litigation settlement              --          --          --         600         --
                                            -------------------------------------------------------
        Total operating expenses               1,227       3,466       8,467      19,215     35,730
                                            -------------------------------------------------------
Income (loss) from operations                     (2)         (5)       (387)      1,578    (30,202)
Total other income (expense)                     (22)       (108)         35       1,111        244
                                            -------------------------------------------------------
Income (loss) before income taxes                (24)       (113)       (352)      2,689    (29,958)
Provision (benefit) for income taxes              --          --          --         328       (352)
                                            -------------------------------------------------------
        Net income (loss)                   $    (24)   $   (113)   $   (352)   $  2,361   ($29,606)
                                            -------------------------------------------------------
        Basic earnings (loss) per share     $  (0.00)   $  (0.02)   $  (0.05)   $   0.25   ($  2.96)
                                            -------------------------------------------------------
        Diluted earnings (loss) per share   $  (0.00)   $  (0.02)   $  (0.04)   $   0.24   ($  2.96)
                                            -------------------------------------------------------

                                                                 March 31,
                                          -------------------------------------------------------
                                            1995        1996        1997        1998       1999
                                          --------    --------    --------    --------   --------
Balance Sheet Data:
Cash and cash equivalents                 $    128    $    525    $  1,710    $  6,217   $  1,415
Working capital (deficiency)                    35       1,240       5,518      33,745      2,902
Total assets                                 1,615       4,395      11,060      51,674     29,386
Total liabilities                            1,289       3,026       4,973       9,565     16,850
Retained earnings (accumulated deficit)     (1,091)     (1,203)     (1,556)        805    (28,801)
Stockholders' equity                           326       1,369       6,087      42,109     12,536


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

     Overview

     The Company designs, develops and manufactures digital imaging systems for the dental and medical markets. In the field of dentistry, the Company has developed and currently manufactures and markets an intra-oral digital radiography system. The Company has also developed a bone mineral density assessment device to assist in the diagnosis and treatment of osteoporosis, which was introduced in December 1997. The Company is also developing a radiographic imaging device for digital mammography, and has commenced development of a general digital radiography device for intended use in various applciations.

     The Company's revenues during fiscal 1999 were derived primarily from sales of its CDR(R) and accuDEXA(R) products. The Company recognizes revenue on sales of its products at the time of shipment to its customers and when no significant vendor obligations exist and collectability is probable. Revenues from the sales of extended warranties are recognized on a straight-line basis over the life of the extended warranty, which is generally a one-year period. The Company utilizes both a direct sales force and a limited number of distributors for sales of its products within the United States. International sales are made primarily through a network of independent foreign distributors. In fiscal 1999, 1998 and 1997, sales to customers within the United States were approximately 87%, 82% and 76% of total revenues, respectively. The Company's international sales are made primarily to distributors in Western Europe, Russia, Australia and South America. The Company intends to expand its business in other international markets, including Asia. All of the Company's sales are denominated in United States dollars.

     Costs of sales consists of raw materials and computer components, manufacturing labor, facilities overhead, product support, warranty costs and installation costs. The Company procures its APS and CCD semiconductor wafers, a significant component of its products, each from a single supplier. The Company believes that sourcing from a single supplier provides certain competitive advantages to the Company. Extended interruptions of this supply, however, such as occurred during the fourth quarter of fiscal 1998, could have a material adverse effect on the Company's results of operations.

     Excess and obsolete inventory expense relates to the overstocking or obsolescence of various dies and/or obsolete X-Ray inventory that the Company may not use or otherwise salvage and from changes in technology, including sensors, cameras and associated electronics and the Company's phase-out of production of its CCD sensors (as well as its first generation of APS sensors) in favor of its new APS sensors.

     Operating  expenses  include  selling and marketing  expenses,  general and administrative expenses and research and development expenses, and bad debt expense. Selling and marketing expenses consist of salaries and commissions, advertising, promotional and sales events and travel. General and administrative expenses include executive salaries, professional fees, facilities, overhead, accounting, human resources, and general office administration expenses. Research and development expenses are comprised of salaries, consulting fees, facilities overhead and testing materials used for basic scientific research and the development of new and improved products and their uses. Research and development costs are expensed as incurred. Development costs incurred to establish the technological feasibility of software applications are expensed as incurred. Bad debt expense is a result of product shipments which were determined to be uncollectible or not collected.

     Results Of Operations

     The following table sets forth, for the fiscal years indicated, certain items from the Statement of Operations expressed as a percentage of net revenues:

                                                      Year  ended March 31,
                                                  -----------------------------
                                                  1999         1998        1997
                                                  -----       -----       -----

Revenue, net                                      100.0%      100.0%      100.0%
                                                  -----------------------------

Cost of sales                                      75.9%       45.9%       49.1%
Excess and obsolete inventory                      12.0%         --         0.7%
                                                  -----------------------------
Total cost of sales                                87.9%       45.9%       49.8%
                                                  -----------------------------
Gross Profit                                       12.1%       54.1%       50.2%
                                                  -----------------------------

Operating expenses:
      Selling and marketing                        40.4%       27.7%       30.8%
      General and administrative                   16.1%       10.3%       12.8%
      Research and development                      9.5%       10.0%        8.8%
      Bad debt expense                             12.3%        0.4%        0.2%
      Patent litigation settlement                   --         1.6%         --


Fiscal Year Ended March 31, 1999 as Compared to Fiscal Year Ended March 31, 1998

     Net revenues increased 18.6% to $45.6 million in fiscal 1999 from $38.5 million in fiscal 1998. This increase was principally attributable to an increase in sales of the Company's accuDEXA(R) bone mineral density assessment device that rose to $12.8 million from $4.1 million in sales in fiscal 1998 following the product's introduction in December 1997.

     Fiscal 1999 revenues were negatively impacted by a rate of return for the Company's products, which was higher than the historical return rate for the Company's products. In addition, revenues were negatively affected by an increase in reserves for goods which may be returned in the future. Provisions for returns are comprised of actual returns and estimates for future returns. The increased return rate for CDR is believed to be attributable to several factors including the following:

     The Company has experienced technical problems in transitioning its CDR product line from CCD sensors to APS sensors. Shipments of the Company's initial version of its new APS sensor for the CDR product, which were primarily delivered from April 1998 through August 1998, exhibited a high failure rate and other technical problems. The Company has provided for replacements of systems where practical and provided for anticipated returns for units which were not upgradeable. In September 1998, the Company began shipping a new version of the APS sensor which has exhibited a lower failure rate than the initial version. Customers currently own approximately 250 units of the initial version. The Company continues to work to improve the reliability and enhance the self-diagnostic capabilities of the CDR product.

     The Company's single user CDR System requires minimal installation. Commencing in September 1998, the Company initiated a program in coordination with its computer supplier, in which the supplier installed all single-user CDR Systems. As a result of logistical problems in implementing this program, the supplier's installations experienced significant delays, which led to a higher than normal rate of return for single user systems shipped in this period. Starting in January 1999, the Company resumed direct management of its single user CDR installations.

     The Company also experienced a higher than normal rate of returns of accuDEXA units. The Company believes that these returns are due to several factors, including the following:

     First, shipments of accuDEXA experienced a higher than expected failure rate due to several reasons, including shipping damage, as well as humidity and temperature sensitivity of several components included in the initial design of the product. The Company has taken steps to address these problems and believes that failure rates relating to such damage and sensitivity have dropped significantly. In this regard, the Company currently expects to implement a number of additional improvements to accuDEXA, to further increase reliability, in the first half of fiscal 2001.

     Second, the Company initiated a change in its sales policy which affected accuDEXA sales made from May 1998 through November 1998. During that time, the Company waived its customary 10% deposit which it had charged to customers prior to shipment of goods. In December 1998, the Company changed its credit policy, requiring prepayment from non-dealer customers.

     Total cost of sales increased 127.0% to $40.0 million (87.9% of net revenues) in fiscal 1999 from $17.7 million (45.9% of net revenues) in fiscal 1998. The increase in cost of sales is attributable to (1) change in product sales mix and customer mix; (2) expense to upgrade products for CDR customers;
(3) increased warranty expenses; (4) greater than expected returns; and (5) excess capacity resulting from expansion of the Company's personnel and facilities in support of sales projections that were not achieved. Excess and obsolete inventory reserve provisions were $5.5 million (12.0% of net revenues) in fiscal 1999 compared to none in fiscal 1998. These reserves arose largely from the overstock of various dies and/or obsolete X-Ray inventory that the Company may not use or otherwise salvage and from changes in technology, including sensors, cameras and associated electronics, including the Company's phase-out of production of its CCD sensors (as well as its first generation APS sensors) in favor of its new APS sensors.

     Selling and marketing expenses increased 73.2% to $18.4 million (40.4% of net revenues) in fiscal 1999 from $10.6 million (27.7% of net revenues) in fiscal 1998. This increase was attributable primarily to the hiring and training of new salespeople and a significant expansion in the Company's marketing activities in support of sales projections that were not achieved.

     General and administrative expenses increased 85.6% to $7.3 million (16.1% of net revenues) in fiscal 1999 from $4.0 million (10.3% of net revenues) in fiscal 1998. The increase was attributable primarily to increase in payroll and facilities expenses as the Company expanded its capacity in support of sales projections that were not achieved, as well as certain professional expenses that had not been anticipated.

     Research and development expenses increased 13.0% to $4.4 million (9.5% of net revenues) in fiscal 1999 from $3.9 million (10.0% of net revenues) in fiscal 1998. This increase was attributable principally to increased research and development expenses associated with the enhancement of the accuDEXA, bone mineral density assessment device and to the CDR system as well as continued development of a mammography system. All research and development costs are expensed as incurred.

     Bad debt expenses were $5.6 million (12.3% of net revenues) in fiscal 1999 compared to $.2 million (.4% of net revenues) in fiscal 1998. The increase is attributable to (1) shipments to a distributor which were determined to be uncollectible during fiscal 1999 ($1.0 million); and (2) other sales which were not collected subsequently and for which provision for doubtful accounts was established at March 31, 1999.

     Interest income decreased to $505,000 in fiscal 1999 from $1.2 million in fiscal 1998 due to the utilization of cash balances and investments in short-term interest-bearing securities in support of the Company's operating deficiencies.

     Interest expense increased to $261,000 in fiscal 1999 from $77,000 in fiscal 1998 due to the cost of financing provided by DVI Financial Services Inc. under the Company's Capital Lease and Bridge Loan arrangements. Bridge Loan costs include lease termination expense related to the cancellation and return of system sales financed by DVI.

     Current income tax benefit for fiscal 1999 reflects the refund of taxes paid by the Company in fiscal year 1998. The Company has not provided deferred income benefit of future income tax carryforwards because there is no certainty that such benefits will be utilized. The Company has charged $349,000 to earnings representing deferred income taxes from fiscal 1998 which it may not collect.

Fiscal Year Ended March 31, 1998 as Compared to Fiscal Year Ended March 31, 1997

     Net revenues increased 138.8% to $38.5 million in fiscal 1998 from $16.1 million in fiscal 1997. This increase was attributable principally to an increase in the number of CDR(R) products sold. Also contributing to the increase was the introduction of the Company's accuDEXA(R) bone mineral density assessment device in December 1997. The number of CDR(R) products sold was positively affected by the Company's increased expenditures on sales and marketing, personnel recruiting, selling events and other promotional activities and the increased use of domestic distributors of dental and medical products.

     Total cost of sales increased 120.0% to $17.7 million (45.9% of net revenues) in fiscal 1998 from $8.0 million (49.8% of net revenues) in fiscal 1997. The increase in cost of sales is directly attributable to the increase in sales of the Company's products. Cost of sales as a percentage of revenues decreased during fiscal 1998 as compared with 1997 due to increased manufacturing efficiencies, increased production yields, lower material costs, improved fixed overhead utilization, product mix and decreased warranty costs. The effect of these improvements was partially offset by a decline in manufacturing labor productivity attributable to an interruption in the semiconductor wafer supply flow from the supplier during the fourth quarter of fiscal 1998 and the increased use of domestic distributors. The interruption in supply resulted in manufacturing and product shipment delays and therefore lower revenues than anticipated during the fourth quarter of 1998.

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

     General and administrative expenses increased 92.5% to $4.0 million (10.3% of net revenues) in fiscal 1998 from $2.1 million (12.8% of net revenues) in fiscal 1997. The decrease as a percentage of revenues in 1998 was attributable principally to increases in sales of the Company's products and partially offset by growth in administrative expenditures, primarily the hiring of additional administrative personnel.

     Expenses for research and development in fiscal 1998 increased 171.7% to $3.9 million (10.0% of net revenues) from $1.4 million (8.8% of net revenues) in fiscal 1997. This increase was attributable principally to increased research and development expenses associated with the development of accuDEXA(R), a bone mineral density assessment device and enhancements to the CDR(R) system, as well as the CDRCam(R), and continued development of a mammography system. All research and development costs are expensed as incurred.

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

MATTERS RELATING TO RESTATEMENT OF FINANCIAL RESULTS

     In February 1999, the Company restated its financial results for the first and second quarters of fiscal 1999. Such restatements were made to reflect increased reserves and allowances for sales returns and bad debts. In addition, at that time, the Company reanalyzed the timing of various sales transactions, which resulted in certain revenues being shifted from the first quarter of fiscal 1999 to the second quarter of fiscal 1999 and the elimination of certain revenue recognized in the second quarter.

     On September 3, 1999, the Company announced restated financial results for the first, second and third quarters of fiscal 1999. These restatements reflected the findings of an investigation initiated by the Audit Committee of the Company's Board of Directors concerning the Company's revenue recognition and sales practices. The investigation was conducted by independent outside counsel with the assistance of Ernst and Young LLP. The restatements arose from certain previously reported sales transactions which had been recognized prematurely, or improperly recorded, during interim periods of fiscal 1999. In addition to the required adjustments to revenues, reserves for sales returns were restated to reflect actual return rates associated with certain promotional programs which had not previously been considered in the Company's estimates of sales returns. These restatements revised the restated financial results for the first and second quarters announced by the Company in February 1999.

QUARTERLY RESULTS

     The following table sets forth certain unaudited quarterly financial information for each of the eight quarters in the period ended March 31, 1999. This information is presented on the same basis as the audited financial statements appearing elsewhere in this Report and, in the opinion of the Company, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results. The quarterly results should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto. The operating results for any quarter are not necessarily indicative of the operating results for any future period. In addition, the Company's CDR(R) products are subject to seasonal variations. Historically the Company has experienced higher sales growth rates in its first and third fiscal quarters than in its second and fourth fiscal quarters.

     The Company's Financial Statements for the fiscal quarters ended June 30, 1998, September 30, 1998 and December 31, 1998 are being restated and set forth in the following table, from amounts previously reported by the Company in its Forms 10-Q for those respective quarters.


                                                                       (in thousands)

                                June 30,     Sept. 30,    Dec. 31,   March 31,   June 30,     Sept. 30,    Dec. 31,     Mar. 31,
                                  1997         1997        1997        1998        1998         1998         1998         1999
                                --------     --------    --------    --------    --------     --------     --------     --------
Statement of Operations Data:
Revenue, net                    $  6,040     $  8,224    $ 11,912    $ 12,275    $ 10,439     $ 12,309     $ 15,540     $  7,317
Total cost of sales                2,831        3,867       5,529       5,431       5,636        8,004       14,772       11,665
Gross Profit                       3,209        4,357       6,383       6,844       4,803        4,305          768       (4,348)
Gross Profit Margin                 53.1%        53.0%       53.6%       55.8%       46.0%        35.0%         4.9%       (59.4%)
Operating expenses                 3,912        3,910       5,384       6,009       6,702        6,987       10,383       11,658
Income (loss) from Operations       (703)         447         999         835      (1,899)      (2,682)      (9,615)     (16,006)
Net income (loss)               $   (697)    $  1,010    $  1,225    $    823    $ (1,691)    $ (2,537)    $ (9,004)    $(16,374)

     The Company may in the future experience significant quarter-to-quarter fluctuations in its results, which may result in volatility in the price of the Company's common stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including demand for the Company's products, the introduction of new or enhanced products by the Company or its competitors, market acceptance of new products, the timing of significant marketing programs, the commencement of new product development programs, supply and manufacturing delays, the extent and timing of the hiring of additional personnel, competitive conditions in the industry and general economic conditions. See Exhibit 99 to this Report.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had $1.4 million in cash and cash equivalents, $360 thousand in short-term investments and $2.9 million in working capital, compared to $6.2 million in cash and cash equivalents, $14.0 million in short term investments and $33.7 million in working capital at March 31, 1998.

     The decrease in working capital at March 31, 1999, is primarily attributable to the loss from operations for the year then ended. Ongoing losses in fiscal 2000 have further reduced working capital. As of December 31, 1999, the Company's working capital deficiency was $3.7 million.

     DVI Financial Services, Inc. ("DVI") has provided the Company with loans and advances up to $6.222 million in the aggregate (the "Bridge Loan"), which is secured by first priority liens on collateral (the "Collateral") consisting of all of the Company's now-owned and hereafter-acquired tangible and intangible personal property including, without limitation, cash, marketable securities, accounts receivable, inventories, contract rights, patents, trademarks, copyrights and other general intangibles, machinery, equipment and interests in real estate of the Company, together with all products and proceeds thereof. In connection with the Bridge Loan, and reflecting the Company's repayment obligations thereunder as well as the security interest created thereby in the Collateral, the Company executed a Secured Promissory Note and a Security Agreement (the "Security Agreement") dated January 25, 1999, and executed an Amended and Restated Secured Promissory Note dated July 30, 1999. The Security Agreement provides, in part, that the Company may not permit the creation of any lien or encumbrance on the Company's property or assets. The Company is not in compliance with certain financial covenants and other terms and provisions contained in the Bridge Loan. The Company and DVI have entered into a commitment letter for the restructuring of its Bridge Loan.

     In December 1999, the Company entered into a Loan Agreement (as amended, the "Loan Agreement") with Greystone Funding Corporation ("Greystone") to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. Pursuant to the Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued to Greystone and its designees, warrants to purchase 3,000,000 shares of Company's Common Stock at an exercise price of $0.75 per share. The Company agreed to issue to Greystone or its designees warrants to purchase an additional 2,000,000 shares at an exercise price of $0.75 per share in connection with a cash payment of $1 million by Greystone to the Company in consideration of a sale of Photobit stock by the Company to Greystone. The sale of the Photobit stock was made subject to a right of first refusal held by Photobit and its founders. By letter dated February 17, 2000, counsel for Photobit informed the Company that Photobit considers the Company's sale of its shares to Greystone to be void on the basis of the Company's purported failure to properly comply with Photobit's right of first refusal.

     On March 17, 2000, the Company and Greystone entered into an Amended and Restated Loan Agreement effective as of December 27, 1999 (the "Amended Loan Agreement"), which amended and restated the Loan Agreement pursuant to which Greystone agreed to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. The $1 million cash payment to the Company was converted as of December 27, 1999 into an initial advance of $1,000,000 under the Amended Loan Agreement. Pursuant to the Amended Loan Agreement and to induce Greystone to enter into said Agreement, the Company issued warrants to Greystone and its designees, consisting of those warrants previously issued under the Loan Agreement, to purchase 5,000,000 shares, of the Company's Common Stock at an exercise price of $0.75 per share, exercisable at any time after December 27, 1999. Under the Amended Loan Agreement, the Company also issued to Greystone or its designees warrants (the "Additional Warrants") to purchase an additional 13,000,000 shares of common stock, which Additional Warrants will vest and be exercisable at a rate of two shares of Common Stock for each dollar advanced under the

     Amended Loan Agreement in excess of the initial draw of $1,000,000. Any additional warrants which do not vest prior to expiration or surrender of the line of credit will be forfeited and canceled. In connection with the Greystone secured credit facility, effective as of February 15, 2000, DVI consented to the Company's grant to Greystone of a second priority lien encumbering the Company's assets, under and subject in priority and right of payment to all liens granted by the Company to DVI.

     The Company has also undertaken various cost-cutting measures including reduction of facilities and personnel by over 40% from peak levels of fiscal 1999. The Company discontinued certain promotional programs which had resulted in increased credit risk, and concomitantly limited credit to selected domestic dealers. The Company continues efforts to improve its products and methods of production and believes it has strengthened customer support services to its customers.

     In spite of the Company's cost reductions, refinancing and tightening of credit, there can be no assurance that the Company will achieve profitability or generate sufficient working capital to permit its continuation as a going concern. See Note 2 to The Consolidated Financial Statements. The ability of the Company to satisfy its cash requirements is dependent in part on the Company's ability to attain adequate sales and profit levels and to control warranty obligations by increasing warranty revenues and reducing warranty costs. Management currently believes that existing capital resources and sources of credit, including the Greystone credit facility, are adequate to meet its current cash requirements. However, if the Company's cash needs are greater than anticipated, the restructuring of the DVI Bridge Loan is not completed or the Company does not satisfy drawdown conditions under the Amended Loan Agreement, the Company will be required to seek additional or alternative financing sources. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

Year 2000 Compliance

     The Year 2000 problem is the result of computer programs having been written using two digits rather than four to define the applicable year. A computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Should systems fail to process date information correctly because of the calendar year change to 2000, significant problems could occur as a result. Through the filing date of this Report, the Company has not experienced any material adverse effects resulting from or relating to the Year 2000 computer problem.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The DVI Bridge Loan bears an annual interest rate based on the prime rate plus 2.5%. Because the interest rate is variable, the Company's cash flow may be adversely affected by increases in interest rates. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company's interest expense or available cash.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included as a separate section of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DATA

     Information responsive to this item was previously reported in the Company's Current Reports on Form 8-K, dated September 2, 1999 and September 24, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  The Directors of the Company are as follows:

Euval Barrekette, Ph.D.       Age 69, has served as a  Director  of the  Company
                              since April 1992. Dr. Barrekette's current term on
                              the Board, which was initially scheduled to expire
                              at the Company's Annual Meeting of Stockholders in
                              1999,  shall expire once his  successor is elected
                              and  qualified.   Dr.  Barrekette  is  a  licensed
                              Professional  Engineer  in New York  State.  Since
                              1986 Dr. Barrekette has been a consulting engineer
                              and  physicist.  From 1984 to 1986 Dr.  Barrekette
                              was Group Director of Optical  Technologies of the
                              IBM  Large  Systems  Group.  From 1960 to 1984 Dr.
                              Barrekette  was  employed  at  IBM's  T.J.  Watson
                              Research Center in various  capacities,  including
                              Assistant Director of Applied Research,  Assistant
                              Director   of   Computer   Science,   Manager   of
                              Input/Output Technologies and Manager of Optics and Electrooptics. Dr. Barrekette holds an A.B.
                              degree from Columbia College, a B.S. degree from Columbia University School of Engineering, an M.S.
                              degree from its Institute of Flight Structures and a Ph.D. from the Columbia University Graduate
                              Faculties. Dr. Barrekette is a fellow of the American Society of Civil Engineers, a Senior
                              Member of the Institute of Electronic & Electrical
                              Engineers, and a member of The National Society of Professional Engineers, The New York State Society of Professional Engineers, The Optical Society of
                              America and The New York  Academy of Science.  Dr.
                              Barrekette is the uncle of David B. Schick and the brother-in-law of Dr. Allen Schick.

David B. Schick               Age 38, is a founder of the Company and, since its
                              inception  in  April  1992,   has  served  as  the
                              Company's Chief Executive  Officer and Chairman of
                              the  Board  of   Directors.   From  the  Company's
                              inception to December 1999, Mr. Schick also served
                              as the Company's  President.  Mr. Schick's current
                              term on the Board expires at the Company's  Annual
                              Meeting of  Stockholders  in 2000.  Mr.  Schick is
                              also  a  member  of  the  Board  of  Directors  of
                              Photobit Corporation. From September 1991 to April
                              1992,  Mr.  Schick was  employed  by Philips  N.V.
                              Laboratories,  where  he  served  as a  consulting
                              engineer  designing   high-definition   television
                              equipment.  From February 1987 to August 1991, Mr.
                              Schick was employed as a senior engineer at Cox and Company, an engineering firm in New York City.
                              From January 1985 to January 1987, Mr. Schick was employed as an electrical engineer at Grumman
                              Aerospace Co. Mr. Schick holds a B.S. degree in electrical engineering from the University of Pennsylvania's Moore School of Engineering. Mr.
                              Schick is the son of Dr. Allen Schick and the nephew of Dr. Barrekette.

Allen Schick, Ph.D.           Age 65, has served as a  Director  of the  Company
                              since April 1992. Dr. Schick's current term on the Board expires at the Company's Annual Meeting of Stockholders in 2000. Since 1981, Dr. Schick has been a professor at the University of Maryland and since 1988 has been a Visiting Fellow at the Brookings Institution. Dr. Schick holds a Ph.D.
                              degree from Yale  University.  Dr. Schick is David
                              B. Schick's father and the  brother-in-law  of Dr.
                              Barrekette.

Jeffrey T. Slovin             Age 35, has served as the Company's  President and
                              as a Director since  December  1999. Mr.  Slovin's
                              current term on the Board expires at the Company's
                              Annual Meeting of Stockholders in 2001. Mr. Slovin
                              is  currently a Managing  Director of  Greystone &
                              Co., Inc. From 1996 to 1999,  Mr. Slovin served in
                              various   executive    capacities   at   Sommerset
                              Investment Capital LLC, including  President,  and
                              as   Managing   Director   of   Sommerset   Realty
                              Investment  Corp.  During 1995,  Mr.  Slovin was a
                              Manager at Fidelity  Investments  Co. From 1991 to
                              1994,  Mr. Slovin was Chief  Financial  Officer of
                              SportsLab USA Corp. and, from 1993 to 1994, was also President of Sports and Entertainment Inc.
                              From 1987 to 1991, Mr. Slovin was an associate at Bear Stearns & Co., Inc., specializing in mergers and acquisitions and corporate finance. Mr. Slovin holds an MBA degree from Harvard Business School.

Robert Barolak                Age 46, has served as a  Director  of the  Company
                              since December 1999. Mr. Barolak's current term on
                              the Board expires at the Company's  Annual Meeting
                              of Shareholders  in 2001.  Since 1989, Mr. Barolak
                              has been  employed  at  Greystone & Co. in various
                              executive  capacities  and has been its  Executive
                              Vice President  since 1995. From 1979 to 1989, Mr.
                              Barolak  was an  attorney  at the firm of  Ballard
                              Spahr  Andrews & Ingersoll,  LLP in  Philadelphia.
                              Mr.   Barolak   holds  a  J.D.   degree  from  the
                              University of Pennsylvania School of Law.

(b) The following table shows the names and ages of all executive officers of the Company, the positions and offices held by such persons and the period during which each such person served as an officer. The term of office of each person is generally not fixed since each person serves at the discretion of the Board of Directors of the Company.

                                                                                           Officer
Name                                   Age     Position                                    Since
----                                   ---     --------                                    -----
David B. Schick...................     38      Chairman of the Board and Chief Executive
                                               Officer                                     1992

Jeffrey T. Slovin.................     35      President and Director                      1999

John Pauley.......................     53      Chief Operating Officer                     1999

Zvi N. Raskin, Esq................     37      Secretary and General Counsel               1992

Stan Mandelkern...................     40      Vice President of Engineering               1999

William Rogers....................     59      Vice President of Operations                1999

Michael Stone.....................     47      Vice President of Sales and Marketing       2000

     The business experience of each of the executive officers who is not a Director is set forth below.

     JOHN PAULEY has served as the Company's Chief Operating Officer since October 1999. From 1985 to 1999, Mr. Pauley was President and Chief Executive Officer of PFCM Corporation, a management consulting firm. From 1983 to 1985, Mr. Pauley was Director of Construction Engineering and Facilities Operations at NBC, Inc. and, from 1979 to 1983, was President and Chief Executive Officer of Hospital Energists, Inc. / Oak Ridge Associated Universities. Mr. Pauley holds a B.A. Degree in Biology and a B.S. Degree in Chemistry from the University of Tennessee.

     ZVI N. RASKIN, Esq., has served as Secretary of the Company since April 1992 and as General Counsel of the Company since September 1995. From April 1992 to May 1996, Mr. Raskin was a Director of the Company. Mr. Raskin is admitted to practice law before the Bars of the State of New York, the United States District Courts for the Southern and Eastern Districts of New York and the United States Court of Appeals for the Second Circuit. From 1992 to 1995, Mr. Raskin was a senior associate at the New York law firm of Townley & Updike. From 1990 to 1992, Mr. Raskin was an associate at the New York law firm of Dornbush Mandelstam & Silverman. Mr. Raskin holds a J.D. degree from Yale Law School.

     STAN MANDELKERN has served as the Company's Vice President of Engineering since November, 1999. From 1998 to 1999, Mr. Mandelkern was the Company's Director of Electrical Engineering, and was a Senior Electrical Engineer at the Company from 1997 to 1998. From 1996 to 1997 Mr. Mandelkern was at Satellite Transmission Systems as Project Leader for the Digital Video Products Group. From 1989 to 1996 Mr. Mandelkern held various design and management positions at Loral Corp. Mr. Mandelkern holds a M.S. Degree in electrical engineering from Syracuse University.

     WILLIAM ROGERS has served as the Company's Vice President of Operations since January, 2000. From 1998 to 2000, Mr. Rogers was the Company's Director of Materials and Manufacturing Engineering. From

     1995 to 1998, Mr. Rogers was Director of Operations at Vecco Instruments Co., and from 1993 to 1995 was Director of Manufacturing for Scully Signal Company. Mr. Rogers holds a B.S. Degree in electrical engineering from Northeastern University.

     MICHAEL STONE has served as the Company's Vice President of Sales and Marketing since January 2000. From 1993 to 2000, Mr. Stone was General Manager of the Dental Division of Welch-Allyn Company, and from 1989 to 1993 was Director of Marketing for Welch-Allyn. Mr. Stone holds an MBA degree from the University of Rochester.

Section 16(A) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Commission. Such executive officers and directors and greater than 10% beneficial owners are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on a review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation received for the fiscal years ended March 31, 1999, 1998 and 1997 by the Company's chief executive officer and each of the current and former executive officers of the Company whose total salary and other compensation exceeded $100,000 (the "Named Executives") for services rendered in all capacities (including service as a director of the Company) during the year ended March 31, 1999.

                           Summary Compensation Table

                                                                                                  Long-Term
                                                                                                Compensation
                                                        Annual Compensation                         Awards
                                                        -------------------                         ------
                                                                              Other
                                                                             Annual        Securities         All Other
     Name and Principal        Fiscal                                       Compensa-     Underlying          Compensa-
          Position              Year      Salary($)           Bonus($)         tion       Options(#)(2)      tion($)(3)
-------------------------------------------------------------------------------------------------------------------------
  David B. Schick              1999       $217,500          $   --               --(1)         12,251          $   --
  Chairman of the Board
  and Chief  Executive         1998        143,385            39,692              --            3,267             4,569
  Officer
                               1997        140,308             5,890              --            5,715             2,000
-------------------------------------------------------------------------------------------------------------------------

  Fred Levine                  1999        179,167            47,500(4)           --           12,055              --
  Former Vice President of
  Sales and Marketing and      1998        137,318            23,826(4)           --            1,000             4,031
  Former Director
                               1997        105,846            42,353              --             --                --
-------------------------------------------------------------------------------------------------------------------------

  Jonathan Singer              1999        131,667              --                --           12,695              --
  Former Vice President of
  Engineering and Former       1998        109,423              --                --            2,027             1,812
  Director
                               1997         90,569             5,993              --             --                --
-------------------------------------------------------------------------------------------------------------------------

  Zvi N. Raskin, Esq           1999        132,500              --                --           17,006              --
  General Counsel and
  Secretary                    1998         99,539            25,000              --            2,343             3,113

                               1997         84,000             5,365              --             --               1,100
-------------------------------------------------------------------------------------------------------------------------

  George C. Rough, Jr          1999         13,846(5)        150,000(6)           --          100,000(7)           --
  Former Chief Financial
  Officer                      1998           --                --                --             --                --

                               1997           --                --                --             --                --
-------------------------------------------------------------------------------------------------------------------------

(1) Aggregate amount does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the named officer.

(2) Represents options to purchase shares of Common Stock granted during fiscal 1997, 1998 and 1999, pursuant to the Company's 1996 Employee Stock Option Plan.

(3) Reflects amounts contributed by the Company in the form of matching contributions to the Named Executive's Savings Plan account during fiscal 1997, 1998 and 1999.

(4) Represents a commission received by Mr. Levine in connection with certain sales targets that were met or exceeded.

(5) Reflects payment of salary to Mr. Rough from March 1, 1999, upon commencement of his employment with the Company, through March 31, 1999.

(6) At or about the time of his commencement of employment with the Company in March 1999, Mr. Rough was paid a bonus of $150,000.

(7) Upon his employment with the Company on March 1, 1999, Mr. Rough was granted stock options to purchase 100,000 shares, 25% of which stock options were to vest on March 1, 2000, 25% on March 1, 2001, 25% on March 1, 2002, and the remaining 25% on March 1, 2003, pursuant to the 1996 Employee Stock Option Plan. Upon his termination from employment with the Company in October 1999, all such options terminated and were returned to the Company.

Employment Agreements and Termination of Employment Arrangement

     In February 2000, the Company entered into a three-year employment agreement with David Schick, pursuant to which Mr. Schick is employed as Chief Executive Officer of the Company. The term of the agreement is renewable thereafter on a year-to-year basis unless either party gives 60-day written notice of termination before the end of the then-current term. Mr. Schick's annual base annual salary is $200,000, subject to annual increases of at least ten percent (10%). In addition to base salary, Mr. Schick is eligible to receive annual merit or cost-of-living increases as may be determined by the Executive Compensation Committee of the Board of Directors. Mr. Schick will also receive incentive compensation in the form of a bonus which is calculated using a formula based on the Company's EBITDA as a percentage of the Company's net revenues. Additionally, all Company stock options held by, or to be issued to, Mr. Schick will immediately vest in the event that the Company has a change in control or is acquired by another company or entity.

     In February 2000, the Company entered into a three-year employment agreement with Zvi Raskin, effective January 1, 2000, pursuant to which Mr. Raskin is employed as General Counsel of the Company. Mr. Raskin's annual base annual salary is $200,000. In addition to base salary, Mr. Raskin will receive a minimum bonus of $20,000 per calendar year and is eligible to receive additional performance bonuses at the sole discretion of the Executive Compensation Committee of the Board of Directors. Mr. Raskin was also awarded 75,000 shares of the Company's Common Stock, subject to a risk of forfeiture which expires as to 25,000 shares on each of December 31, 2000, 2001 and 2002. Upon the sale of any such vested shares, Mr. Raskin is required to pay the Company the sum of $1.32 per share sold within 30 days following such sale. In the event that Mr. Raskin is terminated from employment with the Company without cause, he would receive 12 months of severance pay.

     In August 1999, the Company and Fred Levine entered into a Separation, Severance and General Release Agreement. The Agreement provided that Mr. Levine's employment at the Company and membership on the Board of Directors would cease as of August 27, 1999, and that he would receive continued payment of his then-current salary, in the gross annual amount of $170,000, as well as continued medical and dental insurance coverage, for a period of one year following such cessation of employment. The Agreement also provided that the Company stock options granted to Mr. Levine in fiscal 1996 could be exercised until their expiration on December 31, 2000. Mr. Levine also agreed to a 24-month non-competition covenant. Additionally, the parties mutually released one another from any current or future claims arising out of Mr. Levine's employment with the Company, his separation from such employment and/or his compensation.

     In February 1999, the Company entered into a three-year employment agreement with George C. Rough, Jr. to commence on March 1, 1999, pursuant to which Mr. Rough was employed as Chief Financial Officer and Vice-President of the Company. The term of the agreement was renewable thereafter on a year-to-year basis unless either party were to give 60-day written notice of termination before the end of the then-current term. Mr. Rough's base annual salary was $240,000, subject to annual increases at the discretion of the Company's Chief Executive Officer, contingent upon approval by the Executive Compensation Committee of the Board of Directors. In addition to base salary, Mr. Rough also received compensation in the form of a bonus, in the amount of $150,000, paid to him in April 1999 and was also to receive a guaranteed annual bonus of $40,000, payable at the end of each fiscal year during the term of his employment. Mr. Rough was also awarded, upon commencement of his employment with the Company, 100,000 Incentive Stock Options under the Company's 1996 Employee Stock Option Plan, as amended. In October, 1999, Mr. Rough resigned from his position at the Company, and, as a result, the 100,000 stock options awarded to him have since terminated.

Compensation of Directors

     Directors who are also employees of the Company are not separately compensated for any services they provide as directors. In fiscal 1999, each non-employee director of the Company was eligible to receive $500 for each meeting of the Board of Directors attended, $300 for each committee meeting attended, and an annual retainer of $1,200. The Company may, but did not, pay such fees in Common Stock. In addition, non-employee directors are entitled to receive annual grants of stock options under the Company's Directors Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

     The Executive Compensation Committee reviews and makes recommendations regarding the compensation for top management and key employees of the Company, including salaries and bonuses. The members of the Executive Compensation
Committee during the fiscal year ended March 31, 1999 were Howard Wasserman, D.D.S. and Mark Bane, Esq. (who resigned as member of the Board of Director as of February 18, 1999). None of such persons is an officer or employee, or former officer or employee, of the Company or any of its subsidiaries. No interlocking relationship existed during the fiscal year ended March 31, 1999, between the members of the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor had any such interlocking relationship existed in the past. No person who served as a member of the Executive Compensation Committee was a party to any material transaction set forth under "Certain Transactions."

Stock Option Grants

     The following table sets forth information regarding grants of options to purchase Common Stock made by the Company during the year ended March 31, 1999 to each of the Named Executives.

                          Option Grants in Fiscal 1999

                                Individual Grants

                Number of          Percent of
                Securities       Total Options
                Underlying         Granted to        Exercise
                 Options          Employees in        Price      Expiration      Grant Date
Name            Granted(#)       Fiscal 1999(1)     ($/Share)       Date          Value(2)
--------------------------------------------------------------------------------------------
David B.           2,251                .4%           $27.72     4/01/2003        $ 39,000
Schick            10,000               1.9%            19.33    10/01/2003         119,000


Fred Levine        2,055               .39%            25.20     4/01/2008          36,000
                  10,000               1.9%            17.58    10/01/2008         122,000

Jonathan           2,695               .52%            25.20     4/01/2008          48,000
Singer            10,000               1.9%            17.58    10/01/2008         122,000

Zvi N. Raskin      2,006               .39%            25.20     4/01/2008          63,000
                   5,000               .96%            17.96     7/29/2008          63,000
                  10,000               1.9%            17.58    10/01/2008         122,000

George C.        100,000              19.2%             4.91       3/01/09         342,000
Rough, Jr.


(1) The Company granted employees options to purchase a total of 520,523 shares of Common Stock in fiscal 1999.

(2) Grant date value was determined on the date of grant using the Black-Scholes option pricing model based on the following assumptions: volatility - 85%; expected life - 5 years; risk-free interest rate - 4.13% to 5.46%; and no dividend yield.

Option Exercises and Year-End Value Table

     The following table sets forth information regarding the exercise of stock options during fiscal 1999 and the number and value of unexercised options held at March 31, 1999 by each Named Executive.

                   Aggregated Option Exercises in Fiscal 1999
                     and Fiscal 1999 Year-End Option Values

                                                                    Number of
                                                                   Securities              Value of
                                                                   Underlying             Unexercised
                                                                   Unexercised          "In-the-Money"
                                                                   Options at             Options at
                             Shares                              March 31, 1999         March 31, 1999
                           Acquired on           Value            Exercisable/           Exercisable/
  Name                     Exercise(#)        Realized ($)        Unexercisable        Unexercisable(1)
  ----                     -----------        ------------        -------------        ----------------
  David B. Schick              --                  --          10,412(2) / 10,821              0 / 0
------------------------------------------------------------------------------------------------------------

  Fred Levine                  --                  --            56,250 / 12,805      130,760(3) / 0
------------------------------------------------------------------------------------------------------------

  Jonathan Singer              --                  --            6,880 / 14,215(4)             0 / 0
------------------------------------------------------------------------------------------------------------

  Zvi N. Raskin                --                  --             585 / 18,764                 0 / 0
------------------------------------------------------------------------------------------------------------

  George C. Rough,             --                  --              0 / 100,000                 0 / 0
  Jr.

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $4.125 per share, the closing price per share on March 31, 1999, and the exercise price of the option, multiplied by the applicable number of options.

(2) The fiscal 1997 stock option grant of 5,715 stock options to Mr. Schick is a time-vesting option. Twenty-five percent of such option vested on July 22, 1997, 25% vested on July 22, 1998, 25% vested on July 22, 1999, and the remaining 25% vests on July 22, 2000. The stock option was exercisable upon grant.

(3) Includes options to purchase 56,000 shares of Common Stock at an exercise price of $1.79 a share granted to Mr. Levine in fiscal 1996 in connection with Mr. Levine's commencement of employment with the Company, of which all options are vested. Such options expire on December 31, 2000.

(4) The fiscal 1997 stock option grant of 6,373 stock options to Mr. Singer is a time-vesting option. Twenty-five percent of such option vested on July 22, 1997, 25% vested on July 22, 1998, 25% vested on July 22, 1999 and the remaining 25% vests on July 22, 2000. The stock option was exercisable upon grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 7, 2000 by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director, (iii) each Named Executive of the Company and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock owned by them.

                                                      Number of Shares                 Percentage of
Name                                                  Beneficially Owned(1)            Outstanding Shares
----                                                  ---------------------            ------------------
David B. Schick(2) ...............................      2,192,843(3)                            21.6%

George C. Rough Jr.(4) ...........................          --(5)                               --

Fred Levine(6) ...................................         97,792(7)                               *

Zvi N. Raskin(2) .................................        115,722(8)                             1.1%

Jonathan Singer(2) ...............................        329,639(9)                             3.2%

Euval S. Barrekette(10) ..........................        116,490(11)                            1.2%

Allen Schick(12) .................................        534,374(13)                            5.3%

Jeffrey T. Slovin(2) .............................        750,000(14)                            6.9%

Robert Barolak(15) ...............................           --                                 --

Greystone Funding Corp.(16) ......................      4,250,000(17)                           29.5%

All current executive Officers and Directors as a
group ............................................      7,959,429(18)                           41.2%

*    Less than 1%

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 7, 2000 are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(2) Such person's business address is c/o Schick Technologies, Inc., 31-00 47th Avenue, Long Island City, New York 11101.

(3) Consists of 2,183,300 shares held jointly by Mr. Schick and his wife; 4,285 shares issuable upon the exercise of stock options granted to Mr. Schick in July 1996; 1,632 shares issuable upon the exercise of stock options granted to Mr. Schick in July 1997; 1125 shares issuable upon the exercise of stock options granted to Mr. Schick in April 1998; and 2,500 shares issuable upon the exercise of stock options granted to Mr. Schick in October 1998, pursuant to the 1996 Employee Stock Option Plan.

(4) Such person's business address is c/o PricewaterhouseCoopers LLP, 1301 Avenue of the Americas, New York, New York 10036.

(5) Upon his employment with the Company on March 1, 1999, Mr. Rough was granted stock options to purchase 100,000 shares, 25% of which stock options were to vest on March 1, 2000, 25% on March 1, 2001, 25% on March 1, 2002, and the remaining 25% on March 1, 2003, pursuant to the 1996 Employee Stock Option Plan. Upon his termination from employment with the Company in October 1999, all such options terminated and reverted to the Company.

(6)  Such person's address is 3 Cottonwood Lane, Wesley Hills, New York 10901.

(7) Consists of 41,792 shares held jointly by Mr. Levine and his wife, and 56,000 shares issuable upon the exercise of options granted to Mr. Levine in fiscal 1996.

(8) Consists of 34,800 shares held jointly by Mr. Raskin and his wife; an additional 75,000 shares (the "Shares") issued by the Company to Mr. Raskin on February 6, 2000, which are subject to the following restrictions on their sale or transfer: (i) none of the Shares may be sold or transferred prior to December 31, 2000, (ii) one-third (i.e., 25,000) of the Shares may be sold or transferred on or after December 31, 2000, (iii) an additional one-third (i.e., an additional 25,000) of the Shares may be sold or transferred on or after December 31, 2001, and (iv) the final one-third (i.e., the final 25,000) of the Shares may be sold or transferred on or after December 31, 2002; 1,170 shares issuable upon the exercise of stock options granted to Mr. Raskin in July 1997; 1,002 shares issuable upon the exercise of options granted to Mr. Raskin in April 1998; 1,250 shares issuable upon the exercise of options granted to Mr. Raskin in July 1998; and 2,500 shares issuable upon the exercise of options granted to Mr. Raskin in October 1998, pursuant to the 1996 Employee Stock Option Plan.

(9) Consists of 320,000 shares held jointly by Mr. Singer and his wife; 4,779 shares issuable upon the exercise of stock options granted to Mr. Singer in July 1996; 1,012 shares issuable upon the exercise of stock options granted to Mr. Singer in July 1997; 1,347 shares issuable upon the exercise of stock options granted to Mr. Singer in April 1998; and 2,500 shares issuable upon the exercise of stock options granted to Mr. Singer in October 1998, pursuant to the 1996 Employee Stock Option Plan.

(10) Dr. Barrekette's address is 90 Riverside Drive, New York, New York 10024.

(11) Consists of 115,240 shares held by Dr. Barrekette, and 1250 shares issuable upon the exercise of stock options granted to Dr. Barrekette in July, 1998, pursuant to the 1997 Directors Stock Option Plan.

(12) Dr.  Schick's  address is 1222 Woodside  Parkway,  Silver Spring,  Maryland
     20910.

(13) Consists of 488,324 shares held jointly by Dr. Schick and his wife; 44,800 shares held by Dr. Schick as custodian for the minor children of David Schick; and 1,250 shares issuable upon the exercise of stock options granted to Dr. Schick in July 1998, pursuant to the 1997 Directors Stock Option Plan. Dr. Schick disclaims beneficial ownership of the 44,800 shares held as custodian.

(14) Consists of 750,000 shares issuable upon the exercise of warrants held by Mr. Slovin.

(15) Such person's business address is c/o Greystone & Co., 152 West 57th Street, New York, New York 10019.

(16) Greystone's address is 152 West 57th Street, New York, New York 10019.

(17) Consists of 4,250,000 shares issuable upon the exercise of warrants held by Greystone.

(18) Includes the shares underlying warrants described in Note 14 as well as the shares subject to options held by officers and directors.

In connection with, and as a condition to, the Loan Agreement with Greystone on December 27, 1999, the Company, David B. Schick, Allen Schick and Greystone entered into a Stockholders Agreement (the "Stockholders Agreement") dated as of December 27, 1999. (David B. Schick and Allen Schick are collectively referred to herein as the "Stockholders") pursuant to which, among other things, (i) the Stockholders agree to vote shares of Common Stock which they or family members or certain affiliates own or which the Stockholders control (the "Stockholder Shares") as necessary to cause the Company's Board of Directors (the "Board") to consist of a minimum of six members or such other number as required by the Loan Agreement; (ii) the Stockholders agree to vote the Stockholder Shares in favor of the election or reelection of designees of Greystone for the number of seats on the Board (initially two) as provided in the Loan Agreement; (iii) the Stockholders agree to take action and vote to appoint a Greystone designee to fill any vacancy on the Board by reason of the death, resignation or removal of a Greystone designee; (iv) the Stockholders agree not to vote Stockholder Shares to remove a Greystone designee from the Board; (v) each Stockholder who is a director of the Registrant agrees, in his capacity as director (and subject to his fiduciary duties), to cause Jeffrey Slovin to hold the office of President of the Registrant and to vote as provided in clauses (i) through (iv) above, as well as to vote to elect or reelect (and not vote to remove) individuals appointed by Greystone to the audit committee and compensation committee of the Board, as provided in the Loan Agreement. The Stockholders have also agreed to vote all of their respective Stockholder Shares in favor of a proposal to increase the number of stockholder options available for grant to employees by 750,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                  FORM 8-K


SCHICK TECHNOLOGIES, INC.
Index to Consolidated Financial Statements

                                                                                                    Page
Index to Consolidated Financial Statements  .....................................................    F-1

Report of Independent Accountants................................................................    F-2

Report of Independent Certified Public Accountants    ...........................................    F-3

Consolidated Balance Sheets as of March 31, 1999 and 1998  ......................................    F-4

Consolidated Statements of Operations for the years ended March 31, 1999, 1998 and 1997  ........    F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31,
     1999, 1998 and 1997  .......................................................................    F-7

Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997  ........    F-7

Notes to Consolidated Financial Statements  .....................................................    F-8

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Schick Technologies, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material aspects, the financial position of Schick Technologies, Inc. and its subsidiaries (the "Company") at March 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion,
Schedule II, Valuation and Qualifying Accounts, for the years ended March 31, 1998 and 1997 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
New York, New York
June 9, 1998

               Report of Independent Certified Public Accountants

To the Board of Directors
and Stockholders of Schick Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Schick Technologies, Inc. (the "Company") as of March 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schick Technologies, Inc. as of March 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

We have also audited Schedule II of Schick Technologies, Inc. for the year ended March 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set fourth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses for the year ended March 31, 1999. In addition, as more fully described in Note 13, the Company has been named as a defendant in several putative class action lawsuits that have been consolidated into an amended complaint. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




Grant Thornton LLP
New York, New York
March 8, 2000 (except for the last paragraph in Note 19 as to which the date is March 17, 2000)

Schick Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

                                                                                 March 31,
                                                                          ------------------------
                                                                            1999            1998
                                                                          --------        --------
Assets
Current assets
      Cash and cash equivalents                                           $  1,415        $  6,217
      Short-term investments                                                   360          14,022
      Accounts receivable, net of allowance for
            doubtful accounts of $4,512 and $200, respectively               4,205          10,173
      Inventories                                                           10,686          12,152
      Income taxes receivable                                                2,720            --
      Prepayments and other current assets                                     321             746
                                                                          --------        --------
                Total current assets                                        19,707          43,310
                                                                          --------        --------
Equipment, net                                                               7,221           5,801
Investments                                                                  1,250           1,000
Deferred tax asset                                                            --               349
Other assets                                                                 1,208           1,214
                                                                          --------        --------
                Total assets                                              $ 29,386        $ 51,674
                                                                          ========        ========
Liabilities and Stockholders' Equity
Current liabilities
      Accounts payable and accrued expenses                               $  8,946        $  7,010
      Bridge note payable                                                    5,000            --
      Accrued salaries and commissions                                       1,296           1,473
      Deferred revenue                                                         564             362
      Deposits from customers                                                  513             331
      Warranty obligations                                                     402             245
      Income taxes payable                                                    --               144
      Capital lease obligations, current                                        84            --
                                                                          --------        --------
                Total current liabilities                                   16,805           9,565
                                                                          --------        --------
Capital lease obligations, long term                                            45            --
                                                                          --------        --------
                Total liabilities                                           16,850           9,565
Commitments and contingencies
Stockholders' equity
      Preferred stock ($0.01 par value; 2,500,000
            shares authorized; none issued and outstanding)                   --              --
      Common stock ($.01 par value; 25,000,000 shares authorized;
            10,059,384 and 9,992,057 shares issued and outstanding)            101             100
      Additional paid-in capital                                            41,236          41,204
      (Accumulated deficit)  retained earnings                             (28,801)            805
                                                                          --------        --------
            Total stockholders' equity                                      12,536          42,109
                                                                          --------        --------
            Total liabilities and stockholders' equity                    $ 29,386        $ 51,674
                                                                          ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

Schick Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

                                                                     Year Ended March 31,
                                                           ----------------------------------------
                                                             1999            1998            1997
                                                           --------        --------        --------
Revenues, net                                              $ 45,605        $ 38,451        $ 16,101
                                                           --------        --------        --------

Cost of sales                                                34,611          17,658           7,907
Excess and obsolete inventory                                 5,466            --               114
                                                           --------        --------        --------
Total cost of sales                                          40,077          17,658           8,021
                                                           --------        --------        --------

                Gross profit                                  5,528          20,793           8,080
                                                           --------        --------        --------
Operating expenses
         Selling and marketing                               18,440          10,645           4,961
         General and administrative                           7,338           3,954           2,054
         Research and development                             4,354           3,852           1,418
         Bad debt expense                                     5,598             164              34
         Patent litigation settlement                          --               600            --
                                                           --------        --------        --------
                Total operating expenses                     35,730          19,215           8,467
                                                           --------        --------        --------
                (Loss) income from operations               (30,202)          1,578            (387)
                                                           --------        --------        --------
Other income (expense)
         Interest income                                        505           1,188             196
         Interest expense                                      (261)            (77)           (161)
                                                           --------        --------        --------
                Total other income                              244           1,111              35
                                                           --------        --------        --------
                (Loss) income before income taxes           (29,958)          2,689            (352)
                                                           --------        --------        --------
                (Benefit) provision for income taxes           (352)            328            --
                                                           --------        --------        --------
                Net (loss) income                          $(29,606)       $  2,361        $   (352)
                                                           ========        ========        ========
                Basic (loss) earnings per share            $  (2.96)       $   0.25        $  (0.05)
                                                           ========        ========        ========
                Diluted (loss) earnings per share          $  (2.96)       $   0.24        $  (0.04)
                                                           ========        ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

Schick Technologies, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands, except share amounts)

                                                                                                  (Accumulated
                                                             Common Stock           Additional       Deficit)          Total
                                                       -------------------------      Paid-in        Retained      Stockholders'
                                                         Shares         Amount        Capital        Earnings         Equity
                                                       ----------     ----------     ----------     ----------      ----------
Balance at April 1, 1996                                7,052,870     $       71     $    2,502     $   (1,204)     $    1,369
      Issuance of common stock upon
            conversion of notes payable                   376,446              4            729           --               733
      Issuance and sale of common
            stock and warrants                            526,470              5          4,307           --             4,312
      Issuance of compensatory
            stock options to employees                       --             --               13           --                13
      Issuance of compensatory
            common stock to an employee                     1,445           --               12           --                12
      Net loss                                               --             --             --             (352)           (352)
                                                       ----------     ----------     ----------     ----------      ----------
Balance at March 31, 1997                               7,957,231             80          7,563         (1,556)          6,087
      Issuance and sale of common stock in initial
            public offering                             2,012,500             20         33,488           --            33,508
      Issuance of common stock upon
            exercise of stock options                       2,479           --               18           --                18
      Issuance of common stock upon
            exercise of warrants                           19,847           --              100           --               100
      Issuance of compensatory
            stock options to employees                       --             --               35           --                35
      Net income                                             --             --             --            2,361           2,361
                                                       ----------     ----------     ----------     ----------      ----------
Balance at March 31, 1998                               9,992,057            100         41,204            805          42,109
       Issuance of common stock upon
            exercise of stock options                       3,848           --               32           --                32
      Issuance of common stock upon
            exercise of warrants                           63,479              1           --             --                 1
      Net loss                                               --             --             --          (29,606)        (29,606)
                                                       ----------     ----------     ----------     ----------      ----------
Balance at March 31, 1999                              10,059,384     $      101     $   41,236     $  (28,801)     $   12,536
                                                       ==========     ==========     ==========     ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

Schick Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)

                                                                                                  Year Ended March 31,
                                                                                           ------------------------------------
                                                                                             1999          1998          1997
                                                                                           --------      --------      --------
Cash flows from operating activities
      Net (loss) income                                                                    $(29,606)     $  2,361      $   (352)
      Adjustments to reconcile net (loss) income to
            net cash used in operating activities
                Depreciation and amortization                                                 1,710           943           318
                Provision for excess and obsolete inventory                                   5,466          --             114
                Provision for bad debts                                                       5,598           164            34
                Stock and option grant compensation                                            --              35            25
                Accrued interest on investments                                                --            (428)          (53)
                Non-cash interest expense                                                      --            --              98
                Changes in assets and liabilities, net of effects of business acquired
                    Accounts receivable                                                         370        (8,409)       (1,017)
                    Inventories                                                              (4,000)       (9,474)         (667)
                    Prepayments and other current assets                                     (2,295)         (419)         (167)
                    Other assets                                                               (148)          (61)         (115)
                    Deferred income taxes                                                       349          (349)         --
                    Accounts payable and accrued expenses                                     1,916         5,757         1,212
                    Income taxes payable                                                       (144)          144          --
                    Deferred revenue                                                            202           221           141
                    Deposits from customers                                                     182           194            53
                    Accrued interest on notes payable                                          --            (102)          102
                                                                                           --------      --------      --------

                          Net cash used in operating activities                             (20,400)       (9,423)         (274)
                                                                                           --------      --------      --------

Cash flows from investing activities
      Capitalization of software development costs                                             --            (165)         --
      Business acquisition                                                                     --          (1,450)         --
      Purchase of minority interest in Photobit Corporation                                    (250)       (1,000)         --
      Purchase of held-to-maturity investments                                              (10,588)      (23,425)       (6,619)
      Purchase of available-for-sale investments                                               --            --            (990)
      Proceeds from maturities of held-to-maturity investments                               24,250        12,144         4,359
      Proceeds from redemption of available-for-sale investments                               --             490           500
      Capital expenditures                                                                   (2,777)       (4,668)       (1,082)
                                                                                           --------      --------      --------

                          Net cash provided by (used in) investing activities                10,635       (18,074)       (3,832)
                                                                                           --------      --------      --------

Cash flows from financing activities
      Net proceeds from issuance and sale of common stock and warrants                         --            --           4,312
      Net proceeds from issuance and sale of common stock                                        33        33,626          --
      Proceeds from issuance of long-term notes                                                --            --           1,000
      Proceeds from issuance of short-term notes                                              5,000          --            --
      Principal payments on capital lease obligations                                           (70)         (109)          (21)
      Repayment of notes payable                                                               --          (1,513)         --
                                                                                           --------      --------      --------

                          Net cash provided by financing activities                           4,963        32,004         5,291
                                                                                           --------      --------      --------

Net (decrease) increase in cash and cash equivalents                                         (4,802)        4,507         1,185
Cash and cash equivalents at
      beginning of year                                                                       6,217         1,710           525
                                                                                           --------      --------      --------

Cash and cash equivalents at
      end of year                                                                          $  1,415      $  6,217      $  1,710
                                                                                           ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

Schick Technologies, Inc.
Notes to Consolidated Financial Statements
(Amounts In thousands, except share and per share amounts)


1.   Organization and Business

     Schick Technologies, Inc. (the "Company") designs, develops, manufactures and markets innovative digital radiographic imaging systems and devices for the dental and medical markets that utilize low dosage radiation to produce instant computer generated, high-resolution, electronic x-ray images. The Company's products are sold worldwide.

     The Company operates in one reportable segment - digital radiographic imaging systems. The Company's principal products include the CDR(R) computed digital radiography imaging system and the accuDEXA(R) bone densitometer.

     The following is a summary of the Company's revenues from its principal products:

                                               % OF TOTAL REVENUE
                                        1999           1998           1997
                                        ----           ----           ----
     CDR                                  71%            90%           100%
     accuDEXA                             29%            10%           --
                                         ---            ---            ---
                                         100%           100%           100%
                                         ===            ===            ===

     The consolidated financial statements of the Company at March 31, 1999, include the accounts of the Company and its wholly- owned subsidiaries, Schick New York and Schick X-Ray Corporation. In August 1999, Schick X-Ray was dissolved and its operations absorbed by the Company.

2.   Basis of Presentation

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company incurred significant operating losses for the year ended March 31, 1999 and in each of the first three quarters of fiscal 2000. At March 31, 1999, the Company had an accumulated deficit of $28,801 and working capital of $2,902. Such losses are principally attributable to significant product returns, bad debts and excess and obsolete inventory resulting from (a) a change in the semiconductor technology utilized in the Company's CDR(R) dental products during fiscal 1999, (b) product reliability issues associated with the Company's production of the accuDEXA(R) bone densitometer in fiscal 1999,
     (c) a change in the Company's installation methodology for its CDR(R) dental products and (d) insufficient credit and collections policies and procedures. Further, the Company and certain of its directors and officers have been named as defendants in several shareholder complaints purporting to be Class Action lawsuits which have been consolidated into an amended complaint (see Note 13). In March 1999, the Company secured a $5,000 bridge loan (See Note 10), which was scheduled to mature on July 30, 1999. The maturity of the bridge loan was extended and the principal amount of the note was increased to $6,222 effective July 30, 1999. As further described in Note 19, the Company is not in compliance with certain financial covenants, and other terms and provisions contained in the extended bridge loan and is currently in the process of restructuring the obligation.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, to succeed in its future operations, and satisfactorily settle legal matters. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     In response to the losses incurred, management has implemented certain corrective actions, which include, but are not limited to, (1) reducing staff, space and other overhead expenditures, (2) curtailing certain sales promotions, (3) tightening credit policies and payment terms, (4) aggressively collecting past-due balances from customers, (5) consolidating its sales force, (6) implementing programs to increase warranty revenue and recover warranty parts from the Company's customers, (7) obtaining additional financing from Greystone Funding Corporation ("Greystone"), (8) renegotiating repayment terms with the secured lender, (9) employing new senior management including Vice President of Sales and Marketing, and Chief Operating Officer, (10) curtailing inventory acquisitions and disposing of excess and obsolete inventory and, (11) modifying and improving the Company's products to improve reliability and reduce warranty expenditures.

3. Restatement of Interim Periods and Fourth Quarter Adjustments (unaudited and not reviewed)

     In February 1999, the Company restated its financial results for the first and second fiscal quarters of 1999. Such restatements were made to reflect increased reserves and allowances for sales returns and bad debts. In addition, at that time, the Company reanalyzed the timing of various sales transactions, which resulted in certain revenues being shifted from the first quarter of fiscal 1999 to the second quarter of fiscal 1999 and the elimination of certain revenue recognized in the second quarter.

     In June 1999, the Company became aware that certain sales transactions of both its CDR and accuDEXA systems had been recognized prematurely or improperly recorded during interim periods of fiscal 1999. The Audit Committee of the Company's Board of Directors subsequently initiated an investigation of the Company's revenue recognition and sales practices. As a result of the findings of the investigation and the year-end audit process, the Company's financial statements for the first, second and third quarters of fiscal 1999 have been restated from those previously announced by the Company in February 1999. In addition to the required adjustments to revenue, reserves for sales returns were restated to reflect actual return rates associated with certain promotional programs. These promotional programs had not been previously considered in the Company's estimates of sales returns.

     The following table sets forth the effect of the prior period adjustments for the quarters ended June 30, 1998, September 30, 1998 and December 31, 1998:

                                             Unaudited and not reviewed
                                                 Three Months Ended
                                         --------------------------------------
                                         June 30,   September 30,  December 31,
                                          1998         1998           1998
                                         --------   -------------  ------------
     Revenues                            $(5,541)     $(1,927)       $(1,550)
     Cost of sales                         1,581       (1,069)           501
                                         -------      -------        -------

     Gross profit (loss)                  (3,960)      (2,996)        (1,049)
     Total operating expenses               (162)         221           --
                                         -------      -------        -------

     Gain (loss) from operations          (4,122)      (2,775)        (1,049)
     Income tax benefit                      948           68           --
                                         -------      -------        -------
     Net loss                            $(3,174)     $(2,707)       $(1,049)
                                         =======      =======        =======

     The adjustments to revenues in the quarter ended June 30, 1998 result primarily from premature revenue recognition related to "Bill & Hold" transactions and promotional programs whereby the customer was provided a trial period prior to the actual purchase of the Company's CDR and accuDEXA systems. Revenues were initially recognized upon shipment of products subject to the trial period versus at the expiration of the trial period or upon confirmation from the customer of their acceptance of the purchase. The adjustments resulted in $3,295 of revenues being shifted from the first fiscal quarter to the second fiscal quarter. Revenues of $2,246 were reduced in the first quarter of 1999 resulting from the accrual of returns from the fourth quarter of 1999.

     Revenues in the second quarter of 1999 were increased by the $3,295 shifted from the first quarter. Such increase was offset by the reversal of revenues in the amount of $1,998 related to consignment sales to distributors and shipments for which the customer did not accept delivery. In addition, $700 of revenues related to product shipments subject to trial periods was shifted from the second quarter to the third quarter of fiscal 1999. Revenues in the amount of $413 related to shipments of products subject to trial periods where the customer never confirmed acceptance of the product and subsequently returned the product were reversed. Revenues of $2,111 were reduced in the second quarter of 1999 resulting from the accrual of returns from the fourth quarter of 1999.

     Adjustments to revenues in the third quarter of fiscal 1999 include an increase of $700 related to the revenues shifted from the second quarter. Revenues in the amount of $353 were recognized during the third quarter for consignment sales to distributors. These revenues were recognized upon payment by the respective distributor. These increases in revenues were offset by $90 of revenues related to product shipments subject to trial periods, which were shifted to the fourth quarter of 1999. Revenues in the amount of $357 related to shipments of products subject to trial periods where the customer never confirmed acceptance of the product and subsequently returned the product were reversed. Revenues of $2,149 were reduced in the third quarter of 1999 resulting from the accrual of returns from the fourth quarter of 1999.

     Beginning in the quarter ended September 30, 1998, the rate of product returns increased significantly. The increase in product returns and bad debt expense is attributable to (a) change in the semiconductor technology utilized in the Company's CDR dental products during fiscal 1999, (b) product reliability issues associated with the Company's production of the accuDEXA(R) bone densitometer in fiscal 1999, (c) a change in the Company's installation methodology for its CDR dental products and, (d) insufficient credit and collections policies and procedures. Also contributing to the increase in returns were certain promotional programs. These programs had not been considered in the Company's previous estimates of sales returns.

     The actual rate of returns and accounts receivable charge-offs significantly exceeded the respective provisions and reserves for sales returns and bad debts. The restated results of operations for the first, second and third quarters of fiscal 1999 reflect the actual rate of returns versus the Company's initial estimates.

     The previously reported results of operations for the quarters ended June 30, 1998, September 30, 1998 and December 31, 1998, as reported on Form 10-Q with the Securities and Exchange Commission, will be amended for the restated results. The effect of such prior period adjustments on the Company's previously reported quarters are as follows:

                                         -----------------------------Unaudited and not reviewed---------------------
                                         Three months ended         Three months ended         Three months ended
                                         June 30, 1998              September 30, 1998         December 31, 1998
                                         ---------------------      ---------------------      ----------------------
                                         As                         As                         As
                                         originally   As            originally   As            originally    As
                                         reported     restated      reported     restated      reported      restated
                                         --------     --------      --------     --------      --------      --------
     Revenues, net                       $ 15,980     $ 10,439      $ 14,236     $ 12,309      $ 17,090      $ 15,540
     Total cost of sales                    7,217        5,636         6,935        8,004        15,273        14,772
                                         --------     --------      --------     --------      --------      --------
     Gross Profit                           8,763        4,803         7,301        4,305         1,817           768
     Total operating expenses               6,540        6,702         7,208        6,987        10,383        10,383
                                         --------     --------      --------     --------      --------      --------
     Income (loss) from operations          2,223       (1,899)           93       (2,682)       (8,566)       (9,615)
     Total other Income                       243          243           180          180            46            46
                                         --------     --------      --------     --------      --------      --------
     Income (loss) before taxes             2,466       (1,656)          273       (2,502)       (8,520)       (9,569)
     Provision for (benefit from)
       income taxes                           983           35           103           35          (565)         (565)
                                         --------     --------      --------     --------      --------      --------

     Net income (loss)                   $  1,483     $ (1,691)     $    170     $ (2,537)     $ (7,955)     $ (9,004)
                                         ========     ========      ========     ========      ========      ========
     Basic earnings (loss) per share     $   0.15     $  (0.17)     $   0.02     $  (0.25)     $  (0.80)     $  (0.90)
                                         ========     ========      ========     ========      ========      ========
     Diluted earnings (loss) per
       share                             $   0.14     $  (0.17)     $   0.02     $  (0.25)     $  (0.80)     $  (0.90)
                                         ========     ========      ========     ========      ========      ========

The fourth quarter of 1999 includes certain charges as described below:

Provision for obsolete and slow moving inventory                          $2,725
Provision for bad debts                                                    3,050
Reserve for returns and allowances                                         1,100
Write off of refundable income tax                                           143
                                                                          ------
                                                                          $7,018
                                                                          ======

4.   Restructuring and Recapitalization

     In connection with the Company's initial public offering (the "IPO") under the Securities Act of 1933, as amended, the Company engaged in the following restructuring and recapitalization transactions. In April 1997, the Company and its wholly- owned subsidiary, STI Acquisition Corporation ("STI") were formed under the General Corporation Law of the State of Delaware for the purpose of forming a holding company and changing the state of incorporation of Schick Technologies, Inc., a New York Corporation ("Schick New York" or the "Predecessor Corporation"). Effective June 4, 1997 (pursuant to a merger agreement among the Company, the Predecessor Corporation and STI), the Company issued 7,957,231 shares of its common stock for all the outstanding common stock of the Predecessor Corporation. STI and the Predecessor Corporation merged and the Predecessor Corporation was the survivor of the merger, and became a wholly-owned subsidiary of the Company. In connection with the restructuring and merger, the holders of the Predecessor Corporation's outstanding warrants and options converted such warrants and options to similar warrants and options of the Company (based on the same ratio of exchange, 2.8 shares for 1 share, applicable to the common stock exchange).

     The 1996 Stock Option Plan of the Predecessor Corporation was amended by the Company and the shares available for issuance pursuant to the Plan were adjusted to 470,400. The Company also implemented its 1997 Stock Option Plan for Non-Employee Directors ("the Directors Plan") whereby nonqualified options to purchase up to 35,000 shares of the Company's common stock may be granted to non-employee directors. Each option granted under the Directors Plan becomes exercisable on the second anniversary date of its grant and must have an exercise price equal to the fair market value of the Company's common stock on the date of grant.

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

5.   Summary of Significant Accounting Policies

     Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates

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

     Investments

     Investments with original maturities greater than three months and less than one year when purchased are classified as short-term investments. Investments are categorized as held-to-maturity and are carried at amortized cost, without recognition of gains or losses that are deemed to be temporary, as the Company has both the intent and the ability to hold these investments until they mature (see Note 9).

     Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Cost is determined principally on the standard cost method for manufactured goods and on the average cost method for other inventories, each of which approximates actual cost on the first-in, first-out method.

     Equipment

     Equipment is stated at cost. Depreciation and amortization are provided on the straight-line method over the lesser of the estimated useful lives of the related assets or, where appropriate, the lease term.

     Revenue Recognition

     Revenues from sales of the Company's hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is probable. The Company provides its customers with a 30-day return policy but allows for an additional 15 days, and, accordingly, recognizes allowances for estimated returns by customers pursuant to such policy at the time of shipment. During 1999, due to various operational issues, the Company accepted product returns for products shipped during 1999 beyond the standard return policy. The Company has recognized allowances at March 31, 1999 for estimated returns by customers pursuant to the extended return period. Amounts received from customers in advance of product shipment are classified as deposits from customers. Revenues from the sale of extended warranties on the Company's products are recognized on a straight-line basis over the life of the extended warranty, which is generally for a one-year period. Deferred revenues relate to extended warranty fees which have been paid by customers prior to the performance of extended warranty services.

     Advertising Costs

     Advertising costs included in selling and marketing expenses are expensed as incurred and were $1,494, $1,484 and $906 for the years ended March 31, 1999, 1998 and 1997, respectively.

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

     Software development costs for external use software incurred after the establishment of technological feasibility are capitalized and amortized to cost of revenues on a straight-line basis over the expected useful life of the software. Software development costs incurred prior to the attainment of technological feasibility are considered research and development and are expensed as incurred. Costs of software developed for internal use incurred during the development of the application are capitalized and amortized to operating expense on a straight-line basis over the expected useful life of the software.

     The Company did not capitalize any software development costs during 1999. The Company capitalized $165 of software development costs during the year ended March 31, 1998 and recorded amortization expense related to such capitalized costs of $35 and $7 during 1999 and 1998, respectively.

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

     Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and bridge notes payable approximates fair value due to the relatively short maturity of these instruments.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the fiscal 1999 presentation.

6.   Earnings (Loss) Per Share

     Basic earnings per share ("Basic EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

     The loss per share for the year ended March 31, 1997 has been restated for the adoption of SFAS 128. The adoption of SFAS 128 did not have a significant impact on the loss per share of the period.

     The computations of basic (loss) earnings per share and diluted (loss) earnings per share for the years ended March 31, 1999, 1998 and 1997 are as follows:

                                                           1999              1998             1997
                                                       ------------      ------------     ------------
Net (loss) income available to common stockholders     $    (29,606)     $      2,361     $       (352)
Interest on convertible notes                                  --                --                 23
                                                       ------------      ------------     ------------
(Loss) income for diluted earnings per share           $    (29,606)     $      2,361     $       (329)
                                                       ============      ============     ============
Weighted-average shares outstanding for basic
      (loss) earnings per share                          10,013,061         9,474,590        7,643,307

Dilutive effect of stock options and warrants                  --             339,464             --
                                                       ------------      ------------     ------------

Weighted-average shares outstanding for diluted
      (loss) earnings per share                          10,013,061         9,814,054        7,643,307
                                                       ============      ============     ============

Basic (loss) earnings per share                        $      (2.96)     $       0.25     $      (0.05)
                                                       ============      ============     ============

Diluted (loss) earnings per share                      $      (2.96)     $       0.24     $      (0.04)
                                                       ============      ============     ============

     At March 31, 1999, outstanding options to purchase 593,466 shares of common stock, with exercise prices ranging from $1.79 to $27.72 per share, have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 297,150 shares of common stock with exercise prices ranging from $7.86 to $8.93 per share were also antidilutive and excluded from the computation of diluted loss per share at March 31, 1999.

7.   Inventories

     Inventories at March 31, 1999 and 1998, net of provisions for excess and obsolete inventories, are comprised of the following:

                                                       1999           1998
                                                     -------        -------

     Raw materials                                   $ 2,203        $ 7,108
     Work-in-process                                   3,763          3,466
     Finished goods                                    4,720          1,578
                                                     -------        -------

                 Total inventories                   $10,686        $12,152
                                                     =======        =======

8.   Equipment

     Equipment at March 31, 1999 and 1998 is comprised of the following:

                                                           1999          1998
                                                         --------      --------

     Production equipment                                $  5,188      $  3,300
     Computer and communications equipment                  2,055         1,096
     Demonstration equipment                                  803           934
     Leasehold improvements                                 1,921         1,169
     Other equipment                                          116           608
                                                         --------      --------

                 Total equipment                           10,083         7,107

     Less - accumulated depreciation and amortization      (2,862)       (1,306)
                                                         --------      --------

                 Equipment, net                          $  7,221      $  5,801
                                                         ========      ========

     At March 31, 1999, computer equipment included approximately $199 of equipment acquired under capital leases. Accumulated depreciation related to these assets approximated $17 at March 31, 1999.

9.   Investments in Debt Securities

     Held-to-maturity securities at March 31, 1999 and 1998 consist of short-term U.S. Treasury and government agency debt securities of $360 and $14,022, on an amortized cost basis, with maturity dates of less than one year. The gross unrealized gains and losses at March 31, 1999 and 1998 on held-to-maturity securities were insignificant.

10.  Bridge Note Payable

     In March 1999, the Company issued a secured short-term promissory note in the principal amount of $5,000 to a third party. The note, which matured July 30, 1999, bore interest at the rate of prime plus one-half percent per annum. Interest on the note was payable monthly. The note was secured by the Company's tangible and intangible assets. During 1999, the Company recognized $14 of interest expense related to the note. Effective July 30, 1999, the maturity of the note was extended and the principal of the note was increased to $6,222 (See Note 19).

11.  Income Taxes

     The components of the Company's (benefit) provision for income taxes is as follows:

                                                     March 31,
                                        -----------------------------------
                                         1999          1998          1997
                                        -----         -----         -------

     Current
           Federal                      $(531)        $ 415         $  --
           State                         (170)          262            --
                                        -----         -----         -------
     Total                               (701)          677         $  --

     Deferred
           Federal                        282          (282)           --
           State                           67           (67)           --
                                        -----         -----         -------
                                          349          (349)           --
                                        -----         -----         -------

                                        $(352)        $ 328         $  --
                                        =====         =====         =======


     The reconciliation between the U.S. federal statutory rate and the Company's effective tax rate is as follows:

                                                                 1999         1998         1997
                                                                ------       ------       ------
     Tax expense (benefit) at Federal statutory rate             (34.0)%       34.0%       (34.0)%
     State income tax expense (benefit), net of Federal tax       (0.2)         8.0         (9.0)
     Non-deductible expenses                                      16.7          4.9         10.3
     Research and development tax credit                           0.8        (11.2)       (20.6)
     Valuation allowance on deferred tax assets                   15.6        (23.5)        53.3
                                                                ------       ------       ------

     Effective tax rate                                           (1.1)%       12.2%        --
                                                                ======       ======       ======

     Significant components of the Company's deferred tax assets at March 31, 1999, 1998 and 1997 were as follows:

                                                           1999          1998          1997
                                                         --------      --------      --------
     Net operating loss carryforwards                    $  5,701      $   --        $    241
     Reserves and allowance for inventory                   2,702          --             212
     Accounts receivable and warranties                     3,488           355          --
     Depreciation and other                                  (445)         (211)         --
     Other accrued expenses not currently deductible         --             205            48
     Other                                                    409          --             122
                                                         --------      --------      --------


                                                           11,855           349           623
     Valuation allowance                                  (11,855)         --            (623)
                                                         --------      --------      --------

     Net deferred tax asset

                                                         $   --        $    349      $   --
                                                         ========      ========      ========

     At March 31, 1999, the Company had a deferred tax asset of $11,855 (before valuation allowance) consisting primarily of the future tax benefits from net operating loss carryforwards, temporary differences and other tax credits. Realization of the deferred tax asset depends on the Company's ability to generate future U.S. taxable income.

     Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company is required to recognize all or a portion of its net deferred tax asset if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carryforward losses and tax credits will be realized. Management believes that it is more likely than not that the Company will not realize any benefits from its net deferred tax asset and has recorded a 100% reserve against the asset at March 31, 1999. Management will continue to assess the realizability of the deferred tax asset at the interim and annual balance date based upon actual and forecasted operating results.

     At March 31, 1999, the Company has a U.S. federal income tax net operating loss carryforward of $13,574 available to offset future taxable income. The carryforward has various expiration dates beginning in 2018.

     Under current tax law, the utilization of the Company's tax attributes will be restricted if an ownership change, as defined, were to occur. Section 382 of the Internal Revenue Code provides, in general, that if an "ownership change" occurs with respect to a corporation with net operating and other loss carryforwards, such carryforwards will be available to offset taxable income in each taxable year after the ownership change only up to the "Section 382 Limitation" for each year (generally, the product of the fair market value of the corporation's stock at the time of the ownership change, with certain adjustments, and a specified long-term tax-exempt bond rate at such time). The Company's ability to use its loss carryforwards would probably be limited in the event of an ownership change.

12.  Concentration of Risks and Customer Information

     Substantially all of the Company's sales are to domestic and foreign dentists and doctors, distributors of dental and medical supplies and equipment, and third-party financing companies. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and short-term investments. The Company generally does not require collateral and the majority of its trade receivables are unsecured. The Company is directly affected by the financial well-being of the dental and medical industries. During 1999, the Company recorded significant charges for bad debt expense due to product reliability issues, customer service issues and insufficient credit and collection policies. The Company has undertaken steps to correct the deficiencies that resulted in the bad debt charges. The Company places its cash equivalents in short-term money market instruments. Short-term investments consist of U.S. Treasury and government agency debt obligations (see Note 9).

     The Company currently relies on two vendors to supply each of its primary raw materials, the active-pixel sensor ("APS") and the charged coupled device ("CCD") semiconductor wafers. During the fourth quarter of fiscal 1998, the Company experienced a delay in the supply flow from its CCD vendor which resulted in manufacturing and product shipment delays. Although there are a number of manufacturers capable of supplying these materials, which the Company believes could provide for its semiconductor requirements on comparable terms, such delays could occur again.

     Approximately $5,961, $7,085 and $3,867 of the Company's sales in 1999, 1998 and 1997, respectively, were to foreign customers. The majority of such foreign sales were to customers in Europe. During 1999, sales of $7,187 were to a single distributor. In 1998 and 1997, no customer accounted for 10% or more of sales.

13.  Commitments and Contingencies

     Operating and Capital Leases

     The Company leases its facilities under operating lease agreements expiring from February 2001 to August 2004. Rent expense for the years ended March 31, 1999, 1998 and 1997 was $718, $383 and $193, respectively.

     Future minimum payments on a fiscal year basis under non-cancelable operating and capital leases are as follows:

                                                      Operating    Capital
                                                      ---------    -------

       2000                                             $  971     $  125
       2001                                                981         48
       2002                                                839       --
       2003                                                873       --
       2004                                                907       --
       Thereafter                                          393       --
                                                        ------     ------

             Total minimum lease payments               $4,964     $  173
                                                        ======     ------


     Less: Amounts representing interest                               44
                                                                   ------
     Present value of future minimum lease payments                   129
     Less: Current maturities                                          84
                                                                   ------

     Capital lease obligations - long term                         $   45
                                                                   ======


     Product Liability

     The Company is subject to the risk of product liability and other liability claims in the event that the use of its products results in personal injury or other claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. The Company maintains insurance coverage related to product liability claims, but there can be no assurance that product or other claims will not exceed its insurance coverage limits, or that such insurance will continue to be available on commercially acceptable terms, or at all.

     SEC Investigation and Other

     In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings. The SEC has made a voluntary request for the production of certain documents. The Company intends to cooperate fully with the SEC staff and has provided responsive documents to it. In addition, investigators associated with the U.S. Attorneys Office have made inquires of certain former employees, apparently in connection with the same event. The inquiries are in a preliminary stage and the Company cannot predict their potential outcome.

     Litigation

     During fiscal 1999, several shareholder class action lawsuits were filed against the Company. In May 1999 a consolidated and amended class action complaint was filed naming the Company, certain of its officers and former officers and various third parties as defendants. The complaint alleges that certain defendants issued false and misleading statements concerning the Company's publicly reported earnings in violation of the federal securities laws. The complaint seeks certification of a class of persons who purchased the Company's common stock between July 1, 1997 and February 19, 1999, inclusive, and does not specify the amount of damages sought. The Company intends to defend itself vigorously against such allegations and believes the claims to be without merit. As these actions are in their preliminary stages, the Company is unable to predict the ultimate outcome of these claims. The outcome, if unfavorable, could have a material adverse effect on the financial position and results of operations of the Company.

     During 1996, the Company was named as defendant in patent infringement litigation commenced by a competitor in the United States and France. The Company is vigorously defending itself against such allegations and believes the claims to be without merit. The Company has filed a countersuit against the competitor for infringement of a U.S. Patent which has been exclusively licensed to the Company. The Company has obtained a formal opinion of intellectual property counsel that its products do not infringe on the competitor's U.S. patent. The Company has filed motions for Summary Judgment seeking the dismissal of the action in the United States. Such motions are currently pending. The Company is unable to predict the ultimate outcome of this litigation. The outcome, if unfavorable, could have a material adverse effect on the financial position and results of operations of the Company. No provision has been made for any potential losses at March 31, 1999 and 1998 as the range of potential loss, if any, cannot be reasonably estimated.

     During 1997, the Company was named as a defendant in patent litigation involving a patent directed to a display system for digital dental radiographs. In July 1997 the Company reached a settlement under which it paid $600 for a world wide, non-exclusive license for the patent. The license fee was expensed during 1998.

     The Company may be a party to a variety of legal actions (in addition to those referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages may be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

14.  Stock Option Plan, Stock Grants and Defined Contribution Plan

     Stock Option plan and Stock Grants

     In April 1996, the Company implemented its 1996 Stock Option Plan (the "Plan") whereby incentive and non-qualified options to purchase shares of the Company's common stock may be granted to employees, directors and consultants. In September 1998, the Plan was amended to increase the number of shares of Common Stock issuable under the Plan from 470, 400 to 1,000,000. The exercise and vesting periods and the exercise price for options granted under the Plan are determined by the Board of Directors. The Plan stipulates that the exercise price of non-qualified options granted under the Plan must have an exercise price equal to or exceeding 85% of the fair market value of the Company's common stock as of the date of grant of the option and no option may be exercisable after ten years from the date of grant. Options granted under the plan generally vest over a period of four years.

     During fiscal 1996, prior to implementation of the Plan, an employee of the Company was granted an option to purchase 56,000 shares of the Company's common stock at $1.79 per share, determined by the Company's Board of Directors to be the fair market value of the Company's common stock at the date of the option grant. As of March 31, 1999, all shares are exercisable under such option.

     During 1998, the Company adopted the Directors Plan. A total of 35,000 shares of Common Stock have been authorized for issuance under the Directors Plan. At March 31, 1999, 25,000 options to purchase Common Stock pursuant to the Directors Plan were outstanding. There were no options outstanding at March 31, 1998.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and other stock-based compensation issued to employees and directors. During the year ended March 31, 1999, the Company did not recognize compensation expense for options granted to employees. During 1998 and 1997, the Company has recognized compensation expense in the amounts of $36 and $13, respectively, for options granted to employees. Had compensation cost for option grants to employees been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") the Company's net loss in 1999 would have been increased by approximately $759 ($.08 per basic share), net income in 1998 would have been decreased by approximately $164 ($.02 per basic share) and the net loss in 1997 would have been increased by approximately $45 ($.01 per basic share).

     The fair value of options granted to employees during 1999, 1998 and 1997 has been determined on the date of the respective grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                      1999               1998                1997
                                                  -------------      -------------      --------------
     Dividend yield                               None               None               None
     Risk-free interest rate on date of grant     4.13% - 5.48%      5.43% - 5.55%      6.27%

     Forfeitures                                  None               None               None
     Expected life                                5 years            5 years            5 years
     Volatility                                   85%                75%                --

     The following table summarizes information regarding stock options for 1999, 1998 and 1997:

                                          1997                      1998                        1999
                                 -----------------------    -----------------------      ----------------------
                                 Shares       Weighted-     Shares       Weighted-       Shares       Weighted-
                                 under        average       Under        average         under        average
                                 option       exercise      Option       exercise        option       exercise
                                              price                      price                        price
                                 ---------    ----------    ---------    ----------      --------     ---------
     Options outstanding,         56,000      $    1.79      130,953      $    4.85      223,411      $   11.46
      beginning of year

     Options granted              79,338           7.14       97,902          20.87      420,523          10.76



     Options exercised              --             --         (2,479)          7.14       (3,848)          7.14

     Options forfeited            (4,385)          7.14       (2,965)         20.88      (46,620)         20.44
                                 -------                     -------                     -------      ---------

     Options outstanding,
      end of year                130,953      $    4.85      223,411      $   11.46      593,466      $   10.87
                                 =======                     =======                     =======      =========


                              Options outstanding    Weighted-average remaining
Range of exercise price        at March 31, 1999      contractual life (years)
-----------------------        -----------------      ------------------------

At $  1.79                             56,000                   6.8
$  4.91 to $  7.86                   316,460                    9.4
$15.81 to $22.97                     155,502                    8.9
$24.75 to $27.72                       65,504                   8.9


     At March 31, 1999, there are 491,207 options available for grant pursuant to the Company's option plans. Of the 593,466 options outstanding at March 31, 1999, 115,274 are exercisable at such date at a weighted-average exercise price of $7.96.

     The Company issued 1,445 shares of its common stock to an employee during the year ended March 31, 1997 for services rendered by the employee to the Company. The employee was immediately vested in the shares. The Board of Directors of the Company has determined the fair market value of such shares to be $8.16 per share. The Company recognized expense of $12 for the year ended March 31, 1997 related to the grant.

     Defined Contribution Plan

     Effective October 1996, the Company implemented a defined contribution savings plan, which qualifies under Section 401(k) of the Internal Revenue Code, for employees meeting certain service requirements. Participants may contribute up to 15% of their gross wages not to exceed, in any given year, a limitation set by the Internal Revenue Service regulations. The plan provides for mandatory matching contributions to be made by the Company to a maximum amount of 2.5% of a plan participant's compensation. Company contributions to the plan approximated $218, $111 and $38 in 1999, 1998 and 1997, respectively.

15.  Supplemental Cash Flow Information

     Cash payments for interest were $174, $144 and $56 in 1999, 1998 and 1997, respectively. The Company paid $533 and $7 for income taxes in 1998 and 1997, respectively. There were no payments for income taxes in 1999.

     During fiscal 1999 and 1997, the Company acquired $199 of computer equipment and $95 of production equipment, respectively, under capital leases.

16.  Related Parties

     In July 1997, the Company loaned its President, who is a principal stockholder, $200. Such loan bore interest at a rate of 8% and was due and payable on June 15, 1998. The loan, along with accrued interest in the amount of $1, was repaid in August 1997.

17.  Stockholders' Equity

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

     During 1999, warrants to purchase 204,680 shares of common stock were exercised using cashless exercises pursuant to which 63,479 shares of the Company's common stock were issued. During 1998, warrants to purchase 24,640 shares of the Company's common stock were exercised. Exercises of 11,200 of such warrants, for which 11,200 shares of common stock were issued, provided the Company with net proceeds of approximately $100. The remaining 13,440 warrant exercises were cashless exercises pursuant to which 8,647 shares of the Company's common stock were issued. At March 31, 1999, the Company has reserved 297,150 shares of its common stock for issuance upon the exercise of outstanding warrants.

18.  Acquisition and Investment

     Keystone Acquisition

     On September 24, 1997, the Company's wholly-owned subsidiary, Schick X-Ray Corporation ("Schick X-Ray"), a Delaware corporation, acquired certain assets of Keystone Dental X-Ray Inc. ("Keystone"), a manufacturer of x-ray equipment for the medical and dental radiology field, for $1,450. Schick X-Ray was formed on September 24, 1997, for the sole purpose of acquiring the assets of Keystone. Schick X-Ray acquired inventory, manufacturing equipment, tooling and intellectual property. The acquisition has been accounted for using the purchase method, and Schick X-Ray has recorded goodwill in the amount of $750, which is included in other assets and is being amortized on a straight-line basis over 7 years. The Company recognized $107 and $55 for amortization of goodwill in 1999 and 1998, respectively.

     Investment in Photobit Corporation

     In September 1997, the Company purchased a minority interest of 5%, for $1,000 in Photobit Corporation, a developer of complementary metal-oxide semiconductor ("CMOS"), APS imaging technology. In July 1998, the Company invested an additional $250 in Photobit Corporation, bringing its total investment in Photobit to $1,250. The Company is the exclusive licensee of the APS technology for medical applications and utilizes the technology in its bone-mineral density assessment device and certain components of its computed dental x-ray imaging system. The Company carries the investment at cost. At March 31, 1999, it is not practicable to estimate the fair value of this investment because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. No dividends were paid on this investment. In September 1999, the Company sold 250,000 shares of Photobit stock for $1,000 and recorded an investment gain of approximately $580.

19.  Subsequent Events

     Bridge Note Payable

     Effective July 30, 1999, the Company secured an extension to the secured promissory note it initially issued in March 1999. Pursuant to the amended and restated note, the principal of the note was increased to $6,222. The increase in the principal amount resulted from the conversion of certain trade payables owed to the third party lender into the principal balance of the note. The amended and restated note bears interest at the rate of prime plus two and one-half percent per annum. Interest on the note is payable monthly and the note is secured by the Company's tangible and intangible assets. The principal is payable in quarterly installments of $1,000 commencing December 31, 1999. The Company is also required to make additional principal payments equal to 25% of the net proceeds of any equity or debt financing or asset sale (other than sales of inventory in the ordinary course of business) to the extent that 25% of such proceeds exceeds the $1,000 principal installment due at the end of the quarter in which the financing or asset sale is completed. In connection with the amended and restated note, the Company issued 650,000 warrants to the note-holder. The warrants are exercisable for a period of 5 years and each have an exercise price of $2.19. The Company is not in compliance with certain financial covenants, and other terms and provisions contained in the extended bridge loan and is currently in the process of refinancing the obligation.

     NASDAQ Delisting

     On September 15, 1999, the Company received notice from the Nasdaq Listings Qualifications Panel that its common stock would no longer be listed on the Nasdaq National Market effective with the close of business on September 15, 1999. The panel's action was based on the Company's inability to timely file its Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and public interest concerns regarding the Company's revenue recognition and sales practices.

     Greystone Funding Corporation

     In December 1999, the Company entered into a Loan Agreement, (the "Loan Agreement") with Greystone Funding Corporation ("Greystone") to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. Pursuant to the Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued to Greystone and its designees warrants to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.75 per share. The Company agreed to issue to Greystone and its designees warrants to purchase an additional 2,000,000 shares at an exercise price of $0.75 per share in connection with a cash payment of $1 million by Greystone to the Company in consideration of a sale of Photobit stock by the Company to Greystone. The sale of the Photobit stock was made subject to a right of first refusal held by Photobit and its founders. By letter dated February 17, 2000, counsel for Photobit informed the Company that Photobit considers the Company's sale of its shares to Greystone to be void on the basis of the Company's purported failure to properly comply with Photobit's right of first refusal.

     On March 17, 2000, the Company and Greystone entered into an Amended and Restated Loan Agreement effective as of December 27, 1999 (the "Amended Loan Agreement") pursuant to which Greystone agreed to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. The $1 million cash payment to the Company was converted as of December 27, 1999 into an initial advance of $1,000,000 under the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued warrants to Greystone and its designees, consisting of those warrants previously issued under the Loan Agreement, to purchase 5,000,000 shares of the Company's Common Stock at an exercise price of $0.75 per share, exercisable at any time after December 27, 1999. Under the Amended Loan Agreement, the Company also issued to Greystone and its designees warrants (the "Additional Warrants") to purchase an additional 13,000,000 shares of common stock, which Additional Warrants will vest and be exercisable at a rate of two shares of Common Stock for each dollar advanced under the Amended Loan Agreement in excess of the initial draw of $1,000,000. Any additional warrants which do not vest prior to expiration or surrender of the line of credit will be forfeited and canceled. In connection with the Greystone secured credit facility, effective as of February 15, 2000, DVI consented to the Company's grant to Greystone of a second priority lien encumbering the Company's assets, under and subject in priority and right of payment to all liens granted by the Company to DVI.

Schedule II

                            Schick Technologies, Inc.
                        Valuation and Qualifying Accounts

                                                                      Additions
                                                                      ---------
                                                Balance at     Charged to      Charged to                            Balance at
                                                Beginning       Costs and        Other                                   End
                                                of Period       Expenses        Accounts           Deductions         of Period
                                               -----------     -----------     -----------        -----------        -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
        For the year ended March 31, 1997      $    35,000     $    33,933     $      --          $    18,933(a)     $    50,000
        For the year ended March 31, 1998           50,000         163,866            --               13,866(a)         200,000
        For the year ended March 31, 1999          200,000       5,598,000            --            1,286,000(a)       4,512,000


RESERVE FOR OBSOLETE/SLOW MOVING INVENTORY

        For the year ended March 31, 1997      $      --       $   113,714     $      --          $      --          $   113,714
        For the year ended March 31, 1998          113,714            --              --              113,714               --
        For the year ended March 31, 1999             --         5,466,000            --                 --
                                                                                                                       5,466,000


VALUATION ALLOWANCE - DEFERRED TAX ASSET

        For the year ended March 31, 1997      $   490,000     $      --     $   133,000(b)     $      --          $   623,000
        For the year ended March 31, 1998          623,000            --              --              623,000(c)            --
        For the year ended March 31, 1999             --              --      11,855,000                            11,855,000(c)


PROVISION FOR WARRANTY OBLIGATIONS

        For the year ended March 31, 1997      $   130,055     $   199,371     $      --          $      --          $   329,426
        For the year ended March 31, 1998          329,426            --            84,517(d)         244,909
        For the year ended March 31, 1999          244,909         157,091            --                 --              402,000

     (a) accounts receivable written off

     (b) Increase in allowance resulting from increased deferred tax asset

     (c) Reduction of allowance due to realization of deferred tax asset

     (d) Reduction of warranty obligations outstanding

                                                                           Page

(a) Documents filed as a part of this Report

    (1)  Consolidated Financial Statements filed as part of this Report:

         Index to the Financial Statements                                  F-1

         Report of Independent Accounts                                     F-2

         Report of Independent Certified Public Accountants                 F-3

         Consolidated Balance Sheet at March 31, 1999 and 1998              F-4

         Consolidated Statement of Operations for the years ended
            March 31, 1999, 1998 and 1997                                   F-5

         Consolidated Statement of Stockholders' Equity for the year
            ended March 31, 1999, 1998 and 1997                             F-6

         Consolidated Statement of Cash Flows for the year ended
            March 31, 1999, 1998 and 1997                                   F-7

         Notes to Consolidated Financial Statements                         F-8

    (2)  Financial statement schedules filed as part of this Report

    Schedule II           Valuation and Qualifying Accounts                 F-23

Schedules other than that mentioned above are omitted because the conditions requiring their filing do not exist, or because the information is provided in the financial statements filed herewith, including the notes thereto.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1999.

(c) The following Exhibits are included in this report:

Number    Description

 *3.1     Amended and Restated Certificate of Incorporation of the Company

**3.2     Bylaws of the Company, as amended

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

*10.1     Schick Technologies, Inc. 1996 Employee Stock Option Plan

*10.2     Schick  Technologies,  Inc.  1997 Stock  Option Plan for Non  Employee
          Directors

*10.3 Form of Non-Disclosure, Solicitation, Solicitation, Non-Competition and Inventions Agreements between Schick Technologies, Inc. and Named Executives of Schick Technologies, Inc.

*10.5 Service and License Agreement between Photobit, LLC and Schick Technologies, Inc. dated as of June 24, 1996

 10.9 Asset Purchase Agreement dated September 24, 1997 among Keystone Dental X-Ray, Inc., DisCovery X-Ray Corporation and Imaging Sciences, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K dated October 9, 1997.)

10.10 Secured Promissory Note between Schick Technologies, Inc. and DVI Financial Services, Inc., dated as of January 25, 1999

10.10 Allonge to Secured Promissory Note by and between Schick Technologies, Inc. and DVI Financial Services, Inc., dated as of March 4, 1999

10.12 Amended and Restated Promissory Note between Schick Technologies, Inc. and DVI Financial Services, Inc., as of July 30, 1999.

10.13     Security   Agreement  between  Schick   Technologies,   Inc.  and  DVI
          Affiliated Capital, dated January 25, 1999

10.14 Employment Agreement between Schick Technologies, Inc. and George C. Rough, Jr., dated February 25, 1999

10.15 Employment Agreement between Schick Technologies Inc. and David Schick, dated February 29, 2000.

10.16 Employment Letter Agreement between Schick Technologies Inc. and Zvi Raskin, dated February 6, 2000.

10.17 Employment Letter Agreement between Schick Technologies Inc. and Michael Stone, dated January 12, 2000.

10.18 Employment Letter Agreement between Schick Technologies Inc. and William F. Rogers, dated December 31, 1999.

10.19 Separation, Severance and General Release Agreement between Schick Technologies Inc. and Fred Levine, dated August 27, 1999.

10.20 Separation, Severance and General Release Agreement between Schick Technologies Inc. and Avi Itzhakov, dated August 20, 1999.

10.21 Loan Agreement, dated December 27, 1999, by and between Schick Technologies, Inc., a Delaware corporation, Schick Technologies, Inc., a New York corporation, and Greystone Funding Corporation ("Greystone"), a Virginia corporation. (Filed as Exhibit 1 to the Company's Current Report on Form 8-K dated December 27, 1999.)

10.22 Stockholders' Agreement, dated December 27, 1999, by and between Schick Technologies, Inc., a Delaware corporation, David B. Schick, Allen Schick and Greystone. (Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated December 27, 1999.)

10.23 Stock Purchase Agreement, dated December 27, 1999, by and between Schick Technologies, Inc., a Delaware corporation, and Greystone. (Filed as Exhibit 3 to the Company's Current Report on Form 8-K dated December 27, 1999.)

10.24 Form of Warrant Certificate Issued to Greystone to Purchase Shares of Common Stock of Schick Technologies, Inc., a Delaware corporation. (Filed as Exhibit 4 to the Company's Current Report on Form 8-K dated December 27, 1999.)

21        List of subsidiaries of Schick Technologies, Inc.

23.1      Consent of PricewaterhouseCoopers LLP

23.2      Consent of Grant Thornton LLP

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

** Filed as the same exhibit number as part of the registrant's Annual Report on 10-K for the year ended March 31, 1998, filed with the Securities and Exchange Commission on June 29, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Island City, State of New York, on March 20, 2000.

                                            SCHICK TECHNOLOGIES, INC


                                            By: /a/  David B. Schick
                                            --------------------------------

                                            David B. Schick
                                            Chairman of the Board and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2000.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David B. Schick and Zvi N. Raskin (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him in his name, place and stead to sign an Annual Report on Form 10-K of Schick Technologies, Inc, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Signature                                      Title
---------                                      -----

/s/ David B. Schick
--------------------------------               Chairman of the Board and Chief
David B. Schick                                  Executive Officer

/s/ Jeffrey Slovin
--------------------------------               Director and President
Jeffrey Slovin

/s/ Allen Schick
--------------------------------               Director
Allen Schick

/s/ Euval Barrekette
--------------------------------               Director
Euval Barrekette

/s/ Robert Barolak
--------------------------------               Director
Robert Barolak