Form 10-Q/A
period 1998-06-30
SCHICK TECHNOLOGIES INC
filed 2000-03-22
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION
================================================================================
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_]     No [X]

As of March 14, 2000, 10,136,113 shares of common stock, par value $.01 per share, were outstanding.

This amendment No. 1 on Form 10-Q/A (the "Amendment") amends and restates in full the disclosures made by the registrant, Schick Technologies, Inc. ("Schick", and together with its subsidiaries, the "Company"), in response to "Item 1. Financial Statements," "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 6(a). Exhibits" in its Form 10-Q as originally filed with the Securities and Exchange Commission (the "Commission") via Edgar transmission on August 13, 1998 (the "Original Filing"). The disclosures responsive to all other Items in the Original Filing are not affected by this Amendment but continue as set forth in the Original Filing without change. Notwithstanding the foregoing, the disclosures in the Original Filing, as amended by this Amendment, are subject to updating and supplementation by the disclosures contained in the filings made by the Company with the Commission for any period subsequent to the quarter ended June 30, 1998, covered by the Original Filing.

                            SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION:

         Item 1.    Financial Statements:

                    Consolidated Balance Sheets as of June 30, 1998
                    and March 31, 1998..........................................       Page 1

                    Consolidated Statements of Operations for the three
                    months ended June 30, 1998 and 1997.........................       Page 2

                    Consolidated Statements of Cash Flows for the three
                    months ended June 30, 1998 and 1997.........................       Page 3

                    Notes to Consolidated Financial Statements..................       Page 4

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................       Page 7

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk..       Page 10

PART II. OTHER INFORMATION:

         Item 1.    Legal Proceedings...........................................       Page 10

         Item 2.    Changes in Securities and Use of Proceeds ..................       Page 12

         Item 3.    Defaults Upon Senior Securities ............................       Page 12

         Item 6.    Exhibits and Reports on Form 8-K ...........................       Page 12

SIGNATURE.......................................................................       Page 13

EXHIBIT 27......................................................................       Page 14

PART I.  Financial Information
Item 1.  Financial Statements

                            Schick Technologies, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                        Assets                         June 30, 1998             March 31, 1998
                                                       -------------             --------------
                                               (As restated, Note 3)
Current assets
  Cash and cash equivalents                                 $  1,649                   $  6,217
  Short-term investments                                      13,933                     14,022
  Accounts receivable, net of allowance for doubtful
   accounts of  $656 and $200,  respectively                   8,565                     10,173
  Inventories                                                 15,023                     12,152
  Income taxes receivable                                        775                       --
  Prepayments and other current assets                           530                        746
                                                            --------                   --------

         Total current assets                                 40,475                     43,310

Equipment, net                                                 6,459                      5,801
Investments                                                    1,000                      1,000
Deferred tax asset                                              --                          349
Other assets                                                   1,265                      1,214
                                                            --------                   --------

         Total assets                                       $ 49,199                   $ 51,674
                                                            ========                   ========

        Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                     $  6,300                   $  7,010
  Accrued salaries and commissions                             1,438                      1,473
  Deferred revenue                                               339                        362
  Deposits from customers                                        442                        331
 Warranty obligations                                            258                        245
  Income taxes payable                                          --                          144
                                                            --------                   --------
         Total current liabilities                             8,777                      9,565

Commitments                                                     --                         --

Stockholders' equity
  Preferred stock ($.01 par value; 2,500,000 shares
   authorized, none issued and outstanding)                     --                         --
  Common stock ($.01 par value; 25,000,000 shares
   authorized; 9,992,566 and 9,992,057 shares issued
   and outstanding)                                              100                        100
  Additional paid-in capital                                  41,208                     41,204
  (Accumulated deficit) retained earnings                       (886)                       805
                                                            --------                   --------
         Total stockholders' equity                           40,422                     42,109

            Total liabilities and stockholders' equity      $ 49,199                   $ 51,674
                                                            ========                   ========


The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                     Three months ended June 30,
                                                     ---------------------------
                                                        1998             1997
                                                      --------         --------
                                                (As restated, Note 3)

Revenues, net                                         $ 10,439         $  6,040
Cost of sales                                            5,636            2,831
                                                      --------         --------
           Gross profit                                  4,803           3 ,209
                                                      --------         --------


Operating expenses
  Selling and marketing                                  3,938            1,795
  General and administrative                             1,275              878
  Research and development                               1,033              638
  Bad debt expense                                         456               --
  Patent litigation settlement                              --              600
                                                      --------         --------
     Total operating expenses                            6,702            3,911
                                                      --------         --------

     Loss from operations                               (1,899)            (702)
                                                      --------         --------

Other income (expense)
   Interest income                                         243               48
   Interest expense                                         --              (43)
                                                      --------         --------

     Total other income                                    243                5
                                                      --------         --------
     Loss before income taxes                           (1,656)            (697)
                                                      --------         --------

Provision for income taxes                                  35               --
                                                      --------         --------

Net loss                                              $ (1,691)        $   (697)
                                                      ========         ========


Basic loss per share                                  $  (0.17)        $  (0.09)
                                                      ========         ========


Diluted loss per share                                $  (0.17)        $  (0.09)
                                                      ========         ========



The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                               Three months ended June 30,
                                                               ---------------------------
                                                                    1998       1997
                                                                   -------    -------
                                                     (As restated, Note 3)
Cash flows from operating activities:
Net loss                                                           $(1,691)   $  (697)
Adjustments to reconcile net loss to net cash  (used in)
  provided by operating activities
   Depreciation and amortization                                       431        125
   Provision for bad debts                                             456         --
   Stock and option grant compensation                                  --          5
   Accrued interest on investments                                    (182)        14
Changes in assets and liabilities:
  Accounts receivable                                                1,152       (635)
  Inventories                                                       (2,871)    (2,183)
  Income taxes receivable                                             (775)        --
  Prepayments and other current assets                                 216         47
  Other assets                                                         (96)       (29)
  Deferred income taxes                                                349         --
  Accounts payable and accrued expenses                               (732)     3,312
  Income taxes payable                                                (144)        --
  Deferred revenue                                                     (23)        58
  Deposits from customers                                              111         (6)
  Accrued interest on notes payable                                     --         39
                                                                   -------    -------
             Net cash (used in) provided by operating activities    (3,799)        50
                                                                   -------    -------

Cash flows from investing activities:
  Purchases of held-to-maturity investments                         (1,196)      (101)
  Proceeds from maturities of held-to-maturity investments           1,466        642
  Capital expenditures                                              (1,043)      (663)
                                                                   -------    -------
           Net cash used in investing activities                      (773)      (122)
                                                                   -------    -------

Cash flows from financing activities:
  Proceeds from exercise of common stock options                         4         --
  Deferred offering costs                                               --       (977)
  Principal payments on capital lease obligations                       --         (5)
                                                                   -------    -------
          Net cash provided by (used in) financing activities            4       (982)
                                                                   -------    -------

Net decrease  in cash and cash equivalents                          (4,568)    (1,054)
Cash and cash equivalents at beginning of period                     6,217      1,710
                                                                   -------    -------

Cash and cash equivalents at end of period                         $ 1,649    $   656
                                                                   =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
             Notes to Consolidated Financial Statements (unaudited)
               (in thousands, except share and per share amounts)

1.   Basis of Presentation

     The consolidated financial statements of Schick Technologies, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q, and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 1998 included in the Company's Annual Report on Form 10-K, and Amendment No. 1 thereto.

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

2.   Inventories

     Inventories at June 30, 1998 and March 31, 1998 are comprised of the following:

                                                 June 30, 1998   March 31, 1998
                                                 -------------   --------------
Raw materials ................................   $       6,904   $        7,108
Work-in-process ..............................           4,648            3,466
Finished goods ...............................           3,471            1,578
                                                 -------------   --------------
            Total inventories ................   $      15,023   $       12,152
                                                 =============   ==============

3.   Restatement

     The Company's previously reported results of operations for the three months ended June 30, 1998 have been restated to reflect certain prior period adjustments. The effects of these adjustments, which correct the Company's accounting for revenue recognition, allowances for sales returns and bad debts in the three months ended June 30, 1998, are set forth in the following table:


                                                                June 30, 1998
                                                                -------------

     Revenue ...........................................           $(5,541)
     Cost of sales .....................................             1,581
                                                                   -------

     Gross profit (loss) ...............................            (3,960)
     Total operating expenses ..........................              (162)
                                                                   -------

     Loss from operations ..............................            (4,122)
     Income tax benefit ................................               948
                                                                   -------
     Net loss ..........................................           $(3,174)
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

     Beginning in the second quarter ended September 30, 1998 and accelerating in the third quarter ended December 31, 1998, product returns and unpaid accounts receivable increased significantly. Certain of these returns and unpaid accounts receivable related to product shipments made during the first quarter ended June 30, 1998. The reasons for these significant increases in bad debts and product returns are believed to be: (a) a change in sensor and computer hardware technology announced early in the first quarter of fiscal 1999; (b) initial problems in servicing and installing orders for new CDR( systems; and (c) unsuccessful follow-up on accounts receivable. Resultant accounts receivable write-offs and provisions for returns exceeded the respective accounting reserves and allowances for bad debts and product returns. Management has reanalyzed the basis for its previous estimates and determined that insufficient provisions had been made in the first and second quarters of fiscal 1999.

     The Company has analyzed these economic factors and current and prior rates of returns and bad debts and has revised its current and projected estimates for product returns and bad debts accordingly.

     The previously reported results of operations for the three months ended June 30, 1998, as reported on Form 10-Q with the Securities and Exchange Commission, have been amended to reflect the above prior period adjustments. The results of such prior period adjustments, as compared with the Company's previously reported quarter, are set forth below.

                                                          Three months ended
                                                            June 30, 1998
                                                          ------------------
                                           As originally reported    As restated
                                           ----------------------    -----------

Revenues net ......................................    $   15,980    $   10,439
Cost of sales .....................................         7,217         5,636
                                                       ----------    ----------
Gross profit ......................................         8,763         4,803
Total operating expenses ..........................         6,540         6,702
                                                       ----------    ----------
Income (loss) from operations .....................         2,223        (1,899)
Total other income ................................           243           243
                                                       ----------    ----------
Income (loss) before taxes ........................         2,466        (1,656)
Provision for (benefit from)
 income taxes .....................................           983            35
                                                       ----------    ----------
Net income (loss) .................................    $    1,483    $   (1,691)
                                                       ==========    ==========
Basic earnings (loss) per share ...................    $     0.15    $    (0.17)
                                                       ==========    ==========
Diluted earnings (loss) per share .................    $     0.14    $    (0.17)
                                                       ==========    ==========

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

6.   Loss Per Share

     Effective December 31, 1997, the Company adopted statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. Loss per share for the three month period ended June 30, 1997 have been restated for the adoption of FAS 128. The adoption of FAS 128 did not have a significant impact on the loss per share for the three-month period ended June 30, 1997.

     The computation of basic and diluted loss per share for the three-month periods ended June 30, 1998 and 1997 are as follows:

                                                     Three months ended June 30,
                                                    ---------------------------
                                                       1998            1997
                                                    -----------     -----------
Net loss available to common
      stockholders .............................    $    (1,691)    $      (697)
                                                    ===========     ===========
Weighted average shares outstanding
      for basic and diluted loss per share .....      9,992,477       7,957,231
                                                    ===========     ===========

Basic and diluted loss per share ...............    $     (0.17)    $     (0.09)
                                                    ===========     ===========

7.   Subsequent Events

Investment in Photobit Corporation

     In September 1997, the Company purchased a minority interest of 5%, for $1,000 in Photobit Corporation, a developer of complementary metal-oxide semiconductor ("CMOS"), APS imaging technology. In July 1998, the Company invested an additional $250 in Photobit Corporation, bringing its total investment in Photobit to $1,250. The Company is the exclusive licensee of the APS technology for medical applications and utilizes the technology in its bone-mineral density assessment device and certain components of its computed dental x-ray imaging system. The Company carries the investment at cost. In September 1999, the Company sold 250,000 shares of Photobit stock for $1,000 and recorded an investment gain of approximately $565.

Bridge Note Payable

     Effective July 30, 1999, the Company secured an extension to the secured promissory note it initially issued in March 1999 for $5,000. Pursuant to the amended and restated note, the principal of the note was increased to $6,222. The increase in the principal amount resulted from the conversion of certain trade payables owed to the third party lender into the principal balance of the note. The amended and restated note bears interest at the rate of prime plus two and one-half percent per annum. Interest on the note is payable monthly and the note is secured by the Company's tangible and intangible assets. The principal is payable in quarterly installments of $1,000 commencing December 31, 1999. The Company is also required to make additional principal payments equal to 25% of the net proceeds of any equity or debt financing or asset sale (other than sales of inventory in the ordinary course of business) to the extent that 25% of such proceeds exceeds the $1,000 principal installment due at the end of the quarter in which the financing or asset sale is completed. In connection with the amended and restated note, the Company issued 650,000 warrants to the note-holder. The warrants are exercisable for a period of 5 years and each have an exercise price of $2.19. The Company is not in compliance with certain financial covenants, and other terms and provisions contained in the extended bridge loan and is currently in the process of refinancing the obligation.

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

Greystone Funding Corporation

     In December 1999, the Company entered into a Loan Agreement (the "Loan Agreement") with Greystone Funding Corporation ("Greystone") to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. Pursuant to the Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued to Greystone and its designees, warrants to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.75 per share. The Company agreed to issue to Greystone or its designees warrants to purchase an additional 2,000,000 shares at an exercise price of $0.75 per share in connection with a cash payment of $1 million by Greystone to the Company in consideration of a sale of Photobit stock by the Company to Greystone. The sale of the Photobit stock was made subject to a right of first refusal held by Photobit and its founders. By letter dated February 17, 2000, counsel for Photobit informed the Company that Photobit considers the Company's sale of its shares to Greystone to be void on the basis of the Company's purported failure to properly comply with Photobit's right of first refusal.

     On March 17, 2000, the Company and Greystone entered into an Amended and Restated Loan Agreement effective as of December 27, 1999 (the "Amended Loan Agreement") pursuant to which Greystone agreed to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. The $1 million cash payment to the Company was converted as of December 27, 1999 into an initial advance of $1,000,000 under the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued warrants to Greystone and its designees, inclusive of those warrants previously issued under the Loan Agreement, to purchase 5,000,000 shares of the Company's Common Stock at an exercise price of $0.75 per share, exercisable at any time after December 27, 1999. Under the Amended Loan Agreement, the Company also issued to Greystone or its designees warrants (the "Additional Warrants") to purchase an additional 13,000,000 shares of common stock, which Additional Warrants will vest and be exercisable at a rate of two shares of Common Stock for each dollar advanced under the Amended Loan Agreement in excess of the initial draw of $1,000,000. Any Additional Warrants which do not vest prior to expiration or surrender of the line of credit will be forfeited and canceled. In connection with the Greystone secured credit facility, effective as of February 15, 2000, DVI Financial Services, Inc., the Company's senior lender, consented to the Company's grant to Greystone of a second priority lien encumbering the Company's assets, under and subject in priority and right of payment to all liens granted by the Company to DVI.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "believes," "may," "will likely result," "estimates," "projects," "anticipates," "expects" or similar expressions and variations thereof are intended to identify such forward-looking statements. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include dependence on products, competition, the changing economic and competitive conditions in the medical and dental digital radiography markets, dependence on key personnel, dependence on distributors, ability to manage growth, fluctuation in results and seasonality, regulatory approvals, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, need for additional financing and further risks and uncertainties, including those detailed in the Company's other filings with the Securities and Exchange Commission.

General

     The Company designs, develops and manufactures digital imaging systems and devices for the dental and medical markets. In the field of dentistry, the Company has developed, and currently manufactures and markets, an intra-oral digital radiography system. The Company has also developed a bone mineral density assessment device, which was introduced in December of 1997, to assist in the diagnosis of osteoporosis. The Company is also developing a radiographic imaging device for digital mammography and has commenced development of a general digital radiography device for intended use in various applications.

Results of Operations

     Net revenue for the three months ended June 30, 1998 (the first quarter of fiscal 1999) increased $4.4 million (73%) to $10.4 million from $6.0 million during the comparable period of fiscal 1998. The revenue growth is due to increased sales of the Company's CDR(R) dental product and to sales of its accuDEXA(TM) bone density assessment device. The accuDEXA was introduced during the third quarter of fiscal 1998, and did not contribute significantly to revenues until the first quarter of fiscal 1999.

     Fiscal 1999 revenues were negatively affected by a rate of return for the Company's products shipped during the first quarter of fiscal 1999 which was higher than the historical return rate for the Company's products. Product returns related to first quarter shipments were generally returned by customers to the Company in the second and third quarters. In addition, revenues were negatively affected by an increase in reserves for goods which may be returned in the future. Provisions for returns are comprised of actual returns and estimates for future returns.

     On a net of returns basis, in the first quarter of fiscal 1999, CDR represented approximately $7.2 million (69%) of the Company's sales and accuDEXA represented approximately $3.2 million (31%) of the Company's sales.

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

     The Company also experienced a higher than normal rate of returns of accuDEXA units. The Company believes that these returns are due to several factors, including the following:

     First, shipments of accuDEXA experienced a higher than normal failure rate due to shipping damage, as well as humidity and temperature sensitivity of several components in the initial design of the product. The Company has taken steps to address these problems and believes that failure rates relating to such damage and sensitivity have dropped significantly. In this regard, the Company currently expects to implement a number of additional improvements to accuDEXA, to further increase reliability, in the first half of fiscal 2001.

     Second, the Company initiated a change in its sales policy which affected accuDEXA sales made from May 1998 through November 1998. During this time, the Company waived its customary 10% deposit charged to customers prior to shipment of goods. In December 1998, the Company changed its credit policy requiring prepayment from non-dealer customers.

     Cost of sales for the three months ended June 30, 1998 increased $2.8 million (99%) to $5.6 million (54% of net revenue) from $2.8 million (47% of net revenue) for the comparable period of fiscal 1998.

     In general,  cost of goods was increased by additional  direct and indirect
labor  costs,  increased  warranty   expenditures,   increased  material  costs,
increased royalty costs for certain goods and increased overhead.

     Selling & Marketing expenses for the three months ended June 30, 1998, increased $2.2 million (119%) to $4.0 million (38% of net revenue) from $1.8 million (30% of net revenue) for the comparable period of fiscal 1998. This increase was attributable principally to the hiring and training of new sales representatives as the Company continued to increase the size of its national sales force and its promotional programs to obtain greater market awareness and to develop market strategies for new products.

     General and administrative expenses for the three months ended June 30, 1998, increased $0.4 million (45%) to $1.3 million (12% of net revenue) from $0.9 million (14% of net revenue) for the comparable period of fiscal 1998. General and administrative cost increases were attributable to increased administrative expenditures, primarily the hiring of administrative personnel.

     Bad debt expense included an increase of $456 thousand for reserves for doubtful accounts. The reserve for doubtful accounts was restated for the first quarter of fiscal 1999 due to reevaluation of collection information related to sales in the first quarter of fiscal 1999

     Research and development expenses for the three months ended June 30, 1998, increased $0.4 million (62%) to $1.0 million (10% of net revenue) from $0.6 million (11% of net revenue) for the comparable period of fiscal 1998. The increase in spending reflects costs associated with the research and development of mammography and panoramic x-ray systems and the hiring of additional research and development personnel.

     In July 1997, the Company, in connection with the settlement of certain pending patent litigation involving a United States patent directed to a display for digital dental radiographs, was granted a worldwide, non-exclusive fully paid license covering such patent in consideration for a payment by the Company of $0.6 million. The Company expensed that license fee during the quarter ended June 30, 1997.

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

Liquidity and Capital Resources

     Net proceeds from the July 1997 IPO were approximately $33.5 million. At June 30, 1998, the Company had $1.6 million in cash and cash equivalents, $13.9 million in short-term investments and $31.7 million in working capital compared to $6.2 million in cash and cash equivalents, $14.0 million in short-term investments and $33.7 million in working capital at March 31, 1998.

     During the three months ended June 30, 1998, cash used in operations was $3.8 million compared to $50 thousand provided by operations during the comparable period of fiscal 1998. The increased cash used in operations is primarily attributable to increases in the Company's inventory levels. The increase in inventory of $2.9 million from $12.2 million at March 31, 1998 to $15.0 million at June 30, 1998 is primarily attributable to the unsold (or returned) CDR and accuDEXA units.

     The Company's capital expenditures during the three-month period ended December 31, 1998 were in the amount of $1.0 million. Such expenditures included leasehold improvements, computers, and production equipment.

     In spite of the Company's cost reductions, refinancing and tightening of credit, there can be no assurance that the Company will achieve profitability or generate sufficient working capital to permit its continuation as a going concern. Management currently believes that existing capital resources, which have been diminished as a result of losses in fiscal 1999, and sources of credit, including the Greystone credit facility, are adequate to meet its current cash requirements. The ability of the Company to satisfy its cash requirements is dependent in part on the Company's ability to attain adequate sales and profit levels and to control warranty obligations by increasing warranty revenues and reducing warranty costs, and to collect its accounts receivable on a timely basis. However, if the Company's cash needs are greater than anticipated or the restructuring of the bridge note payable is not completed, or the company does not satisfy drawdown conditions under the Amended Loan Agreement, the Company will be required to seek additional or alternative financing sources. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market risk

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

     III. In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings. The SEC has made a voluntary request for the production of certain documents. The Company intends to cooperate fully with the SEC staff and has provided responsive documents to it. The inquiry is in a preliminary stage and the Company cannot predict its potential outcome.

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

Item 3.  Defaults Upon Senior Securities

     DVI Financial Services, Inc. ("DVI") has provided the Company with loans and advances up to $6,222,000 in the aggregate (the "Bridge Loan"), which is secured by first priority liens on collateral consisting of all of the Company's now-owned and hereafter-acquired tangible and intangible personal property including, without limitation, cash, marketable securities, accounts receivable, inventories, contract rights, patents, trademarks, copyrights and other general intangibles, machinery, equipment and interests in real estate of the Company, together with all products and proceeds thereof. The Company is not in compliance with certain financial covenants and other terms and provisions contained in the Bridge Loan. The Company and DVI have entered into a commitment letter for the restructuring of its Bridge Loan.

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

                                         SCHICK TECHNOLOGIES, INC.

                                              /s/  David Schick
                                         ---------------------------------
Date: March 20, 2000                     By: /S/ David B. Schick
                                         David B. Schick
                                         Chief Executive Officer

                                             /s/  Ronald Rosner
                                         ---------------------------------
                                         By: /S/ Ronald Rosner
                                         Controller
                                         (Principal Financial Officer)