Form 10-Q/A
period 1998-09-30
SCHICK TECHNOLOGIES INC
filed 2000-03-22
CIK 1014507

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

This amendment No. 1 on Form 10-Q/A (the "Amendment") amends and restates in full the disclosures made by the registrant, Schick Technologies, Inc. ("Schick", and together with its subsidiaries, the "Company"), in response to "Item 1. Financial Statements," "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 6(a). Exhibits" in its Form 10-Q as originally filed with the Securities and Exchange Commission (the "Commission") via Edgar transmission on November 16, 1998 (the "Original Filing"). The disclosures responsive to all other Items in the Original Filing are not affected by this Amendment but continue as set forth in the Original Filing without change. Notwithstanding the foregoing, the disclosures in the Original Filing, as amended by this Amendment, are subject to updating and supplementation by the disclosures contained in the filings made by the Company with the Commission for any period subsequent to the three and six month periods ended September 30, 1998, covered by the Original Filing.


================================================================================

                            SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION:

         Item 1.    Financial Statements:

                    Consolidated Balance Sheets as of September 30, 1998
                    and March 31, 1998..........................................               Page 1

                    Consolidated Statements of Operations for the three and six
                    months ended September 30, 1998 and 1997....................               Page 2

                    Consolidated Statements of Cash Flows for the six
                    months ended September 30, 1998 and 1997....................               Page 3

                    Notes to Consolidated Financial Statements..................               Page 4

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................               Page 6

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk..               Page 9

PART II. OTHER INFORMATION:

         Item 1.    Legal Proceedings...........................................               Page 10

         Item 2.    Changes in Securities and Use of Proceeds ..................               Page 11

         Item 3.    Defaults Upon Senior Securities ............................               Page 11

         Item 6.    Exhibits and Reports on Form 8-K ...........................               Page 11

SIGNATURE.......................................................................               Page 12

EXHIBIT 27......................................................................               Page 13

PART I.  Financial Information
Item 1.  Financial Statements

                            Schick Technologies, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                        Assets                           September 30, 1998     March 31, 1998
                                                         ------------------    ---------------
                                                       (As restated, Note 3)
Current assets
  Cash and cash equivalents                                 $         2,409    $         6,217
  Short-term investments                                              7,069             14,022
  Accounts receivable, net of allowance for doubtful
   accounts of $938 and $200, respectively                            8,215             10,173
  Inventories                                                        18,326             12,152
  Income taxes receivable                                             2,297               --
  Prepayments and other current assets                                  611                746
                                                            ---------------    ---------------
         Total current assets                                        38,927             43,310

Equipment, net                                                        7,207              5,801
Investments                                                           1,250              1,000
Deferred tax asset                                                     --                  349
Other assets                                                          1,266              1,214
                                                            ---------------    ---------------


         Total assets                                       $        48,650    $        51,674
                                                            ===============    ===============

        Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                     $         8,378    $         7,010
  Accrued salaries and commissions                                    1,203              1,473
  Deferred revenue                                                      373                362
  Deposits from customers                                               536                331
  Warranty obligations                                                  278                245
  Income taxes payable                                                 --                  144
                                                            ---------------    ---------------


         Total current liabilities                                   10,768              9,565


Commitments                                                            --                 --

Stockholders' equity
  Preferred stock ($.01 par value; 2,500,000 shares
   authorized, none issued and outstanding)                            --                 --
  Common stock ($.01 par value; 25,000,000 shares
   authorized; 9,996,123 and 9,992,057 shares issued
   and outstanding)                                                     100                100
  Additional paid-in capital                                         41,208             41,204
  (Accumulated deficit) retained earnings                            (3,426)               805
                                                            ---------------    ---------------
         Total stockholders' equity                                  37,882             42,109

            Total liabilities and stockholders' equity      $        48,650    $        51,674
                                                            ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (unaudited)

                                            Three months             Six months
                                         ended September 30,     ended September 30,
                                        --------------------    --------------------
                                          1998        1997        1998        1997
                                        --------    --------    --------    --------
                                   (As restated,           (As restated,
                                         Note 3)                 Note 3)
Revenues, net                           $ 12,309    $  8,224    $ 22,748    $ 14,264
Cost of sales                              8,004       3,867      13,640       6,698
                                        --------    --------    --------    --------
           Gross profit                    4,305       4,357       9,108       7,566
                                        --------    --------    --------    --------

Operating expenses
  Selling and marketing                    4,359       2,088       8,297       3,884
  General and administrative               1,513         854       2,788       1,731
  Research and development                   833         968       1,866       1,607
  Bad debt expense                           282        --           738        --
  Patent litigation settlement              --          --          --           600
                                        --------    --------    --------    --------
     Total operating expenses              6,987       3,910      13,689       7,822
                                        --------    --------    --------    --------

    Income (loss) from operations         (2,682)        447      (4,581)       (256)
                                        --------    --------    --------    --------

Other income (expense)
   Interest income                           186         449         429         498
   Interest expense                           (6)         (8)         (6)        (51)
                                        --------    --------    --------    --------

     Total other income                      180         441         423         447
                                        --------    --------    --------    --------

     Income (loss)before income taxes     (2,502)        888      (4,158)        191
                                        --------    --------    --------    --------

Provision (benefit)for income taxes           35        (122)         70        (122)
                                        --------    --------    --------    --------


Net income (loss)                       $ (2,537)   $  1,010    $ (4,228)   $    313
                                        ========    ========    ========    ========


Basic earnings (loss) per share         $  (0.25)   $   0.10    $  (0.42)   $   0.03
                                        ========    ========    ========    ========

Diluted earnings (loss) per share       $  (0.25)   $   0.10    $  (0.42)   $   0.03
                                        ========    ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                              Six months ended
                                                               September 30,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
                                                         (As restated,
Cash flows from operating activities:                       Note 3)
Net income (loss)                                          $ (4,228)   $    313
Adjustments to reconcile net income (loss) to net cash
  used in operating activities
   Depreciation and amortization                                604         298
   Provision for bad debts                                      738        --
   Warranty obligations                                          33        --
   Stock and option grant compensation                         --            11
   Accrued interest on investments                             --           (37)
Changes in assets and liabilities:
  Accounts receivable                                         1,220      (2,160)
  Inventories                                                (6,174)     (4,573)
  Income taxes receivable                                    (2,297)       --
  Prepayments and other current assets                          133         (41)
  Other assets                                                  232         (59)
  Deferred income taxes                                        --          (122)
  Accounts payable and accrued expenses                       1,097       3,376
  Income taxes payable                                         (144)       --
  Deferred revenue                                               11         107
  Deposits from customers                                       205         (62)
  Accrued interest on notes payable                            --           102)
                                                           --------    --------
Net cash used in operating activities                        (8,570)     (3,051)
                                                           --------    --------
Cash flows from investing activities:
  Capitalization of software development costs                 --           (39)
  Purchases of held-to-maturity investments                 (10,759)    (15,440)
  Proceeds from maturities of held-to-maturity
   investments                                               17,712       1,434
  Business acquisition                                         --        (1,450)
  Purchase of minority interest in Photobit Corporation        (250)       (994)
  Capital expenditures                                       (1,944)     (1,886)
                                                           --------    --------
     Net cash provided by (used) in investing activities      4,759     (18,375)
                                                           --------    --------
Cash flows from financing activities:
  Proceeds from sale of common stock                           --        33,548
  Repayment of notes payable                                   --        (1,513)
  Proceeds from exercise of common stock options                  3        --
  Principal payments on capital lease obligations              --           (11)
                                                           --------    --------
    Net cash provided by financing activities                     3      32,024
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents         (3,808)     10,598
Cash and cash equivalents at beginning of period              6,217       1,710
                                                           --------    --------
Cash and cash equivalents at end of period                 $  2,409    $ 12,308
                                                           ========    ========



The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
             Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------
               (in thousands, except share and per share amounts)

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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three and six months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year ending March 31, 1999.

     The  consolidated  financial  statements  of the Company,  at September 30,
     1998,   include  the   accounts  of  the  Company  and  its  wholly   owned
     subsidiaries. All significant intercompany balances have been eliminated.

2.   Inventories

     Inventories at September 30, 1998 and March 31, 1998 are comprised of the following:

                                         September 30, 1998    March 31, 1998
                                         ------------------    --------------
     Raw materials ..................         $ 6,190             $ 7,108
     Work-in-process ................           6,050               3,466
     Finished goods .................           6,086               1,578
                                              -------             -------

           Total inventories ........         $18,326             $12,152
                                              =======             =======


3.  Restatement

     The Company's previously reported results of operations for the three and six-month periods ended September 30, 1998 have been restated to reflect certain prior period adjustments. The Company's previously reported results of operations for the three months ended June 30, 1998 have also been restated to reflect certain prior period adjustments. The effects of these adjustments to correct the accounting for revenue recognition, and reserves and allowances for sales returns and bad debts for the three and six month periods ended September 30, 1998, are set forth in the following table:

                                                 Three months    Six months
                                                      Ended September 30
                                                    1998            1998
                                                   -------         -------
     Revenue ..............................        $(1,927)        $(7,468)
     Cost of sales ........................         (1,069)            512
                                                   -------         -------
     Gross profit .........................         (2,996)         (6,956)

     Total operating expenses .............            221              59
                                                   -------         -------
     Loss from operations .................         (2,775)         (6,897)

     Income tax benefit ...................             68           1,016
                                                   -------         -------
     Net loss .............................        $(2,707)        $(5,881)
                                                   =======         =======

     Beginning in the second quarter ended September 30, 1998 and accelerating in the third quarter ended December 31, 1998, product returns and unpaid accounts receivable increased significantly. The reasons for these significant increases in bad debts and product returns are believed to be : (a) a change in sensor and computer hardware technology announced early in the first quarter of fiscal 1999; (b) initial problems in servicing and installing orders for new CDR(TM) systems; and (c) unsuccessful follow-up on accounts receivable. Resultant accounts receivable write-offs and provisions for returns exceeded the respective accounting reserves and allowances for bad debts and product returns. Management has reanalyzed the basis for its previous estimates and determined that insufficient provisions had been made in the first and second quarters of fiscal 1999.

     Revenues in the second quarter of fiscal 1999 were increased by the $3,295 shifted from the first quarter. Such increase was offset by the reversal of revenues in the amount of $1,998 related to consignment sales to distributors and shipments for which the customer did not accept delivery. In addition, $700 of revenues related to product shipments subject to trial periods was shifted from the second quarter to the third quarter of fiscal 1999. Revenues in the amount of $413 related to shipments of products subject to trial periods where the customer never confirmed acceptance of the product and subsequently returned the product were reversed. Revenues of $2,111 were reduced in the second quarter of 1999 resulting from the accrual of returns from the fourth quarter of 1999.

     The Company has analyzed these economic factors and current and prior rates of returns and bad debts and has revised its current and projected estimates for product returns and bad debts accordingly.

     The previously reported results of operations for the three and six months ended September 30, 1998, as reported on Form 10-Q with the Securities and Exchange Commission, have been amended to reflect the above prior period adjustments. The results of such prior period adjustments, as compared with on the Company's previously reported results for three and six month periods ended September 30, 1998, are set forth below.

                                     Three months ended      Six months ended
                                     September 30, 1998     September 30, 1998
                                     -------------------    -------------------
                                        As                     As
                                    originally     As      originally     As
                                     reported   restated    reported   restated
                                     --------   --------    --------   --------

Revenue ..........................   $ 14,236   $ 12,309    $ 30,216   $ 22,748

Cost of sales ....................      6,935      8,004      14,152     13,640
                                     --------   --------    --------   --------
Gross profit .....................      7,301      4,305      16,064      9,108

Total operating expenses .........      7,208      6,987      13,747     13,689
                                     --------   --------    --------   --------
Income (loss) from operations ....         93     (2,682)      2,317     (4,581)

Total other income ...............        180        180         422        423
                                     --------   --------    --------   --------
Income (loss) before taxes .......        273     (2,502)      2,739     (4,158)

Provision for income taxes .......        103         35       1,086         70
                                     --------   --------    --------   --------

Net income (loss) ................   $    170   $ (2,537)   $  1,653   $ (4,228)
                                     ========   ========    ========   ========
Basic earnings (loss) per share ..   $   0.02   $  (0.25)   $   0.17   $  (0.42)
                                     ========   ========    ========   ========
Diluted earnings (loss) per share    $   0.02   $  (0.25)   $   0.16   $  (0.42)
                                     ========   ========    ========   ========


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

     The  computation  of basic earnings  (loss) per share and diluted  earnings
(loss) per share for the three- and six-month periods ended September 31, 1998 and 1997 are as follows:

                                                    Three months ended             Six months ended
                                                       September 30,                 September 30,
                                                 --------------------------   --------------------------
                                                     1998           1997          1998           1997
                                                 -----------    -----------   -----------    -----------
Net income (loss) available to common
      stockholders ...........................   $    (2,537)   $     1,010   $    (4,228)   $       313
Weighted average shares outstanding
      for basic earnings (loss) per share ....     9,992,566      9,969,731     9,992,521      8,968,980
Dilutive effect of stock options and warrants           --          463,143          --          232,837
                                                 -----------    -----------   -----------    -----------
Weighted average shares outstanding
      for diluted earnings (loss) per share ..     9,992,556     10,432,874     9,992,521      9,201,817
Basic earnings (loss) per share ..............   $     (0.25)   $      0.10   $     (0.42)   $      0.03
                                                 ===========    ===========   ===========    ===========
Diluted earnings (loss) per share ............   $     (0.25)   $      0.10   $     (0.42)   $      0.03
                                                 ===========    ===========   ===========    ===========

7.   Investment in Photobit Corporation

     In September 1997, the Company purchased a minority interest of 5%, for $1,000 in Photobit Corporation, a developer of complementary metal-oxide semiconductor ("CMOS"), APS imaging technology. On July 14, 1998, the Company invested an additional $250 in Photobit Corporation, bringing its total investment in Photobit to $1,250. The Company is the exclusive licensee of the APS technology for medical applications and utilizes the technology in its bone-mineral density assessment device and certain components of its computed dental x-ray imaging system. The Company carries the investment at cost. No dividends were paid on this investment. In September 1999, the Company sold 250,000 shares of Photobit stock for $1,000 and recorded an investment gain of approximately $565.

8.   Subsequent Events

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

Results of Operations

     Net revenue for the three months ended September 30, 1998 increased $4.1 million (50%) to $12.3 million from the comparable period of fiscal 1998. Net revenue for the six months ended September 30, 1998, increased $8.5 million (59%) to $22.7 million from $14.3 million during the comparable period of fiscal 1998. The revenue growth is due to increased sales of the Company's CDR(R) dental product and to sales of its accuDEXA(TM) bone density assessment device. The accuDEXA was introduced during the third quarter of fiscal 1998, and did not contribute significantly to revenues until the first and second quarters of fiscal 1999.

     Fiscal 1999 revenues were negatively affected by a rate of return for the Company's products shipped during the first six months of fiscal 1999, which was higher than the historical return rate for the Company's products. Products returns relating to products shipped during the first and second quarters of fiscal 1999, which were generally returned in the second and third quarters. In addition, revenues were negatively affected by an increase in reserves for goods which may be returned in the future. Provisions for returns are comprised of actual returns and estimates for future returns.

     On a net of returns basis, for the six months ended September 30, 1998, CDR represented approximately $12.5 million (55%) of the Company's sales and accuDEXA represented approximately $10.2 million (45%) of the Company's sales.

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

     Second, the Company's single user CDR System requires minimal installation. Commencing in September 1998, the Company initiated a program in coordination with its computer supplier, in which the supplier installed all single-user CDR Systems. As a result of logistical problems in implementing this program, the supplier's installations experienced significant delays, which led to a higher than normal rate of return for single user systems shipped in this period. Starting in January 1999, the Company resumed direct management of its single user CDR installations.

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

     Cost of sales for the three months ended September 30, 1998 increased $4.1 million (107%) to $8.0 million (65% of net revenue) from $3.9 million (47% of net revenue) for the comparable period of fiscal 1998. Cost of sales for the six months ended September 30, 1998, increased $6.9 million (104%) to $13.6 million (60% of net revenues) from $6.7 million (47% of net revenues) during the comparable period of fiscal 1998. In general, cost of goods was increased by additional direct and indirect labor costs, increased warranty expenditures, increased material costs, increased royalty costs for certain goods and increased overhead.

     Selling and Marketing expenses for the three months ended September 30, 1998, increased $2.3 million (109%) to $4.4 million (35% of net revenue) from $2.1 million (25% of net revenue) for the comparable period of fiscal 1998. Selling and marketing expenses for the six months ended September 30, 1998, increased $4.4 million (114%) to $8.3 million (36% of net revenue) from $3.9 million (27% of net revenue) during the comparable period of fiscal 1998. The increase was due to increases in direct selling expenses in the CDR and accuDEXA product lines attributable principally to the hiring and training of new sales representatives as the Company continued to increase the size of its national sales force and its promotional programs to obtain greater market awareness and to develop market strategies for new products.

     General and administrative expenses for the three months ended September 30, 1998, increased $0.7 million (77%) to $1.5 million (12% of net revenue) from $0.9 million (10% of net revenue) for the comparable period of fiscal 1998. General and administrative expenses for the six months ended September 30, 1998, increased $1.1 million (61%) to $2.8 million (12% of net revenue) from $1.7 million (12% of net revenue) during the comparable period of fiscal 1998. General and administrative cost increases were attributable to increased administrative expenditures, primarily the hiring of administrative personnel.

     Bad debt expenses included $738 thousand for reserves for doubtful accounts. The reserve for doubtful accounts was restated for the first and second quarters of fiscal 1999 due to reevaluation of collections information related to sales in the first and second quarter of fiscal 1999.

     Research and development expenses for the three months ended September 30, 1998, decreased $0.1 million (14%) to $0.8 million (6% of net revenue) from $0.9 million (12% of net revenue) for the comparable period of fiscal 1998. Research and development expenses for the six months ended September 30, 1998, increased $ 0.3 million (15%) to $1.9 million (7% of net revenue) from $1.6 million (11% of net revenue) for the comparable period of fiscal 1998. The decrease in costs for the three-month period ended September 30, 1998 primarily reflects lower spending on testing materials and services and the transfer of research and development employees to the quality control department.

     Interest income decreased to $180 thousand in the three months ended September 30, 1998 from $449 thousand in the comparable period of fiscal 1998. Interest income for the six months ended September, 30 1998 decreased to $429 thousand from $498 thousand for the comparable period of fiscal 1998. The decrease is attributable to lower cash balances and investments in short-term interest-bearing securities that were purchased with the proceeds of the Company's July 1997 Initial Public Offering (the "IPO"). Interest expense of $51 thousand for the six month period ended September 31,1997 was principally attributable to a loan from Merck & Co. Inc. that was repaid upon consummation of the IPO.

Liquidity and Capital Resources

     Net proceeds from the July 1997 IPO were approximately $33.5 million. At September 30, 1998, the Company had $2.4 million in cash and cash equivalents, $7.1 million in short-term investments and $28.2 million in working capital compared to $6.2 million in cash and cash equivalents, $14.0 million in short-term investments and $33.7 million in working capital at March 31, 1998.

     During the six months ended September 30, 1998, cash used in operations was $8.6 million compared to $3.1 million used in operations during the comparable period of fiscal 1998. The increased cash used in operations is primarily attributable to increases in the Company's inventory levels. Accounts receivable decreased from $10.2 million at March 31, 1998 to $8.2 million at September 30, 1998 due to increases in sales returns and provisions for bad debts. The increase in inventory of $6.2 million from $12.2 million at March 31, 1998 is primarily attributable to the unsold (or returned) CDR and accuDEXA units. During fiscal 1999, the Company has made estimated tax payments and anticipates receiving a refund of approximately $1.7 million and expects a $600 thousand refund claim resulting from the net operating loss carryback generated in the current period.

     The Company's capital expenditures during the six-month period ended December 31, 1998 were in the amount of $1.9 million. Such expenditures included leasehold improvements, computers, and production equipment.

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

                                           SCHICK TECHNOLOGIES, INC.

Date: March 20, 2000                       By: /S/ David  Schick
                                           David B. Schick
                                           Chief Executive Officer


                                           By: /S/ Ronald Rosner
                                           Ronald Rosner
                                           Controller
                                           (Principal Financial Officer)