Form 10-Q/A
period 1998-12-31
SCHICK TECHNOLOGIES INC
filed 2000-03-23
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 1998.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________ to
     _______________.

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

This amendment No. 1 on Form 10-Q/A (the "Amendment") amends and restates in full the disclosures made by the registrant, Schick Technologies, Inc. ("Schick", and together with its subsidiaries, the "Company"), in response to "Item 1. Financial Statements," "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 6(a). Exhibits" in its Form 10-Q as originally filed with the Securities and Exchange Commission (the "Commission") via Edgar transmission on February 23, 1999 (the "Original Filing"). The disclosures responsive to all other Items in the Original Filing are not affected by this Amendment but continue as set forth in the Original Filing without change. Notwithstanding the foregoing, the disclosures in the Original Filing, as amended by this Amendment, are subject to updating and supplementation by the disclosures contained in the filings made by the Company with the Commission for any period subsequent to the quarter ended December 31, 1998, covered by the Original Filing.

================================================================================

                            SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION:

         Item 1.    Financial Statements:

                    Consolidated Balance Sheets as of December 31, 1998 and
                    March 31, 1998  ...........................................................    Page 1

                    Consolidated Statements of Operations for the three and nine
                    months ended December 31, 1998 and 1997 ...................................    Page 2

                    Consolidated Statements of Cash Flows for the nine
                    months ended December 31, 1998 and 1997  ..................................    Page 3

                    Notes to Consolidated Financial Statements  ...............................    Page 4

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..................................................    Page 7

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................    Page 10

PART II. OTHER INFORMATION:

         Item 1.    Legal Proceedings..........................................................   Page 10

         Item 2.    Changes in Securities and Use of Proceeds..................................   Page 12

         Item 3.    Defaults Upon Senior Securities............................................   Page 12

         Item 6.    Exhibits and Reports on Form 8-K...........................................   Page 12

SIGNATURE......................................................................................   Page 13

EXHIBIT 27.....................................................................................   Page 14

PART I.   Financial Information

Item 1.  Financial Statements

                            Schick Technologies, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                     December 31, 1998     March 31, 1998
                                                                     -----------------    ---------------
                                                                   (As restated, Note 3)
                                                                        (unaudited)
                    Assets
Current assets
    Cash and cash equivalents ......................................   $         1,376    $         6,217
    Short-term investments .........................................             3,359             14,022
    Accounts receivable, net of allowance for doubtful
      accounts of  $2,748 and $200 respectively ....................             7,925             10,173
    Inventories ....................................................            15,408             12,152
    Income taxes receivable ........................................             3,092                 --
    Prepayments and other current assets ...........................               566                746
                                                                       ---------------    ---------------
                  Total current assets .............................            31,726             43,310
Equipment, net .....................................................             7,980              5,801
Investments ........................................................             1,250              1,000
Deferred tax asset .................................................                --                349
Other assets .......................................................             1,384              1,214
                                                                       ---------------    ---------------
                  Total assets .....................................   $        42,340    $        51,674
                                                                       ===============    ===============
                   Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable and accrued expenses ..........................   $        11,206    $         7,010
    Accrued salaries and commissions ...............................               974              1,473
   Deferred revenue ................................................               483                362
    Deposits from customers ........................................               227                331
    Warranty obligations ...........................................               366                245
    Income taxes payable ...........................................                --                144
   Capital lease obligations, current ..............................                74                 --
                                                                       ---------------    ---------------
                  Total current liabilities ........................            13,330              9,565

Capital lease obligations ..........................................               101                 --
                                                                       ---------------    ---------------
          Total liabilities ........................................            13,431              9,565
                                                                       ---------------    ---------------
Commitments ........................................................                --                 --
Stockholders' equity
    Preferred stock ($.01 par value; 2,500,000 shares
      authorized, none issued and outstanding) .....................                --                 --
    Common stock ($.01 par value; 25,000,000 shares
      authorized; 10,052,488 and 9,992,057 shares issued
      and outstanding) .............................................               100                100
    Additional paid-in capital .....................................            41,236             41,204
    (Accumulated deficit) retained earnings ........................           (12,427)               805
                                                                       ---------------    ---------------
                  Total stockholders' equity .......................            28,909             42,109

                        Total liabilities and stockholders' equity .   $        42,340    $        51,674
                                                                       ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                          Three months ended December 31,   Nine months ended December 31,
                                          -------------------------------   ------------------------------
                                                1998            1997            1998            1997
                                            ------------    ------------    ------------    ------------
                                            (As restated                   (As restated,
                                                 Note 3)                         Note 3)

Revenue, net ............................   $     15,540    $     11,912    $     38,288    $     26,176
                                            ------------    ------------    ------------    ------------
Cost of sales ...........................         12,031           5,529          25,671          12,227
Excess and obsolete inventory ...........          2,741              --           2,741              --
                                                            ------------    ------------    ------------
Total cost of sales .....................         14,772           5,529          28,412          12,227
                                            ------------    ------------    ------------    ------------
                      Gross profit ......            768           6,383           9,876          13,949
Operating expenses:
    Selling and marketing ...............          5,457           2,903          13,754           6,787
    General and administrative ..........          2,209           1,192           4,997           2,923
    Research and development ............            907           1,289           2,773           2,896
    Bad debt expenses ...................          1,810              --            2548              --
    Patent litigation settlement ........             --              --              --             600
                                            ------------    ------------    ------------    ------------
          Total operating expenses ......         10,383           5,384          24,072          13,206
                                            ------------    ------------    ------------    ------------
          Income (loss) from operations .         (9,615)            999         (14,196)            743
                                            ------------    ------------    ------------    ------------
Other income (expense)
      Interest income ...................             48             360             477             858
      Interest expense ..................             (2)            (26)             (8)            (77)
                                            ------------    ------------    ------------    ------------
              Total other income ........             46             334             469             781
                                            ------------    ------------    ------------    ------------
          Income (loss) before income tax         (9,569)          1,333         (13,727)          1,524
                                            ------------    ------------    ------------    ------------
Provision (benefit) for income taxes ....           (565)            108            (495)            (14)
                                            ------------    ------------    ------------    ------------
Net income (loss) .......................   ($     9,004)   $      1,225    ($    13,232)   $      1,538
                                            ============    ============    ============    ============
Earnings (loss) per share ...............   ($      0.90)   $       0.12    ($      1.32)   $       0.17
                                            ============    ============    ============    ============

Earnings (loss) per share -
      assuming dilution .................   ($      0.90)   $       0.12    ($      1.32)   $       0.16
                                            ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                   Nine months ended December 31,
                                                                   ------------------------------
                                                                        1998            1997
                                                                    ------------    ------------
                                                               (As restated, Note 3)
Cash flows from operating activities:
Net income (loss) ...............................................   $    (13,232)   $      1,538
Adjustments to reconcile net loss to net cash  (used in)
    provided by operating activities
      Depreciation and amortization .............................          1,359             570
      Stock and option grant compensation .......................             --              15
      Accrued interest on investments ...........................             --            (436)
      Provision for doubtful accounts ...........................           2548              --
         Provision for excess and obsolete inventory ............           1810              --
         Warranty obligations ...................................            121              --
Changes in assets and liabilities:
    Accounts receivable .........................................           (300)         (4,993)
    Inventories .................................................         (5,066)         (6,128)
       Income taxes receivable ..................................         (3,092)             --
    Prepayments and other current assets ........................            180             (41)
    Other assets ................................................           (270)            (73)
    Deferred income taxes .......................................            349            (434)
    Accounts payable and accrued expenses .......................          3,697           3,994
    Income taxes payable ........................................           (144)            420
    Deferred revenue ............................................            121             189
    Deposits from customers .....................................           (104)             44
    Accrued interest on notes payable ...........................             --            (102)
                                                                    ------------    ------------
              Net cash used in operating activities .............        (12,023)         (5,437)
                                                                    ------------    ------------
Cash flows from investing activities:
    Investment in capitalized software ..........................             --             (70)
    Purchases of available-for-sale investments .................             --              --
    Purchases of held-to-maturity investments ...................        (10,561)        (15,518)
    Proceeds from maturities of held-to-maturity investments ....         21,224           1,444
    Business acquisition ........................................             --          (1,450)
    Purchase of minority interest in Photobit Corporation .......           (250)         (1,000)
    Capital expenditures ........................................         (3,438)         (2,816)
                                                                    ------------    ------------
              Net cash provided by (used in) investing activities          6,975         (19,410)
                                                                    ------------    ------------
Cash flows from financing activities:
    Net proceeds from issuance and sale of common stock .........             --          33,608
    Net proceeds from issuance and sale of common stock and
      warrants ..................................................             32              --
    Repayment of notes payable ..................................             --          (1,513)
    Proceeds of capital lease obligations .......................            175              --
    Principal payments on capital lease obligations .............             --            (109)
                                                                    ------------    ------------
              Net cash provided by financing activities .........            207          31,986
                                                                    ------------    ------------
Net increase in cash and cash equivalents .......................         (4,841)          7,139
Cash and cash equivalents at beginning of period ................          6,217           1,710
                                                                    ------------    ------------
Cash and cash equivalents at end of period ......................   $      1,376    $      8,849
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

2.   Inventories

     Inventories at December 31, 1998 and March 31, 1998 are comprised of the following:

                                             December 31, 1998    March 31, 1998
                                             -----------------   ---------------
Raw materials .............................   $         4,849    $         7,108
Work-in-process ...........................             6,022              3,466
Finished goods ............................             6,347              1,578
Reserve for slow moving/obsolete ..........            (1,810)                --
                                              ---------------    ---------------
            Total inventories .............   $        15,408    $        12,152
                                              ===============    ===============

3.   Restatement

     The Company's previously reported results of operations for the three and nine month periods ended December 31, 1998 have been restated to reflect certain prior period adjustments. The Company's previously reported results of operations for the three months ended June 30, 1998, and for the three and six months ended September 30, 1998 have also been restated to reflect certain prior period adjustments. The effects of these adjustments to correct the accounting for revenue recognition, and reserves and allowances for sales returns and bad debts in the three and nine month periods ended December 31, 1998 are set forth in the following table.

                                                     Three months   Nine months
                                                          ended December 31
                                                       1998              1998
                                                      -------           -------
Revenue ....................................          $(1,550)          $(9,018)
Cost of sales ..............................              501             1,013
                                                      -------           -------
Gross profit ...............................           (1,049)           (8,005)
                                                      -------           -------

Total operating expenses ...................               --                59
                                                      -------           -------
Loss from operations .......................           (1,049)           (7,946)

Income tax benefit .........................               --                --
                                                      -------           -------

Net loss ...................................          $(1,049)          $(7,946)
                                                      =======           =======

     Beginning in the second quarter ended September 30, 1998 and accelerating in the third quarter ended December 31, 1998, product returns and unpaid accounts receivable increased significantly. The reasons for significant increases in bad debts and product returns are believed to be: (a) a change in sensor and computer hardware technology announced early in the first quarter of fiscal 1999; (b) initial problems in servicing installations orders for new CDR(R) systems; and
(c) unsuccessful follow-up on accounts receivable. Resultant accounts receivable charge-offs and provisions for returns exceeded the respective accounting reserves and allowances for bad debts and product returns. Management has reanalyzed the basis for its previous estimates and determined that insufficient provisions had been made in the first and second quarters of fiscal 1999 and that additional provisions for bad debts and product returns are needed in the period ended December 31, 1998.

     Adjustments to revenues in the third quarter of fiscal 1999 include an increase of $700 related to the revenues shifted from the second quarter. Revenues in the amount of $353 were recognized during the third quarter for consignment sales to distributors. These revenues were recognized upon payment by the respective distributor. These increases in revenues were offset by $90 of revenues related to product shipments subject to trial periods, which were shifted to the fourth quarter of 1999. Revenues in the amount of $357, related to shipments of products subject to trial periods where the customer never confirmed acceptance of the product and subsequently returned the products were reversed. Revenues of $2,149 were reduced in the third quarter of 1999 resulting from the accrual of returns from the fourth quarter of 1999.

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

     The previously reported results of operations for the three and nine months ended December 31, 1998, as reported on Forms 10-Q with the Securities and Exchange Commission, have been amended to reflect the above prior period adjustments. The results of such prior period adjustments, as compared with the Company's previously reported results for three and nine-month periods ended December 31, 1998, are set forth below.

                                                                 Three months ended      Nine months ended
                                                                 December 31, 1998       December 31, 1998
                                                             ----------------------- -----------------------
                                                                 As                      As
                                                             originally              originally
                                                              reported   As restated  reported   As restated
                                                             ---------   ----------- ---------   -----------
Revenue ...................................................   $ 17,090    $ 15,540    $ 43,179    $ 38,288
Total cost of sales .......................................     15,273      14,772      29,530      28,912
                                                              --------    --------    --------    --------
Gross profit ..............................................      1,817         768      13,649       9,876

Total operating expenses ..................................     10,383      10,383      24,534      24,072
                                                              --------    --------    --------    --------
Loss from operations ......................................     (8,566)     (9,615)    (10,885)    (14,196)

Total other income ........................................         46          46         469         469
                                                              --------    --------    --------    --------
Loss before taxes .........................................     (8,520)     (9,569)    (10,416)    (13,727)

Benefit for income taxes ..................................       (565)       (565)       (495)       (495)
                                                              --------    --------    --------    --------
Net income loss ...........................................   $ (7,955)   $ (9,004)   $ (9,921)   $(13,232)
                                                              ========    ========    ========    ========
                  Basic earnings and diluted loss per share   $  (0.80)   $  (0.90)   $  (0.99)   $  (1.32)
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

     The computation of basic earnings per share and diluted earnings per share for the three- and nine-month periods ended December 31, 1998 and 1997 are as follows:

                                                         Three months                    Nine months
                                                       ended December 31,            ended December 31,
                                                 ----------------------------  ----------------------------
                                                     1998            1997           1998            1997
                                                 ------------    ------------   ------------    ------------
Net income available to common
      stockholders ...........................   $     (9,004)   $      1,225   $    (13,232)   $      1,538
Weighted average shares outstanding
      for basic earnings per share ...........     10,002,987       9,981,154      9,996,023       9,307,598
Dilutive effect of stock options and warrants              --         438,183             --         301,534
                                                 ------------    ------------   ------------    ------------
Weighted average shares outstanding
      for diluted earnings per share .........     10,002,987      10,281,278      9,996,023       9,609,132
Basic earnings per share .....................   $      (0.90)   $       0.12   $      (1.32)   $       0.17
                                                 ============    ============   ============    ============
Diluted earnings per share ...................   $      (0.90)   $       0.12   $      (1.32)   $       0.16
                                                 ============    ============   ============    ============


7.   Subsequent Events

Investment in Photobit Corporation

     In September 1997, the Company purchased a minority interest of 5%, for $1,000, in Photobit Corporation, a developer of complementary metal-oxide semiconductor ("CMOS"), APS imaging technology. On July 14, 1998, the Company invested an additional $250 in Photobit Corporation, bringing its total investment in Photobit to $1,250. The Company is the exclusive licensee of the APS technology for medical applications and utilizes the technology in its bone-mineral density assessment device and certain components of its computed dental x-ray imaging system. The Company carries the investment at cost. In September 1999, the Company sold 250,000 shares of Photobit stock for $1,000 and recorded an investment gain of approximately $565.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "believes," "may," "will likely result," "estimates," "projects," "anticipates," "expects" or similar expressions and variations thereof are intended to identify such forward-looking statements. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include risks relating to recent substantial operating losses, dependence on financing, dependence on products, competition, the changing economic and competitive conditions in the medical and dental digital radiography markets, dependence on key personnel, dependence on distributors, ability to manage growth, fluctuation in results and seasonality, regulatory approvals, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, need for additional financing and further risks and uncertainties, including those detailed in the Company's other filings with the Securities and Exchange Commission.

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

Results of Operations

     Net revenue for the three months ended December 31, 1998 increased $3.6 million (30%) to $15.5 million from $11.9 million during the comparable period of fiscal 1998. Net revenue for the nine months ended December 31, 1998, increased $12.1 million (46%) to $38.3 million from $26.2 million during the comparable period of fiscal 1998. The revenue growth is due to increased sales of the Company's CDR(R) dental product and accuDEXA(R) bone density assessment device. The accuDEXA was introduced during the third quarter of fiscal 1998, and did not contribute significantly to revenues until the first and second quarters of fiscal 1999.

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

     The following table depicts the effect of returns upon the Company's net revenues in the third fiscal quarter of 1999.

                                                                   (In Millions)

Gross Revenues: ..................................................    $  24.3
Sales Returns and Allowances: ....................................    $  (8.8)
                                                                      -------
Net Revenue: .....................................................    $  15.5
                                                                      =======

     Provisions for returns are comprised of actual returns and estimates for future returns.

     On a net of returns basis, in the third quarter of fiscal 1999, accuDEXA represented approximately $2.5 million (16%) of the Company's sales and CDR represented approximately $13.0 million (84%) of the Company's sales.

     The rate of returns in fiscal 1999 increased significantly over 1998. The increased return rate for CDR is believed to be attributable to several factors, including the following:

     Firstly, the Company experienced technical problems in transitioning its CDR product line from CCD sensors to APS sensors. Shipments of the Company's initial version of its new APS sensor for the CDR product, which were primarily delivered from April 1998 through August 1998, exhibited a high failure rate and other technical problems. The Company has provided for replacements of systems shipped during this period where practical and provided for anticipated returns for units which were not upgradeable. In September 1998, the Company began shipping a new version of the APS sensor which has exhibited a lower failure rate than the initial version. Management anticipates that the aforementioned problem has been resolved and all returns associated therewith have been provided for.

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

     Total cost of sales for the three months ended December 31, 1998 increased $9.2 million (167%) to $14.7 million (95% of net revenue) from $5.5 million (46% of net revenue) for the comparable period of fiscal 1998. Total cost of sales for the nine months ended December 31, 1998, increased $16.2 million (132%) to $28.4 million (74% of net revenues) from $12.2 million (47% of net revenues) during the comparable period of fiscal 1998.

     Total cost of sales was impacted by an increase in reserves for obsolete inventory, which was due primarily to changes in technology, including sensors, cameras and associated electronics, and the Company's phase-out of production of its CCD Sensors (as well as its first generation APS Sensors) in favor of its new APS Sensors. In addition, the Company moved forward with the development of a new intra-oral dental camera to replace the CDRCam(R) product. As a result, the Company took reserves against inventory associated with these products.

     In general,  cost of goods was increased by additional  direct and indirect
labor  costs,  increased  warranty   expenditures,   increased  material  costs,
increased royalty costs for certain goods and increased overhead.

     Selling and Marketing expenses for the three months ended December 31, 1998, increased $2.6 million (88%) to $5.5 million (35% of net revenue) from $2.9 million (24% of net revenue) for the comparable period of fiscal 1998. Selling and marketing expenses for the nine months ended December 31, 1998, increased $7.0 million (103%) to $13.8 million (36% of net revenue) from $6.8 million (26% of net revenue) during the comparable period of fiscal 1998. The increase was due to increases in direct selling expenses in the CDR and accuDEXA product lines. The Company continued to expand its sales forces during the third quarter of fiscal 1999, to a total of 125 at the end of the third quarter. In addition, expenses were affected by the cost of two major dental industry trade shows which occurred during the third quarter of fiscal 1999. In January 1999, the Company reduced the number of its direct salespersons to 98.

     General and administrative expenses for the three months ended December 31, 1998, increased $1.0 million (85%) to $2.2 million (14% of net revenue) from $1.2 million (10% of net revenue) for the comparable period of fiscal 1998. General and administrative expenses for the nine months ended December 31, 1998, increased $2.1 million (71%) to $5.0 million (13% of net revenue) from $2.9 million (11% of net revenue) during the comparable period of fiscal 1998. General and administrative cost increases were attributable to increased administrative expenditures.

     Bad debt expenses included an increase of $1.8 million for reserves for doubtful accounts due to reevaluation of collection information related to sales in the first and second quarter of fiscal 1999.

     Research and development expenses for the three months ended December 31, 1998, decreased $0.4 million (30%) to $0.9 million (6% of net revenue) from $1.3 million (11% of net revenue) for the comparable period of fiscal 1998. Research and development expenses for the nine months ended December 31, 1998, decreased $ 0.1 million (4%) to $2.8 million (7% of net revenue) from $2.9 million (11% of net revenue) for the comparable period of fiscal 1998. The decrease in costs for the three-month period ended December 31, 1998 primarily reflects lower spending on testing materials and services and the transfer of research and development employees to the quality control department.

     Interest income decreased to $48 thousand in the three months ended December 31, 1998 from $360 thousand in the comparable period of fiscal 1998. Interest income for the nine months ended December 31, 1998 decreased to $477 thousand from $858 thousand for the comparable period of fiscal 1998. The decrease is attributable to lower cash balances and investments in short-term interest-bearing securities that were purchased with the proceeds of the Company's July 1997 Initial Public Offering (the "IPO"). Interest expense of $77 thousand for the six month period ended December 31, 1997 was principally attributable to a loan from Merck & Co. Inc. that was repaid upon consummation of the IPO.

Liquidity and Capital Resources

     Net proceeds from the July 1997 IPO were approximately $33.5 million. At December 31, 1998, the Company had $1.4 million in cash and cash equivalents, $3.4 million in short-term investments and $18.4 million in working capital compared to $6.2 million in cash and cash equivalents, $14.0 million in short-term investments and $33.7 million in working capital at March 31, 1998.

     During the nine months ended December 31, 1998, cash used in operations was $12.0 million compared to $5.4 million used in operations during the comparable period of fiscal 1998. The increased cash used in operations is primarily attributable to increases in the Company's inventory. Accounts receivable decreased from $10.2 million at March 31, 1998 to $7.9 million at December 31, 1998 due to increases in allowances for doubtful accounts. The increase in inventory of $3.3 million from $12.1 million at March 31, 1998 to $15.4 million at December 31, 1998 is primarily attributable to the unsold (or returned) CDR and accuDEXA units. The Company has made estimated tax payments and anticipates receiving a refund of approximately $1.7 million and expects a $600 thousand refund claim resulting from the net operating loss carryback generated in the current period.

     The Company's capital expenditures during the nine-month period ended December 31, 1998 were in the amount of $3.4 million. Such expenditures included leasehold improvements, computers, and production equipment.

     In spite of the Company's cost reductions, refinancing and tightening of credit, there can be no assurance that the Company will achieve profitability or generate sufficient working capital to permit its continuation as a going concern. Management currently believes that existing capital resources, which have been diminished as a result of losses in fiscal 1999, and sources of credit, including the Greystone credit facility, are adequate to meet its current cash requirements. The ability of the Company to satisfy its cash requirements is dependent in part on the Company's ability to attain adequate sales and profit levels and to control warranty obligations by increasing warranty revenues and reducing warranty costs, and to collect its accounts receivable on a timely basis. However, if the Company's cash needs are greater than anticipated or the restructuring of the bridge note payable is not completed, the Company will be required to seek additional or alternative financing sources. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

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

     The lawsuit in the United States was filed in March 1996 by Trophy S.A., Trophy Radiology, Inc., a United States subsidiary of Trophy S.A. (`Trophy Inc.') and the named inventor on the patent in suit, Francis Mouyen, a French citizen. The suit was brought in the United States District Court for the Eastern District of New York, and alleges that the Company's CDR(R) system infringes United States Patent No. 4,593,400 (the '400 patent'), which is related to the patents in the French lawsuit. Trophy S.A., Trophy Inc. and Mouyen are seeking a permanent injunction and unspecified damages, including damages for purported lost profits, enhanced damages for the Company's purported willful infringement and an award of attorney fees. The Company believes that the lawsuit is without merit and is vigorously defending it. The Company's counsel in the United States suit has issued a formal opinion that the CDR system does not infringe the 400 patent.

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

     III.In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings. The SEC has made a voluntary request for the production of certain documents. The Company intends to cooperate fully with the SEC staff and has provided responsive documents to it. The inquiry is in a preliminary stage and the Company cannot predict its potential outcome.

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

Item 3.  Defaults Upon Senior Securities

     DVI Financial Services, Inc. ("DVI") has provided the Company with loans and advances up to $6,222 in the aggregate (the "Bridge Loan"), which is secured by first priority liens on collateral consisting of all of the Company's now-owned and hereafter-acquired tangible and intangible personal property including, without limitation, cash, marketable securities, accounts receivable, inventories, contract rights, patents, trademarks, copyrights and other general intangibles, machinery, equipment and interests in real estate of the Company, together with all products and proceeds thereof. The Company is not in compliance with certain financial covenants and other terms and provisions contained in the Bridge Loan. The Company and DVI have entered into a commitment letter for the restructuring of its Bridge Loan.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     (27) Financial Data Schedule (Filed in electronic format only) or its designee

                            SCHICK TECHNOLOGIES, INC.

                                    SIGNATURE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SCHICK TECHNOLOGIES, INC.

Date: March 22, 2000                      By: /S/ David B. Schick
                                          David B. Schick
                                          President and
                                          Chief Executive Officer

                                          By: /S/ Ronald Rosner
                                          Ronald Rosner
                                          Controller
                                          (Principal Financial Officer)