Form 10-Q
period 1999-06-30
SCHICK TECHNOLOGIES INC
filed 2000-03-24
CIK 1014507

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ] No [X]

As of March 14, 2000, 10,136,113 shares of common stock, par value $.01 per share, were outstanding.

================================================================================

                            SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

              Consolidated Balance Sheets as of June 30, 1999 and
              March 31, 1999 ............................................................    Page 1

              Consolidated Statements of Operations for the three
              months ended June 30, 1999 and 1998 .......................................    Page 2

              Consolidated Statements of Cash Flows for the three
              months ended June 30, 1999 and 1998  ......................................    Page 3

              Notes to Consolidated Financial Statements  ...............................    Page 4

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations  ................................................    Page 7

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................    Page 10

PART II. OTHER INFORMATION:

     Item 1.  Legal Proceedings..........................................................    Page 10

     Item 2.  Changes in Securities and Use of Proceeds  ................................    Page 12

     Item 3.  Defaults Upon Senior Securities............................................    Page 12

     Item 4.  Submission of Matters to a Vote of Security Holders........................    Page 12

     Item 5.  Other Information..........................................................    Page 12

     Item 6.  Exhibits and Reports on Form 8-K...........................................    Page 12

SIGNATURES    ...........................................................................    Page 13

EXHIBIT 27    ...........................................................................    Page 14

PART I.  Financial Information
Item 1.  Financial Statements

                            Schick Technologies, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                        June 30,   March 31,
                                                                            1999        1999
                                                                            ----        ----
                            Assets
Current assets
       Cash and cash equivalents                                        $  1,451    $  1,415
       Short-term investments                                                 --         360
       Accounts receivable, net of allowance for doubtful accounts of
         $4,102 and $4,512 respectively                                    2,931       4,205
       Inventories                                                         9,004      10,686
       Income taxes receivable                                               392       2,720
       Prepayments and other current assets                                  270         321
                                                                        --------    --------
                    Total current assets                                  14,048      19,707
Equipment, net                                                             6,751       7,221
Investments                                                                1,250       1,250
Other assets                                                                 971       1,208
                                                                        --------    --------
                    Total assets                                        $ 23,020    $ 29,386
                                                                        ========    ========

Liabilities and Stockholders' Equity
Current liabilities
       Accounts payable and accrued expenses                            $  6,935    $  8,946
       Bridge note payable                                                 5,000       5,000
       Accrued salaries and commissions                                      856       1,296
       Deferred revenue                                                      502         564
       Deposits from customers                                               702         513
       Warranty obligations                                                  359         402
       Capital lease obligations, current                                     86          84
                                                                        --------    --------
                    Total current liabilities                             14,440      16,805
Capital lease obligations                                                     21          45
                    Total liabilities                                     14,461      16,850
                                                                        --------    --------
Commitments and contingencies
Stockholders' equity
       Preferred stock ($.01 par value; 2,500,000
           Shares authorized, none issued and outstanding)                    --          --
       Common stock ($.01 par value; 25,000,000 shares authorized:
           10,059,384 shares issued and outstanding)                         101         101
       Additional paid-in capital                                         41,236      41,236
       Accumulated deficit                                               (32,778)    (28,801)
                                                                        --------    --------
                    Total stockholders' equity                             8,559      12,536
                                                                        --------    --------

                    Total liabilities and stockholders' equity          $ 23,020    $ 29,386
                                                                        ========    ========

The accompanying notes are an integral part of these consolidated financial statements

Schick Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except share amounts)
                                                                Three months
                                                                ------------
                                                                Ended June 30
                                                             1999          1998
                                                         --------      --------

Revenues, net                                            $  7,238      $ 10,439
                                                         --------      --------
Cost of sales                                               5,264         5,636
Excess and obsolete inventory                                 498            --
                                                         --------      --------
Total cost of sales                                         5,762         5,636
                                                         --------      --------
              Gross profit                                  1,476         4,803
                                                         --------      --------

Operating expenses
              Selling and marketing                         2,778         3,938
              General and administrative                    1,710         1,275
              Research and development                        884         1,033
              Bad debt expense                                 --           456
                                                         --------      --------
              Total operating expenses                      5,372         6,702
                                                         --------      --------
              Loss from operations                         (3,896)       (1,899)

Other (expense) income
              Interest income                                  13           243
              Interest expense                                (94)           --
                                                         --------      --------
              Total other (expense) income                    (81)          243
                                                         --------      --------
              Loss before income taxes                     (3,977)       (1,656)
              Provision for income taxes                       --            35
                                                         --------      --------
              Net loss                                   $ (3,977)     $ (1,691)
                                                         ========      ========
              Basic and diluted loss per share           $  (0.40)     $  (0.17)
                                                         ========      ========


The accompanying notes are an integral part of these consolidated financial statements

Schick Technologies, Inc.
Consolidated Statement of Cash Flows
(In thousands, except share amounts)

                                                                    Three months ended
                                                                     ------------------
                                                                           June 30
                                                                       1999       1998
                                                                       ----       ----
Cash flows from operating activities
      Net loss                                                      $(3,977)   $(1,691)
      Adjustments to reconcile net loss to
         net cash used in operating activities
          Depreciation and amortization                                 550        431
          Provision for excess and obsolete inventory                   498         --
          Provision for doubtful accounts                                --        456
          Accrued interest on investments                                --       (182)
          Changes in assets and liabilities
              Accounts receivable                                     1,274      1,152
              Inventories                                             1,184     (2,871)
              Income tax receivable                                   2,328       (775)
              Prepayments and other current assets                       51        216
              Other assets                                              224        (96)
              Deferred income taxes                                      --        349
              Accounts payable and accrued expenses                  (2,451)      (732)
              Income taxes payable                                       --       (144)
              Deferred revenue                                          (62)       (23)
              Deposits from customers                                   189        111
              Warranty obligations                                      (43)        --
                                                                    -------    -------

              Net cash used in operating activities                    (235)    (3,799)
                                                                    -------    -------

Cash flows from investing activities
      Purchases of held-to-maturity investments                          --     (1,196)
      Proceeds from maturities of held-to-maturity investments          360      1,466
      Capital expenditures                                              (67)    (1,043)
                                                                    -------    -------

              Net cash (used in) provided by investing activities       293       (773)
                                                                    -------    -------

Cash flows from financing activities
      Proceeds from exercise of common stock options                     --          4
      Principal payments of capital lease obligations                   (22)        --
                                                                    -------    -------

              Net cash provided by (used in) financing activities       (22)         4
                                                                    -------    -------

Net increase (decrease) in cash and cash equivalents                     36     (4,568)
Cash and cash equivalents at beginning of period                      1,415      6,217
                                                                    -------    -------
Cash and cash equivalents at end of period                          $ 1,451    $ 1,649
                                                                    =======    =======

The accompanying notes are an integral part of these consolidated financial statements

                            Schick Technologies, Inc.
             Notes to Consolidated Financial Statements (unaudited)
               (in thousands, except share and per share amounts)

1.   Basis of Presentation

     The consolidated financial statements of Schick Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q, and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 1999 included in the Company's Annual Report on Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year ending March 31, 2000.

     The consolidated financial statements of the Company, at June 30, 1999, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

     During the quarter ending June 30, 1999, the Company continued to incur operating losses and has a deficiency in working capital. In spite of the Company's cost reductions, refinancing and tightening of credit, there can be no assurance that the Company will achieve profitability or generate sufficient working capital to permit its continuation as a going concern. The ability of the Company to satisfy its cash requirements is dependent in part on the Company's ability to attain adequate sales and profit levels and to control warranty obligations by increasing warranty revenues and reducing warranty costs, and to collect its accounts receivable on a timely basis. Management currently believes that existing capital resources, which have been diminished as a result of losses in fiscal 1999 and the first three months of fiscal 2000, and sources of credit, including the Greystone credit facility, are adequate to meet its current cash requirements. However, if the Company's cash needs are greater than anticipated, the restructuring of the bridge note payable is not completed or the Company does not satisfy drawdown conditions under the Gerystone credit facility, the Company will be required to seek additional or alternative financing sources. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

2.   Inventories

     Inventories at June 30, 1999 and March 31, 1999 are comprised of the following:

                                                     June 30, 1999         March 31, 1999
                                                     -------------         --------------
Raw materials........................................    $ 3,178               $ 3,657
Work-in-process......................................      7,869                 7,598
Finished goods.......................................      3,893                 4,897
Reserve for slow moving/obsolete.....................     (5,936)               (5,466)
                                                         -------               -------
            Total inventories........................    $ 9,004              $ 10,686
                                                         =======               =======

3.   Loss Per Share

     The computation of basic and diluted loss per share for the three months ended June 30, 1999 and 1998 are as follows:

                                                   Three months ended June 30,
                                                   ---------------------------
                                                        1999           1998
                                                        -----          -----
Net loss available to common  stockholders ...    $      (3,977)    $    (1,691)
                                                  =============     ===========

Weighted average shares outstanding
   for basic and diluted loss per share ......       10,059,384       9,992,477
                                                  =============     ===========

Basic and diluted loss per share .............    $       (0.40)    $     (0.17)
                                                  =============     ===========

4.   Commitments and Contingencies

Employment Agreements

     On or subsequent to December 31, 1999 the Company entered into employment agreements with four executive officers. These agreements provide for monthly base salaries which, when annualized, aggregate $710 in executive compensation and for benefits. In addition, certain of the Company's agreements provide for the issuance of common stock and/or common stock options to the executives, which generally vest ratably over the term of the agreements (2-3 years). Additionally, certain executives may earn bonus compensation based upon the specific terms of the respective agreements, as defined.

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

SEC Investigation and Other

     In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings. The SEC has made a voluntary request for the production of certain documents. The Company intends to cooperate fully with the SEC staff and has provided responsive documents to it. In addition, investigators associated with the U.S. Attorney's Office have made inquires of certain former employees, apparently in connection with the same event. The inquiries are in a preliminary stage and the Company cannot predict their potential outcome.

Litigation

     During fiscal 1999, several shareholder class action lawsuits were filed against the Company. In May 1999, a consolidated and amended class action complaint was filed naming the Company, certain of its officers and former officers and various third parties as defendants. The complaint alleges that certain defendants issued false and misleading statements concerning the Company's publicly reported earnings in violation of the federal securities laws. The complaint seeks certification of a class of persons who purchased the Company's common stock between July 1, 1997 and February 19, 1999, inclusive, and does not specify the amount of damages sought. The Company intends to defend itself vigorously against such allegations and believes the claims to be without merit. As these actions are in their preliminary stages, the Company is unable to predict the ultimate outcome of these claims. The outcome, if unfavorable, could have a material adverse effect on the financial position and results of operations of the Company.

     During 1996, the Company was named as defendant in patent infringement litigation commenced by a competitor in the United States and France. The Company is vigorously defending itself against such allegations and believes the claims to be without merit. The Company has filed a countersuit against the competitor for infringement of a U.S. Patent which has been exclusively licensed to the Company. The Company has obtained a formal opinion of intellectual property counsel that its products do not infringe on the competitor's U.S. patent. The Company has filed motions for Summary Judgment seeking the dismissal of the action in the United States. Such motions are currently pending. The Company is unable to predict the ultimate outcome of this litigation. The outcome, if unfavorable, could have a material adverse effect on the financial position and results of operations of the Company. No provision has been made for any potential losses at June 30, 1999 as the range of potential loss, if any, cannot be reasonably estimated.

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

5.   Subsequent Events

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

Bridge Note Payable

     Effective July 30, 1999, the Company secured an extension to the secured promissory note it initially issued in March 1999 for $5,000. Pursuant to the amended and restated note, the principal of the note was increased to $6,222. The increase in the principal amount resulted from the conversion of certain trade payables owed to the third party lender into the principal balance of the note. The amended and restated note bears interest at the rate of prime plus two and one-half percent per annum. Interest on the note is payable monthly and the note is secured by the Company's tangible and intangible assets. The principal is payable in quarterly installments of $1,000 commencing December 31, 1999. The Company is also required to make additional principal payments equal to 25% of the net proceeds of any equity or debt financing or asset sale (other than sales of inventory in the ordinary course of business) to the extent that 25% of such proceeds exceeds the $1,000 principal installment due at the end of the quarter in which the financing or asset sale is completed. In connection with the amended and restated note, the Company issued 650,000 warrants to the note-holder. The warrants are exercisable for a period of 5 years and each has an exercise price of $2.19. The Company is not in compliance with certain financial covenants, and other terms and provisions contained in the extended bridge loan and is currently in the process of restructuring the obligation.

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

     On March 17, 2000, the Company and Greystone entered into an Amended and Restated Loan Agreement effective as of December 27, 1999 (the "Amended Loan Agreement") pursuant to which Greystone agreed to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. The $1 million cash payment to the Company was converted as of December 27, 1999 into an initial advance of $1 million under the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued warrants to Greystone and its designees, consisting of those warrants previously issued under the Loan Agreement, to purchase 5,000,000 shares of the Company's Common Stock at an exercise price of $0.75 per share, exercisable at any time after December 27, 1999. Under the Amended Loan Agreement, the Company also issued to Greystone or its designees warrants (the "Additional Warrants") to purchase an additional 13,000,000 shares of common stock, which Additional Warrants will vest and be exercisable at a rate of two shares of Common Stock for each dollar advanced under the Amended Loan Agreement in excess of the initial draw of $1 million. Any Additional Warrants which do not vest prior to expiration or surrender of the line of credit will be forfeited and canceled. In connection with the Greystone secured credit facility, effective as of February 15, 2000, DVI Financial Services, Inc., the Company's senior lender, consented to the Company's grant to Greystone of a second priority lien encumbering the Company's assets, under and subject in priority and right of payment to all liens granted by the Company to DVI.


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

General

     The Company designs, develops and manufactures digital imaging systems and devices for the dental and medical markets. In the field of dentistry, the Company has developed, and currently manufactures and markets, an intra-oral digital radiography system. The Company has also developed a bone mineral density assessment device, which was introduced in December of 1997, to assist in the diagnosis of osteoporosis. The Company is also developing a digital mammography device, and has commenced development of a general digital radiography device for intended use in various applications.

Results of Operations

     Net revenues for the three months ended June 30, 1999 decreased $3.2 million (31%) to $7.2 million from $10.4 million during the comparable period of fiscal 1999. The decrease in revenue is due to lower sales of the Company's CDR(R) dental product and accuDEXA(TM) bone density assessment device. Fiscal 2000 revenues were negatively affected by reduced marketing activity for the Company's products, by reducing credit granting to select dealers, hospitals, universities and governmental agencies and, the Company believes, by the negative perception that existed in the marketplace concerning the Company's viability and long-term ability to upgrade and service its products. In the first quarter of fiscal 2000, accuDEXA represented approximately $1.4 million (19%) of the Company's net revenues and CDR represented approximately $5.8 million (81%) of the Company's net revenues as compared to $3.2 million (31%) and $7.2 million (69%) in the first quarter of fiscal 1999 for accuDEXA and CDR, respectively.

     The rate of returns in fiscal 2000 for the Company's CDR and accuDEXA products decreased significantly from that of 1999. The decreased return rate for CDR is believed to be attributable to several factors, including the following: First, during fiscal 1999, the Company resolved certain technical problems in transitioning its CDR product line from CCD sensors to APS sensors. Shipments of the Company's initial version of its new APS sensor for the CDR product, which were primarily delivered from April 1998 through August 1998, exhibited a high failure rate and other technical problems during fiscal 1999. The Company has provided for replacements of systems shipped during this period where practical and provided for anticipated returns for units which were not upgraded during fiscal 1999. In September 1998, the Company began shipping a new version of the APS sensor which has exhibited a lower failure rate than the initial version. Second, the Company's single user CDR System requires minimal installation. Commencing in September 1998, the Company initiated a program in coordination with its computer supplier, in which the supplier installed all single-user CDR Systems. As a result of logistical problems in implementing this program, the supplier's installations experienced significant delays, which led to a higher than normal rate of return for single user systems shipped in this period. Starting in January 1999, the Company resumed its original method of CDR installation and has since experienced a reduced rate of return.

     The Company also experienced decreased rate of returns of accuDEXA units. The Company believes the decrease in such returns is due to several factors, including the following: First, early shipments of accuDEXA experienced a higher than normal failure rate due to shipping damage, as well as humidity and temperature sensitivity of several components in the initial design of the product. The Company took steps to address these problems and believes that failure rates relating to such damage and sensitivity have dropped significantly. In this regard, the Company currently expects to implement a number of additional improvements to accuDEXA, to further increase reliability, in the first half of fiscal 2001. Second, the Company initiated a change in its sales policy which affected accuDEXA sales made from May 1998 through November 1998. During this time, the Company waived its customary 10% deposit charged to customers prior to shipment of goods. In December 1998, the Company changed its credit policy requiring prepayment from non-dealer customers.

     Total cost of sales for the three months ended June 30, 1999 increased $0.2 million (2%) to $5.8 million (80% of net revenue) from $5.6 million (54% of net revenue) from the comparable period of fiscal 1999. The increase in total cost of sales is primarily due to an increase in the provision for excess and obsolete inventory of $0.5 million resulting from changes in technology, including sensors, cameras and associated electronics, and the Company's phaseout of production of its CCD sensors (as well as its first generation APS Sensors) in favor of its new APS sensors, offset in part by lower direct and indirect labor costs, warranty expenditures, material costs, royalty costs and overhead costs as a result of decreased revenues in the period. The decline in revenues resulted in a decline in the gross profit percentage from 46.0% in fiscal 1999 to 20.4% in fiscal 2000. In January 1999, in an effort to streamline operations and reduce expenses, and as a result of more efficient manufacturing processes and a higher rate of outsourcing, the Company reduced its direct manufacturing labor force from 101 to 64 employees and relocated the operations of its wholly-owned subsidiary, Schick X-Ray Corp., from its facility in Roebling, New Jersey to the Company's headquarters in Long Island City, New York. In August 1999, Schick X-Ray was dissolved and its operations absorbed by the Company.

     Selling & Marketing expenses for the three months ended June 30, 1999, decreased $1.1 million (29%) to $2.8 million (38% of net revenue) from $3.9 million (38% of net revenue) for the comparable period of fiscal 1999. The decrease was primarily due to decreases in direct selling expenses in the CDR and accuDEXA product lines, trade show expenses and other marketing expenses. In January 1999, the Company further reduced its direct sales force as a result of decreased revenues.

     General and administrative expenses for the three months ended June 30, 1999, increased $0.4 million (34%) to $1.7 million (24% of net revenue) from $1.3 million (12% of net revenue) for the comparable period of fiscal 1999. The increase in general and administrative expenses was primarily attributable to increases in professional services rendered in connection with the restatement of the Company's interim financial statements for fiscal 1999.

     Research and development expenses for the three months ended June 30, 1999, decreased $0.1 million (14%) to $0.9 million (12% of net revenue) from $1.0 million (10% of net revenue) for the comparable period of fiscal 1999. The decrease is primarily attributable to a decrease in payroll and related costs due to a reduction in personnel partially offset by increases in test services and supply expenses.

     Interest income decreased to $13 thousand in the three months ended June 30, 1999 from $243 thousand in the comparable period of fiscal 1999. The decrease is attributable to lower cash balances and investments in short-term interest-bearing securities that were purchased with the proceeds of the Company's July 1997 Initial Public Offering. Interest expense of $94 thousand for the three month period ended June 30,1999 was principally attributable to the bridge note payable.

Liquidity and Capital Resources

     At June 30, 1999, the Company had $1.5 million in cash and cash equivalents and a working capital deficiency of $.4 million, compared to $1.4 million in cash and cash equivalents, $360 thousand in short-term investments and $2.9 million in working capital at March 31, 1999. The decrease in working capital is primarily attributable to the loss from operations for the three months ended June 30, 1999. Ongoing losses in fiscal 2000 have further reduced working capital.

     During the three months ended June 30, 1999, cash used in operations was $235 thousand compared to $3.8 million used in operations during the comparable period of fiscal 1999. The decrease in cash used in operations is primarily attributable to decreases in the Company's inventory, accounts receivable levels and refunded income taxes. Accounts receivable decreased from $4.2 million at March 31, 1999 to $2.9 million at June 30, 1999 due to lower rates of sale and limiting the availability of credit to select dealers, hospitals, universities and governmental agencies. The decrease in inventory of $1.7 million from $10.7 million at March 31, 1999 to $9.0 million at June 30, 1999 is primarily attributable to utilization of raw materials in manufacturing activities and the increase in the Company's reserve for the slow moving and obsolete inventory.

     The Company's capital expenditures during the three-month period ended June 30, 1999 were in the amount of $67 thousand. Such expenditures included leasehold improvements, computers, and production equipment.

     DVI Financial Services, Inc. ("DVI") has provided the Company with loans and advances up to $6.2 million in the aggregate (the "Bridge Loan"), which is secured by first priority liens on collateral (the "Collateral") consisting of all of the Company's now-owned and hereafter-acquired tangible and intangible personal property including, without limitation, cash, marketable securities, accounts receivable, inventories, contract rights, patents, trademarks, copyrights and other general intangibles, machinery, equipment and interests in real estate of the Company, together with all products and proceeds thereof. In connection with the Bridge Loan, and reflecting the Company's repayment obligations thereunder as well as the security interest created thereby in the Collateral, the Company executed a Secured Promissory Note and a Security Agreement (the "Security Agreement") dated January 25, 1999, and executed an Amended and Restated Secured Promissory Note dated July 30, 1999. The Security Agreement provides, in part, that the Company may not permit the creation of any lien or encumbrance on the Company's property or assets. The Company is not in compliance with certain financial covenants and other terms and provisions contained in the Bridge Loan. The Company and DVI have entered into a commitment letter for the restructuring of its Bridge Loan.

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

     On March 17, 2000, the Company and Greystone entered into an Amended and Restated Loan Agreement effective as of December 27, 1999 (the "Amended Loan Agreement"), which amended and restated the Loan Agreement, pursuant to which Greystone agreed to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. The $1 million cash payment to the Company was converted as of December 27, 1999 into an initial advance of $1 million under the Amended Loan Agreement. Pursuant to the Amended Loan Agreement and to induce Greystone to enter into said Agreement, the Company issued warrants to Greystone and its designees, consisting of those warrants previously issued under the Loan Agreement, to purchase 5,000,000 shares, of the Company's Common Stock at an exercise price of $0.75 per share, exercisable at any time after December 27, 1999.

Under the Amended Loan Agreement, the Company also issued to Greystone or its designees warrants (the "Additional Warrants") to purchase an additional 13,000,000 shares of common stock, which Additional Warrants will vest and be exercisable at a rate of two shares of Common Stock for each dollar advanced under the Amended Loan Agreement in excess of the initial draw of $1 million. Any Additional Warrants which do not vest prior to expiration or surrender of the line of credit will be forfeited and canceled. In connection with the Greystone secured credit facility, effective as of February 15, 2000, DVI consented to the Company's grant to Greystone of a second priority lien encumbering the Company's assets, under and subject in priority and right of payment to all liens granted by the Company to DVI.

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

     In spite of the Company's cost reductions, refinancing and tightening of credit, there can be no assurance that the Company will achieve profitability or generate sufficient working capital to permit its continuation as a going concern. The ability of the Company to satisfy its cash requirements is dependent in part on the Company's ability to attain adequate sales and profit levels and to control warranty obligations by increasing warranty revenues and reducing warranty costs and to collect its account receivable on a timely basis. Management currently believes that existing capital resources and sources of credit, including the Greystone credit facility, are adequate to meet its current cash requirements. However, if the Company's cash needs are greater than anticipated, the restructuring of the DVI Bridge Loan is not completed or the Company does not satisfy drawdown conditions under the Amended Loan Agreement, the Company will be required to seek additional or alternative financing sources. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

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

     The aggregate net proceeds received by the Company from the Offering and as a result of the exercise of the Underwriters' Option, after deducting underwriting and commissions and expenses were $33,508,731. During the period of July 1, 1997 through June 30, 1999, such net proceeds have been applied as follows: (i) $1,606,000 for leasehold improvements; (ii) $5,248,000 for plant and equipment; (iii) $1,450,000 to purchase certain assets of Keystone Dental X-Ray Corp.; (iv) $1,250,000 to purchase a 5% interest in Photobit, Inc.; (v) $1,512,833 to pay the notes payable and interest in the amount of $144,296 to Merck & Co., Inc.; and (vii) the remaining $22,442,000 was used in its entirety for working capital purposes and to fund the Company's substantial operation losses in fiscal 1999 and 2000. None of the net proceeds were paid, directly or indirectly, to directors, officers, controlling stockholders, or affiliates of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     (27)Financial Data Schedule (Filed in electronic format only)

(b) Reports on Form 8-K

     None

                            SCHICK TECHNOLOGIES, INC.

                                    SIGNATURE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SCHICK TECHNOLOGIES, INC.

Date: March 23, 2000                               By: /S/ David Schick
                                                   David B. Schick
                                                   Chief Executive Officer

                                                   By: /S/ Ronald Rosner
                                                   Ronald Rosner
                                                   Controller
                                                   (Principal Financial Officer)