Form 10-Q
period 1999-09-30
SCHICK TECHNOLOGIES INC
filed 2000-03-24
CIK 1014507

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999.

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

                            SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION:

         Item 1. Financial Statements:

                    Consolidated Balance Sheets as of September 30, 1999 and
                    March 31, 1999  ...........................................................    Page 1

                    Consolidated Statements of Operations for the three and six
                    months ended September 30, 1999 and 1998 ..................................    Page 2

                    Consolidated Statements of Cash Flows for the six
                    months ended September 30, 1999 and 1998  .................................    Page 3

                    Notes to Consolidated Financial Statements  ...............................    Page 4

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations  ................................................    Page 7

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................    Page 10

PART II. OTHER INFORMATION:

         Item 1.    Legal Proceedings..........................................................    Page 11

         Item 2.    Changes in Securities and Use of Proceeds  ................................    Page 12

         Item 3.    Defaults Upon Senior Securities............................................    Page 12

         Item 4.    Submission of Matters to a Vote of Security Holders........................    Page 12

         Item 5.    Other Information..........................................................    Page 12

         Item 6.    Exhibits and Reports on Form 8-K...........................................    Page 13

SIGNATURES          ...........................................................................    Page 14

EXHIBIT 27          ...........................................................................    Page 15

PART I.   Financial Information

Item 1.  Financial Statements

Schick Technologies, Inc.
Consolidated Balance Sheet
(In thousands, except share amounts)
------------------------------------

                                                                         September 30,         March 31,
                                                                             1999                1999
                                                                         -------------         --------
Assets
Current assets
       Cash and cash equivalents                                           $    743            $  1,415
       Short-term investments                                                    --                 360
       Accounts receivable, net of allowance for
           doubtful accounts of $3,148 and $4,512                             2,699               4,205
       Inventories                                                            7,370              10,686
       Income taxes receivable                                                  127               2,720
       Prepayments and other current assets                                     197                 321
                                                                           --------            --------
              Total current assets                                           11,136              19,707

Equipment, net                                                                6,336               7,221
Investments                                                                     815               1,250
Other assets                                                                    925               1,208
                                                                           --------            --------
              Total assets                                                 $ 19,212            $ 29,386
                                                                           ========            ========

Liabilities and Stockholders' Equity
Current liabilities
       Accounts payable and accrued expenses                               $  5,536            $  8,946
       Bridge note payable                                                    6,222               5,000
       Accrued salaries and commissions                                         785               1,296
       Deferred revenue                                                         492                 564
       Deposits from customers                                                  771                 513
       Warranty obligations                                                     368                 402
       Capital lease obligations, current                                        61                  84
                                                                           --------            --------
              Total current liabilities                                      14,235              16,805
                                                                           --------            --------
Capital lease obligations                                                        15                  45
                                                                           --------            --------
              Total liabilities                                              14,250              16,850
Commitments and contingencies                                                    --                  --
Stockholders' equity
       Preferred stock ($.01 par value; 2,500,000
           shares authorized, none issued and outstanding)                       --                  --
       Common stock ($.01 par value; 25,000,000
        shares authorized:10,059,384 shares issued and outstanding)
                                                                                101                 101
       Additional paid-in capital                                            41,236              41,236
       Accumulated deficit                                                  (36,375)            (28,801)
                                                                           --------            --------
              Total stockholders' equity                                      4,962              12,536
                                                                           --------            --------

              Total liabilities and stockholders' equity                   $ 19,212            $ 29,386
                                                                           ========            ========

The accompanying notes are an integral part of these consolidated financial statements

Schick Technologies, Inc.
Consolidated Statement of Operations
(In thousands, except share amounts)
------------------------------------

                                                         Three months                         Six Months
                                                                        Ended September 30
                                                    1999              1998              1999              1998
                                                  --------          --------          --------          --------
Revenues, net                                     $  4,565          $ 12,309          $ 11,803          $ 22,748
                                                  --------          --------          --------          --------
Cost of sales                                        4,317             8,004             9,581            13,640
Excess and obsolete inventory                          111                --               609                --
                                                  --------          --------          --------          --------
Total cost of sales                                  4,428             8,004            10,190            13,640
                                                  --------          --------          --------          --------

       Gross profit                                    137             4,305             1,613             9,108

Operating expenses
       Selling and marketing                         1,633             4,359             4,411             8,297
       General and administrative                    1,805             1,513             3,515             2,788
       Research and development                        685               833             1,569             1,866
       Bad debt expense                                  9               282                 9               738
                                                  --------          --------          --------          --------
       Total operating expenses                      4,132             6,987             9,504            13,689
                                                  --------          --------          --------          --------

       Loss from operations                         (3,995)           (2,682)           (7,891)           (4,581)

Other income (expense)
       Gain from sale of investment                    565                --               565                --
       Interest income                                  26               186                39               429
       Interest expense                               (193)               (6)             (287)               (6)
                                                  --------          --------          --------          --------
       Total other income                              398               180               317               423
                                                  --------          --------          --------          --------
       Loss before income taxes                     (3,597)           (2,502)           (7,574)           (4,158)
       Provision for income taxes                       --                35                --                70
                                                  --------          --------          --------          --------
       Net loss                                   $ (3,597)         $ (2,537)         $ (7,574)         $ (4,228)
                                                  ========          ========          ========          ========
       Basic and  diluted loss per share          $  (0.36)         $  (0.25)         $  (0.75)         $  (0.42)
                                                  ========          ========          ========          ========

The accompanying notes are an integral part of these consolidated financial statements

Schick Technologies,   Inc.
Consolidated Statement of Cash Flow
(In thousands, except share amounts)
------------------------------------

                                                                                    Six months ended
                                                                                      September 30,
                                                                                1999                 1998
                                                                              --------             --------
Cash flows from operating activities:
     Net loss                                                                 $ (7,574)            $ (4,228)
     Adjustments to reconcile net loss to
        net cash used in operating activities
          Depreciation and amortization                                          1,091                  604
          Provision for bad debts                                                    9                  738
          Provision for excess and obsolete inventory                              609                   --
          Gain from sale of investment in Photobit Corporation                    (565)                  --
          Changes in assets and liabilities
              Accounts receivable                                                1,497                1,220
              Inventories                                                        2,707               (6,174)
              Income taxes receivable                                            2,593               (2,297)
              Prepayments and other current assets                                 124                  133
              Other assets                                                         218                  232
              Accounts payable and accrued expenses                             (3,921)               1,097
              Bridge note payable                                                1,222                   --
              Deferred revenue                                                     (72)                  11
              Deposits from customers                                              258                  205
              Income taxes payable                                                  --                 (144)
              Warranty obligations                                                 (34)                  33
                                                                              --------             --------

              Net cash used in operating activities                             (1,838)              (8,570)

Cash flows from investing activities
     Purchases of held-to-maturity investments                                      --              (10,759)
     Proceeds from maturities of held to maturity investments                      360               17,712
     Purchase of minority interest in Photobit Corporation                          --                 (250)
     Proceeds from sale of investment in Photobit Corporation                    1,000                   --
     Capital expenditures                                                         (141)              (1,944)
                                                                              --------             --------

              Net cash provided by investing activities                          1,219                4,759
                                                                              --------             --------
Cash flows from financing activities
     Proceeds from exercise of common stock options                                                       3
     Principal payments of capital lease obligations                               (53)
                                                                              --------             --------

               Net cash (used in) provided by financing activities                  (53)                   3
                                                                              --------             --------


Net decrease in cash and cash equivalents                                         (672)              (3,808)
Cash and cash equivalents at beginning of period                                 1,415                6,217
                                                                              --------             --------
Cash and cash equivalents at end of period                                    $    743             $  2,409
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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending March 31, 2000.

     The consolidated financial statements of the Company, at September 30, 1999 include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

     During the quarter ending September 30, 1999, the Company continued to incur operating losses and has a deficiency in working capital. In spite of the Company's cost reductions, refinancing and tightening of credit, there can be no assurance that the Company will achieve profitability or generate sufficient working capital to permit its continuation as a going concern. The ability of the Company to satisfy its cash requirements is dependent in part on the Company's ability to attain adequate sales and profit levels and to control warranty obligations by increasing warranty revenues and reducing warranty costs, and to collect its accounts receivable on a timely basis. Management currently believes that existing capital resources, which have been diminished as a result of losses in fiscal 1999 and the first six months of fiscal 2000, and sources of credit, including the Greystone credit facility, are adequate to meet its current cash requirements. However, if the Company's cash needs are greater than anticipated, the restructuring of the bridge note payable is not completed or the Company does not satisfy drawdown conditions under the Amended Loan Agreement, the Company will be required to seek additional or alternative financing sources. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

2.   Inventories

     Inventories at September 30, 1999 and March 31, 1999 are comprised of the following:

                                       September 30, 1999        March 31, 1999
                                       ------------------        --------------
Raw materials .......................      $  3,031                 $  3,657
Work-in-process .....................         8,073                    7,598
Finished goods ......................         2,309                    4,897
Reserve for slow moving/obsolete ....        (6,043)                  (5,466)
                                           --------                 --------

            Total inventories .......      $  7,370                 $ 10,686
                                           ========                 ========

3.   Loss Per Share

     The computation of basic and diluted loss per share for the three and six months ended September 30, 1999 and 1998 are as follows:

                                                            Three months ended September 30,       Six months ended September 30,
                                                           ---------------------------------       --------------------------------
                                                               1999                1998                1999                1998
                                                           ------------        ------------        ------------        ------------
Net loss available to common stockholders ..........       $     (3,597)       $     (2,537)       $     (7,574)       $     (4,228)

Weighted average shares outstanding
      for basic and diluted loss per share .........         10,059,384           9,992,566          10,059,384           9,992,521

Basic and diluted loss per share ...................       $      (0.36)       $      (0.25)       $      (0.75)       $      (0.42)

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

During 1996, the Company was named as defendant in patent infringement litigation commenced by a competitor in the United States and France. The Company is vigorously defending itself against such allegations and believes the claims to be without merit. The Company has filed a countersuit against the competitor for infringement of a U.S. Patent which has been exclusively licensed to the Company. The Company has obtained a formal opinion of intellectual property counsel that its products do not infringe on the competitor's U.S. patent. The Company has filed motions for Summary Judgment seeking the dismissal of the action in the United States. Such motions are currently pending. The Company is unable to predict the ultimate outcome of this litigation. The outcome, if unfavorable, could have a material adverse effect on the financial position and results of operations of the Company. No provision has been made for any potential losses at September 30, 1999 as the range of potential loss, if any, cannot be reasonably estimated.

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

5.   Investment in Photobit Corporation.

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

6.   Bridge Note Payable

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

7.   NASDAQ Delisting

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

8.   Subsequent Events

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

     On March 17, 2000, the Company and Greystone entered into an Amended and Restated Loan Agreement effective as of December 27, 1999 (the "Amended Loan Agreement") pursuant to which Greystone agreed to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. The $1 million cash payment to the Company was converted as of December 27, 1999 into an initial advance of $1 million under the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued warrants to Greystone or its designees, consisting of those warrants previously issued under the Loan Agreement, to purchase 5,000,000 shares of the Company's Common Stock at an exercise price of $0.75 per share, exercisable at any time after December 27, 1999. Under the Amended Loan Agreement, the Company also issued to Greystone and its designees warrants (the "Additional Warrants") to purchase an additional 13,000,000 shares of common stock, which Additional Warrants will vest and be exercisable at a rate of two shares of Common Stock for each dollar advanced under the Amended Loan Agreement in excess of the initial draw of $1 million. Any Additional Warrants which do not vest prior to expiration or surrender of the line of credit will be forfeited and canceled. In connection with the Greystone secured credit facility, effective as of February 15, 2000, DVI Financial Services, Inc., the Company's senior lender, consented to the Company's grant to Greystone of a second priority lien encumbering the Company's assets, under and subject in priority and right of payment to all liens granted by the Company to DVI.

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

Results of Operations

     Net revenues for the three months ended September 30, 1999 decreased $7.7 million (63%) to $4.6 million from $12.3 million during the comparable period of fiscal 1999. Net revenues for the six months ended September 30, 1999, decreased $10.9 million (48%) to $11.8 million from $22.7 million during the comparable period of fiscal 1999. The decrease in revenue is due to lower sales of the Company's CDR(R) dental product and accuDEXA(TM) bone density assessment device. Fiscal 2000 revenues were negatively affected by reduced marketing activity for the Company's products, by reducing credit granting to select dealers, hospitals, universities and governmental agencies and, the Company believes, by the negative perception that existed in the marketplace concerning the Company's viability and long-term ability to upgrade and service its products.

     For the quarter ended September 30, 1999, net revenues of the Company's accuDEXA and CDR product decreased to approximately $0.7 million (15%) and $3.9 (85%), respectively, compared to $7.0 million (57%) and $5.3 million (43%), respectively in the comparable quarter of fiscal 1999. For the six months ended September 30, 1999, net revenues of the Company's accuDEXA and CDR products decreased to approximately $2.1 million (18%)
and $9.7. (82%), respectively of the Company's net revenues as compared to $10.2 million (45%) and $12.5 million (55%), respectively in the comparable nine months of fiscal 1999.

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

     Total cost of sales for the three months ended September 30, 1999 decreased $3.6 million (45%) to $4.4 million (97% of net revenues) from $8.0 million (65% of net revenues) for the comparable period of fiscal 1999. Total cost of sales for the six months ended September 30, 1999, decreased $3.5 million (25%) to $10.1 million (86% of net revenues) from $13.6 million (60% of net revenues) during the comparable period of fiscal 1999. The decrease in total cost of sales for the three and six months ended September 30, 1999 is primarily due to lower direct and indirect labor costs, warranty expenditures, material costs, royalty costs and overhead costs as a result of the decreased revenues for the respective periods offset by an increase in the provision for excess and obsolete inventory of $.1 million and $.6 million for the three and six months ended September 30, 1999, respectively. The decline in revenues resulted in a decline in the gross profit percentage from 35% and 40% to 3% and 14% in the three and six months ended September 30, 1998 and 1999, respectively. In January 1999, in an effort to streamline operations and reduce expenses, and as a result of more efficient manufacturing processes and a higher rate of outsourcing, the Company reduced its direct manufacturing labor force from 101 to 64 employees and relocated the operations of its wholly-owned subsidiary, Schick X-Ray Corp., from its facility in Roebling, New Jersey to the Company's headquarters in Long Island City, New York. In August 1999, Schick X-Ray was dissolved and its operations absorbed by the Company.

     Selling & marketing expenses for the three months ended September 30, 1999, decreased $2.7 million (63%) to $1.7 million (36% of net revenues) from $4.4 million (35% of net revenues) for the comparable period of fiscal 1999. Selling and marketing expenses for the six months ended September 30, 1999, decreased $3.9 million (47%) to $4.4 million (37% of net revenues) from $8.3 million (37% of net revenues) during the comparable period of fiscal 1999. The decreases for the three and six months ended September 30, 1999 are due to decreases in direct selling expenses in the CDR and accuDEXA product lines, trade show expenses and other marketing expenses. In the second quarter of fiscal 2000, the Company further reduced its direct sales force as a result of decreased revenues.

     General and administrative expenses for the three months ended September 30, 1999, increased $.3 million (19%) to $1.8 million (40% of net revenues) from $1.5 million (12% of net revenues) for the comparable period of fiscal 1999. General and administrative expenses for the six months ended September 30, 1999, increased $.7 million

(26%) to $3.5 million (30% of net revenues) from $2.8 million (12% of net revenues) during the comparable period of fiscal 1999. The increases for the three and six months ended September 30, 1999 was primarily attributable to increases in professional services rendered in connection with the restatement of the Company's interim financial statements for fiscal 1999.

     Research and development expenses for the three months ended September 30, 1999, decreased $0.1 million (18%) to $0.7 million (15% of net revenues) from $0.8 million (7% of net revenues) for the comparable period of fiscal 1999. Research and development expenses for the six months ended September 30, 1999, decreased $ 0.3 million (16%) to $1.6 million (13% of net revenues) from $1.9 million (8% of net revenues) for the comparable period of fiscal 1999. The decreases for the three and six months ended September 30, 1999 are primarily attributable to a decrease in payroll and related costs due to a reduction in personnel partially offset by increases in test services and supply expenses.

     Interest income decreased to $26 thousand in the three months ended September 30, 1999 from $186 thousand in the comparable period of fiscal 1999. Interest income for the six months ended September 30, 1999 decreased to $39 thousand from $429 thousand for the comparable period of fiscal 1999. The decrease is attributable to lower cash balances and investments in short-term interest-bearing securities that were purchased with the proceeds of the Company's July 1997 Initial Public Offering. Interest expense of $193 thousand and $287 thousand for the three and six months ended September 30, 1999, respectively, was principally attributable to the bridge note payable.

Liquidity and Capital Resources

     At September 30, 1999, the Company had $0.7 million in cash and cash equivalents and a working capital deficiency of $3.1 million compared to $1.4 million in cash and cash equivalents, $0.4 million in short-term investments and $2.9 million in working capital at March 31, 1999. The decrease in working capital is primarily attributable to the loss from operations. Ongoing losses in fiscal 2000 have further reduced working capital.

     During the six months ended September 30, 1999, cash used in operations was $1.8 million compared to $8.6 million used in operations during the comparable period of fiscal 1999. The decrease in cash used in operations is primarily attributable to the operating loss during the period and repayment of $3.9 million of accounts payable and accrued expenses offset by collections of accounts receivable, income tax refunds and reductions in inventory levels.

     The Company's  capital  expenditures  during the six months ended September
30,  1999  amounted  to  $.1  million.   Such  expenditures  included  leasehold
improvements, computers, and production equipment.

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

     The aggregate net proceeds received by the Company from the Offering and as a result of the exercise of the Underwriters' Option, after deducting underwriting and commissions and expenses were $33,508,731. During the period of July 1, 1997 through September 30, 1999, such net proceeds have been applied as follows: (i) $1,606,000 for leasehold improvements; (ii) $5,248,000 for plant and equipment; (iii) $1,450,000 to purchase certain assets of Keystone Dental X-Ray Corp.; (iv) $1,250,000 to purchase a 5% interest in Photobit, Inc.; (v) $1,512,833 to pay the notes payable and interest in the amount of $144,296 to Merck & Co., Inc.; and (vii) the remaining $22,442,000 was used in its entirety for working capital purposes and to fund the Company's substantial operation losses in fiscal 1999 and 2000. None of the net proceeds were paid, directly or indirectly, to directors, officers, controlling stockholders, or affiliates of the Company.

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

        Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27)Financial Data Schedule (Filed in electronic format only)

(b)  Reports on Form 8-K

     1. A Form 8-K was filed on September 2, 1999 and reported on the resignation of PricewaterhouseCoopers LLP as the Company's independent accountants in Item 4, "Changes in Registrant's Certifying Accountant," of said Form 8-K. An amendment to such Form 8-K was filed on September 3, 1999, attaching as an Exhibit thereto a letter from PricewaterhouseCoopers LLP, dated September 2, 1999, to the Securities and Exchange Commission.

     2. A Form 8-K was filed on September 24, 1999 and reported on the Company's retention of Grant Thornton LLP as the Company's new independent accountants in Item 4, "Changes in Registrant's Certifying Accountant," of said Form 8-K.

                            SCHICK TECHNOLOGIES, INC.

                                    SIGNATURE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SCHICK TECHNOLOGIES, INC.

Date: March 23, 2000                            By: /S/ David B. Schick
                                                David B. Schick
                                                Chief Executive Officer

                                                By: /S/ Ronald Rosner
                                                Ronald Rosner
                                                Controller
                                                (Principal Financial Officer)