Form 10-Q
period 1999-12-31
SCHICK TECHNOLOGIES INC
filed 2000-03-24
CIK 1014507

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 1999.

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

                            SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:

         Item 1.    Financial Statements:

                    Consolidated Balance Sheets as of December 31, 1999 and
                    March 31, 1999  ...........................................................    Page 1

                    Consolidated Statements of Operations for the three and nine
                    months ended December 31, 1999 and 1998 ...................................    Page 2

                    Consolidated Statements of Cash Flows for the nine
                    months ended December 31, 1999 and 1998  ..................................    Page 3

                    Notes to Consolidated Financial Statements  ...............................    Page 4

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations  ................................................    Page 7

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk ................    Page 10

PART II. OTHER INFORMATION:

         Item 1.    Legal Proceedings .........................................................    Page 10

         Item 2.    Changes in Securities and Use of Proceeds  ................................    Page 12

         Item 3.    Defaults Upon Senior Securities ...........................................    Page 12

         Item 4.    Submission of Matters to a Vote of Security Holders .......................    Page 12

         Item 5.    Other Information .........................................................    Page 12

         Item 6.    Exhibits and Reports on Form 8-K ..........................................    Page 12

SIGNATURES          ...........................................................................    Page 14

EXHIBIT 27

EXHIBIT 10.25





PART I.   Financial Information

Item 1.  Financial Statements

    Schick Technologies, Inc.
    Consolidated Balance Sheets
    (In thousands, except share amounts)

                                                                 December 31,             March 31,
                                                                         1999                 1999
                                                                 ------------             --------
                                                                 (unaudited)
Assets
Current assets
      Cash and cash equivalents                                      $  1,692             $  1,415
      Short-term investments                                               --                  360
      Accounts receivable, net of allowance for
          doubtful accounts of $2,318 and $4,512                        1,858                4,205
      Inventories                                                       6,643               10,686
      Income taxes receivable                                             127                2,720
      Prepayments and other current assets                                164                  321
                                                                     --------             --------
               Total current assets                                    10,484               19,707
Equipment, net                                                          5,718                7,221
Investments                                                               815                1,250
Other assets                                                            1,024                1,208
                                                                     --------             --------
               Total assets                                          $ 18,041             $ 29,386
                                                                     ========             ========

Liabilities and Stockholders' Equity
Current liabilities
      Accounts payable and accrued expenses                          $  5,169             $  8,946
      Bridge note payable                                               6,222                5,000
      Accrued salaries and commissions                                    626                1,296
      Deferred revenue                                                  1,031                  564
      Deposits from customers                                             576                  513
      Warranty obligations                                                352                  402
      Capital lease obligations, current                                   53                   84
                                                                     --------             --------
               Total current liabilities                               14,029               16,805
Loan payable                                                              575                   --
Capital lease obligations                                                   4                   45
                                                                     --------             --------
               Total liabilities                                       14,608               16,850
Commitments and contingencies

Stockholders' equity
      Preferred stock ($.01 par value; 2,500,000
          Shares authorized; none issued and outstanding)                  --                   --
      Common stock ($.01 par value; 25,000,000 shares authorized;
          10,059,384 shares issued and outstanding)                       101                  101
      Additional paid-in capital                                       41,751               41,236
      Accumulated deficit                                             (38,419)             (28,801)
                                                                     --------             --------
               Total stockholders' equity                               3,433               12,536
                                                                     --------             --------

               Total liabilities and stockholders' equity            $ 18,041             $ 29,386
                                                                     ========             ========

                   The accompanying notes are an integral part of these consolidated financial statements

Schick Technologies, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per-share amounts)

                                                                       Three months ended                    Nine months ended
                                                                          December 31,                          December 31,
                                                                      1999               1998               1999               1998
                                                                  --------           --------           --------           --------
Revenues, net                                                     $  4,771           $ 15,540           $ 16,574           $ 38,288
                                                                  --------           --------           --------           --------
Cost of sales                                                        2,806             12,031             12,387             25,671
Excess and obsolete inventory                                          165              2,741                774              2,741
                                                                  --------           --------           --------           --------
Total cost of sales                                                  2,971             14,772             13,161             28,412
                                                                  --------           --------           --------           --------
      Gross profit                                                    1800                768              3,413              9,876

Operating expenses
      Selling and marketing                                          1,590              5,457              6,001             13,754
      General and administrative                                     1,601              2,209              5,116              4,997
      Research and development                                         595                907              2,164              2,773
      Bad debt expense                                                  --              1,810                  9              2,548
                                                                  --------           --------           --------           --------
      Total operating expenses                                       3,786             10,383             13,290             24,072
                                                                  --------           --------           --------           --------

      Loss from operations                                          (1,986)            (9,615)            (9,877)           (14,196)

Other income (expense)
      Gain from sale of investment                                      --                 --                565                 --
      Interest income                                                   32                 48                 71                477
      Interest expense                                                 (90)                (2)              (377)                (8)
                                                                  --------           --------           --------           --------
      Total other income (expense)                                     (58)                46                259                469
                                                                  --------           --------           --------           --------

      Loss before income taxes                                      (2,044)            (9,569)            (9,618)           (13,727)

      Benefit from income taxes                                         --               (565)                --               (495)
                                                                  --------           --------           --------           --------
      Net loss                                                    $ (2,044)          $ (9,004)          $ (9,618)          $(13,232)
                                                                  ========           ========           ========           ========

      Basic and diluted loss per share                            $  (0.20)          $  (0.90)          $  (0.96)          $  (1.32)
                                                                  ========           ========           ========           ========

                     The accompanying notes are an integral
                part of these consolidated financial statements

Schick Technologies, Inc.
Consolidated Statements of Cash Flow (unaudited)
(In thousands)

                                                                                        Nine months ended
                                                                                           December 31,
                                                                                       1999                1998
                                                                                   --------            --------
Cash flows from operating activities:
      Net loss                                                                     $ (9,618)           $(13,232)
      Adjustments to reconcile net loss to
         net cash used in operating activities
            Depreciation and amortization                                             1,577               1,359
            Deferred income taxes                                                        --                 349
            Provision for excess and obsolete inventory                                 774               2,741
            Provision for doubtful accounts                                               9               2,548
              Gain from sale of investment in Photobit Corporation                     (565)                 --
              Changes in assets and liabilities:
                Accounts receivable                                                   2,338                (300)
                Inventories                                                           3,269              (5,997)
                Income taxes receivable                                               2,593              (3,092)
                Prepayments and other current assets                                    157                 180
                Other assets                                                            182                (270)
                Accounts payable and accrued expenses                                (4,290)              3,697
                Income taxes payable                                                     --                (144)
                Deferred revenue                                                        467                 121
                Deposits from customers                                                  63                (104)
                Warranty obligations                                                    (50)                121
                                                                                   --------            --------
                Net cash used in operating activities                                (3,094)            (12,023)

Cash flows from investing activities:
      Proceeds from maturities of held to maturity investments                          360              21,224
      Purchase of held to maturity investments                                           --             (10,561)
      Purchase of minority interest in Photobit Corporation                              --                (250)
      Proceeds from sale of investment in Photobit Corporation stock                  1,000                  --
      Capital expenditures                                                             (139)             (3,263)
                                                                                   --------            --------

                         Net cash provided from investing activities                  1,221               7,150
                                                                                   --------            --------

Cash flows from financing activities:
      Proceeds from exercise of common stock options                                     --                  32
      Proceeds of loan payable                                                        1,000                  --
      Proceeds of bridge note payable                                                 1,222                  --
      Principal payments of capital lease obligations                                   (72)                 --
                                                                                   --------            --------

                         Net cash provided from financing activities                  2,150                  32
                                                                                   --------            --------

Net increase (decrease) in cash and cash equivalents                                    277              (4,841)
Cash and cash equivalents at beginning of period                                      1,415               6,217
                                                                                   --------            --------
Cash and cash equivalents at end of period                                         $  1,692            $  1,376
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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the nine months ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year ending March 31, 2000.

     The consolidated financial statements of the Company, at December 31, 1999, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

     During the quarter ending December 31, 1999, the Company continued to incur operating losses and has a deficiency in working capital. In spite of the Company's cost reductions, refinancing and tightening of credit, there can be no assurance that the Company will achieve profitability or generate sufficient working capital to permit its continuation as a going concern. The ability of the Company to satisfy its cash requirements is dependent in part on the Company's ability to attain adequate sales and profit levels and to control warranty obligations by increasing warranty revenues and reducing warranty costs, and to collect its accounts receivable on a timely basis. Management currently believes that existing capital resources, which have been diminished as a result of losses in fiscal 1999 and the first nine months of fiscal 2000, and sources of credit, including the Greystone credit facility, are adequate to meet its current cash requirements. However, if the Company's cash needs are greater than anticipated, the restructuring of the bridge note payable is not completed, or the Company does not satisfy drawdown conditions under the amended loan agreement with Greystone Funding Corporation, the Company will be required to seek additional or alternative financing sources. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

2.   Inventories

     Inventories at December 31, 1999 and March 31, 1999 are comprised of the following:

                                                              December 31, 1999             March 31, 1999
                                                              -----------------             --------------
Raw materials ..........................................           $  2,587                    $  3,657
Work-in-process ........................................              8,257                       7,598
Finished goods .........................................              2,007                       4,897
Reserve for slow moving/obsolete .......................             (6,208)                     (5,466)
                                                                   --------                    --------
            Total inventories ..........................           $  6,643                    $ 10,686
                                                                   ========                    ========

3.   Loss Per Share

     The computation of basic and diluted loss per share for the three and nine months ended December 31, 1999 and 1998 are as follows:

                                                           Three months ended December 31,          Nine months ended December 31,
                                                           --------------------------------        --------------------------------
                                                               1999                1998                1999                1998
                                                           ------------        ------------        ------------        ------------
Net loss available to common stockholders ..........       $     (2,044)       $     (9,004)       $     (9,618)       $    (13,232)
Weighted average shares outstanding
      for basic and diluted loss per share .........         10,059,384          10,002,987          10,059,384           9,996,023
Basic and diluted loss per share ...................       $      (0.20)       $      (0.90)       $      (0.96)       $      (1.32)
                                                           ============        ============        ============        ============

4.   Commitments and Contingencies

Employment Agreements

On or subsequent to December 31, 1999, the Company entered into employment agreements with four executive officers. These agreements provide for monthly base salaries which, when annualized, aggregate $710 in executive compensation and for benefits. In addition, certain of the Company's agreements provide for the issuance of common stock and/or common stock options to the executives, which generally vest ratably over the term of the agreements (2-3 years). Additionally, certain executives may earn bonus compensation based upon the specific terms of the respective agreements, as defined.

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

During 1996, the Company was named as a defendant in patent infringement litigation commenced by a competitor in the United States and France. The Company is vigorously defending itself against such allegations and believes the claims to be without merit. The Company has filed a countersuit against the competitor for infringement of a U.S. Patent which has been exclusively licensed to the Company. The Company has obtained a formal opinion of intellectual property counsel that its products do not infringe the competitor's U.S. patent. The Company has filed motions for summary judgment seeking the dismissal of the action in the United States. Such motions are currently pending. The Company is unable to predict the ultimate outcome of this litigation. The outcome, if unfavorable, could have a material adverse effect on the financial position and results of operations of the Company. No provision has been made for any, potential losses at December 31, 1999 as the range of potential loss, if any, cannot be reasonably estimated.

During 1997, the Company was named as a defendant in patent litigation involving a patent directed to a display system for digital dental radiographs. In July 1997 the Company reached a settlement under which it paid $600 for a world wide, non-exclusive license for the patent. The license fee was expensed during 1998.

The Company may be a party to a variety of legal actions (in addition to those referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages may be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages such as punitive damages, may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

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

6.   Bridge Note Payable

     Effective July 30, 1999, the Company secured an extension to the secured promissory note it initially issued in March 1999 for $5,000. Pursuant to the amended and restated note, the principal of the note was increased to $6,222. The increase in the principal amount resulted from the conversion of certain trade payables owed to the third-party lender into the principal balance of the note. The amended and restated note bears interest at the rate of prime plus two and one-half percent per annum. Interest on the note is payable monthly and the note is secured by the Company's tangible and intangible assets. The principal is payable in quarterly installments of $1,000 commencing December 31, 1999. The Company is also required to make additional principal payments equal to 25% of the net proceeds of any equity or debt financing or asset sale (other than sales of inventory in the ordinary course of business) to the extent that 25% of such proceeds exceeds the $1,000 principal installment due at the end of the quarter in which the financing or asset sale is completed. In connection with the amended and restated note, the Company issued 650,000 warrants to the note-holder. The warrants are exercisable for a period of 5 years and each has an exercise price of $2.19. The Company is not in compliance with certain financial covenants, and other terms and provisions contained in the extended bridge loan and is currently in the process of restructuring the obligation.

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

8.   Loan Payable

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

     On March 17, 2000, the Company and Greystone entered into an Amended and Restated Loan Agreement effective as of December 27, 1999 (the "Amended Loan Agreement") which amended and restated the Loan Agreement pursuant to which Greystone agreed to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. The $1 million cash payment to the Company was converted as of December 27, 1999 into an initial advance of $1 million under the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued warrants to Greystone and its designees, consisting of those warrants previously issued under the Loan Agreement, to purchase 5,000,000 shares of the Company's Common Stock at an exercise price of $0.75 per share, exercisable at any time after December 27, 1999. Under the Amended Loan Agreement, the Company also issued to Greystone or its designees warrants (the "Additional Warrants") to purchase an additional 13,000,000 shares of common stock, which Additional Warrants will vest and be exercisable at a rate of two shares of Common Stock for each dollar advanced under the Amended Loan Agreement in excess of the initial draw of $1 million. Any Additional Warrants which do not vest prior to expiration or surrender of the line of credit will be forfeited and canceled. In connection with the Greystone secured credit facility, effective as of February 15, 2000, DVI Financial Services, Inc., the Company's senior lender, consented to the Company's grant to Greystone of a second priority lien encumbering the Company's assets, under and subject in priority and right of payment to all liens granted by the Company to DVI.

     The $1 million proceeds of the initial draw has been allocated to the loan and 15 million warrants issued, based upon their relative fair values at issuance. The carrying value of the note of $575 is being accreted to the face value of $1 million using the interest method over the seven-year term of the loan. However, in the event that the loan is paid sooner, the Company will recognize a charge for the unamortized discount remaining in such period. The fair value of 3 million warrants issued in connection with the agreement, amounting to $90, is being accounted for as a deferred financing cost. This cost, included in "Other Assets" in the accompanying balance sheet, is being amortized on a straight-line basis over the seven year life of the loan.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "believes," "may," "will likely result," "estimates," "projects," "anticipates," "expects" or similar expressions and variations thereof are intended to identify such forward-looking statements. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include risks relating to recent substantial operating losses, dependence on financing, dependence on products, competition, the changing economic and competitive conditions in the medical and dental digital radiography markets, dependence on key personnel, dependence on distributors, ability to manage growth, fluctuation in results and seasonality, regulatory approvals, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, need for additional financing and further risks and uncertainties, including those detailed and in the Company's other filings with the Securities and Exchange Commission.

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

Results of Operations

     Net revenues for the three months ended December 31, 1999 decreased $10.7 million (69%) to $4.8 million from $15.5 million during the comparable period of fiscal 1999. Net revenues for the nine months ended December 31, 1999, decreased $21.7 million (57%) to $16.6 million from $38.3 million during the comparable period of fiscal 1999. The revenue decline is due to lower sales of the Company's CDR(R) dental product and accuDEXA(TM) bone density assessment device. Fiscal 2000 revenues were negatively affected by reduced marketing activity for the Company's products, by reducing credit granting to select dealers, hospitals, universities and governmental agencies and, the Company believes, by the negative perception that existed in the marketplace concerning the Company's viability and long-term ability to upgrade and service its products. For the quarter ended December 31, 1999, net revenues of the Company's accuDEXA and CDR product decreased to approximately $0.7 million (14%) and $4.1 million (86%), respectively compared to $2.5 million (16%) and $13.0 million (84%), respectively in the comparable quarter of fiscal 1999. For the nine months ended December 31, 1999, net revenues of the Company's accuDEXA and CDR products decreased to approximately $2.8 million (17%) and $13.8 million (83%), respectively of the Company's net revenues as compared to $12.7 million (33%) and $25.6 million (67%), respectively in the comparable nine months of fiscal 1999.

     The rate of returns in fiscal 2000 for the Company's CDR and accuDEXA products decreased significantly from that of fiscal 1999. The decreased return rate for CDR is believed to be attributable to several factors, including the following: First, during fiscal 1999, the Company resolved certain technical problems in transitioning its CDR product line from CCD sensors to APS sensors. Shipments of the Company's initial version of its new APS sensor for the CDR product, which were primarily delivered from April 1998 through August 1998, exhibited a high failure rate and other technical problems during fiscal 1999. The Company has provided for replacements of systems shipped during this period where practical and provided for anticipated returns for units which were not upgraded during fiscal 1999. In September 1998, the Company began shipping a new version of the APS sensor which has exhibited a lower failure rate than the initial version. Second, the Company's single user CDR System requires minimal installation. Commencing in September 1998, the Company initiated a program in coordination with its computer supplier, in which the supplier installed all single-user CDR Systems. As a result of logistical problems in implementing this program, the supplier's installations experienced significant delays, which led to a higher than normal rate of return for single user systems shipped in this period. Starting in January 1999, the Company resumed its original method of CDR installation and has since experienced a reduced rate of return.

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

     Total cost of sales for the three months ended December 31, 1999 decreased $11.8 million (80%) to $3.0 million (62% of net revenues) from $14.8 million (95% of net revenues) for the comparable period of fiscal 1999. Total cost of sales decreased for the three and nine months ended December 31, 1999 due to lower direct and indirect labor costs, warranty expenditures, material costs, royalty costs, and overhead costs as a result of decreased revenues in the respective periods; and a decrease in the provision for excess and obsolete inventory. The decrease in the provision for excess and obsolete inventory from fiscal 1999 to fiscal 2000 is primarily attributable to the obsolescence of inventory in the third quarter of fiscal 1999 due to the introduction of the new APS sensors. The cost savings in the three months resulted in increased gross profit percentage of 37.7% in fiscal 2000, compared to 5.0% in fiscal 1999. However, these decreases were not adequate to cause the Company's gross profit percentage for the nine months ended December 31, 1999 to be greater than the gross profit percentage for fiscal 1999. The gross profit percentage for the nine months ended December 31, 1999 was 20.6% compared to 25.8% in fiscal 1999. In January 1999, in an effort to streamline operations and reduce expenses, and as a result of more efficient manufacturing processes and a higher rate of outsourcing, the Company reduced its direct manufacturing labor force from 101 to 64 employees and relocated the operations of its wholly-owned subsidiary, Schick X-Ray Corp., from its facility in Roebling, New Jersey to the Company's headquarters in Long Island City, New York. In August 1999, Schick X-Ray was dissolved and its operations absorbed by the Company.

     Selling & marketing expenses for the three months ended December 31, 1999, decreased $3.9 million (71%) to $1.6 million (33% of net revenues) from $5.5 million (35% of net revenues) for the comparable period of fiscal 1999. Selling and marketing expenses for the nine months ended December 31, 1999, decreased $7.8 million (56%) to $6.0 million (36% of net revenues) from $13.8 million (36% of net revenues) during the comparable period of fiscal 1999. The decreases for the three and nine months ended December 31, 1999 are due to decreases in direct selling expenses in the CDR and accuDEXA product lines, trade show expenses and other marketing expenses. Additionally, the Company reduced its direct sales force and associated overhead expenses as a result of decreased revenues.

     General and administrative expenses for the three months ended December 31, 1999, decreased $0.6 million

     (28%) to $1.6 million (34% of net revenues) from $2.2 million (14% of net revenues) for the comparable period of fiscal 1999. General and administrative expenses for the nine months ended December 31, 1999, increased $0.1 million (2% of net revenues) to $5.1 million (31% of net revenues) from $5.0 million (13% of net revenues) during the comparable period of fiscal 1999. The increases for the three and nine months ended December 31, 1999 were primarily attributable to increases in professional services rendered in connection with the restatement of the Company's interim financial statements for fiscal 1999 partially offset by decreases in payroll and related costs.

     Research and development expenses for the three months ended December 31, 1999, decreased $0.3 million (34%) to $0.6 million (12% of net revenues) from $0.9 million (6% of net revenues) for the comparable period of fiscal 1999. Research and development expenses for the nine months ended December 31, 1999, decreased $ 0.6 million (22%) to $2.2 million (13% of net revenues) from $2.8 million (7% of net revenues) for the comparable period of fiscal 1999. The decreases for the three and nine months ended December 31, 1999 are primarly attributable to a decrease in payroll and related costs due to a reduction in personnel, partially offset by increase in test services and supply expenses.

     Interest income decreased to $32 thousand in the three months ended December 31, 1999 from $48 thousand in the comparable period of fiscal 1999. Interest income for the nine months ended December 31, 1999 decreased to $71 thousand from $477 thousand for the comparable period of fiscal 1999. The decrease is attributable to lower cash balances and investments in short-term interest-bearing securities that were purchased with the proceeds of the Company's July 1997 Initial Public Offering. Interest expense of $90 thousand and $377 thousand for the three and nine month periods ended December 31,1999, respectively, was principally attributable to the bridge note payable.

Liquidity and Capital Resources

     At December 31, 1999, the Company had $1.7 million in cash and cash equivalents and a working capital deficiency of $3.5 million compared to $1.4 million in cash and cash equivalents, $0.4 million in short-term investments and $2.9 million in working capital at March 31, 1999. The decrease in working capital is primarily attributable to the loss from operations for the nine months ended December 31, 1999. Ongoing losses in fiscal 2000 have further reduced working capital.

     During the nine months ended December 31, 1999, cash used in operations was $3.1 million compared to $12.0 million used in operations during the comparable period of fiscal 1999. Increases to cash were primarily provided by the sale of a portion of the Company's investment in Photobit stock and loan proceeds from the Company's bridge note payable and loan payable. This cash was used to fund the Company's operating losses and account payable reduction, which more than exceeded reductions in accounts receivable, inventory and collection of refundable income taxes. Accounts receivable decreased from $4.2 million at March 31, 1999 to $1.9 million at December 31, 1999 due to reduced sales and restricted credit granting to select dealers, hospitals, universities and governmental agencies. Inventory decreased from $10.7 million at March 31, 1999 to $6.6 million at December 31, 1999 primarily due to the Company's planned reduction of inventory levels. The Company received estimated tax payment and net operating loss refunds of approximately $2.6 million during the nine months ended December 1999.

     The Company's capital expenditures during the three months ended December 31, 1999 amounted to $0.1 million. Such expenditures included leasehold improvements, computers, and production equipment.

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

     The aggregate net proceeds received by the Company from the Offering and as a result of the exercise of the Underwriters' Option, after deducting underwriting and commissions and expenses were $33,508,731. During the period of July 1, 1997 through December 31, 1999, such net proceeds have been applied as follows: (i) $1,606,000 for leasehold improvements; (ii) $5,248,000 for plant and equipment; (iii) $1,450,000 to purchase certain assets of Keystone Dental X-Ray Corp.; (iv) $1,250,000 to purchase a 5% interest in Photobit, Inc.; (v) $1,512,833 to pay the notes payable and interest in the amount of $144,296 to Merck & Co., Inc.; and (vii) the remaining $22,442,000 was used in its entirety for working capital purposes and to fund the Company's substantial operation losses in fiscal 1999 and 2000. None of the net proceeds were paid, directly or indirectly, to directors, officers, controlling stockholders, or affiliates of the Company.

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

     Not Applicable.

Item 5.  Other Information

     Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

    10.25 Amended and Restated Loan Agreement, dated March 17, 2000, and made effective as of December 27, 1999, by and between Schick Technologies, Inc., a Delaware corporation, Schick

          Technologies, Inc., a New York corporation, and Greystone Funding Corporation, a Virginia corporation

     27   Financial Data Schedule (Filed in electronic format only)

(b)  Reports on Form 8-K

     None

                            SCHICK TECHNOLOGIES, INC.

                                    SIGNATURE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SCHICK TECHNOLOGIES, INC.

Date: March 24, 2000                           By: /S/ David B. Schick
                                               David B. Schick
                                               Chief Executive Officer

                                               By: /S/ Ronald Rosner
                                               Ronald Rosner
                                               Controller
                                               (Principal Financial Officer)