Form 10-K
period 2000-03-31
SCHICK TECHNOLOGIES INC
filed 2000-06-29
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                                   (Mark One)

                {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

              { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition period from                   to

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

                                 Yes |X| No | |

   Indicate by check mark if disclosure of delinquent filers pursuant to Item
    405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
                  10-K or any amendment to this Form 10-K. [ ]

                                   ----------

    The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 13, 2000 was approximately $13,285,451. Such aggregate market value is computed by reference to the closing sale price of the Common Stock on such date.

              As of June 13, 2000, the number of shares outstanding
                of the Registrant's Common Stock, par value $.01
                            per share, was 10,136,113

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                Table of Contents

Item of Form 10-K                                                           Page
--------------------------------------------------------------------------------

Part I

         Item 1.    Business ..............................................   1

         Item 2.    Properties ............................................   12

         Item 3.    Legal Proceedings .....................................   12

         Item 4.    Submission of Matters to a Vote of Security Holders ...   13

Part II

         Item 5.    Market for the Registrant's Common Equity and Related
                    Stockholder Matters ...................................   14

         Item 6.    Selected Financial Data ...............................   15

         Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................   16

         Item 7A.   Quantitative and Qualitative  Disclosures About Market
                    Risk ..................................................   21

         Item 8.    Financial Statements and Supplementary Data ...........   22

         Item 9.    Changes in and Disagreements with Accountants
                    On Accounting and Financial Disclosure ................   22

Part III

         Item 10.   Directors and Executive Officers of the Registrant ....   22

         Item 11.   Executive Compensation ................................   25

         Item 12.   Security Ownership of Certain Beneficial Owners And
                    Management ............................................   28

         Item 13.   Certain Relationships and Related Transactions ........   31

Part IV

         Item 14.   Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K ..............................................  F-1

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

     In the field of dentistry, the Company's CDR(R) computed dental radiography imaging system was introduced in March 1994 and has become a leading product in its field. The CDR system uses an intra-oral sensor to produce instant, full size, high resolution dental x-ray images on a color computer monitor without film or the need for chemical development, while reducing the radiation dose by up to 80% or more as compared with conventional x-ray film. The Company also manufactures and sells the CDRCam(R) 2000, an intra-oral camera which fully integrates with the CDR system, and the CDRPan(TM), a digital panoramic imaging device. The Company is also developing other products and devices for the dental field in addition to newer versions of its current products.

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

     The Company's objective is to be the leading provider of high resolution, low-cost digital radiography products. The Company plans to leverage its technological advantage in the digital imaging field to penetrate a broad range of diagnostic imaging markets. The Company believes that its proprietary technologies and expertise in electronics, imaging software and advanced packaging may enable it to compete successfully in these markets. Key elements of the Company's strategy include (i) expanding market leadership in dental digital radiography through expanded sales channels, further product enhancements and strategic distribution agreements ; (ii) broadening the marketing of accuDEXA(R) to the medical market through a combination of direct sales and increased marketing activities; (iii) introducing new products based on patented and proprietary APS technology for other medical and industrial applications; and (iv) enhancing international distribution channels for existing and new products.

     The Company's business was founded in 1992 and it was incorporated in Delaware in 1997. On July 7, 1997, the Company completed an initial public offering of its Common Stock. Proceeds to the Company after expenses of the offering were approximately $33,508,000.

     On December 27, 1999, the Company established a strategic relationship with Greystone Funding Corporation ("Greystone") and entered into a Loan Agreement with Greystone which provides for the establishment of a credit facility for the Company in an amount of up to $7.5 million. In connection with this Agreement, as amended and restated on March 17, 2000, Greystone designees were appointed to the Company's Board of Directors and key executive management positions. The Company intends that the Greystone line of credit will be used to provide it with working capital and help facilitate future growth. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     In March 1999, the Company commenced the sale of its digital panoramic imaging device, the CDRPan(TM). This device, which is designed to be retrofitted into conventional panoramic dental x-ray machines, replaces film with electronic sensors and a computer. This obviates the need for film and provides instantaneous images, thus offering substantial savings in terms of time and costs. Additionally, the CDRPan easily integrates with practice management and other computer software applications.

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

     The Company has developed an innovative BMD assessment device to assist doctors in the diagnosis of low bone density and prediction of fracture risk. The Company believes that this low-cost and highly precise diagnostic tool, which is marketed under the trade name accuDEXA(R), assesses BMD more quickly, accurately and easily than any comparable product currently on the market, while using a minimal radiation dosage. It is a point-of-treatment tool, designed for use by primary care physicians as an integral part of a patient's regular physical examination. In December 1997, the Company received clearance from the United States Food and Drug Administration ("FDA") for the general use and marketing of the accuDEXA(R) as a BMD assessment device; in June, 1998, the FDA granted the Company additional clearance for its marketing of the accuDEXA(R) as a predictor of fracture risk.

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

     The Company's proprietary technology allows the fabrication of high resolution, large-area devices at low cost. The Company has manufactured a prototype of an 10" x 6" sensor and currently plans to commence clinical trials this year. The Company has not yet filed for FDA clearance of this device. There can be no assurance that the Company will file for such clearance or that the FDA will grant such clearance. See "Business - Government Regulation."

   General Digital Radiography

     The Company is also developing a mobile 8"x 10" digital radiography system for various applications. This unit is targeted primarily for peripheral x-ray images, such as orthopedic and podiatric. The unit is also suitable for veterinary and non-destructive testing applications. Management believes that the unit will be available for sale by mid-2001, pending clearance by the FDA. There can be no assurance that the Company will file for such clearance or that the FDA will grant such clearance. See "Business - Government Regulation."

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

MANUFACTURING

     The Company's products are manufactured at its facility in Long Island City, New York, which includes a 2,300 square foot controlled environment sensor production facility. This facility is subject to periodic inspection by the FDA. The Company has invested in automated and semi-automated equipment for the fabrication and machining of parts and assemblies incorporated in its products. The Company's quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through in-process and final inspection and conforms to the guidelines of the International Quality Standard, ISO 9001. In August 1998, the Company was granted ISO 9001 certification and, since that time, has been subject to semi-annual audits to ensure the maintenance of such certification.

     The Company manufactures most of its custom components itself in order to minimize dependence on suppliers, for quality control purposes and to help maintain process propriety. While the Company does procure certain components from outside sources which are sole suppliers, it believes that those components could be obtained from additional sources without substantial difficulty, although the need to change suppliers or to alternate between suppliers might cause significant delays in delivery or significantly increase the Company's costs. The Company procures its APS and CCD semiconductor wafers, a significant component of its products, each from a single supplier. Extended interruptions of this supply could have a material adverse effect on the Company's ability to produce its products and its results of operations. The Company's manufacturing processes are, for the most part, vertically integrated, although selective outsourcing is employed to take advantage of economies of scale at outside manufacturing facilities and to alleviate manufacturing bottlenecks. Certain components used in existing products of the Company, as well as products under development, may be purchased from single sources.

DEPENDENCE ON CUSTOMERS

     During fiscal 2000 and 1999, a single customer, Henry Schein, Inc., accounted for annual sales by the Company of $2.6 and $7.2 million, or 11.7% and 15.8%, respectively, of annual sales. During fiscal 1998, no single customer accounted for more than ten percent of the Company's annual sales. During fiscal 2000, 1999 and 1998, respectively, sales of approximately $6.5 million, $6.0 million, and $7.1 million were made to foreign customers.

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

     The Company seeks to protect its intellectual property through a combination of patent, trademark and trade secret protection. The Company's future success will depend in part on its ability to obtain and enforce patents for its products and processes, preserve its trade secrets and operate without infringing the proprietary rights of others.

   Patents

     The Company has an active corporate patent program, the goal of which is to secure patent protection for its technology. The Company currently has issued United States patents for an `Intra-Oral Sensor For Computer Aided Radiography,' U.S. Patent No. 5,434,418, which expires on October 16, 2012; a `Large Area Image Detector,' U.S. Patent No. 5,834,782, which expires on November 20, 2016; a `Method and Apparatus for Measuring Bone Density,' U.S. Patent No. 5,852,647, which expires on September 24, 2017; an 'Apparatus for Measuring Bone Density Using Active Pixel Sensors,' U.S. Patent No. 5,898,753, which expires on June 6, 2017; a 'Dental Imaging System with Lamps and Method,' U.S. Patent No. 5,908,294, which expires on June 12, 2017; an 'X-ray Detection System Using Active Pixel Sensors,' U.S. Patent No. 5,912,942, which expires on June 6, 2017; a `Dental Imaging System with White Balance Compensation,' U.S. Patent No. 6,002,424, which expires on June 12, 2017; and `Dental Radiography Using an Intraoral Linear Array Sensor,' U.S. Patent No. 5,995,583, which expires on November 13, 2016; and a `Method for Reading Out Data from an X-Ray Detector,' U.S. Patent No. 6,069,935, which expires on June 6, 2017. In addition, the Company is the licensee of U.S. Patent No. 5,179,579, for a 'Radiograph Display System with Anatomical Icon for Selecting Digitized Stored Images,' under a worldwide, non-exclusive, fully paid license. The Company also has additional U.S. and foreign patent applications currently pending.

     The Company is the exclusive sub-licensee for use in medical radiography applications of certain patents, patent applications and other know-how related to complementary metal oxide semiconductor ("CMOS") active pixel sensor technology (collectively, the "APS Technology"), which was developed by the California Institute of Technology and licensed to Photobit Corp. from which the Company obtained its sub-license. The Company's exclusive rights to such technology are subject to government rights to use, noncommercial educational and research rights to use by California Institute of Technology and the Jet Propulsion Laboratory, and the right of a third party to obtain a nonexclusive license from the California Institute of Technology with respect to such technology. The Company believes that, as of the date of this filing, except for such third party's exercise of its right to obtain a nonexclusive license to use APS Technology in a field other than medical radiography, none of the foregoing parties have given notice of their exercise of any of their respective rights to the APS Technology. There can be no assurance that this will continue to be the case, and any such exercise could have a material adverse effect on the Company. Additionally, the agreement between the Company and Photobit Corp. requires, among other things, that the Company use all commercially reasonable efforts to timely introduce, improve and market and distribute licensed products. There can be no assurance that the Company will comply with its obligations under its agreement with Photobit Corp. Any such failure to comply could have a material adverse effect on the Company.

   Trademarks

     The Company has obtained trademarks from the United States Patent and Trademark Office for the marks (i) "CDR" for its digital dental radiography product; (ii) "CDRCam" (both textual and stylized) for its intra-oral camera

(iii) "QuickZoom" (both textual and stylized) for a viewing feature in its digital dental radiography product; and (iv) "accuDEXA" for its BMD assessment product. The Company has three additional trademark applications pending before the PTO.

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

RESEARCH AND DEVELOPMENT

     During fiscal 2000, 1999 and 1998, research and development expenses were $2.8 million, $4.4 million and $3.9 million, respectively.

BACKLOG

     The backlog of orders was approximately $2.0 million and $2.5 million at June 1, 2000 and June 1, 1999, respectively. Such figures include approximately $634,000 and $887,000 of orders on hold pending credit approval at June 1, 2000 and June 1, 1999, respectively. Orders included in backlog may generally be cancelled or rescheduled by customers without significant penalty.

EMPLOYEES

     As of June 7, 2000, the Company had 153 full-time employees, engaged in the following capacities: sales and marketing (30); general and administrative (31); operations (73); and research and development (19). The Company believes that its relations with its employees are good. No Company employees are represented by a labor union or are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages due to labor disputes.

SALES AND MARKETING

   Dental Products

     In April 2000, the Company and Patterson Dental Company ("Patterson") entered into an exclusive distribution agreement and, as of May 1, 2000, the Company began marketing and selling its CDR(R) dental products in the United States and Canada through Patterson. The Company believes that Patterson is one of the largest distributors of dental products in North America, with more than 1,000 field sales personnel in the U.S. and Canada. In addition, the Company has an in-house sales program which focuses on universities and continuing education programs. As of March 1, 2000, CDR(R) had been sold to 47 of the 54 dental schools in the United States. The Company also employs a government sales program to sell directly to the Armed Services, Veterans Administration hospitals, United States Public Health Service and other government-sponsored health institutions.

     The Company employs approximately 17 area sales managers located throughout the United States to interface with and assist Patterson in its sales effort. A sales and marketing support staff of approximately 3 individuals, based at the Company's offices in New York, supports the sales managers and the direct sales force by planning events and developing promotional and marketing materials.

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

   BMD / Fracture Risk Assessment

     The Company currently sells the accuDEXA(R) primarily through a direct in-house sales force and is exploring alternative sales avenues and potential strategic partnerships. To date, accuDEXA(R) sales have taken place primarily within the United States, with a relatively small number of sales (less than 3%) abroad. The primary end-users for accuDEXA(R) are primary care physicians, including OB/GYN practices, and osteopathic and geriatric specialists.

     Pharmaceutical companies are currently involved in wide-scale osteoporosis education and awareness programs targeted at physicians. A number of such companies, including Novartis Pharma AG, Wyeth-Ayerst Laboratories, Eli Lilly Co., Merck & Co. and Procter & Gamble, currently have FDA-approved therapies for the treatment of osteoporosis. The Company believes that several other companies, including Boehringer-Mannheim GmbH, Sanofi-Synthelabo, Inc. and Pfizer Inc. , have additional products that are currently in clinical trials. The Company expects that the efforts of pharmaceutical companies to develop medicines and treatment programs will result in the expansion of doctors' involvement in initial screening and routine management of osteoporosis, thereby increasing the market for BMD assessment devices. The Company intends to capitalize on these efforts both in the United States and abroad.

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

   Mammography

     The Company is considering several possible sales strategies for the marketing and distribution of its mammography devices and has not yet determined which strategies it will employ.

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

   Dental Products

     A number of companies currently sell intra-oral digital dental sensors. These include Trex Medical Corporation's Trophy Radiologie subsidiary, Provisions Dental Systems, Inc., Sirona Dental Systems., Cygnus Imaging, Inc., and DMD. In addition, Dentsply International and Soredex Corporation sell a storage-phosphor based intra-oral dental system. The Company believes that the CDR(R) system has thus far competed successfully against other products. If other companies enter the digital radiography field, it may result in a significantly more competitive market in the future. Several companies are involved in the manufacture and sale of intra-oral cameras, including Dentsply International Inc., Welch-Allyn Co., Henry Schein Co., Ultra-Cam, Air Technics and DMD. Digital panoramic dental devices are manufactured by several companies, including Sirona, Signet, Instrumentarium Imaging and Planmeca. Of those, only the device manufactured by Signet is designed to be incorporated into existing conventional panoramic devices.

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

     The Complaint alleged, inter alia, that certain defendants issued false and misleading statements concerning the Company's publicly reported earnings in violation of the federal securities laws. The Complaint sought certification of a class of persons who purchased the Company's Common Stock between July 1, 1997 and February 19, 1999, inclusive, and did not specify the amount of damages sought.

     On May 23, 2000, the Company entered into an agreement in principle with the plaintiffs for the settlement of the class action lawsuit. Under the settlement agreement, reflected in a Memorandum of Understanding, all claims against the Company and the Individual Defendants are to be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the settlement agreement call for payment to the Plaintiffs, for the benefit of the class, of the sum of $3.4 million. The settlement amount will be paid in its entirety by the Company's insurance carrier and is not expected to have any material impact on the financial results of the Company. The settlement is subject to approval by the Court.

     III. In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings for interim periods of fiscal 1999. The SEC has made a request for the voluntary production of certain documents. The Company intends to cooperate fully with the SEC staff and has provided responsive documents to it. This matter is in a preliminary stage and the Company cannot predict its potential outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

     The Company's Common Stock began trading on The Nasdaq National Market under the symbol "SCHK" on July 1, 1997. Prior to such date, there was no established public trading market for the Company's Common Stock.

     By letter dated September 15, 1999, the Company was advised by the Nasdaq Stock Market's Listing Qualifications Panel (the "Panel") that the Company's Common Stock would no longer be listed on the Nasdaq National Market effective with the close of business on September 15, 1999. The Panel's action was based on the Company's inability to timely file its Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and Form 10-Q for the quarter ended June 30, 1999, as well as the revenue recognition and sales practices which had been the subject of an investigation by the Audit Committee of the Company's Board of Directors and had led to the filing delays and the need for the restatement of the Company's financial reports. The Company timely requested a review of this decision and, on May 25, 2000, the Nasdaq Listing and Hearing Review Council informed the Company of its determination to affirm the Panel's decision.

     Since the delisting of the Company's Common Stock, there has been no established trading market for such stock, which has been trading in the over-the-counter market.

     The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, as quoted on The Nasdaq National Market through September 15, 1999, and in the over-the-counter market, as reported on the "pink sheets" published by National Quotation Bureau LLC, commencing September 16, 1999.

Fiscal Year Ended March 31, 1999                       High                Low
--------------------------------                      ------              -----

First Quarter                                         27.50              13.75
Second Quarter                                        19.50              14.50
Third Quarter                                         20.00               7.50
Fourth Quarter                                        10.375              3.938

Fiscal Year Ended March 31, 2000                       High                Low
--------------------------------                      ------              -----

First Quarter                                          5.75               2.438
Second Quarter (through 9/15/99 delisting)             2.875              1.75
Second Quarter (commencing 9/16/99)                     .625               .50
Third Quarter                                          1.50                .45
Fourth Quarter                                         2.625              1.00

     On June 6, 2000, the closing bid and asked prices per share of the Company's Common Stock in the over-the-counter market, as reported as reported on the "pink sheets" published by National Quotation Bureau LLC, were $1.50 and $1.75 per share, respectively. Such prices represent quotations between dealers, without dealer mark-up, mark-down or commission, and may not represent actual transactions. On June 7, 2000, there were 186 holders of record of the Company's Common Stock. However, the Company believes that the number of beneficial owners of such stock is substantially higher.

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

                                                                                       Year Ended March 31,
                                                                  1996           1997           1998          1999           2000
                                                                --------       --------       --------      --------       --------
                                                                               (in thousands, except per share data)
Statement of Operations Data:

Revenue, net                                                    $  6,804       $ 16,101       $ 38,451      $ 45,605       $ 21,989
                                                                --------       --------       --------      --------       --------

Cost of sales                                                      3,343          7,907         17,658        34,611         15,393
Excess and obsolete inventory                                         --            114             --         5,466            898
                                                                --------       --------       --------      --------       --------
Total cost of sales                                                3,343          8,021         17,658        40,077         16,291
                                                                --------       --------       --------      --------       --------
Gross profit                                                       3,461          8,080         20,793         5,528          5,698
                                                                --------       --------       --------      --------       --------
Operating expenses:
               Selling and marketing                               1,620          4,961         10,645        18,440          7,636
               General and administrative                          1,388          2,054          3,954         7,338          7,330
               Research and development                              458          1,418          3,852         4,354          2,830
               Bad debt expense                                       --             34            164         5,598              9
               Patent litigation settlement                           --             --            600            --             --
                                                                --------       --------       --------      --------       --------
               Total operating costs                               3,466          8,467         19,215        35,730         17,805
                                                                --------       --------       --------      --------       --------
Income (loss) from operations                                         (5)          (387)         1,578       (30,202)       (12,107)

Total other income (expense)                                        (108)            35          1,111           244           (224)
                                                                --------       --------       --------      --------       --------
Income (loss) before income taxes                                   (113)          (352)         2,689       (29,958)       (12,331)

Provision (benefit) for income taxes                                  --             --            328          (352)            --
                                                                --------       --------       --------      --------       --------
               Net income (loss)                                $   (113)      $   (352)      $  2,361      $(29,606)      $(12,331)
                                                                ========       ========       ========      ========       ========
               Basis earnings (loss) per share                  $  (0.02)      $  (0.05)      $   0.25      $  (2.96)      $  (1.23)
                                                                ========       ========       ========      ========       ========
               Diluted earnings (loss) per share                $  (0.02)      $  (0.05)      $   0.24      $  (2.96)      $  (1.23)
                                                                ========       ========       ========      ========       ========

                                                                                           March 31,
                                                                                           ---------
                                                              1996            1997            1998            1999            2000
                                                            --------        --------        --------        --------        --------
Balance Sheet Data:
Cash and cash equivalents                                   $    525        $  1,710        $  6,217       $  1,415        $  1,429
Working capital                                                1,240           5,518          33,745          2,902             841
Total assets                                                   4,395          11,060          51,674         29,386          16,290
Total liabilities                                              3,026           4,973           9,565         16,850          14,974
Retained earnings (accumulated deficit)                       (1,203)         (1,556)            805        (28,801)        (41,132)
Stockholders' equity                                           1,369           6,087          42,109         12,536           1,316


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

     The Company's revenues during fiscal 2000 were derived primarily from sales of its CDR(R) and accuDEXA(R) products. The Company recognizes revenue on sales of its products at the time of shipment to its customers and when no significant vendor obligations exist and collectability is probable. Revenues from the sales of extended warranties are recognized on a straight-line basis over the life of the extended warranty, which is generally a one-year period. The Company utilizes both a direct sales force and a limited number of distributors for sales of its products within the United States. Effective May 1, 2000, the Company entered into an exclusive distribution agreement with Patterson Dental Company and terminated its existing domestic dealer arrangements. International sales are made primarily through a network of independent foreign distributors. In fiscal 2000, 1999, and 1998, sales to customers within the United States were approximately 68%, 87% and 82% of total revenues, respectively. The Company's international sales are made primarily to distributors in Western Europe, Russia, Australia and South America. The Company intends to expand its business in other international markets, including Asia. All of the Company's sales are denominated in United States dollars.

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

   Results Of Operations

     The following table sets forth, for the fiscal years indicated, certain items from the Statement of Operations expressed as a percentage of net revenues:

                                                                 Year ended March 31,
                                                                 --------------------
                                                   2000                 1999                 1998
                                                   -----                -----                -----
Revenue, net                                       100.0%               100.0%               100.0%
                                                   -----                -----                -----


Cost of sales                                       70.0%                75.9%                45.9%
Excess and obsolete inventory                        4.1%                12.0%                  --
                                                   -----                -----                -----
Total cost of sales                                 74.1%                87.9%                45.9%
                                                   -----                -----                -----

Gross profit                                        25.9%                12.1%                54.1%

Operating expenses:
        Selling and marketing                       34.7%                40.4%                27.7%
        General and administrative                  33.3%                16.1%                10.3%
        Research and development                    12.9%                 9.5%                10.0%
        Bad debt expense                              --                 12.3%                 0.4%
        Patent litigation settlement                  --                   --                  1.6%

Fiscal Year Ended March 31, 2000 as Compared to Fiscal Year Ended March 31, 1999

     Net revenues decreased 51.8% to $22.0 million in fiscal 2000 from $45.6 million in fiscal 1999. The revenue decline is due to lower sales of the Company's CDR(R) dental product and accuDEXA(R) bone mineral density assessment device. Fiscal 2000 revenues were reduced due to a reduction of marketing activity for the Company's products, reduction of credit granting to select dealers, hospitals, universities and governmental agencies and, the Company believes, by the negative perception that existed in the marketplace concerning the Company's viability and long-term ability to upgrade and service its products.

     The rate of return in fiscal 2000 for the Company's CDR and accuDEXA products decreased significantly to 4.3% of gross sales in fiscal 2000 from 28.6% of gross sales in fiscal 1999. The decreased return rate for the CDR is believed to be attributable to several factors including the resolution of certain technical problems in transitioning its CDR product line from CCD sensors to APS sensors. Second, the Company's single user CDR System requires minimal installation. Commencing in September 1998, the Company initiated a program in coordination with its computer supplier, in which the supplier installed all single-user CDR Systems. As a result of logistical problems in implementing this program, the supplier's installations experienced significant delays, which led to a higher than normal rate of return for single user systems shipped in this period. Starting in January 1999, the Company resumed direct management of its single user CDR installations.

     The Company also experienced a higher than normal rate of returns of accuDEXA units. The Company believes that these returns are due to several factors, including the following: First, early shipments of accuDEXA experienced a higher than expected failure rate due to several reasons, including shipping damage, as well as humidity and temperature sensitivity of several components included in the initial design of the product. The Company took steps to address these problems and believes that failure rates relating to such damage and sensitivity have dropped significantly. In this regard, the Company currently expects to implement a number of additional improvements to accuDEXA, to further increase reliability, in the first half of fiscal 2001. Second, the Company initiated a change in its sales policy which affected accuDEXA sales made from May 1998 through November 1998. During that time, the Company waived its customary 10% deposit which it had charged to customers prior to shipment of goods. In December 1998, the Company changed its credit policy, requiring prepayment from non-dealer customers.

     Total cost of sales decreased 59.4% to $16.3 million (74.1% of net revenues) in fiscal 2000 from $40.1 million (87.9% of net revenues) in fiscal 1999. The total cost of sales is decreased due to lower direct and indirect labor costs, warranty expenditures, material costs, royalty costs and overhead costs as a result of decreased revenues and a decrease in the provision for excess and obsolete inventory. The decrease in the provision for excess and obsolete inventory from 1999 to 2000 is primarily attributable to the obsolescence of inventory in the third and fourth quarter of 1999 due to the introduction of the new APS sensors. In January 1999, in an effort to streamline operations and reduce expenses, and as a result of more efficient manufacturing processes and a higher rate of outsourcing, the Company reduced its direct manufacturing labor force from 101 to 64 employees and relocated the operations of its wholly-owned subsidiary, Schick X-Ray, Corp. from its facility in Roebling, New Jersey to the Company's headquarters in Long Island City, New York. In August 1999, Schick X-Ray was dissolved and its operations absorbed by the Company.

     Selling and marketing expenses decreased 58.6% to $7.6 million (34.7% of net revenues) in fiscal 2000 from $18.4 million (40.4% of net revenues) in fiscal 1999. This decrease is due to decreased selling expenses in the CDR and accuDEXA product lines, trade show expenses and other marketing expenses as a result of decreased revenues. Additionally, the Company reduced its direct sales force and associated overhead expenses as a result of decreased revenues.

     General and administrative expenses remained at $7.3 million, 33.3% of net revenues in fiscal 2000 and 16.1% of net revenues in fiscal 1999. However, general and administrative expenses increased as a percent of sales primarily due to an increase in professional services rendered in connection with the restatement of the Company's interim financial statements for fiscal 1999. This increase was partially offset by decreases in payroll and related costs.

     Research and development expenses decreased 35.0% to $2.8 million (12.9% of net revenues) in fiscal 2000 from $4.4 million (9.5% of net revenues) in fiscal 1999. This decrease was largely attributable to decreased payroll and related costs due to a reduction in personnel partially offset by an increase in test services and supply expenses. All research and development costs are expensed as incurred.

     Bad debt expenses were $9 thousand in fiscal 2000 compared to $5.6 million (12.3% of net revenues) in fiscal 1999. The Company believes that the decrease is attributable to the Company's tightened credit policy as described above.

     Interest income decreased to $.1 million in fiscal 2000 from $.5 million in fiscal 1999 due to the utilization of cash balances and investments in short-term interest-bearing securities in support of the Company's operating deficiencies.

     Interest expense increased to $.9 million in fiscal 2000 from $.3 million in fiscal 1999 due to the cost of financing provided by DVI Financial Services Inc. under the Company's Capital Lease and term note financing arrangements and by Greystone Funding Corporation's secured credit facility.

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

     The Company experienced technical problems in transitioning its CDR product line from CCD sensors to APS sensors. Shipments of the Company's initial version of its new APS sensor for the CDR product, which were primarily delivered from April 1998 through August 1998, exhibited a high failure rate and other technical problems. The Company provided for replacements of systems where practical and provided for anticipated returns for units which were not upgradeable. In September 1998, the Company began shipping a new version of the APS sensor which has exhibited a lower failure rate than the initial version.

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

     Total cost of sales increased 127.0% to $40.1 million (87.9% of net revenues) in fiscal 1999 from $17.7 million (45.9% of net revenues) in fiscal 1998. The increase in cost of sales is attributable to (1) change in product sales mix and customer mix; (2) expense to upgrade products for CDR customers;
(3) increased warranty expenses; (4) greater than expected returns; and (5) excess capacity resulting from expansion of the Company's personnel and facilities in support of sales projections that were not achieved. Excess and obsolete inventory reserve provisions were $5.5 million (12.0% of net revenues) in fiscal 1999 compared to none in fiscal 1998. These reserves arose largely from the overstock of various dies and/or obsolete X-Ray inventory that the Company may not use or otherwise salvage and from changes in technology, including sensors, cameras and associated electronics, including the Company's phase-out of production of its CCD sensors (as well as its first generation APS sensors) in favor of its new APS sensors.

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

     Interest income decreased to $505 in fiscal 1999 from $1.2 million in fiscal 1998 due to the utilization of cash balances and investments in short-term interest-bearing securities in support of the Company's operating deficiencies.

     Interest expense increased to $261 in fiscal 1999 from $77 in fiscal 1998 due to the cost of financing provided by DVI Financial Services Inc. under the Company's Capital Lease and Bridge Loan arrangements. Bridge Loan costs include lease termination expense related to the cancellation and return of system sales financed by DVI.

     Current income tax benefit for fiscal 1999 reflects the refund of taxes paid by the Company in fiscal year 1998. The Company has not provided deferred income benefit of future income tax carryforwards because there is no certainty that such benefits will be utilized. The Company has charged $349 to earnings representing deferred income taxes from fiscal 1998 which it may not collect.

Liquidity and Capital Resources

     At March 31, 2000, the Company had $1.4 million in cash and cash equivalents and working capital of $.8 million compared to $1.4 million in cash and cash equivalents, $.4 million in short-term investments and $2.9 million in working capital at March 31, 1999. The decrease in working capital is primarily attributable to the loss from operations during fiscal 2000.

     During fiscal 2000 cash used in operations was $2.1 million compared to $20.4 million used in operations during fiscal 1999. Increases in cash were primarily provided by the sale of a portion of the Company's investment stock and by the initial draw down of the Company's loan facility with Greystone Funding Corporation. This cash was used to fund the Company's operating loss and accounts payable reduction, which exceeded reductions in accounts receivable, inventory and collection of refundable income taxes. Accounts receivable decreased to $1.5 million at March 31, 2000 compared to $4.2 million at March 31, 1999 due to reduced sales and restricted credit granting to select dealers, hospitals, universities and governmental agencies. Inventories decreased to $5.6 million at March 31, 2000 compared to $10.7 million at March 31, 1999 due to the Company's planned reduction of inventory levels. The Company received estimated tax payment and net operating loss refunds of $2.4 million during fiscal 2000.

     The Company's capital expenditures decreased to $.1 million in fiscal 2000 from $2.8 million in fiscal 1999. Fiscal 2000 expenditures included leasehold improvements, computers and production equipment.

     DVI Financial Services, Inc. ("DVI") has provided the Company with notes payable for $6.6 million which is secured by first priority liens on substantially all of the Company's assets. The Company issued promissory notes and security agreements that provide, in part, that the Company may not permit the creation of any additional lien or encumbrance on the Company's property or assets. The notes are due in varying installments through fiscal 2006. Interest is paid monthly at the prime rate (9% at March 31, 2000) plus 2.5%.

     In December 1999, the Company entered into a Loan Agreement (the "Loan Agreement") with Greystone Funding Corporation ("Greystone") to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. Pursuant to the Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued to Greystone and its designees, warrants to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $.75 per share. The Company agreed to issue Greystone and additional 2,000,000 shares at an exercise price of $.75 per share in connection with a cash payment of $1 million by Greystone to the Company in consideration of a sale of Photobit stock by the Company to Greystone. The sale of the Photobit stock was made subject to a right of first refusal held by Photobit and it founders. By letter dated February 17, 2000, counsel for Photobit informed the Company that Photobit considers the Company's sale of its shares to Greystone to be void on the basis of the Company's purported failure to properly comply with Photobit's right of first refusal.

     On March 17, 2000, the Company and Greystone entered into and Amended and Restated Loan Agreement effective as of December 17, 1999 (the "Amended loan Agreement"), which amended and restated the Loan Agreement, pursuant to which Greystone agreed to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. The $1 million cash payment to the Company was converted as of December 27, 1999 into an initial advance of $1 million under the Amended Loan Agreement. Pursuant to the Amended Loan Agreement and to induce Greystone to enter into said Agreement, the Company issued warrants to Greystone and its designees, consisting of those warrants previously issued under the Loan Agreement and Photobit stock sale arrangement, to purchase 5,000,0000 shares, of the Company's Common Stock at an exercise price of $0.75 per share, exercisable at any time after December 27, 1999. Under the Amended Loan Agreement, the Company also issued to Greystone or its designees warrants (the "Additional Warrants") to purchase an additional 13,000,000 shares of common stock, which Additional Warrants will vest and be exercisable at a rate of two shares of Common Stock for each dollar advanced under the Amended Loan Agreement in excess of the initial draw of $1 million. Any additional warrants, which do not vest prior to expiration or surrender of the line of credit, will be forfeited and canceled. In connection with the Greystone secured credit facility, effective as of February 15, 2000, DVI consented to the Company's grant to Greystone of a second priority lien encumbering the Company's assets, under and subject in priority and right of payment to all liens granted by the Company to DVI. To date, no additional funds have been advanced under the Amended Loan Agreement in excess of the initial draw of $1 million.

     The Company has also undertaken various cost-cutting measures including reduction of facilities and personnel. By approximately 40% and 60% respectively from peak levels of fiscal 1999. The Company discontinued certain promotional programs which had resulted in increased credit risk, and concomitantly limited credit to selected domestic dealers. The company continues efforts to improve its products and methods of production. Effective May 1, 2000 the Company entered an exclusive distribution agreement with Patterson Dental Company ("Patterson"). Under the terms of this agreement the Company discontinued all direct domestic sales of its dental products, with the exception of those to governmental agencies and universities. As a result of the agreement, the Company further reduced its sales force. Remaining domestic sales representatives have become manufacturer representatives charged with support of the Patterson sales effort. The Company terminated all existing dealer agreements including its agreement with Henry Schein, Inc.

     The Company believes that its cost reductions, refinancing and new sales arrangement, should permit the Company to generate sufficient working capital to meet its obligations as they mature. The ability of the Company to meet its cash requirements is dependent, in part, on the Company's ability to attain adequate sales and profit levels and to satisfy its existing warranty obligations without incurring expenses substantially in excess of related warranty revenue and to collect its accounts receivable on a timely basis. Management believes that existing capital resources and sources of credit, including the Greystone credit facility, are adequate to meet its current cash requirements. However, if the Company's cash needs are greater than anticipated or the Company does not satisfy drawdown conditions under the Amended Loan Agreement, the Company will be required to seek additional or alternative financing sources. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The DVI term notes bear an annual interest rate based on the prime rate plus 2.5%, provided however, that if any payments to DVI are past due for more than 60 days, interest will thereafter accrue at the prime rate plus 5.5%. Because the interest rate is variable, the Company's cash flow may be adversely affected by increases in interest rates. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company's interest expense or available cash.

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

David B. Schick          Age 39,  is a founder  of the  Company  and,  since its
                         inception  in April 1992,  has served as the  Company's
                         Chief  Executive  Officer and  Chairman of the Board of
                         Directors.  From the  Company's  inception  to December
                         1999,   Mr.   Schick  also  served  as  the   Company's
                         President.  Mr.  Schick's  current  term  on the  Board
                         expires at the Company's Annual Meeting of Stockholders
                         in 2000.  Mr.  Schick  is also a member of the Board of
                         Directors of Photobit Corporation.  From September 1991
                         to April 1992,  Mr. Schick was employed by Philips N.V.
                         Laboratories,  where he served as a consulting engineer
                         designing  high-definition  television equipment.  From
                         February  1987 to August 1991,  Mr. Schick was employed
                         as a senior engineer at Cox and Company, an engineering
                         firm in New York  City.  From  January  1985 to January
                         1987, Mr. Schick was employed as an electrical engineer
                         at Grumman Aerospace Co. Mr. Schick holds a B.S. degree
                         in  electrical   engineering  from  the  University  of
                         Pennsylvania's Moore School of Engineering. Mr. Schick is the son of Dr. Allen Schick and the nephew of Dr.
                         Barrekette.

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

Jeffrey T. Slovin        Age 35, has served as the Company's  President and as a
                         Director since December 1999. Mr. Slovin's current term
                         on the Board expires at the Company's Annual Meeting of
                         Stockholders   in  2001.  Mr.  Slovin  is  currently  a
                         Managing Director of Greystone & Co., Inc. From 1996 to
                         1999, Mr. Slovin served in various executive capacities
                         at  Sommerset   Investment   Capital   LLC,   including
                         Managing Director, and as President of Sommerset Realty
                         Investment Corp. During 1995, Mr. Slovin was a Manager at Fidelity Investments Co. From 1991 to 1994, Mr.
                         Slovin was Chief  Financial  Officer of  SportsLab  USA
                         Corp. and, from 1993 to 1994, was also President of Sports and Entertainment Inc. From 1987 to 1991, Mr.
                         Slovin was an associate at Bear Stearns & Co., Inc., specializing in mergers and acquisitions and corporate finance. Mr. Slovin holds an MBA degree from Harvard
                         Business School.

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

Jonathan Blank, Esq.     Age 55, has served as a Director of the  Company  since
                         April 2000. Mr. Blank's current term on the Board expires at the Company's Annual Meeting of Stockholders in 2002. Since 1979, Mr. Blank has been a member of the law firm of Preston Gates Ellis & Rouvelas Meeds LLP, a managing partner of the firm since 1995 and a member of the Executive Committee of Preston Gates Ellis LLP since 1995. Mr. Blank is also a member of the Board of Directors of Marine Transport Corporation and of its Audit Committee.

(b) The following table shows the names and ages of all executive officers of the Company, the positions and offices held by such persons and the period during which each such person served as an officer. The term of office of each person is generally not fixed since each person serves at the discretion of the Board of Directors of the Company.

     Name                                   Age     Position                                   Officer
     ----                                   ---     --------                                    Since
                                                                                               -------
     David B. Schick...................     39      Chairman of the Board and Chief
                                                    Executive Officer                           1992

     Jeffrey T. Slovin.................     35      President and Director                      1999

     John Pauley.......................     53      Chief Operating Officer                     1999

     Zvi N. Raskin.....................     37      Secretary and General Counsel               1992

     Stan Mandelkern...................     40      Vice President of Engineering               1999

     William Rogers....................     59      Vice President of Operations                1999


     Michael Stone.....................     47      Vice President of Sales and Marketing       2000

     The business experience of each of the executive officers who is not a Director is set forth below.

     JOHN PAULEY has served as the Company's Chief Operating Officer since October 1999. From 1985 to 1999, Mr. Pauley was President and Chief Executive Officer of PFCM Corporation, a management-consulting firm. From 1983 to 1985, Mr. Pauley was Director of Construction Engineering and Facilities Operations at NBC, Inc. and, from 1979 to 1983, was President and Chief Executive Officer of Hospital Energists, Inc. / Oak Ridge Associated Universities. Mr. Pauley holds a B.A. Degree in Biology and a B.S. Degree in Chemistry from the University of Tennessee.

     ZVI N. RASKIN has served as Secretary of the Company since April 1992 and as General Counsel of the Company since September 1995. From April 1992 to May 1996, Mr. Raskin was a Director of the Company. Mr. Raskin is admitted to practice law before the Bars of the State of New York, the United States District Courts for the Southern and Eastern Districts of New York and the United States Court of Appeals for the Second Circuit. From 1992 to 1995, Mr. Raskin was a senior associate at the New York law firm of Townley & Updike. From 1990 to 1992, Mr. Raskin was an associate at the New York law firm of Dornbush Mandelstam & Silverman. Mr. Raskin holds a J.D. degree from Yale Law School.

     STAN MANDELKERN has served as the Company's Vice President of Engineering since November 1999. From 1998 to 1999, Mr. Mandelkern was the Company's Director of Electrical Engineering, and was a Senior Electrical Engineer at the Company from 1997 to 1998. From 1996 to 1997 Mr. Mandelkern was at Satellite Transmission Systems as Project Leader for the Digital Video Products Group. From 1989 to 1996 Mr. Mandelkern held various design and management positions at Loral Corp. Mr. Mandelkern holds a M.S. Degree in electrical engineering from Syracuse University.

     WILLIAM ROGERS has served as the Company's Vice President of Operations since January 2000. From August 1998 to January 2000, Mr. Rogers was the Company's Director of Materials and Manufacturing Engineering. From June 1995 to August 1998, Mr. Rogers was Director of Operations at Veeco Instruments Co., and from May 1993 to February 1995 was Director of Manufacturing for Scully Signal Company. Mr. Rogers holds a B.S. Degree in electrical engineering from Northeastern University.

     MICHAEL STONE has served as the Company's Vice President of Sales and Marketing since January 2000. From September 1993 to January 2000, Mr. Stone was General Manager of the Dental Division of Welch-Allyn Company, and from October 1989 to September 1993 was Director of Marketing for Welch-Allyn. Mr. Stone holds an MBA degree from the University of Rochester.

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

     Based solely on a review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors and greater than 10% beneficial owners were complied with, except that the Form 3 for Mr. Stone, Vice President of Sales and Marketing, was not timely filed.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation received for the fiscal years ended March 31, 2000, 1999 and 1998 by the Company's chief executive officer and each of the current and former executive officers of the Company whose total salary and other compensation exceeded $100,000 (the "Named Executives") for services rendered in all capacities (including service as a director of the Company) during the year ended March 31, 2000.

                           Summary Compensation Table

                                                                                                           Long-Term
                                                                              Annual Compensation        Compensation
                                                                              -------------------           Awards
                                                                                                            ------

                                                                                              Other
                                                                                              Annual      Securities      All Other
       Name and Principal                                Fiscal                               Compensa    Underlying      Compensa
            Position                                      Year   Salary($)      Bonus($)      tion(1)     Options(#)(2)   tion($)(3)
            --------                                      ----   ---------      --------      -------     -------------   ---------

------------------------------------------------------------------------------------------------------------------------------------
                                                          2000   $184,442      $   --            --            --        $  3,802
    David B. Schick
    Chairman of the Board and                             1999    217,500          --            --          12,251         3,980
    Chief  Executive Officer
                                                          1998    143,385        39,692          --           3,267         4,569
------------------------------------------------------------------------------------------------------------------------------------
                                                          2000    165,769          --            --            --           3,144
    Fred Levine
    Former Vice President of                              1999    179,167        47,500(4)       --          12,055         4,366
    Sales and Marketing and
    Former Director
                                                          1998    137,318        23,826(4)       --           1,000         4,031
------------------------------------------------------------------------------------------------------------------------------------
                                                          2000    160,577        10,000          --            --           4,265
    Zvi N. Raskin, Esq
    General Counsel and                                   1999    132,500          --            --          17,006         3,286
    Secretary
                                                          1998     99,539        25,000          --           2,343         3,113
------------------------------------------------------------------------------------------------------------------------------------
    George C. Rough, Jr                                   2000    139,385(5)       --            --            --            --
    Former Chief Financial
    Officer                                               1999     13,846(6)    150,000(7)       --         100,000(8)       --

                                                          1998       --            --            --            --            --

----------------

(1) Aggregate amount does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the named officer.

(2) Represents options to purchase shares of Common Stock granted during fiscal 1998, 1999 and 2000, pursuant to the Company's 1996 Employee Stock Option Plan.

(3) Reflects amounts contributed by the Company in the form of matching contributions to the Named Executive's Savings Plan account during fiscal 1998, 1999 and 2000.

(4) Represents a commission received by Mr. Levine in connection with certain sales targets that were met or exceeded.

----------------

(5) Reflects payment of salary to Mr. Rough from April 1, 1999 through the termination of his employment with the Company in October 1999.

(6) Reflects payment of salary to Mr. Rough from March 1, 1999, upon commencement of his employment with the Company, through March 31, 1999.

(7) In connection with commencement of his employment with the Company in March 1999, Mr. Rough was paid a bonus of $150,000.

(8) Upon his employment with the Company on March 1, 1999, Mr. Rough was granted stock options to purchase 100,000 shares, 25% of which stock options were to vest on March 1, 2000, 25% on March 1, 2001, 25% on March 1, 2002, and the remaining 25% on March 1, 2003, pursuant to the 1996 Employee Stock Option Plan. Upon his termination from employment with the Company in October 1999, all such options terminated.

Employment Agreements and Termination of Employment Arrangement

     In February 2000, the Company entered into a three-year employment agreement with David Schick, pursuant to which Mr. Schick is employed as Chief Executive Officer of the Company. The term of the agreement is renewable thereafter on a year-to-year basis unless either party gives 60-day written notice of termination before the end of the then-current term. Mr. Schick's base annual salary is $200,000, subject to annual increases of at least ten percent (10%). In addition to base salary, Mr. Schick is eligible to receive annual merit or cost-of-living increases as may be determined by the Executive Compensation Committee of the Board of Directors. Mr. Schick will also receive incentive compensation in the form of a bonus which is calculated using a formula based on the Company's EBITDA as a percentage of the Company's net revenues. Additionally, all Company stock options held by, or to be issued to, Mr. Schick will immediately vest in the event that the Company has a change in control or is acquired by another company or entity.

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

     In February 1999, the Company entered into a three-year employment agreement with George C. Rough, Jr. to commence on March 1, 1999, pursuant to which Mr. Rough was employed as Chief Financial Officer and Vice-President of the Company. The term of the agreement was renewable thereafter on a year-to-year basis unless either party were to give 60-day written notice of termination before the end of the then-current term. Mr. Rough's base annual salary was $240,000, subject to annual increases at the discretion of the Company's Chief Executive Officer, contingent upon approval by the Executive Compensation Committee of the Board of Directors. In addition to base salary, Mr. Rough also received compensation in the form of a bonus, in the amount of $150,000, paid to him in April 1999 and was also to receive a guaranteed annual bonus of $40,000, payable at the end of each fiscal year during the term of his employment. Mr. Rough was also awarded, upon commencement of his employment with the Company,

100,000 Incentive Stock Options under the Company's 1996 Employee Stock Option Plan, as amended. In October, 1999, Mr. Rough resigned from his position at the Company and the 100,000 stock options awarded to him terminated.

Compensation of Directors

     Directors who are also employees of the Company are not separately compensated for any services they provide as directors. In fiscal 2000, each non-employee director of the Company was eligible to receive $500 for each meeting of the Board of Directors attended, $300 for each committee meeting attended, and an annual retainer of $1,200. The Company may, but did not, pay such fees in Common Stock. In addition, non-employee directors are eligible to receive annual grants of stock options under the Company's Directors Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

     The Executive Compensation Committee reviews and makes recommendations regarding the compensation for top management and key employees of the Company, including salaries and bonuses. The members of the Executive Compensation
Committee during the fiscal year ended March 31, 2000 were Howard Wasserman, D.D.S. (until Mr. Wasserman resigned as a member of the Board of Directors in November 1999) and Robert J. Barolak (commencing upon Mr. Barolak's election to the Board of Directors in December, 1999). None of such persons is an officer or employee, or former officer or employee, of the Company or any of its subsidiaries. No interlocking relationship existed during the fiscal year ended March 31, 2000, between the members of the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor had any such interlocking relationship existed in the past. Mr. Barolak is an executive officer of Greystone, a lender to the Company under the Amended and Restated Loan Agreement between the Company and Greystone. See "Item 7 - Management's Discussion and Analysis - Liquidity and Capital Resources" and "Item 13 - Certain Relationships and Related Transactions."

Stock Option Grants

     The following table sets forth information regarding grants of options to purchase Common Stock made by the Company during the year ended March 31, 2000 to each of the Named Executives.

                                       Option Grants in Fiscal 2000

                                                         Individual Grants
                               Number of
                               Securities   Percent of Total
                               Underlying    Options Granted   Exercise
                                Options     to  Employees in     Price       Expiration     Grant Date
        Name                   Granted(#)     Fiscal 2000(1)   ($/Share)        Date          Value
        ----                   ----------   ----------------   --------      ----------     ----------

     David B. Schick               --              --             --             --             --

                                   --              --             --             --             --
     Fred Levine

     Zvi N. Raskin                 --              --             --             --             --


     George C
     Rough, Jr                     --              --             --             --             --

(1) The Company granted employees options to purchase a total of 681,866 shares of Common Stock in fiscal 2000.

Option Exercises and Year-End Value Table

     The following table sets forth information regarding the exercise of stock options during fiscal 2000 and the number and value of unexercised options held at March 31, 2000 by each Named Executive.

                                                   Aggregated Option Exercises in Fiscal 2000
                                                      and Fiscal 2000 Year-End Option Values


                                                                         Number of
                                                                         Securities            Value of
                                                                         Underlying          Unexercised
                                                                        Unexercised         "In-the-Money"
                                                                         Options at           Options at
                                         Shares                         March 31, 2000      March 31, 2000
                                       Acquired on        Value          Exercisable/        Exercisable/
       Name                            Exercise(#)     Realized ($)     Unexercisable      Unexercisable(1)
       ----                            -----------     ------------     -------------      ----------------


     David B. Schick                       --               --         11,536(2) / 9,696         $ -- / --


     Fred Levine                           --               --           56,000(3) / 0          18,760 / 0


     Zvi N. Raskin                         --               --          6,425 / 12,673            -- / --


     George C. Rough,                      --               --              0/0(4)                -- / --
     Jr


(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $2.125 per share, the closing price per share on March 31, 2000, and the exercise price of the option, multiplied by the applicable number of options.

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

(4) Upon his termination from employment with the Company in October 1999, all the stock options granted to Mr. Rough upon his employment with the Company on March 1, 1999, terminated and were returned to the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of June 13, 2000 by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director, (iii) each Named Executive of the Company and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock owned by them.

                                                    Number of Shares                                              Percentage of
     Name                                           Beneficially Owned(1)                                         Outstanding Shares
     ----                                           ---------------------                                         ------------------
     David B. Schick(2) .........................   2,195,090(3).......................................................21.6%

     George C. Rough Jr.(4) .....................   --(5)..............................................................--

     Fred Levine(6) .............................   97,792(7)..........................................................*

     Zvi N. Raskin(2) ...........................   117,557(8).........................................................1.2%

     Euval S. Barrekette(9) .....................   127,740(10)........................................................1.3%

     Allen Schick(11) ...........................   545,624(12)........................................................5.4%

     Jeffrey T. Slovin(2) .......................   760,000(13)........................................................7.0%

     Robert Barolak (14) ........................   10,000(15).........................................................*

     Jonathan Blank(16) .........................   110,075(17)........................................................1.1%

     Greystone Funding Corp.(18) ................   4,250,000(19)......................................................29.5%

     All current executive Officers and Directors
     as a group(20)..............................   3,905,036..........................................................35.5%

*    Less than 1%

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of June 13, 2000 are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(2) Such person's business address is c/o Schick Technologies, Inc., 31-00 47th Avenue, Long Island City, New York 11101.

(3) Consists of 2,183,300 shares held jointly by Mr. Schick and his wife; 5,715 shares issuable upon the exercise of stock options granted to Mr. Schick in July 1996; 2,450 shares issuable upon the exercise of stock options granted to Mr. Schick in July 1997; 1125 shares issuable upon the exercise of stock options granted to Mr. Schick in April 1998; and 2,500 shares issuable upon the exercise of stock options granted to Mr. Schick in October 1998, pursuant to the 1996 Employee Stock Option Plan.

(4) Such person's business address is c/o PricewaterhouseCoopers LLP, 1301 Avenue of the Americas, New York, New York 10036.

(5) Upon his employment with the Company on March 1, 1999, Mr. Rough was granted stock options to purchase 100,000 shares, 25% of which stock options were to vest on March 1, 2000, 25% on March 1, 2001, 25% on March 1, 2002, and the remaining 25% on March 1, 2003, pursuant to the 1996 Employee Stock Option Plan. Upon his termination from employment with the Company in October 1999, all such options terminated and reverted to the Company.
----------

(6)  Such person's address is 3 Cottonwood Lane, Wesley Hills, New York 10901.

(7) Consists of 41,792 shares held jointly by Mr. Levine and his wife, and 56,000 shares issuable upon the exercise of options granted to Mr. Levine in fiscal 1996.

(8) Consists of 34,800 shares held jointly by Mr. Raskin and his wife; an additional 75,000 shares (the "Shares") issued by the Company to Mr. Raskin on February 6, 2000, which are subject to the following restrictions on their sale or transfer: (i) none of the Shares may be sold or transferred prior to December 31, 2000, (ii) one-third (i.e., 25,000) of the Shares may be sold or transferred on or after December 31, 2000, (iii) an additional one-third (i.e., an additional 25,000) of the Shares may be sold or transferred on or after December 31, 2001, and (iv) the final one-third (i.e., the final 25,000) of the Shares may be sold or transferred on or after December 31, 2002. The aforementioned 75,000 shares are subject to a risk of forfeiture which expires as to 25,000 shares on each of December 31, 2000, 2001 and 2002; 1,755 shares issuable upon the exercise of stock options granted to Mr. Raskin in July 1997; 1,002 shares issuable upon the exercise of options granted to Mr. Raskin in April 1998; 2,500 shares issuable upon the exercise of options granted to Mr. Raskin in July 1998; and 2,500 shares issuable upon the exercise of options granted to Mr. Raskin in October 1998, pursuant to the 1996 Employee Stock Option Plan.

(9)  Such person's address is 90 Riverside Drive, New York, New York 10024.

(10) Consists of 115,240 shares held by Dr. Barrekette; 2,500 shares issuable upon the exercise of stock options granted to Dr. Barrekette in July, 1998; and 10,000 shares issuable upon the exercise of stock options granted to Dr. Barrekette in June, 2000, pursuant to the 1997 Directors Stock Option Plan.

(11) Such person's address is 1222 Woodside Parkway, Silver Spring, Maryland 20910.

(12) Consists of 488,324 shares held jointly by Dr. Schick and his wife; 44,800 shares held by Dr. Schick as custodian for the minor children of David Schick; 2,500 shares issuable upon the exercise of stock options granted to Dr. Schick in July 1998; and 10,000 shares issuable upon the exercise of stock options granted to Dr. Schick in June, 2000, pursuant to the 1997 Directors Stock Option Plan. Dr. Schick disclaims beneficial ownership of the 44,800 shares held as custodian.

(13) Consists of 750,000 shares issuable upon the exercise of warrants held by Mr. Slovin (which Mr. Slovin received as designee of Greystone) and 10,000 shares issuable upon the exercise of stock options granted to Mr. Slovin in June, 2000, pursuant to the 1997 Directors Stock Option Plan.

(14) Such person's business address is c/o Greystone & Co., 152 West 57th Street, New York, New York 10019.

(15) Consists of 10,000 shares issuable upon the exercise of stock options granted to Mr. Barolak in June, 2000, pursuant to the 1997 Directors Stock Option Plan.

(16) Such person's business address is c/o Preston Gates Ellis & Rouvelas Meeds LLP, 1735 New York Avenue, N.W., Washington, D.C. 20006.

(17) Consists of 100,075 shares held by Mr. Blank; and 10,000 shares issuable upon the exercise of stock options granted to Mr. Blank in June 2000, pursuant to the 1997 Directors Stock Option Plan.

(18) Greystone's address is 152 West 57th Street, New York, New York 10019.

(19) Consists of 4,250,000 shares issuable upon the exercise of warrants held by Greystone. Does not include 13,000,000 shares issuable upon exercise of warrants held by Greystone which vest as additional amounts are advanced under the Greystone Loan Agreement. See "Item 7 - Management's Discussion and Analysis - Liquidity and Capital Resources."

(20) Includes the shares underlying warrants described in Note 13 as well as shares subject to options held by current officers and directors.

     In connection with, and as a condition to, the Loan Agreement with Greystone on December 27, 1999, the Company, David B. Schick, Allen Schick and Greystone entered into a Stockholders Agreement (the "Stockholders Agreement") dated as of December 27, 1999. (David B. Schick and Allen Schick are collectively referred to herein as the "Stockholders") pursuant to which, among other things, (i) the Stockholders agree to vote shares of Common Stock which they or family members or certain affiliates own or which the Stockholders control (the "Stockholder Shares") as necessary to cause the Company's Board of Directors (the "Board") to consist of a minimum of six members or such other number as required by the Loan Agreement; (ii) the Stockholders agree to vote the Stockholder Shares in favor of the election or reelection of designees of Greystone for the number of seats on the Board (initially two) as provided in the Loan Agreement; (iii) the Stockholders agree to take action and vote to appoint a Greystone designee to fill any vacancy on the Board by reason of the death, resignation or removal of a Greystone designee; (iv) the Stockholders agree not to vote Stockholder Shares to remove a Greystone designee from the Board; (v) each Stockholder who is a director of the Company agrees, in his capacity as director (and subject to his fiduciary duties), to cause Jeffrey Slovin to hold the office of President of the Registrant and to vote as provided in clauses (i) through (iv) above, as well as to vote to elect or reelect (and not vote to remove) individuals appointed by Greystone to the audit committee and compensation committee of the Board, as provided in the Loan Agreement. The Stockholders have also agreed to vote all of their respective Stockholder Shares in favor of a proposal to increase the number of stock options available for grant to employees by 750,000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the Loan Agreement with Greystone, the Company issued to Greystone 4,250,000 warrants to purchase the Company's Common Stock, and to Jeffrey Slovin, as Greystone's designee, 750,000 warrants to purchase the Company's Common Stock. Mr. Slovin is the company's President and serves as a Director as Greystone's designee. Messrs. Slovin and Robert Barolak, who also serves as a Director as Greystone's designee, are executive officers of Greystone. See "Item 7 - Management's Discussion and Analysis - Liquidity and Capital Resources."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

SCHICK TECHNOLOGIES, INC.
Index to Consolidated Financial Statements
                                                                                                                                Page
Index to Consolidated Financial Statements ...................................................................................   F-1

Report of Independent Certified Public Accountants ...........................................................................   F-2

Report of Independent Accountants ............................................................................................   F-3

Consolidated Balance Sheets as of March 31, 2000 and 1999 ....................................................................   F-4

Consolidated Statements of Operations for the years ended March 31, 2000, 1999 and 1998 ......................................   F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31,
         2000, 1999 and 1998 .................................................................................................   F-6

Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998 ......................................   F-7

Notes to Consolidated Financial Statements ...................................................................................   F-8

               Report of Independent Certified Public Accountants

To the Board of Directors
and Stockholders of Schick Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Schick Technologies, Inc. (the "Company") as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schick Technologies, Inc. as of March 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II - Valuation and Qualifying Accounts of Schick Technologies, Inc. for each of the two years in the period ended March 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



Grant Thornton LLP
New York, New York
June 16, 2000

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Schick Technologies, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material aspects, the financial position of Schick Technologies, Inc. and its subsidiaries (the "Company") at March 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion,
Schedule II for the years ended March 31, 1998 and 1997 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
New York, New York
June 9, 1998

Schick Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

                                                                                                        March 31,
                                                                                                        ---------
                                                                                                           2000              1999
                                                                                                           ----              ----
Assets
Current assets
     Cash and cash equivalents                                                                           $  1,429          $  1,415
     Short - term investments                                                                                   8               360
     Accounts receivable, net of allowance for doubtful accounts of
        $2,449 (2000) and $4,512 (1999), respectively                                                       1,535             4,205
     Inventories                                                                                            5,612            10,686
     Income taxes receivable                                                                                  127             2,720
     Prepayments and other current assets                                                                     166               321
                                                                                                         --------          --------
                     Total current assets                                                                   8,877            19,707
                                                                                                         --------          --------
Equipment, net                                                                                              5,206             7,221
Investments                                                                                                   815             1,250
Other assets                                                                                                1,392             1,208
                                                                                                         --------          --------
                     Total assets                                                                        $ 16,290          $ 29,386
                                                                                                         ========          ========



Liabilities and Stockholders' Equity
Current liabilities
     Current maturities of long term debt                                                                $    245          $  5,000
     Accounts payable and accrued expenses                                                                  4,255             8,946
     Accrued salaries and commissions                                                                         878             1,296
     Deferred revenue                                                                                       1,681               564
     Deposits from customers                                                                                  666               513
     Warranty obligations                                                                                     278               402
     Capital lease obligations, current                                                                        33                84
                                                                                                         --------          --------
                     Total current liabilities                                                              8,036            16,805
                                                                                                         --------          --------

Long term debt                                                                                              6,938                --
Capital lease obligations                                                                                      --                45
                                                                                                         --------          --------
                     Total liabilities                                                                     14,974            16,850
                                                                                                         --------          --------
Commitments and contingencies                                                                                  --                --
Stockholders' equity
     Preferred stock ($0.01 par value; 2,500,000
          shares authorized; none issued and outstanding)                                                      --                --
     Common stock ($0.01 par value; 25,000,000 shares authorized: 10,134,884 and 10,059,384 shares issued and outstanding at March 31, 2000 and
          1999, respectively)                                                                                 101               101
     Additional paid-in capital                                                                            42,347            41,236
     (Accumulated deficit)                                                                                (41,132)          (28,801)
                                                                                                         --------          --------
                     Total stockholders' equity                                                             1,316            12,536
                                                                                                         --------          --------
                     Total liabilities and stockholders' equity                                          $ 16,290          $ 29,386
                                                                                                         ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

Schick Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

                                                                                                    Year Ended March 31,
                                                                                         ------------------------------------------
                                                                                           2000             1999             1998
                                                                                         --------         --------         --------
Revenue, net                                                                             $ 21,989         $ 45,605         $ 38,451
                                                                                         --------         --------         --------


Cost of sales                                                                              15,393           34,611           17,658
Excess and obsolete inventory                                                                 898            5,466               --
                                                                                         --------         --------         --------
Total cost of sales                                                                        16,291           40,077           17,658
                                                                                         --------         --------         --------

                             Gross profit                                                   5,698            5,528           20,793
                                                                                         --------         --------         --------

Operating expenses:
          Selling and marketing                                                             7,636           18,440           10,645
          General and administrative                                                        7,330            7,338            3,954
          Research and development                                                          2,830            4,354            3,852
          Bad debt expense                                                                      9            5,598              164
          Patent litigation settlement                                                         --               --              600
                                                                                         --------         --------         --------
                             Total operating costs                                         17,805           35,730           19,215
                                                                                         --------         --------         --------

                             (Loss) income from operations                                (12,107)         (30,202)           1,578
                                                                                         --------         --------         --------

Other income (expense)
          Gain from sale of investment                                                        565               --               --
          Interest income                                                                     101              505            1,188
          Interest expense                                                                   (890)            (261)             (77)
                                                                                         --------         --------         --------
                             Total other income (expense)                                    (224)             244            1,111
                                                                                         --------         --------         --------

                             (Loss) income before income taxes                            (12,331)         (29,958)           2,689

                             (Benefit) provision for income taxes                              --             (352)             328
                                                                                         --------         --------         --------

                             Net (loss) income                                           $(12,331)        $(29,606)        $  2,361
                                                                                         ========         ========         ========


                             Basis (loss) earnings per share                             $  (1.23)        $  (2.96)        $   0.25
                                                                                         ========         ========         ========
                             Diluted (loss) earnings per share                           $  (1.23)        $  (2.96)        $   0.24
                                                                                         ========         ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

Schick Technologies, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands, except share amounts)
----------------------------------------------------------


                                                                                                         (Accumulated
                                                                    Common Stock              Additional    Deficit)       Total
                                                                    ------------              Paid -in     Retained    Stockholders'
                                                                       Shares      Amount      Capital      Earnings      Equity
                                                                     ---------   ----------   ----------   ----------    ----------
Balance at April 1, 1997                                             7,957,231   $       80   $    7,563   $   (1,556)   $    6,087

           Issuance and sale of common stock in initial
                public offering                                      2,012,500           20       33,488           --        33,508
           Issuance of common stock upon
                exercise of stock options                                2,479           --           18           --            18
           Issuance of common stock upon
                exercise of warrants                                    19,847           --          100           --           100
           Issuance of compensatory
                stock options to employees                                  --           --           35           --            35
           Net income                                                       --           --           --        2,361         2,361
                                                                     ---------   ----------   ----------   ----------    ----------
Balance at March 31, 1998                                            9,992,057          100       41,204          805        42,109
           Issuance of common stock upon
                exercise of stock options                                3,848           --           32           --            32
           Issuance of common stock upon
                exercise of warrants                                    63,479            1           --           --             1
           Net loss                                                         --           --           --      (29,606)      (29,606)
                                                                     ---------   ----------   ----------   ----------    ----------
Balance at March 31, 1999                                           10,059,384          101       41,236      (28,801)       12,536
           Issuance of warrants                                             --           --        1,111           --         1,111
           Issuance of common stock, net                                75,000           --           --           --            --
           Net loss                                                         --           --           --      (12,331)      (12,331)
                                                                     ---------   ----------   ----------   ----------    ----------
Balance at March 31, 2000                                           10,134,384   $      101   $   42,347   $  (41,132)   $    1,316
                                                                    ==========   ==========   ==========   ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

Schick Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
-------------------------------------

                                                                                                        Year ended March 31,
                                                                                                        --------------------
                                                                                                     2000        1999        1998
                                                                                                   --------    --------    --------
Cash flows from operating activities
     Net (loss) income                                                                             $(12,331)   $(29,606)   $  2,361
       Adjustments to reconcile net (loss) income to net cash used in operating activities
               Depreciation and amortization                                                          2,186       1,710         943
               Provision for excess and obsolete inventory                                              898       5,466          --
               Provision for bad debts                                                                    9       5,598         164
               Stock and option grant compensation                                                       --          --          35
               Accrued interest on investments                                                           --          --        (428)
               Amortization of debt discount and deferred financing costs                               181          --          --
               Gain from sale of investment                                                            (565)         --          --
               Other                                                                                    146
               Changes in assets and liabilities:
                        Accounts receivable                                                           2,661         370      (8,409)
                        Inventories                                                                   4,176      (4,000)     (9,474)
                        Income taxes receivable                                                       2,443      (2,720)         --
                        Prepayments and other current assets                                            155         425        (419)
                        Other assets                                                                    137        (148)        (61)
                        Deferred income taxes                                                            --         349        (349)
                        Account payable and accrued expenses                                         (3,355)      1,759       5,841
                        Income taxes payable                                                             --        (144)        144
                        Deferred revenue                                                              1,117         202         221
                        Deposits from customers                                                         153         182         194
                        Warranty obligations                                                           (124)        157         (84)
                        Accrued interest on notes payable                                                --          --        (102)
                                                                                                   --------    --------    --------
                                   Net cash used in operating activities                             (2,113)    (20,400)     (9,423)
                                                                                                   --------    --------    --------
Cash flows from investing activities
     Capitalization of software development costs                                                        --          --        (165)
     Business acquisition                                                                                --          --      (1,450)
     Purchase of minority interest investment                                                            --        (250)     (1,000)
     Proceeds from sale of investment                                                                 1,000          --          --
     Purchase available-for-sale investments                                                             --     (10,588)    (23,425)
     Proceeds from maturities of held-to-maturity investments                                           352      24,250      12,144
     Proceeds from redemption of available-for-sale investments                                          --          --         490
     Capital expenditures, net                                                                         (129)     (2,777)     (4,668)
                                                                                                   --------    --------    --------
                                   Net cash provided by (used in) investing activities                1,223      10,635     (18,074)
                                                                                                   --------    --------    --------
Cash flows from financing activities
     Net proceeds from issuance and sale of common stock                                                 --          33      33,626
     Proceeds from issuance of short-term notes                                                          --       5,000          --
     Proceeds from long term borrowings                                                               1,000          --          --
     Principal payments on capital lease obligations                                                    (96)        (70)       (109)
     Repayment of notes payable                                                                          --          --      (1,513)
                                                                                                   --------    --------    --------
                                   Net cash provided by financing activities                            904       4,963      32,004
                                                                                                   --------    --------    --------

Net increase (decrease) in cash and cash equivalents                                                     14      (4,802)      4,507
Cash and cash equivalents at beginning of year                                                        1,415       6,217       1,710
                                                                                                   --------    --------    --------

Cash and cash equivalents at end of year                                                           $  1,429    $  1,415    $  6,217
                                                                                                   ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Schick Technologies, Inc.
Notes to Consolidated Financial Statements
(Amounts In thousands, except share and per share amounts)
----------------------------------------------------------

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

     The following is a summary of the Company's revenues from its principal products:

                                       % Of Total Revenue
                                            2000           1999            1998
                                            ----           ----            ----
     CDR                                     88%             71%             90%
     accuDEXA                                12%             29%             10%
                                            ---             ---             ---
                                            100%            100%            100%
                                            ===             ===             ===


     The consolidated financial statements of the Company at March 31, 2000, include the accounts of the Company and its wholly- owned subsidiaries, Schick New York and Schick X-Ray Corporation. In August 1999, Schick X-Ray was dissolved and its operations absorbed by the Company.

2.        Liquidity

     The Company incurred net losses of $12,331 and $ 29,606 in the years ended March 31, 2000 and 1999, respectively, and has an accumulated deficit of $41,132 and working capital of $841 at March 31, 2000.

     In response to the losses incurred, management has implemented certain corrective actions, which include, but are not limited to, (1) reducing staff, space and other overhead expenditures, (2) curtailing certain sales promotions, (3) tightening credit policies and payment terms, (4) aggressively collecting past-due balances from customers, (5) consolidating and reducing its sales force, by entering into new distribution agreements,
     (6) implementing programs to increase warranty revenue and recover warranty costs from the Company's customers, (7) employing new senior management including a Vice President of Sales and Marketing and Chief Operating Officer, (8) improving inventory yields and disposing of excess and obsolete inventory and, (9) modifying and improving the Company's products to improve reliability and reduce warranty expenditures.

     Additionally, the Company has taken the following steps to improve operations and provide for adequate resources to fund the Company's capital needs for the next twelve months.

          o In December 1999, the Company secured a $ 7.5 million credit facility expiring December 2004 for working capital purposes of the Company (See Note 11).

          o In April 2000, the Company entered into an exclusive distributorship agreement with Patterson Dental Company, which grants Patterson the rights to distribute the Company's dental products in the United States and Canada.

          o In June 2000, the Company renegotiated a $ 6.2 million term note payable increasing the principal balance to $ 6.6 (refinancing certain trade payables on a long term basis), eliminating principal payments through January 2001 and extending the maturity date from March 2001 to April 2005.

          o In May 2000, the Company entered into an agreement, subject to court approval, for the settlement of a class action lawsuit against the Company. The settlement amount will be paid in its entirety, by the Company's insurance carrier. (See Note 14).

     In view of the matters described in the preceding paragraphs, management believes the Company has the ability to meet its financing requirements on a continuing basis. However, if the Company's fiscal 2001 planned cash flow projections are not met, management could consider the reduction of certain discretionary expenses and sale of certain assets. In the event that these plans are not sufficient and the Company's credit facilities are not available, the Company's ability to operate could be adversely affected.


3.        Restructuring and Recapitalization

     In connection with the Company's initial public offering (the "IPO") under the Securities Act of 1933, as amended, the Company engaged in the following restructuring and recapitalization transactions. In April 1997, the Company and its wholly- owned subsidiary, STI Acquisition Corporation ("STI") were formed under the General Corporation Law of the State of Delaware for the purpose of forming a holding company and changing the state of incorporation of Schick Technologies, Inc., a New York Corporation ("Schick New York" or the "Predecessor Corporation"). Effective June 4, 1997 (pursuant to a merger agreement among the Company, the Predecessor Corporation and STI), the Company issued 7,957,231 shares of its common stock for all the outstanding common stock of the Predecessor Corporation. STI and the Predecessor Corporation merged and the Predecessor Corporation was the survivor of the merger, and became a wholly owned subsidiary of the Company. In connection with the restructuring and merger, the holders of the Predecessor Corporation's outstanding warrants and options converted such warrants and options to similar warrants and options of the Company (based on the same ratio of exchange, 2.8 shares for 1 share, applicable to the common stock exchange).

     The Company amended the 1996 Stock Option Plan of the Predecessor Corporation and the shares available for issuance pursuant to the Plan were adjusted to 470,400. The Company also implemented its 1997 Stock Option Plan for Non-Employee Directors ("the Directors Plan") whereby nonqualified options to purchase up to 35,000 shares of the Company's common stock may be granted to non-employee directors. Each option granted under the Directors Plan becomes exercisable on the second anniversary date of its grant and must have an exercise price equal to the fair market value of the Company's common stock on the date of grant.

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

4.        Summary of Significant Accounting Policies

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

     Investments

     Investments with original maturities greater than three months and less than one year when purchased are classified as short-term investments. Investments are categorized as held-to-maturity and are carried at amortized cost, without recognition of gains or losses that are deemed to be temporary, as the Company has both the intent and the ability to hold these investments until they mature (see Note 8).

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

     Advertising Costs

     Advertising costs included in selling and marketing expenses are expensed as incurred and were $580, $1,494, $1,484 for the years ended March 31, 2000, 1999 and 1998, respectively.

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

     The Company did not capitalize any software development costs during 2000 and 1999. The Company capitalized $165 of software development costs during the year ended March 31, 1998 and recorded amortization expense related to such capitalized costs of $55, $35 and $7 during 2000, 1999 and 1998, respectively.

     Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or the entire deferred tax asset will not be realized.

     Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable and debt approximates fair value due to the relatively short maturity associated with its cash, accounts receivable and accounts payable and the interest rates associated with its debt.

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

5.        Earnings (Loss) Per Share

     Basic earnings per share ("Basic EPS") are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

     The computations of basic (loss) earnings per share and diluted (loss) earnings per share for the years ended March 31, 2000, 1999 and 1998 are as follows:

                                                                                  2000                 1999                 1998
                                                                              ------------         ------------         ------------
(Loss) income for basic and diluted earnings per share                        $    (12,331)        $    (29,606)        $      2,361
                                                                              ============         ============         ============

Weighted-average shares outstanding for basic
      (loss) earnings per share                                                 10,071,884           10,013,061            9,474,590

Dilutive effect of stock options and warrants                                           --                   --              339,464
                                                                              ------------         ------------         ------------

Weighted-average shares outstanding for diluted
      (loss) earnings per share                                                 10,071,884           10,013,061            9,814,054
                                                                                ==========           ==========            =========

Basic (loss) earnings per share                                               $      (1.23)        $      (2.96)        $       0.25
                                                                              ------------         ------------         ------------

Diluted (loss) earnings per share                                             $      (1.23)        $      (2.96)        $       0.24
                                                                              ------------         ------------         ------------

At March 31, 2000 and 1999, outstanding options to purchase 992,605 and 593,466 shares of common stock, respectively and exercise prices, ranging from $1.00 to $27.72 per share in fiscal 2000 and $1.79 to $27.72 in fiscal 1999, have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 5,650,000 shares of common stock with exercise prices of $0.75 per share were also antidilutive and excluded from the computation of diluted loss per share at March 31, 2000.

6.        Recent Accounting Pronouncement

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". When a company's terms of sale include customer acceptance provisions or an obligation of the seller to install the product, SAB 101 requires deferral of revenue until such conditions have been satisfied. SAB 101 requires that the Company conform their revenue recognition practices to the requirements therein no later than the first quarter of fiscal 2001. The Company does not expect SAB 101 to have a material effect on the Company's financial position or results of operations.

7.        Inventories

Inventories at March 31, 2000 and 1999, net of provisions for excess and obsolete inventories, are comprised of the following:

                                                 2000                     1999
                                                -------                 -------
          Raw materials                         $   973                 $ 2,203
          Work-in-process                         3,278                   3,763
          Finished goods                          1,361                   4,720
                                                -------                 -------

               Total inventories                $ 5,612                 $10,686
                                                =======                 =======

8.   Equipment

Equipment at March 31, 2000 and 1999 is comprised of the following:

                                                                            2000                1999
                                                                          --------            --------
          Production equipment                                            $  5,007            $  5,188
          Computer and communications equipment                              2,106               2,055
          Demonstration equipment                                              860                 803
          Leasehold improvements                                             1,898               1,921
          Other equipment                                                      121                 116
                                                                          --------            --------

          Total equipment                                                    9,992              10,083
          Less - accumulated depreciation and amortization                  (4,786)             (2,862)
                                                                          --------            --------
          Equipment, net                                                  $  5,206            $  7,221
                                                                          ========            ========


     At March 31, 2000 and 1999, computer equipment included approximately $199 of equipment acquired under capital leases. Accumulated depreciation related to these assets approximated $83 and $17 at March 31, 2000 and 1999, respectively.

9.   Investments in Debt Securities

     Held-to-maturity securities at March 31, 2000 and 1999 consist of short-term U.S. Treasury and government agency debt securities of $8 and $360, on an amortized cost basis, with maturity dates of less than one year. The gross unrealized gains and losses at March 31, 2000 and 1999 on held-to-maturity securities were insignificant.

10.  Accounts payable and accrued expenses

     Accounts payable and accrued expenses is summarized as follows at March 31, 2000:


               Legal and other professional fees           $  863
               Accounts payable and accrued expenses        3,392
                                                           ------
                                                           $4,255
                                                           ======

11.  Debt

     Long-term debt is summarized as follows:

                                                    March 31,
                                                 2000       1999
                                                ------     ------
               Term notes                        6,596     $5,000
               Secured credit facility             587         --
                                                ------     ------
                                                 7,183      5,000
               Less current maturities             245      5,000
                                                ------     ------
                                                $6,938     $   --
                                                ======     ======


     Term Notes

     In June 2000, the Company amended its term note increasing its principal balance to $6,596 ("the amended note"). The term note was originally issued in March 1999 for $5,000 and renewed in July 1999 for $6,222

     (the "renewed note"). The increase in the principal amounts resulted from the conversion of certain trade payables owed to the lender into the principal balance of the notes.

     The amended note is segregated into two term loans; Term Loan A amounting to $5,000 and Term Loan B amounting to $1,596.

     Term Loan A

     The principal balance of term loan A is payable in 49 monthly payments commencing April 15, 2001, with interest payable monthly at the prime rate plus 2.5% commencing April 15, 2000.

     Term Loan B

     The principal balance of term loan B is payable in 27 monthly payments commencing January 15, 2001 with interest payable monthly at the prime rate plus 2.5% commencing April 15, 2000.

     The Company is also required to make additional principal payments equal to fifty percent of the "positive actual cash flow", as defined. The term loans have been classified based upon the terms of the amended note. The tangible and intangible assets of the Company, as defined collateralize the term loans.

     In connection with the renewed note, the Company granted the lender 650,000 warrants at an exercise price of $2.19 expiring on November 15, 2004. The fair value of the warrants amounted to $596, and are being accounted for as deferred financing costs. The costs are, included in "Other Assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the renewed note (17 months). Interest expense of approximately $170 relating to this warrant issuance was recognized for the year ending March 31, 2000.

     In connection with the amended note, the warrants' exercise price was reduced to $.75 and the expiration date extended to December 2006. Additional deferred financing costs of $130 were incurred and will be amortized over the five-year life of the amended note.

     Secured Credit Facility

     In December 1999, the Company entered into a Loan Agreement (the "Loan Agreement") with Greystone Funding Corporation ("Greystone") to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. Under the Loan Agreement, the Company appointed two of Greystone's executive officers, one as President of the Company and both as Directors. Pursuant to the Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued to Greystone, or its designees, warrants to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.75 per share. The President of the Company has been issued 750,000 warrants as a Greystone designee. The Company agreed to issue to Greystone or its designees warrants to purchase an additional 2,000,000 shares at an exercise price of $0.75 per share in connection with a cash payment of $1 million by Greystone to the Company in consideration of a sale of Photobit stock by the Company to Greystone. The sale of the Photobit stock was made subject to a right of first refusal held by Photobit and its founders. By letter dated February 17, 2000, counsel for Photobit informed the Company that Photobit considers the Company's sale of its shares to Greystone to be void on the basis of the Company's purported failure to properly comply with Photobit's right of first refusal.

     On March 17, 2000, the Company and Greystone entered into an Amended and Restated Loan Agreement effective as of December 27, 1999 (the "Amended Loan Agreement") pursuant to which Greystone agreed to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. The $1 million cash payment to the Company was converted as of December 27, 1999 into an initial advance of $1,000,000 under the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, and to induce Greystone, and its designees, to enter into said Agreement, the Company issued warrants to Greystone or its designees, consisting of those warrants previously issued under the Loan Agreement, to purchase 5,000,000 shares of the Company's Common Stock at an exercise price of $0.75 per share, exercisable at any time after December 27, 1999. Under the Amended Loan Agreement, the Company also issued to Greystone (or its designees) warrants (the "Additional Warrants") to purchase an additional 13,000,000 shares of common stock, which Additional Warrants will vest and be exercisable at a rate of two shares of Common Stock for each dollar advanced under the Amended Loan Agreement in excess of the initial draw of $1,000,000. Any additional warrants, which do not vest prior to expiration or surrender of the line of credit, will be forfeited and canceled. In connection with the Greystone secured credit facility, effective as of February 15, 2000, DVI consented to the Company's grant to Greystone of a second priority lien encumbering the Company's assets, under and subject in priority and right of payment to all liens granted by the Company to DVI.

     The $1 million proceeds of the initial draw has been allocated to the loan and 15 million warrants issued, based upon their relative fair values at issuance. The carrying value of the note of $575 is being accreted to the face value of the $1 million using the interest method over the seven-year term of the loan. However, in the event that the loan is paid sooner, the Company will recognize a charge for the unamortized discount remaining in such period. The fair value of 3 million warrants issued in connection with the agreement, amounting to $90, is being accounted for as deferred financing cost. This cost, included in "Other Assets" in the accompanying balance sheet, is being amortized on a straight-line basis over the five-year life of the loan. Interest under the credit line is due monthly at an annual rate of 10% until December 2004 when the outstanding loan is due to be repaid.

     The term notes and secured credit facility are subject to various financial and restrictive covenants including, among others, interest coverage, current ratio, and EBITDA.

     Principal maturities of long-term debt are as follows:

                   Year ending March 31,
                   ---------------------
                            2001                            $200
                            2002                           1,400
                            2003                           1,600
                            2004                           1,000
                            2005                           1,800
                      Thereafter                           1,200
                                                          ------
                                                          $7,200
                                                          ======

12.  Income Taxes

     The components of the Company's (benefit) provision for income taxes is as follows:

                                                            March 31
                                                            --------
                                       2000                    1999                    1998
                                      -----                   -----                   -----
     Current
           Federal                    $  --                   $(531)                  $ 415
           State                         --                    (170)                    262
                                      -----                   -----                   -----
                                         --                    (701)                    677
                                      -----                   -----                   -----
     Deferred
           Federal                      282                    (282)
           State                         --                      67                     (67)
                                      -----                   -----                   -----
                                         --                     349                    (349)
                                      -----                   -----                   -----
                                      $  --                   $(352)                  $ 328
                                      =====                   =====                   =====

The reconciliation between the U.S. federal statutory rate and the Company's effective tax rate is as follows:

                                                                                            2000           1999          1998
                                                                                            -----          -----          -----
     Tax expense (benefit) at Federal statutory rate                                        (34.0%)        (34.0)%         34.0%
     State income tax expense (benefit), net of Federal tax                                  (8.1)          (0.2)           8.0
     Non-deductible expenses                                                                  0.5           16.7            4.9
     Research and development tax credit                                                      1.5            0.8          (11.2)
     Net operating loss and credits generated in the current year
          in which there is no benefit                                                       40.1           15.6          (23.5)
                                                                                            -----          -----          -----
     Effective tax rate                                                                         -%          (1.1)%         12.2%
                                                                                            =====          =====          =====

Significant components of the Company's deferred tax assets (liabilities) at March 31, 2000, 1999 and 1998 were as follows:

                                                                                    2000              1999              1998
                                                                                  --------          --------          --------
     Net operating loss carryforwards                                             $ 11,218          $  5,701          $     --
     Reserves and allowances for inventory                                           2,947             2,702                --
     Accounts receivable and warranties                                              2,360             3,488               355
     Tax credit carryforwards                                                          962                --                --
     Depreciation and other                                                           (192)             (445)             (211)
     Other accrued expenses not currently deductible                                    --                --               205

     Other                                                                             328               409                --
                                                                                  --------          --------          --------
                                                                                    17,623            11,855               349
     Valuation allowance                                                           (17,623)          (11,855)               --
                                                                                  --------          --------          --------
     Net deferred tax asset                                                       $     --          $     --          $    349
                                                                                  ========          ========          ========


     Management has established a full valuation allowance for the amount of the deferred tax asset based on uncertainties with respect to the Company's ability to generate future taxable income. Management will continue to assess the realizability of the deferred tax asset at the interim and annual balance date based upon actual and forecasted operating results.

     At March 31, 2000, the Company has a U.S. federal income tax net operating loss carryforward of $26,710 available to offset future taxable income. The carryforward has various expiration dates beginning in 2018.

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

13.  Concentration of Risks and Customer Information

     Substantially all of the Company's sales are to domestic and foreign dentists and doctors, distributors of dental and medical supplies and equipment, and third party financing companies. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and short-term investments. The Company generally does not require collateral and the majority of its trade receivables are unsecured. The Company is directly affected by the financial well-being of the dental and medical industries. During 1999, the Company recorded significant charges for bad debt expense due to product reliability issues, customer service issues and insufficient credit and collection policies. The Company has undertaken steps to correct the deficiencies that resulted in the bad debt charges. The Company places its cash equivalents in short-term money market instruments. Short-term investments consist of U.S. Treasury and government agency debt obligations (see Note 8).

     The Company currently relies on two vendors to supply each of its primary raw materials, the active-pixel sensor ("APS") and the charged coupled device ("CCD") semiconductor wafers. During the fourth quarter of fiscal 1998, the Company experienced a delay in the supply flow from its CCD vendor, which resulted in manufacturing, and product shipment delays. Although there are a number of manufacturers capable of supplying these materials, which the Company believes could provide for its semiconductor requirements on comparable terms, such delays could occur again.

     Approximately $6,545, $5,961 and $7,085 of the Company's sales in 2000, 1999, and 1998, respectively, were to foreign customers. The majority of such foreign sales were to customers in Europe. During 2000 and 1999, sales of $2,570 and $7,187 were to a single distributor. In 1998 no customer accounted for 10% or more of sales.

     On April 6, 2000, the Company entered into and agreement with Patterson Dental Company which grants Patterson exclusive rights to distribute the Company's dental products in the United States and Canada effective May 1, 2000.

14.  Commitments and Contingencies

     Employment Agreements

     The  Company  maintains   employment   agreements  with  certain  executive
     officers. As of March 31, 2000 minimum compensation obligations under active employment agreements are as follows:

          Year ending March 31,
          ---------------------
          2000                                       $  915
          2001                                          735
          2002                                          150
                                                     ------
                                                     $1,800
                                                     ======


     In addition, certain of the Company's agreements provide for the issuance of common stock and/or common stock options to the executives which generally vest ratably over the term of the agreements (2-3 years). Additionally, certain executives may earn bonus compensation based upon the specific terms of the respective agreements, as defined.

     Severance agreements

     The Company has severance agreements with three former employees that provide for compensation aggregating $380 through August 2000. At March 31, 2000, accrued severance relating to these agreements amounted to $127. Additionally, pursuant to the agreements, the Company granted 19,978 options to two of the former employees at option prices between $2.67 and $14.81 per share, which expire in December 2000. The charge to operations relating to these options is not material to the financial statements.

     Operating and Capital Leases

     The Company leases its facilities under operating lease agreements expiring from February 2001 to August 2004. Rent expense for the years ended March 31, 2000, 1999, and 1998 was $1,095, $718, and $383, respectively.

     Future minimum payments on a fiscal year basis under non-cancelable operating and capital leases are as follows:

                                                                       Operating    Capital
                                                                       ---------    -------
          2001                                                          $  469      $   38
          2002                                                             486          --
          2003                                                             488          --
          2004                                                             204          --
                                                                        ------      ------

                           Total minimum lease payments                 $1,647          38
                                                                        ======      ------

          Less: Amounts representing interest                                            5
                                                                                    ------
          Present value of future minimum lease payments                                33
          Less: Current maturities                                                      33


          Capital lease obligations - long term                                     $   --
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

     SEC Investigation and Other

     In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings. The SEC has made a voluntary request for the production of certain documents. The Company intends to cooperate fully with the SEC staff and has provided responsive documents to it. In addition, investigators associated with the U.S. Attorneys Office have made inquires of certain former and current employees, apparently in connection with the same event. The inquiries are in a preliminary stage and the Company cannot predict their potential outcome.

     Litigation

     In May 2000, the Company entered into an agreement for the settlement of the class action lawsuit naming the Company, certain of its officers and former officers and various third parties as defendants. . The complaint alleged that certain defendants issued false and misleading statements concerning the Company's publicly reported earnings in violation of the federal securities laws. The complaint sought certification of a class of persons who purchased the Company's common stock between July 1, 1997 and February 19, 1999, inclusive, and does not specify the amount of damages sought. Under the settlement agreement, reflected in a memorandum of understanding, all claims against the Company and the other defendants are to be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the settlement agreement call for payment to the plaintiffs, for the benefit of the class, of the sum of $3.4 million. The settlement amount will be paid in its entirety by the Company's insurance carrier and is not expected to have any material impact on the financial results of the Company. The terms of the settlement are subject to approval by the Court.

     During 1996, the Company was named as defendant in patent infringement litigation commenced by a competitor in the United States and France. The Company is vigorously defending itself against such allegations and believes the claims to be without merit. The Company has filed a countersuit against the competitor for infringement of a U.S. Patent which has been exclusively licensed to the Company. The Company has obtained a formal opinion of intellectual property counsel that its products do not infringe on the competitor's U.S. patent. The Company has filed motions for Summary Judgment seeking the dismissal of the action in the United States. Such motions are currently pending. The Company is unable to predict the ultimate outcome of this litigation. The outcome, if unfavorable, could have a material adverse effect on the financial position and results of operations of the Company. No provision has been made for any potential losses at March 31, 2000 and 1999 and as the range of potential loss, if any cannot be reasonably estimated.

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

15.  Stock Option Plan, Stock Grants and Defined Contribution Plan

     Stock Option Plan and Stock Grants

     In April 1996, the Company implemented its 1996 Stock Option Plan (the "Plan") whereby incentive and non-qualified options to purchase shares of the Company's common stock may be granted to employees, directors and consultants. In September 1998, the Plan was amended to increase the number of shares of Common Stock issuable under the Plan from 470,400 to 1,000,000. The exercise and vesting periods and the exercise price for options granted under the Plan are determined by the Board of Directors. The Plan stipulates that the exercise price of non-qualified options granted under the Plan must have an exercise price equal to or exceeding 85% of the fair market value of the Company's common stock as of the date of grant of the option and no option may be exercisable after ten years from the date of grant. Options granted under the plan generally vest over a period of four years.

     During fiscal 1996, prior to implementation of the Plan, an employee of the Company was granted an option to purchase 56,000 shares of the Company's common stock at $1.79 per share, determined by the Company's Board of Directors to be the fair market value of the Company's common stock at the date of the option grant. As of March 31, 2000, all shares are exercisable under such option. This option expires in December 2000.

     During 1998, the Company adopted the Directors Plan. A total of 35,000 shares of Common Stock have been authorized for issuance under the Directors Plan. At March 31, 2000 and 1999, 25,000 options to purchase Common Stock pursuant to the Directors Plan were outstanding.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and other stock-based compensation issued to employees and directors. During the years ended March 31, 2000 and 1999, the Company did not recognize compensation expense for options granted to employees. During 1998 the Company has recognized compensation expense in the amount of $36, for options granted to employees. Had compensation cost for option grants to employees been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") the Company's net loss in 2000 would have increased by approximately $626 ($.06 per basic share), net loss in 1999 would have been increased by approximately $759 ($.08 per basic share), and net income in 1998 would have been decreased by approximately $164 ($.02 per basic share).

     The fair value of options granted to employees during 2000, 1999and 1998 has been determined on the date of the respective grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                              2000                  1999                 1998
                                                              ----                  ----                 ----
          Dividend yield                                      None                  None                 None
          Risk-free interest rate on date of grant       5.35% - 6.36%          4.13% - 5.48%        5.43% - 5.55%
          Forfeitures                                         None                  None                 None
          Expected life                                     5 years                5 years              5 years
          Volatility                                          91%                    85%                  75%

The following table summarizes information regarding stock options for 2000, 1999 and 1998:

                                    ------------------------------------------------------------------------------------------------
                                               1998                             1999                               2000
                                    ------------------------------------------------------------------------------------------------
                                    Shares           Weighted-         Shares           Weighted-         Shares          Weighted-
                                    Under             Average           Under           average            Under           average
                                    Option           Exercise          Option           exercise          Option           exercise
                                                       Price                             price                               price
                                    ------------------------------------------------------------------------------------------------
     Options outstanding,
      Beginning of year             130,953           $ 4.85           223,411           $11.46           593,466           $10.87
     Options granted                 97,902            20.87           420,523            10.76           681,866             1.17
     Options exercised               (2,479)            7.14            (3,848)            7.14              --
     Options forfeited               (2,965)           20.88           (46,620)           20.44          (282,727)           16.05
                                    -------                            -------                            -------

     Options outstanding,
              end of year           223,411            11.46           593,466            10.87           992,605             2.73
                                    =======                            =======                            =======

     Range of exercise price                               Options outstanding                     Weighted-average remaining
                                                            at March 31, 2000                       contractual life (years)
                                                            -----------------                       ------------------------
     At $ 1.79                                                   56,000                                        1.0
     $ 1.00 to $ 2.67                                           661,888                                        9.6
     $ 4.91 to $ 7.86                                           130,156                                        8.0
     $14.81 to $22.97                                           104,866                                        7.6
     $25.75 to $27.72                                            39,695                                        8.0

     At March 31 2000, there are 88,395 options available for grant pursuant to the Company's option plans. Of the 992,605 options outstanding at March 31, 2000, 118,701 are exercisable at such date at a weighted-average exercise price of $13.59.

     Defined Contribution Plan

     Effective October 1996, the Company implemented a defined contribution savings plan, which qualifies under Section 401(k) of the Internal Revenue Code, for employees meeting certain service requirements. Participants may contribute up to 15% of their gross wages not to exceed, in any given year, a limitation set by the Internal Revenue Service regulations. The plan provides for mandatory matching contributions to be made by the Company to a maximum amount of 2.5% of a plan participant's compensation. Company contributions to the plan approximated $164, $218 and $111 in 2000, 1999 and 1998, respectively.

16.  Supplemental Cash Flow Information

     Cash payments for interest were $424, $174 and $144 in 2000, 1999 and 1998 respectively. The Company paid $533 for income taxes in 1998. There were no payments for income taxes in 2000 and 1999.

     During fiscal 1999, the Company acquired $199 of computer equipment of production equipment under capital leases.

17.  Stockholders' Equity

     In July 1997, the Company completed the IPO, selling 2,012,500 shares of common stock at a price of $18.50 per share providing gross proceeds to the Company of $37,231 and net proceeds, after underwriting discounts and commissions and offering expenses payable by the Company, of $33,508.

     During 1999, warrants to purchase 204,680 shares of common stock were exercised using cashless exercises pursuant to which 63,479 shares of the Company's common stock were issued. During 1998, warrants to purchase 24,640 shares of the Company's common stock were exercised. Exercises of 11,200 of such warrants, for which 11,200 shares of common stock were issued, provided the Company with net proceeds of approximately $100. The remaining 13,440 warrant exercises were cashless exercises pursuant to which 8,647 shares of the Company's common stock were issued. During the year ended March 31, 2000, the balance of unissued warrants expired.

     In February 2000, an executive was awarded 75,000 shares of the Company's Common Stock, subject to a risk of forfeiture, which expires as to 25,000 shares on each of December 31, 2000, 2001 and 2002. Upon the sale of any such vested shares, the employee is required to pay the Company $1.32 per share sold within 30 days following such sale. The Company recorded a note receivable which is presented as a reduction of Paid in Capital amounting to $99 relating to the stock issuance. The charge to operations relating to this stock award is not material to the financial statements.

18.  Acquisition and Investment

     Keystone Acquisition

     On September 24, 1997, the Company acquired certain assets of Keystone Dental X-Ray Inc. ("Keystone"), a manufacturer of x-ray equipment for the medical and dental radiology field, for $1,450. The acquisition had been accounted for using the purchase method, and the Company had recorded goodwill in the amount of $750, which is included in other assets and is being amortized on a straight-line basis over 7 years. The Company recognized $107 for amortization of goodwill in 2000 and 1999, respectively, and $55 in 1998.

     Investment in Photobit Corporation

     In September 1997, the Company purchased a minority interest of 5%, for $1,000 in Photobit Corporation, a developer of complementary metal-oxide semiconductor ("CMOS"), APS imaging technology. In July 1998, the Company invested an additional $250 in Photobit Corporation, bringing its total investment in Photobit to $1,250. The Company is the exclusive licensee of the APS technology for medical applications and utilizes the technology in its bone-mineral density assessment device and certain components of its computed dental x-ray imaging system. The Company carries the investment at cost. At March 31, 2000, it is not practicable to estimate the fair value of this investment because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. No dividends were paid on this investment. In September 1999, the Company sold 250,000 shares of Photobit stock for $1,000 and recorded an investment gain of approximately $565.

     Schedule II

                            Schick Technologies, Inc.
                        Valuation and Qualifying Accounts

                                                                                      Additions
                                                       Balance at     Charged to      Charged to                         Balance at
                                                       Beginning      Costs and         Other                               End
                                                       of Period       Expenses        Accounts        Deductions        of Period
                                                       ---------      ----------      ----------       ----------        ---------
     ALLOWANCE FOR DOUBTFUL ACCOUNTS
        For the year ended March 31, 1998             $    50,000     $   163,866    $        --     $    13,866(a)     $   200,000
        For the year ended March 31, 1999                 200,000       5,598,000             --       1,286,000(a)       4,512,000
        For the year ended March 31, 2000               4,512,000           9,000             --       2,072,000(a)       2,449,000

     RESERVE FOR OBSOLETE / SLOW-MOVING INVENTORY
        For the year ended March 31, 1998             $   113,714     $        --    $        --     $   113,714(e)     $        --
        For the year ended March 31, 1999                      --       5,466,000             --              --          5,466,000
        For the year ended March 31, 2000               5,466,000         898,000             --          32,000(e)       6,332,000

     VALUATION ALLOWANCE - DEFERRED TAX ASSET
        For the year ended March 31, 1998             $   623,000     $        --    $        --     $   623,000(c)     $        --
        For the year ended March 31, 1999                      --              --     11,855,000(b)           --         11,855,000
        For the year ended March 31, 2000              11,855,000              --      5,035,000(b)           --         16,890,000

     PROVISION FOR WARRANTY OBLIGATIONS
        For the year ended March 31, 1998             $   329,426     $        --    $        --     $    84,517(d)     $   244,909
        For the year ended March 31, 1999                 244,909         157,091             --              --            402,000
        For the year ended March 31, 2000                 402,000              --             --         124,000(d)         278,000

     (a)  Accounts receivable written off

     (b)  Increase in allowance resulting from increased deferred tax asset

     (c)  Reduction of allowance due to realization of deferred tax asset

     (d)  Reduction of warranty obligations outstanding

     (e)  Inventory written off

                                                                            Page
                                                                            ----

     (a)  Documents filed as a part of this Report

          (1) Consolidated Financial Statements filed as part of this Report:

               Index to the Financial Statements                            F-1

               Report of Independent Certified Public Accountants           F-2

               Report of Independent Accounts                               F-3

               Consolidated Balance Sheet at March 31, 2000 and 1999        F-4

               Consolidated Statement of Operations for the years ended
               March 31, 2000, 1999 and 1998                                F-5

               Consolidated Statement of Changes in Stockholders'
               Equity for the years ended March 31, 2000, 1998 and 1998     F-6

               Consolidated Statement of Cash Flows for the year ended
               March 31, 2000, 1999 and 1998                                F-7

               Notes to Consolidated Financial Statements                   F-8

          (2)  Financial statement schedules filed as part of this Report

     Schedule II      Valuation and Qualifying Accounts                     F-22

Schedules other than that mentioned above are omitted because the conditions requiring their filing do not exist, or because the information is provided in the financial statements filed herewith, including the notes thereto.

     (b)  Reports on Form 8-K

     A Form 8-K was filed on January 11, 2000 and reported on the Loan Agreement entered into on December 27, 1999 between the Company and Greystone Funding Corporation (the "parties") and on the Stock Purchase Agreement entered into by the parties, pursuant to which Greystone purchased 468,000 shares of capital stock of Photobit Corporation from the Company.

     (c)  The following Exhibits are included in this report:

            Number                 Description

        *   3.1    Amended and  Restated  Certificate  of  Incorporation  of the
                   Company.

       **   3.2    Bylaws of the Company, as amended.

        *   4.1    Form of Common Stock certificate of the Company.

        *   4.2    Form of Warrant of the Company.

        *   4.3    Agreement  and Plan of Merger  dated as of May 15, 1997 among
                   Schick  Technologies,  Inc., a New York  corporation,  Schick
                   Technologies Inc., a Delaware corporation and STI Acquisition
                   Corp, a Delaware corporation.

        *   10.1   Schick Technologies, Inc. 1996 Employee Stock Option Plan.

        *   10.2   Schick  Technologies,  Inc.  1997 Stock  Option  Plan for Non
                   Employee Directors.

        *   10.3   Form   of   Non-Disclosure,    Solicitation,    Solicitation,
                   Non-Competition  and  Inventions  Agreements  between  Schick
                   Technologies,   Inc.   and   Named   Executives   of   Schick
                   Technologies, Inc.

        *   10.5   Service  and  License  Agreement  between  Photobit,  LLC and
                   Schick Technologies, Inc. dated as of June 24, 1996.

            10.9 Asset Purchase Agreement dated September 24, 1997 among Keystone Dental X-Ray, Inc., DisCovery X-Ray Corporation and Imaging Sciences, Inc. (Incorporated by reference to Exhibit
                   10.1 to the Registrant's  Report on Form 8-K dated October 9,
                   1997).

      ***   10.10  Secured Promissory Note between Schick Technologies, Inc. and
                   DVI Financial Services, Inc., dated as of January 25, 1999.

      ***   10.11  Allonge  to Secured  Promissory  Note by and  between  Schick
                   Technologies, Inc. and DVI Financial Services, Inc., dated as of March 4, 1999.

      ***   10.13  Security Agreement between Schick Technologies,  Inc. and DVI
                   Affiliated Capital, dated January 25, 1999.

      ***   10.14  Employment  Agreement between Schick  Technologies,  Inc. and
                   George C. Rough, Jr., dated February 25, 1999.

      ***   10.15  Employment  Agreement  between Schick  Technologies  Inc. and
                   David Schick, dated February 29, 2000.

      ***   10.16  Employment Letter Agreement between Schick  Technologies Inc.
                   and Zvi Raskin, dated February 6, 2000.

      ***   10.17  Employment Letter Agreement between Schick  Technologies Inc.
                   and Michael Stone, dated January 12, 2000.

      ***   10.18  Employment Letter Agreement between Schick  Technologies Inc.
                   and William F. Rogers, dated December 31, 1999.

      ***   10.19  Separation,  Severance and General Release  Agreement between
                   Schick  Technologies  Inc. and Fred Levine,  dated August 27,
                   1999.

      ***   10.20  Separation,  Severance and General Release  Agreement between
                   Schick  Technologies Inc. and Avi Itzhakov,  dated August 20,
                   1999.

            10.21 Loan Agreement, dated December 27, 1999, by and between Schick Technologies, Inc., a Delaware corporation, Schick Technologies, Inc., a New York corporation, and Greystone Funding Corporation ("Greystone"), a Virginia corporation. (Filed as Exhibit 1 to the Company's Report on Form 8-K dated December 27, 1999.)

            10.22 Stockholders' Agreement, dated December 27, 1999, by and between Schick Technologies, Inc., a Delaware corporation, David B. Schick, Allen Schick and Greystone. (Filed as
                   Exhibit 2 to the Company's Report on Form 8-K dated December 27, 1999.)

            10.23 Stock Purchase Agreement, dated December 27, 1999, by and between Schick Technologies,

                   Inc., a Delaware corporation, and Greystone. (Filed as Exhibit 3 to the Company's Report on Form 8-K dated December 27, 1999.)

            10.24 Form of Warrant Certificate Issued to Greystone to Purchase Shares of Common Stock of Schick Technologies, Inc., a Delaware Corporation. (Filed as Exhibit 4 to the Company's Report on Form 8-K dated December 27, 1999.)

     ****   10.25  Amended and Restated Loan Agreement, dated March 17, 2000 and made effective as of December 27, 1999, by and between Schick
                   Technologies,    Inc.,   a   Delaware   corporation,   Schick
                   Technologies,  Inc., a New York  corporation,  and  Greystone
                   Funding Corporation, a Virginia corporation.

            10.26 Agreement to Rescind Stock Purchase, dated March 17, 2000 and made effective as of December 27, 1999, by and between Greystone Finding Corp., a Virginia corporation, and Schick Technologies, Inc., a Delaware corporation.

            10.27 Registration Rights Agreement between Schick Technologies, Inc. and Greystone, dated as of December 27, 1999.

            10.28 Second Amended and Restated Secured Promissory Note between Schick Technologies, Inc. and DVI Financial Services, Inc., in the principal amount of $5,000,000,dated as of March 15, 2000.

            10.29 Second Amended and Restated Secured Promissory Note between Schick Technologies, Inc. and DVI Financial Services, Inc., in the principal amount of $1,596,189, dated as of March 15, 2000.

            10.30 Security Agreement between Schick Technologies, Inc. and DVI Financial Services, Inc., dated as of March 15, 2000.

            10.31  Amended  and  Restated  Security   Agreement  between  Schick
                   Technologies, Inc. and DVI Financial Services, Inc., dated as of March 15, 2000.

            10.32 Form of Warrant Certificate Issued to DVI Financial Services, Inc. to Purchase Shares of Schick Technologies, Inc., a Delaware Corporation.

            10.33 Registration Rights Agreement between Schick Technologies, Inc. and DVI Financial Services, Inc., dated as of March 15, 2000.

            10.34  Distributorship  Agreement,  dated  April  6,  2000,  by  and
                   between  Schick  Technologies,   Inc.  and  Patterson  Dental
                   Company.

            21     List of Subsidiaries of Schick Technologies, Inc.

            23.1   Consent of PricewaterhouseCoopers LLP.

            23.2   Consent of Grant Thornton LLP.

            24 Powers of Attorney (included on signature page of this Report).

            27.1   Financial Data Schedule [filed in electronic format only].

            99 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     * Filed as the same exhibit number as part of the registrant's Registration Statement on Form S-1 (File No. 333-33731) declared effective by the Securities and Exchange Commission on June 30, 1997 and incorporated by reference herein.

     ** Filed as the same exhibit number as part of the registrant's Annual Report on Form 10-K for the year ended March 31, 1998, filed with the Securities and Exchange Commission on June 29, 1998.

     *** Filed as the same exhibit number as part of the registrant's Annual Report on Form 10-K for the year ended March 31, 1999, filed with the Securities and Exchange Commission on March 21, 2000.

     **** Filed as the same exhibit number as part of the registrant's Quarterly
          Report on Form 10-Q for the quarter ended December 31, 1999, filed with the Securities and Exchange Commission on March 24, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Island City, State of New York, on June 28, 2000.

                                             SCHICK TECHNOLOGIES, INC


                                             By: /s/ David B. Schick
                                             --------------------------------

                                             David B. Schick
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 28, 2000.

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

Signature                                      Title
---------                                      -----
/s/ David B. Schick
--------------------------------               Chairman of the Board
David Schick                                      and Chief Executive Officer

/s/ Jeffrey Slovin
--------------------------------               Director and President
Jeffrey Slovin

/s/ Allen Schick
--------------------------------               Director
Allen Schick

/s/ Euval Barrekette
--------------------------------               Director
Euval Barrekette

/s/ Jonathan Blank
--------------------------------               Director
Jonathan Blank

/s/ Robert Barolak
--------------------------------               Director
Robert Barolak