Form 10-Q
period 2000-06-30
SCHICK TECHNOLOGIES INC
filed 2000-08-07
CIK 1014507

================================================================================
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000.

                                       OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________ to
     _______________.

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

As of July 31, 2000, 10,136,113 shares of common stock, par value $.01 per share, were outstanding.


--------------------------------------------------------------------------------
================================================================================

                            SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION:

     Item 1.   Financial Statements:

               Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
               March 31, 2000 ..................................................    Page 1

               Consolidated Statements of Operations for the three
               months ended June 30, 2000 and 1999 (unaudited)..................    Page 2

               Consolidated Statements of Cash Flows for the three
               months ended June 30, 2000 and 1999  (unaudited).................    Page 3

               Notes to Consolidated Financial Statements ......................    Page 4

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations  ......................................    Page 8

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......    Page 10

PART II. OTHER INFORMATION:

     Item 1.   Legal Proceedings................................................    Page 10

     Item 2.   Changes in Securities and Use of Proceeds........................    Page 11

     Item 3.   Defaults Upon Senior Securities..................................    Page 11

     Item 4.   Submission of Matters to a Vote of Security Holders..............    Page 11

     Item 5.   Other Information................................................    Page 11

     Item 6.   Exhibits and Reports on Form 8-K.................................    Page 11

SIGNATURES     .................................................................    Page 13

EXHIBIT 27     .................................................................    Page 20

PART I.  Financial Information
Item 1.  Financial Statements --

Schick Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

                                                                           June 30,      March 31,
                                                                             2000          2000
                                                                           --------      --------
                                                                         (unaudited)
Assets
Current assets
       Cash and cash equivalents                                           $    987      $  1,429
       Short - term investments                                                  10             8
       Accounts receivable, net of allowance for
                  doubtful accounts of $2,447 and $2,449, respectively        1,397         1,535
       Inventories                                                            5,075         5,612
       Income taxes receivable                                                  127           127
       Prepayments and other current assets                                     109           166
                                                                           --------      --------
                            Total current assets                              7,705         8,877
                                                                           --------      --------
Equipment, net                                                                4,803         5,206
Investments                                                                     815           815
Other assets                                                                  1,377         1,392
                                                                           --------      --------
                            Total assets                                   $ 14,700      $ 16,290
                                                                           ========      ========

Liabilities and Stockholders' Equity
Current liabilities
       Current maturities of long term debt                                $    371      $    245
       Accounts payable and accrued expenses                                  3,289         4,255
       Accrued salaries and commissions                                         552           878
       Deferred revenue                                                       2,163         1,681
       Deposits from customers                                                  349           666
       Warranty obligations                                                     215           278
       Capital lease obligations, current                                        19            33
                                                                           --------      --------
                            Total current liabilities                         6,958         8,036
                                                                           --------      --------
Long term debt                                                                6,823         6,938
                                                                           --------      --------

                            Total liabilities                                13,781        14,974
                                                                           --------      --------

Commitments and contingencies                                                  --            --
Stockholders' equity
       Preferred stock ($0.01 par value; 2,500,000
                shares authorized; none issued and outstanding)                --            --
       Common stock ($0.01 par value; 25,000,000 shares authorized:
                10,134,384 shares issued and outstanding)                       101           101
       Additional paid-in capital                                            42,477        42,347
       Accumulated deficit                                                  (41,659)      (41,132)
                                                                           --------      --------
                            Total stockholders' equity                          919         1,316
                                                                           --------      --------

                            Total liabilities and stockholders' equity     $ 14,700      $ 16,290
                                                                           ========      ========

----------
  The accompanying notes are an integral part of these consolidated financial statements.

Schick Technologies, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except share amounts)

                                                        Three months ended
                                                             June 30
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------

Revenue, net                                      $      6,243     $      7,238
                                                  ------------     ------------

Cost of sales                                            3,096            5,264
Excess and obsolete inventory                               --              498
                                                  ------------     ------------
Total cost of sales                                      3,096            5,762
                                                  ------------     ------------

          Gross profit                                   3,147            1,476
                                                  ------------     ------------

Operating expenses:
     Selling and marketing                               1,614            2,778
     General and administrative                          1,161            1,710
     Research and development                              554              884
                                                  ------------     ------------
          Total operating costs                          3,329            5,372
                                                  ------------     ------------

          Loss from operations                            (182)          (3,896)
                                                  ------------     ------------

Other income (expense)
     Interest income                                        14               13
     Interest expense                                     (359)             (94)
                                                  ------------     ------------
          Total other expense                             (345)             (81)
                                                  ------------     ------------

          Loss before income taxes                        (527)          (3,977)

          Provision for income taxes                        --               --
                                                  ------------     ------------

          Net loss                                $       (527)    $     (3,977)
                                                  ============     ============

          Basic and diluted loss per share        $      (0.05)    $      (0.40)
                                                  ============     ============
          Weighted average common shares
               outstanding (basic and diluted)      10,134,384       10,059,384
                                                  ============     ============


----------
  The accompanying notes are an integral part of these consolidated financial statements.

Schick Technologies, Inc.
Consolidated Statement of Cash Flows (unaudited)
(In thousands, except share amounts)

                                                                                  Three months ended
                                                                                        June 30
                                                                                   2000         1999
                                                                                 -------      -------
Cash flows from operating activities
      Net loss                                                                   $  (527)     $(3,977)
      Adjustments to reconcile net loss to
         Net cash used in operating activities
             Depreciation and amortization                                           477          550
             Provision for excess and obsolete inventory                              --          498
             Amortization of debt discount and deferred financing costs              116           --
             Changes in assets and liabilities:

                 Accounts receivable                                                 138        1,274

                 Inventories                                                         537        1,184

                 Income taxes receivable                                              --        2,328

                 Prepayments and other current assets                                 57           51

                 Other assets                                                         (6)         224

                 Account payable and accrued expenses                             (1,292)      (2,451)

                 Deferred revenue                                                    482          (62)

                 Deposits from customers                                            (317)         189

                 Warranty obligations                                                (63)         (43)
                                                                                 -------      -------
                         Net cash used in operating activities                      (398)        (235)
                                                                                 -------      -------
Cash flows from investing activities
      Proceeds from maturities of held-to-maturity investments                        --          360
      Capital expenditures, net                                                      (30)         (67)
                                                                                 -------      -------
                         Net cash (used in) provided by investing activities         (30)         293
                                                                                 -------      -------
Cash flows from financing activities
      Principal repayments on capital lease obligations                              (14)         (22)
                                                                                 -------      -------
                         Net cash used in financing activities                       (14)         (22)
                                                                                 -------      -------

Net (decrease) increase in cash and cash equivalents                                (442)          36
Cash and cash equivalents at beginning of period                                   1,429        1,415
                                                                                 -------      -------

Cash and cash equivalents at end of period                                       $   987      $ 1,451
                                                                                 =======      =======


----------
The accompanying notes are an integral part of these consolidated financial statements.

                            Schick Technologies, Inc.
             Notes to Consolidated Financial Statements (unaudited)
               (in thousands, except share and per share amounts)

1.   Basis of Presentation

     The consolidated financial statements of Schick Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q, and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2000 included in the Company's Annual Report on Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year ending March 31, 2001.

     The consolidated financial statements of the Company, at June 30, 2000, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

2.   Inventories

     Inventories are comprised of the following:

                                                June 30, 2000     March 31, 2000
                                                -------------     --------------

     Raw materials                                     $1,108             $  973
     Work-in-process                                    1,636              3,278
     Finished goods                                     2,331              1,361
                                                       ------             ------
     Total inventories                                 $5,075             $5,612
                                                       ======             ======


3.   Debt

     Long-term debt is summarized as follows:

                                                 June 30,2000     March 31,2000
                                                 ------------     -------------

     Term notes                                        $6,596            $6,596
     Secured credit facility                              598               587
                                                       ------            ------
                                                        7,194             7,183
     Less current maturities                              371               245
                                                       ------            ------
                                                       $6,823            $6,938
                                                       ======            ======

Term Notes

     In June 2000, the Company amended its term note increasing its principal balance to $6,596 ("the amended note"). The term note was originally issued in March 1999 for $5,000 and renewed in July 1999 for $6,222 the "renewed note"). The increase in the principal amounts resulted from the conversion of certain trade payables owed to the lender into the principal balance of the notes. The amended note is segregated into two term loans: Term Loan A amounting to $5,000 and Term Loan B amounting to $1,596.

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

     The Company is also required to make additional principal payments equal to fifty percent of the "positive actual cash flow", as defined. The term loans have been classified based upon the terms of the amended note. The tangible and intangible assets of the Company, as defined, collateralize the term loans.

     In connection with the renewed note, the Company granted the lender 650,000 warrants at an exercise price of $2.19 expiring on November 15, 2004. The fair value of the warrants amounted to $596, and is accounted for as deferred financing costs. The costs are, included in "Other Assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the renewed note (17 months). Interest expense of approximately $104 relating to this warrants issuance was recognized for the three months ending June 30, 2000.

     In connection with the amended note, the warrants' exercise price was reduced to $.75 and the expiration date extended to December 2006. Additional deferred financing costs of $130 were incurred and will be amortized over the five-year life of the amended note.

Secured Credit Facility

     In December 1999, the Company entered into a Loan Agreement (the "Loan Agreement") with Greystone Funding Corporation ("Greystone") to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. Under the Loan Agreement, the Company appointed two of Greystone's executive officers, on as President of the Company and both as Directors. Pursuant to the Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued to Greystone and its designees, warrants to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.75 per share. The President of the Company has been issued 750,000 warrants as a Greystone designee. The Company agreed to issue to Greystone or its designees warrants to purchase an additional 2,000,000 shares at an exercise price of $0.75 per share in connection with a cash payment of $1 million by Greystone to the Company in consideration of a sale of Photobit stock by the Company to Greystone. The sale of the Photobit stock was made subject to a right of first refusal held by Photobit and its founders. By letter dated February 17, 2000, counsel for Photobit informed the Company that Photobit considers the Company's sale of its shares to Greystone to be void on the basis of the Company's purported failure to properly comply with Photobit's right of first refusal.

     On March 17, 2000, the Company and Greystone entered into an Amended and Restated Loan Agreement effective as of December 27, 1999 (the "Amended Loan Agreement") pursuant to which Greystone agreed to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. The $1 million cash payment to the Company was converted as of December 27, 1999 into an initial advance of $1 million under the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, and to induce Greystone and its designees to enter into said Agreement, the Company issued warrants to Greystone or its designees, consisting of those warrants previously issued under the Loan Agreement, to purchase 5,000,000 shares of the Company's Common Stock at an exercise price of $0.75 per share, exercisable at any time after December 27, 1999. Under the Amended Loan Agreement, the Company also issued to Greystone or its designees warrants (the "Additional Warrants") to purchase an additional 13,000,000 shares of common stock, which Additional Warrants will vest and be exercisable at a rate of two shares of Common Stock for each dollar advanced under the Amended Loan Agreement in excess of the initial draw of $1,000,000. Any Additional Warrants which do not vest prior to expiration or surrender of the line of credit will be forfeited and canceled. In connection with the Greystone secured credit facility, effective as of February 15, 2000, DVI Financial Services, Inc., the Company's senior lender, consented to the Company's grant to Greystone of a second priority lien encumbering the Company's assets, under and subject in priority and right of payment to all liens granted by the Company under the term notes.

     The $1 million proceeds of the initial draw has been allocated to the loan and 15 million warrants issued, based upon their relative fair values at issuance. The carrying value of the note of $575 is being accreted to the face value of $1 million using the interest method over the five-year term of the loan. However, in the event that the loan is paid sooner, the Company will recognize a charge for the unamortized discount remaining in such period. The fair value of 3 million warrants issued in connection with the agreement, amounting to $90, is being accounted for as deferred financing cost. This cost, included in "Other Assets" in the accompanying balance sheet, is being amortized on a straight-line basis over the five-year life of the loan. Interest under the credit line is due monthly at an annual rate of 10% until December 2005 when the outstanding loan is due to be repaid.

     The term notes and secured facility are subject to various financial and restrictive covenants including, among others, interest coverage, current ratio, and EBITDA.

     Principal maturities of long-term debt are as follows:

         Year ending June 30,
         --------------------
                2001                                           $371
                2002                                          1,440
                2003                                          1,515
                2004                                          1,040
                2005                                          3,230
                                                              -----
                                                             $7,596
                                                             ======

4.   Contingencies

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

During 1996, the Company was named as defendant in patent infringement litigation commenced by a competitor in the United States and France. The Company is vigorously defending itself against such allegations and believes the claims to be without merit. The Company has filed a countersuit against the competitor for infringement of a U.S. Patent which has been exclusively licensed to the Company. The Company has obtained a formal opinion of intellectual property counsel that its products do not infringe on the competitor's U.S. patent. The Company has filed motions for Summary Judgment seeking the dismissal of the action in the United States. Such motions are currently pending. The Company is unable to predict the ultimate outcome of this litigation. The outcome, if unfavorable, could have a material adverse effect on the financial position and results of operations of the Company. No provision has been made for any potential losses at June 30, 2000 and 1999 as the range of potential loss, if any cannot be reasonably estimated.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  --

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "believes," "may," "will likely result," "estimates," "projects," "anticipates," "expects" or similar expressions and variations thereof are intended to identify such forward-looking statements. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include risks relating to recent substantial operating losses, dependence on financing, dependence on products, competition, the changing economic and competitive conditions in the medical and dental digital radiography markets, dependence on key personnel, dependence on distributors, ability to manage growth, fluctuation in results and seasonality, governmental approvals and investigations, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, need for additional financing and further risks and uncertainties, including those detailed in the Company's other filings with the Securities and Exchange Commission.

General

     The Company designs, develops and manufactures digital imaging systems for the dental and medical markets. In the field of dentistry, the Company has developed, and currently manufactures and markets, an intra-oral digital radiography system. The Company has also developed a bone mineral density assessment device to assist in the diagnosis and treatment of osteoporosis. The Company is also developing a radiographic imaging device for digital mammography, and has commenced development of a general digital radiography device for intended use in various applications.

Results of Operations

     Net revenues for the three months ended June 30, 2000 decreased $1.0 million (14%) to $6.2 million from $7.2 million during the comparable period of fiscal 2000. The Company believes the decrease in revenue is due to lower sales of the Company's accuDEXA bone density assessment device due to a decrease in promotional activity of the product line. During the first quarter of fiscal 2001, the Company discontinued third party dealers order solicitation and began a direct mail solicitation for a rental program for the accuDEXA. The Company will evaluate this marketing approach during the second and third quarter of fiscal 2001. In the first quarter of fiscal 2001, accuDEXA represented approximately $.2 million (3%) of the Company's net revenues and CDR represented approximately $6.0 million (97%) of the Company's net revenues as compared to $1.4 million (19%) and $5.8 million (81%) in the first quarter of fiscal 2000 for accuDEXA and CDR, respectively.

     In May 2000 the Company consolidated its marketing efforts for its CDR(R) dental products and entered into an exclusive distribution agreement with Patterson Dental Company ("Patterson"). This agreement grants Patterson exclusive rights to distribute the Company's dental products in the United States and Canada. However, the Company retains direct relationships for hospitals, universities and governmental agencies. The Company believes that Patterson's strong perception in the marketplace will improve its sales and customer service capabilities.

     Total cost of sales for the three months ended June 30, 2000 decreased $2.7 million (46%) to $3.1 million (50% of net revenue) from $5.8 million (80% of net revenue) from the comparable period of fiscal 2000. The decrease in the relative total cost of sales is due to several factors including increased prices, improved product mix, increased warranty revenues and reduction in the provision for excess and obsolete inventory. Additionally, indirect labor costs, warranty expenditures, material costs, royalty costs, rent and overhead costs decreased due to a January 2000 reduction in plant and facilities, improve utilization of facilities and an improved rate of recovery of warranty replacement inventory from customers.

     Selling and marketing expenses for the three months ended June 30, 2000, decreased $1.3 million (42%) to $1.6 million (26% of net revenue) from $2.8 million (38% of net revenue) for the comparable period of fiscal 2000. This decrease is principally attributable to a reduction in direct selling expenses of the CDR, a reduction in the Company's direct sales force and reduction in other promotional and trade show expenses principally as a result of the Patterson distribution agreement.

     General and administrative expenses for the three months ended June 30, 2000, decreased $0.5 million (32%) to $1.2 million (19% of net revenue) from $1.7 million (24% of net revenue) for the comparable period of fiscal 2000. The decrease in general and administrative expenses was primarily attributable to a decrease in payroll and related costs and a decrease in professional services rendered in connection with the restatement of the Company's interim financial statements for fiscal 1999.

     Research and development expenses for the three months ended June 30, 2000, decreased $0.3 million (37%) to $0.6 million (9% of net revenue) from $0.9 million (12% of net revenue) for the comparable period of fiscal 2000. The decrease is primarily attributable to a decrease in payroll and related costs due to a reduction in personnel and decreases in test services and supply expenses.

     Interest expense for the three-month period ended June 30, 2000 increased $0.3 million to $0.4 million from $0.1 million for the comparable period of fiscal 2000. The increase was principally attributable to the amortization of deferred financing costs in connection with the term notes and the secured credit facility entered into in the third quarter of fiscal 2000.

Liquidity and Capital Resources

     At June 30, 2000, the Company had $1.0 million in cash and cash equivalents and a working capital of $0.7 million, compared to $1.4 million in cash and cash equivalents and $0.8 million in working capital at March 31, 2000.

     During the three months ended June 30, 2000, cash used in operations was $0.4 million compared to $0.2 million used in operations during the comparable period of fiscal 2000. The increase in cash used in operations is primarily attributable to the reduction in the Company's accounts payable and accrued expenses and deposits from customers, offset by decreases in accounts receivable, inventory levels and deferred revenue. Accounts receivable decreased from $1.5 million at March 31, 2000 to $1.4 million at June 30, 2000 due to lower rates of sale and limiting the availability of credit to select dealers, hospitals, universities and governmental agencies. The decrease in inventory of $0.5 million from $5.6 million at March 31, 2000 to $5.1 million at June 30, 2000 is primarily attributable to planned reductions.

     The Company's capital expenditures during the three-month period ended June 30, 2000 amounted to $30 thousand. Such expenditures included leasehold improvements, computers, and production equipment.

     DVI Financial Services, Inc. ("DVI") has provided the Company with term notes aggregating $6.6 million which are secured by first priority liens on substantially all of the Company's assets. The Company issued promissory notes and security agreements that provide, in part, that the Company may not permit creation of any additional lien or encumbrance on the Company's property or assets. The notes are due in varying installments through fiscal 2006. Interest is paid monthly at the prime rate (9-1/2% at June 30, 2000) plus 2-1/2%.

     In December 1999 and as later amended in March 2000, the Company entered into a Secured Loan Agreement ("Amended Loan Agreement") with Greystone Funding Corporation ("Greystone") to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. Pursuant to the Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued to Greystone or its designees, warrants to purchase 5,000,000 shares of Company's Common Stock at an exercise price of $0.75 per share, exercisable at any time after December 27, 1999. Under the Amended Loan Agreement, the Company also issued to Greystone or its designees warrants (the "Additional Warrants") to purchase an additional 13,000,000 shares of common stock, which Additional Warrants will vest and be exercisable at a rate of two shares of Common Stock for each dollar advanced under the Amended Loan Agreement in excess of the initial draw of $1 million. Any additional warrants, which do not vest prior to expiration or surrender of the line of credit, will be forfeited and canceled. In connection with the Greystone secured credit facility, effective as of February 15, 2000, DVI consented to the Company's grant to Greystone of a second priority lien encumbering the Company's assets, under and subject in priority and right of payment to all liens granted by the Company to DVI. To date, no additional funds have been advanced under the Amended Loan Agreement in excess of the initial draw of $1 million.

     The Company has also undertaken various cost-cutting measures including reduction of facilities and personnel from peak levels of fiscal 1999. The Company discontinued certain promotional programs, which had resulted in increased credit risk, and concomitantly limited credit to selected domestic dealers. The Company continues efforts to improve its products and methods of production. Effective May 1, 2000 the Company entered an exclusive distribution agreement with Patterson Dental Company ("Patterson"). Under the terms of this agreement the Company discontinued all direct domestic sales of its dental products, with the exception of those to governmental agencies and universities. As a result of the agreement, the Company further reduced its sales force. Remaining domestic sales representatives have become manufacturer representatives charged with support of the Patterson sales effort. The Company terminated all existing dealer agreements including its agreement with Henry Schein, Inc.

     The Company believes that its financing agreements, cost reductions and distribution agreement with Patterson should permit the Company to generate sufficient working capital to meet its obligations as they mature. The ability of the Company to meet its cash requirements is dependent, in part, on the Company's ability to attain adequate sales and profit levels and to satisfy its existing warranty obligations without incurring expenses substantially in excess of related warranty revenue and to collect its accounts receivable on a timely basis. Management believes that existing capital resources and sources of credit, including the Greystone credit facility, are adequate to meet its current cash requirements. However, if the Company's cash needs are greater than anticipated or the Company does not satisfy drawdown conditions under the Amended Loan Agreement, the Company will be required to seek additional or alternative financing sources. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

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

     The French lawsuit was filed in November 1995, in the tribunal de Grande Instance de Bobigny, the French patent court, and originally alleged that the Company's CDR(R) system infringes French Patent No. 2,547,495, European Patent No. 129,451 and French Certificate of Addition No. 2,578,737. These patents, all of which are related, are directed to a CCD-based intra-oral sensor. Since filing its lawsuit, Trophy S.A. has withdrawn its allegation of infringement with respect to the Certificate of Addition. Trophy S.A. is seeking a permanent injunction and unspecified damages, including damages for its purported lost profits. The Company believes that the lawsuit is without merit and is vigorously defending it.

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

     On September 12, 1997, after having been given permission to do so by the Court, the Company served two motions for summary judgment seeking dismissal of the action pending in the United States District Court for the Eastern District of New York, on the grounds of non-infringement and patent invalidity. On February 22, 2000, the Court heard oral argument on these motions. The motions are currently pending.

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

Item 2.  Changes in Securities and Use of Proceeds

(a) On August 4, 2000, Article I, Section 7(c) of the Company's By-laws was amended to provide that, except as otherwise required by the Delaware General Corporation Law, the Certificate of Incorporation or the By-laws, any matter submitted to a vote at a meeting of stockholders "shall have been approved only if...the holders of a majority of the issued and outstanding shares of the capital stock of the Corporation present in person or by proxy at such meeting and entitled to vote on such matter shall have voted to approve such matter." Previously, such provision of the Company's By-laws required that "...the holders of a majority of the issued and outstanding shares of the capital stock of the Corporation entitled to vote on such matter shall have voted to approve such matter."

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.2    Bylaws of the Company, as amended.
         27     Financial Data Schedule (Filed in electronic format only).

(b)  Reports on Form 8-K

     1. A Form 8-K was filed on April 13, 2000 and reported on the Distributorship Agreement entered into on April 6, 2000 between the Company and Patterson Dental Company in Item 5, "Other Events," of said Form 8-K.

     2. A Form 8-K was filed on May 23, 2000 and reported on the settlement of the consolidated securities class action lawsuit pending against the Company in Item 5, "Other Events," of said Form 8-K.

                            SCHICK TECHNOLOGIES, INC.

                                    SIGNATURE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SCHICK TECHNOLOGIES, INC.

Date: August 7, 2000                       By: /S/ David Schick
                                            David B. Schick
                                            Chief Executive Officer

                                            By: /S/ Ronald Rosner
                                            Ronald Rosner
                                            Controller
                                            (Principal Financial Officer)