Form 10-Q
period 2000-09-30
SCHICK TECHNOLOGIES INC
filed 2000-11-13
CIK 1014507

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2000.

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
    (State or other jurisdiction of              (I.R.S. Employer Identification
     incorporation or organization)                          Number)

           31-00 47th Avenue                                  11101
       Long Island City, New York                           (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (718) 937-5765

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of October 30, 2000, 10,138,922 shares of common stock, par value $.01 per share, were outstanding.


================================================================================

                            SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

              Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
              March 31, 2000  ...........................................................    Page 1

              Consolidated Statements of Operations for the three and six
              months ended September 30, 2000 and 1999 (unaudited).......................    Page 2

              Consolidated Statements of Cash Flows for the six
              months ended September 30, 2000 and 1999  (unaudited)......................    Page 3

              Notes to Consolidated Financial Statements  (unaudited)....................    Page 4

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

     Item 5.  Other Information..........................................................    Page 12

     Item 6.  Exhibits and Reports on Form 8-K...........................................    Page 12

SIGNATURES    ...........................................................................    Page 13

EXHIBIT 27    ...........................................................................    Page 14

PART I.   Financial Information

Item 1. Financial Statements

Schick Technologies, Inc.
Consolidated Balance Sheet
(In thousands, except share amounts)

                                                                               September 30,      March 31,
                                                                                        2000          2000
                                                                                        ----          ----
                                                                                 (unaudited)
Assets
Current assets
          Cash and cash equivalents                                                 $    561      $  1,429
          Short - term investments                                                         9             8
          Accounts receivable, net of allowance for
               doubtful accounts of $2,368 and $2,449, respectively                      509         1,535
          Inventories                                                                  4,593         5,612
          Income taxes receivable                                                         44           127
          Prepayments and other current assets                                           141           166
                                                                                    --------      --------
                     Total current assets                                              5,857         8,877
                                                                                    --------      --------
Equipment, net                                                                         4,454         5,206
Investments                                                                              815           815
Other assets                                                                           1,313         1,392
                                                                                    --------      --------
                     Total assets                                                   $ 12,439      $ 16,290
                                                                                    ========      ========

Liabilities and Stockholders' Equity
Current liabilities
     Current maturities of long term debt                                           $    676      $    245
     Accounts payable and accrued expenses                                             3,442         4,255
     Accrued salaries and commissions                                                    614           878
     Income taxes payable                                                                 49            --
     Deferred revenue                                                                  2,150         1,681
     Deposits from customers                                                             323           666
     Warranty obligations                                                                176           278
     Capital lease obligations                                                            11            33
                                                                                    --------      --------
                     Total current liabilities                                         7,441         8,036
                                                                                    --------      --------
Long term debt                                                                         6,391         6,938
                                                                                    --------      --------

                     Total liabilities                                                13,832        14,974
                                                                                    --------      --------

Commitments and contingencies                                                             --            --
Stockholders' equity
     Preferred stock ($0.01 par value; 2,500,000
               shares authorized; none issued and outstanding)                            --            --
     Common stock ($0.01 par value; 25,000,000 shares authorized:
               10,137,193 and 10,134,384 shares issued and outstanding)                  101           101
     Additional paid-in capital                                                       42,480        42,347
     (Accumulated deficit)                                                           (43,974)      (41,132)
                                                                                    --------      --------
                     Total stockholders' equity                                       (1,393)        1,316
                                                                                    --------      --------
                     Total liabilities and stockholders' equity                     $ 12,439      $ 16,290
                                                                                    ========      ========


----------
* The accompanying notes are an integral part of these consolidated financial statements

Schick Technologies, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except share amounts)

                                                              Three months ended                 Six months ended
                                                                                 September 30
                                                                2000             1999             2000             1999
                                                                ----             ----             ----             ----

Revenue, net                                            $      3,390     $      4,565     $      9,633     $     11,803
                                                        ------------     ------------     ------------     ------------

Cost of sales                                                  1,849            4,317            4,945            9,581
Excess and obsolete inventory                                    552              111              552              609
                                                        ------------     ------------     ------------     ------------
Total cost of sales                                            2,401            4,428            5,497           10,190
                                                        ------------     ------------     ------------     ------------

               Gross profit                                      989              137            4,136            1,613
                                                        ------------     ------------     ------------     ------------

Operating expenses:
     Selling and marketing                                     1,235            1,633            2,848            4,411
     General and administrative                                1,279            1,805            2,440            3,515
     Research and development                                    550              685            1,104            1,569
     Bad debt expense                                             --                9               --                9
                                                        ------------     ------------     ------------     ------------
               Total operating costs                           3,064            4,132            6,392            9,504
                                                        ------------     ------------     ------------     ------------

               Loss from operations                           (2,075)          (3,995)          (2,256)          (7,891)
                                                        ------------     ------------     ------------     ------------

Other income (expense)
     Gain from sale of investment                                 --              565               --              565
     Interest income                                              19               26               34               39
     Int Interest expense                                       (246)            (193)            (606)            (287)
                                                        ------------     ------------     ------------     ------------
               Total other income (expense)                     (227)             398             (572)             317
                                                        ------------     ------------     ------------     ------------

               Loss before income taxes                       (2,302)          (3,597)          (2,828)          (7,574)

               Provision for income taxes                         14               --               14               --
                                                        ------------     ------------     ------------     ------------

               Net loss                                 $     (2,316)    $     (3,597)    $     (2,842)    $     (7,574)
                                                        ============     ============     ============     ============

               Basic and diluted loss per share         $      (0.23)    $      (0.36)    $      (0.28)    $      (0.75)
                                                        ============     ============     ============     ============
               Weighted average common shares
                outstanding (basic and diluted)           10,134,696       10,059,384       10,134,540       10,059,384
                                                        ============     ============     ============     ============

----------
* The accompanying notes are an integral part of these consolidated financial statements

Schick Technologies, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

                                                                                          Six months ended
                                                                                            September 30
                                                                                        2000             1999
                                                                                        ----             ----
Cash flows from operating activities
     Net loss                                                                         $(2,842)         $(7,574)
     Adjustments to reconcile net loss to
           net cash used in operating activities
               Depreciation and amortization                                            1,099            1,091
               Provision for doubtful accounts                                             --                9
               Provision for excess and obsolete inventory                                552              609
               Gain from sale of investment in Photobit Corporation                        --             (565)
               Interest accretion                                                          22               --
               Changes in assets and liabilities:
                      Accounts receivable                                               1,026            1,497
                      Inventories                                                         467            2,707
                      Income taxes receivable                                              83            2,593
                      Prepayments and other current assets                                 25              124
                      Other assets                                                        (19)             218
                      Account payable and accrued expenses                             (1,216)          (3,921)
                      Income taxes payable                                                 49               --
                      Deferred revenue                                                    469              (72)
                      Deposits from customers                                            (343)             258
                      Warranty obligations                                               (102)             (34)
                                                                                      -------          -------
                             Net cash used in operating activities                       (730)          (3,060)
                                                                                      -------          -------
Cash flows from investing activities
     Proceeds from maturities of held-to-maturity investments                              --              360
     Proceeds from sale of investment in Photobit Corporation                              --            1,000
     Capital expenditures net                                                            (141)            (194)
                                                                                      -------          -------
                             Net cash (used in) provided by investing activities         (141)           1,166
                                                                                      -------          -------
Cash flows from financing activities
     Proceeds from issuance of common stock                                                 3               --
     Proceeds from long term borrowings                                                    --            1,222
                                                                                      -------          -------
                             Net cash provided by financing activities                      3            1,222
                                                                                      -------          -------

Net decrease in cash and cash equivalents                                                (868)            (672)
Cash and cash equivalents at beginning of period                                        1,429            1,415
                                                                                      -------          -------

Cash and cash equivalents at end of period                                            $   561          $   743
                                                                                      =======          =======


----------
* The accompanying notes are an integral part of these consolidated financial statements

                            Schick Technologies, Inc.
             Notes to Consolidated Financial Statements (unaudited)
               (in thousands, except share and per share amounts)

1.   Basis of Presentation

     The consolidated financial statements of Schick Technologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q, and do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2000 included in the Company's Annual Report on Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending March 31, 2001.

     The consolidated financial statements of the Company, at September 30, 2000 include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

     Certain prior year amounts have been reclassified to conform to the current year presentation.


2.   Inventories

     Inventories at September 30, 2000 and March 31, 2000 are comprised of the following:


                                             September 30, 2000   March 31, 2000
                                             ------------------   --------------
Raw materials ................................           $2,821           $3,651
Work-in-process ..............................              268               39
Finished goods ...............................            1,504            1,922
                                                         ------           ------
         Total inventories ...................           $4,593           $5,612
                                                         ======           ======


3.   Debt

     Long-term debt at September 30, 2000 and March 31, 2000 is summarized as follows:

                                              September 30, 2000  March 31, 2000
                                             ------------------   --------------
Term notes ...................................           $6,457           $6,596
Secured credit facility ......................              610              587
                                                         ------           ------
                                                          7,067            7,183
Less current maturities ......................              676              245
                                                         ------           ------
           Total long-term debt ..............           $6,391           $6,938
                                                         ======           ======

Term Notes

     In June 2000, the Company amended its term note increasing its principal balance to $6,596 (the "amended note"). The term note was originally issued in March 1999 for $5,000 and renewed in July 1999 for $6,222 (the "renewed note"). The increase in the principal amounts resulted from the conversion of certain trade payables owed to the lender into the principal balance of the notes. The amended note is segregated into two term loans: Term Loan A amounting to $5,000 and Term Loan B amounting to $1,596.

     Term Loan A

     The principal balance of term loan A is payable in 49 monthly payments commencing April 15, 2001, with interest payable monthly at the prime rate plus 2.5% commencing April 15, 2000.

     Term Loan B

     The principal balance of term loan B is payable in 27 monthly payments commencing January 15, 2001 with interest payable monthly at the prime rate plus 2.5% commencing April 15, 2000. During the six months ended September 30, 2000 the loan was reduced by $139 as a result of collections by the lender of third party obligations which are the basis of the loan.

     The Company is also required to make additional principal payments equal to fifty percent of the "positive actual cash flow", as defined. The term loans have been classified based upon the terms of the amended note. The tangible and intangible assets of the Company, as defined, collateralize the term loans.

     In connection with the renewed note, the Company granted the lender 650,000 warrants at an exercise price of $2.19 expiring on November 15, 2004. The fair value of the warrants amounted to $596, and is accounted for as deferred financing costs. In connection with the amended note, the warrants' exercise price was reduced to $.75 and the expiration date extended to December 2006. Additional deferred financing costs of $130 were incurred. The costs are included in "Other Assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the five-year life of the amended note. Interest expense of approximately $128 relating to these warrant issuances were recognized for the six months ending September 30, 2000.

     Effective August 28, 2000, the lender sold all its rights, title and interest in, to, and under the warrants and notes, payable as described above, to the Company's secured creditor (Greystone). By letter dated October 11, 2000, the lender directed the Company to make all remaining payments due under the Loan Agreement directly to Greystone.


Secured Credit Facility

     In December  1999,the  Company  entered  into a Loan  Agreement  (the "Loan
Agreement") with Greystone Funding Corporation ("Greystone") to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. Under the Loan Agreement, the Company appointed two of Greystone's executive officers, one as President of the Company and both as Directors. Pursuant to the Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued to Greystone and its designees, warrants to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.75 per share. The Company agreed to issue to Greystone or its designees warrants to purchase an additional 2,000,000 shares at an exercise price of $0.75 per share in connection with a cash payment of $1 million by Greystone to the Company in consideration of a sale of Photobit stock by the Company to Greystone. The President of the Company has been issued 750,000 warrants as a Greystone designee. The sale of the Photobit stock was made subject to a right of first refusal held by Photobit and its founders. By letter dated February 17, 2000, counsel for Photobit informed the Company that Photobit considers the Company's sale of its shares to Greystone to be void on the basis of the Company's purported failure to properly comply with Photobit's right of first refusal.

     On March 17, 2000, the Company and Greystone entered into an Amended and Restated Loan Agreement effective as of December 27, 1999 (the "Amended Loan Agreement") pursuant to which Greystone agreed to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. The $1 million cash payment to the Company was converted as of December 27, 1999 into an initial advance of $1 million under the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, and to induce Greystone and its designees to enter into said Agreement, the Company issued warrants to Greystone or its designees, consisting of those warrants previously issued under the Loan Agreement, to purchase 5,000,000 shares of the Company's Common Stock at an exercise price of $0.75 per share, exercisable at any time after December 27, 1999. Under the Amended Loan Agreement, the Company also issued to Greystone or its designees warrants (the "Additional Warrants") to purchase an additional 13,000,000 shares of common stock, which Additional Warrants will vest and be exercisable at a rate of two shares of Common Stock for each dollar advanced under the Amended Loan Agreement in excess of the initial draw of $1,000,000. Any Additional Warrants which do not vest prior to expiration or surrender of the line of credit will be forfeited and canceled. In connection with the Greystone secured credit facility, effective as of February 15, 2000, the Company's senior lender consented to the Company's grant to Greystone of a second priority lien encumbering the Company's assets, under and subject in priority and right of payment to all liens granted by the Company under the term notes.

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

     Principal maturities of long-term debt including interest accretion are as follows:

                                    Year ending September 30,
                                    ---------------------------
                                    2001                   $676
                                    2002                  1,574
                                    2003                  1,186
                                    2004                  1,071
                                    2005                  2,950
                                                          -----
                                                         $7,457
                                                         ======

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

SEC Investigation and Other

     In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings. On August 17, 2000, the SEC served a subpoena upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company is cooperating fully with the SEC staff and has provided responsive documents to it. In addition, investigators associated with the U.S. Attorney's Office have made inquires of certain former and current employees, apparently in connection with the same event. The inquiries are in a preliminary stage and the Company cannot predict their potential outcome.

Litigation

     In May 2000, the Company entered into an agreement for the settlement of the class action lawsuit naming the Company, certain of its officers and former officers and various third parties as defendants. The complaint alleged that certain defendants issued false and misleading statements concerning the Company's publicly reported earnings in violation of the federal securities laws. The complaint sought certification of a class of persons who purchased the Company's common stock between July 1, 1997 and February 19, 1999, inclusive, and did not specify the amount of damages sought. Under the settlement agreement, reflected in a memorandum of understanding, all claims against the Company and the other defendants are to be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the settlement agreement call for payment to the plaintiffs, for the benefit of the class, in the amount of the sum of $3.4 million. The settlement amount will be paid in its entirety by the Company's insurance carrier and is not expected to have any material impact on the financial results of the Company. The terms of the settlement are subject to approval by the Court.

     During 1996, the Company was named as defendant in patent infringement litigation commenced by a competitor in the United States and France. In September 2000, the French patent court, the Tribunal De Grande Instance De Bobigny, dismissed the French action. The court also ordered Trophy to pay approximately $10 thousand to the Company as partial reimbursement for legal fees. The French court's decision is appealable. The Company has filed a countersuit against the competitor for infringement of a U.S. Patent which had been exclusively licensed to the Company. The Company has obtained a formal opinion of intellectual property counsel that its products do not infringe on the competitor's U.S. patent. The Company has filed motions for Summary Judgment seeking the dismissal of the action in the United States. Such motions are currently pending. The Company is unable to predict the ultimate outcome of this litigation. The outcome, if unfavorable, could have a material adverse effect on the financial position and results of operations of the Company. No provision has been made for any potential losses at September 30, 2000 as the range of potential loss, if any, cannot be reasonably estimated.

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

Results of Operations

     Net revenues for the three months ended September 30, 2000 decreased $1.2 million (26%) to $3.4 million from $4.6 million during the comparable period of fiscal 2000. Net revenues for the six months ended September 30, 2000, decreased $2.2 million (18%) to $9.6 million from $11.8 million during the comparable period of fiscal 2000. The Company believes the decrease in revenue is due to lower sales of the Company's CDR and accuDEXA(TM) bone density assessment device. The Company believes the decrease in CDR sales results primarily from the startup of its new exclusive domestic distribution agreement with Patterson Dental Company ("Patterson"). The Company believes that Patterson will require additional time in which to become fully productive. AccuDEXA represented approximately $0.1 million (3%) of the Company's net revenues and CDR represented approximately $3.3 million (97%) of the Company's net revenues in the second quarter of fiscal 2001 as compared to $0.7 million (15%) and $3.9 million (85%) in the second quarter of fiscal 2000 for accuDEXA and CDR, respectively.

     Total cost of sales for the three months ended September 30, 2000 decreased $2.0 million (46%) to $2.4 million (71% of net revenues) from $4.4 million (97% of net revenues) for the comparable period of fiscal 2000. Total cost of sales for the six months ended September 30, 2000, decreased $4.7 million (46%) to $5.5 million (57% of net revenues) from $10.2 million (86% of net revenues) during the comparable period of fiscal 2000. The decrease in the relative total cost of sales is due to several factors including increased sale prices, improved product mix and increased warranty revenues, which exceeded the increase in the provision for excess and obsolete inventory. Additionally, indirect labor costs, warranty expenditures, material costs, royalty costs, rent and overhead costs decreased due to a January 2000 reduction in plant and facilities, improved utilization of facilities and an improved rate of recovery of warranty replacement inventory from customers. The Company increased its provision for excess and obsolete inventory as a result of the decrease in sales of its accuDEXA product during the quarter ended September 30, 2000.

     Selling and marketing expenses for the three months ended September 30, 2000, decreased $.4 million (24%) to $1.2 million (36% of net revenues) from $1.6 million (36% of net revenues) for the comparable period of fiscal 2000. Selling and marketing expenses for the six months ended September 30, 2000, decreased $1.6 million (35%) to $2.8 million (30% of net revenues) from $4.4 million (37% of net revenues) during the comparable period of fiscal 2000. This decrease is principally attributable to a reduction in direct selling expenses of the CDR and accuDEXA, including, primarily, a reduction in the Company's direct sales force and reduction in other promotional and trade show expenses principally as a result of the Patterson distribution agreement.

     General and administrative expenses for the three months ended September 30, 2000, decreased $.5 million (29%) to $1.3 million (38% of net revenues) from $1.8 million (40% of net revenues) for the comparable period of fiscal 2000. General and administrative expenses for the six months ended September 30, 2000, decreased $1.1 million (31%) to $2.4 million (25% of net revenues) from $3.5 million (30% of net revenues) during the comparable period of fiscal 2000. The decrease in general and administrative expenses was primarily attributable to a decrease in payroll and related costs due to reduction in personnel and a decrease in professional services.

     Research and development expenses for the three months ended September 30, 2000, decreased $0.1 million (20%) to $0.6 million (18% of net revenues) from $0.7 million (15% of net revenues) for the comparable period of fiscal 2000. Research and development expenses for the six months ended September 30, 2000, decreased $0.5 million (30%) to $1.1 million (12% of net revenues) from $1.6 million (13% of net revenues) for the comparable period of fiscal 2000. The decrease is primarily attributable to a decrease in payroll and related costs due to a reduction in personnel and decreases in test services and materials expenses.

     Interest expense for the three-month period ended September 30, 2000 is unchanged at $0.2 million. Interest expense for the six-month period ended September 30, 2000 increased $0.3 million to $0.6 million (6% of net revenues) from $0.3 million (2%) of net revenues) for the comparable period of fiscal 2000. The increase was principally attributable to the amortization of deferred financing cost in connection with term note and the secured credit facility entered into during the third quarter of fiscal 2000.

Liquidity and Capital Resources

     At September 30, 2000, the Company had $0.6 million in cash and cash equivalents and a working capital deficiency of $1.6 million, compared to $1.4 million in cash and cash equivalents and $0.8 million in working capital at March 31, 2000.

     During the six months ended September 30, 2000, cash used in operations was $0.7 million compared to $3.1 million used in operations during the comparable period of fiscal 2000. The decrease in cash used in operations is primarily attributable to the reduction of the Company's net loss and accounts payable and accrued expenses and deferred revenues, offset by decreases in accounts receivable, inventory levels, collection of income taxes receivable and deposits from customers. Accounts receivable decreased from $1.5 million at March 31, 2000 to $0.5 million at September 30, 2000 due to lower rates of sales and limiting the availability of credit to select dealers, hospitals, universities and governmental agencies. The decrease in inventory of $1.0 million from $5.6 million at March 31, 2000 to $4.6 million at September 30, 2000 is primarily attributable to planned reductions and increase in the reserve for excess and obsolete inventory.

     The Company's capital expenditures during the six-month period ended September 30, 2000 amounted to $141 thousand. Such expenditures included leasehold improvements, computers, and production equipment.

     DVI Financial Services, Inc. ("DVI") had provided the Company with term notes aggregating $6.6 million which are secured by first priority liens on substantially all of the Company's assets. The Company issued promissory notes and security agreements that provide, in part, that the Company may not permit creation of any additional lien or encumbrance on the Company's property or assets. The notes are due in varying installments through fiscal 2006. Interest is paid monthly at the prime rate (9-1/2% at September 30, 2000) plus 2-1/2%. Effective August 28, 2000, the lender sold all its rights, title and interest in, to, and under the warrants and notes, payable as described above, to the Company's secured creditor (Greystone). By letter dated October 11, 2000, the lender directed the Company to make all remaining payments due under the Loan Agreement directly to Greystone.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The term notes bear an annual interest rate based on the prime rate plus 2.5%, provided however, that if any payments are past due for more than 60 days, interest will thereafter accrue at the prime rate plus 5.5%. Because the interest rate is variable, the Company's cash flow may be adversely affected by increases in interest rates. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company's interest expense or available cash.

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

     The French lawsuit was filed in November 1995, in the tribunal de Grande Instance de Bobigny, the French patent court, and originally alleged that the Company's CDR(R) system infringes French Patent No. 2,547,495, European Patent No. 129,451 and French Certificate of Addition No. 2,578,737. These patents, all of which are related, are directed to a CCD-based intra-oral sensor. Since filing its lawsuit, Trophy S.A. has withdrawn its allegation of infringement with respect to the Certificate of Addition. Trophy S.A. was seeking a permanent injunction and unspecified damages, including damages for its purported lost profits. In October 2000, the French patent court dismissed this lawsuit. The court dismissed all of Trophy's claims, finding no infringement of either patent. The court also ordered Trophy to pay the sum of $10 thousand to the Company as partial reimbursement for legal fees. The court's decision is appealable.

     The lawsuit in the United States was filed in March 1996 by Trophy S.A., Trophy Radiology, Inc., a United States subsidiary of Trophy S.A. (`Trophy Inc.') and the named inventor on the patent in suit, Francis Mouyen, a citizen of France. The suit was brought in the United States District Court for the Eastern District of New York, and alleges that the Company's CDR(R) system infringes United States Patent No. 4,593,400 (the `400 patent'), which is related to the patents in the French lawsuit. Trophy S.A., Trophy Inc. and Mouyen are seeking a permanent injunction and unspecified damages, including damages for purported lost profits, enhanced damages for the Company's purported willful infringement and an award of attorney fees. The Company believes that the lawsuit is without merit and is vigorously defending it. The Company's counsel in the United States suit has issued a formal opinion that the CDR system does not infringe the 400 patent.

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

     While the Company believes the suit against it is without merit, there can be no assurance that the Company will be successful in its defense of this action, or in its counter-suit. If the Company is unsuccessful in its defense of this action, it could have a material adverse effect upon the Company. Moreover, regardless of its outcome, the Company may be forced to expend significant amounts of money in legal fees in connection with this lawsuit.

     II. In late 1998 through early 1999, nine shareholder complaints purporting to be class action lawsuits were filed in the United States District Court for the Eastern District of New York. Plaintiffs filed a Consolidated and Amended Complaint on or about May 27, 1999 and, on or about November 24, 1999 filed a Second Amended and Consolidated Complaint (the "Complaint"). The Complaint named as defendants the Company, David B. Schick, Thomas E. Rutenberg, and David Spector (collectively, the "Individual Defendants"), as well as PricewaterhouseCoopers LLP.

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

     In May 2000, an agreement was reached to settle the consolidated securities class action lawsuit. Under the agreement, all claims against the Company and individuals named as defendants will be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the agreement call for payment to the Plaintiffs, for the benefit of the class, of the sum of $3.4 million. The settlement amount is to be paid in its entirety by the Company's insurance carrier and is not expected to have any direct material impact on the financial results of the Company. The terms of the settlement are subject to approval by the Court.

     III. In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings. Subsequent thereto, the SEC formally requested the production of certain documents. On August 17, 2000, the SEC served a subpoena upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company is cooperating fully with the SEC staff and has provided responsive documents to it. The inquiry is in a preliminary stage and the Company cannot predict its potential outcome.

     The Company could become a party to a variety of legal actions (in addition to those referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages could be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

Item 2. Changes in Securities and Use of Proceeds

     Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27) Financial Data Schedule (Filed in electronic format only)

(b)  Reports on Form 8-K

     None.

                            SCHICK TECHNOLOGIES, INC.

                                    SIGNATURE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SCHICK TECHNOLOGIES, INC.

Date: October 27, 2000      By: /S/ David B. Schick
                                    David B. Schick
                                    Chief Executive Officer

                            By: /S/ Ronald Rosner
                                    Ronald Rosner
                                    Director Of Finance
                                    (Principal Financial and Accounting Officer)