Form 10-Q
period 2000-12-31
SCHICK TECHNOLOGIES INC
filed 2001-02-05
CIK 1014507

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2000.

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

As of February 1, 2001, 10,138,922 shares of common stock, par value $.01 per share, were outstanding.

================================================================================

                            SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION:

    Item 1. Financial Statements:

            Consolidated Balance Sheets as of December 31, 2000
            (unaudited) and March 31, 2000  ............................ Page 1

            Consolidated Statements of Operations for the three and nine months ended December 31, 2000 and 1999 (unaudited)......... Page 2

            Consolidated Statements of Cash Flows for the nine
            months ended December 31, 2000 and 1999  (unaudited)........ Page 3

            Notes to Consolidated Financial Statements  (unaudited)..... Page 4

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations  ................................. Page 8

    Item 3. Quantitative and Qualitative Disclosures about Market Risk.. Page 10

PART II.  OTHER INFORMATION:

    Item 1. Legal Proceedings........................................... Page 11

    Item 2. Changes in Securities and Use of Proceeds  ................. Page 12

    Item 3. Defaults Upon Senior Securities............................. Page 12

    Item 4. Submission of Matters to a Vote of Security Holders......... Page 12

    Item 5. Other Information........................................... Page 13

    Item 6. Exhibits and Reports on Form 8-K............................ Page 13

SIGNATURES  ............................................................ Page 14

PART I.   Financial Information

Item 1.  Financial Statements

Schick Technologies, Inc.
Consolidated Balance Sheet
(In thousands, except share amounts)

                                                                          December 31,      March 31,
                                                                                  2000           2000
                                                                           -----------    -----------
                                                                           (unaudited)
Assets
Current assets
       Cash and cash equivalents                                           $       323    $     1,429
       Short - term investments                                                      6              8
       Accounts receivable, net of allowance for
                doubtful accounts of $1,948 and $2,449, respectively             1,452          1,535
       Inventories                                                               4,140          5,612
       Income taxes receivable                                                      45            127
       Prepayments and other current assets                                        205            166
                                                                           -----------    -----------
                         Total current assets                                    6,171          8,877
                                                                           -----------    -----------
Equipment, net                                                                   4,036          5,206
Investments                                                                        815            815
Other assets                                                                     1,241          1,392
                                                                           -----------    -----------
                         Total assets                                      $    12,263    $    16,290
                                                                           ===========    ===========

Liabilities and Stockholders' Equity
Current liabilities
       Current maturities of long term debt                                $     1,052    $       245
       Accounts payable and accrued expenses                                     3,199          4,255
       Accrued salaries and commissions                                            167            878
       Income taxes payable                                                         24             --
       Deferred revenue                                                          2,395          1,681
       Deposits from customers                                                     173            666
       Warranty obligations                                                        169            278
       Capital lease obligations                                                    10             33
                                                                           -----------    -----------
                         Total current liabilities                               7,189          8,036
                                                                           -----------    -----------
Long term debt                                                                   6,028          6,938
                                                                           -----------    -----------
                         Total liabilities                                      13,217         14,974
                                                                           -----------    -----------

Commitments and contingencies                                                       --             --
Stockholders' equity
       Preferred stock ($0.01 par value; 2,500,000
                shares authorized; none issued and outstanding)                     --             --
       Common stock ($0.01 par value; 25,000,000 shares authorized:
                10,137,193 and 10,134,384 shares issued and outstanding)           101            101
       Additional paid-in capital                                               42,480         42,347
       (Accumulated deficit)                                                   (43,535)       (41,132)
                                                                           -----------    -----------

                         Total stockholders' equity                               (954)         1,316
                                                                           -----------    -----------

                         Total liabilities and stockholders' equity        $    12,263    $    16,290
                                                                           ===========    ===========

----------
* The accompanying notes are an integral part of these consolidated financial statements

Schick Technologies, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except share amounts)

                                                                   Three months ended               Nine months ended
                                                                                       December 31
                                                                     2000            1999            2000            1999
                                                             ------------    ------------    ------------    ------------
Revenue, net                                                 $      5,391    $      4,771    $     15,024    $     16,574
                                                             ------------    ------------    ------------    ------------
Cost of sales                                                       2,333           2,806           7,278          12,387
Excess and obsolete inventory                                          --             165             552             774
                                                             ------------    ------------    ------------    ------------

Total cost of sales                                                 2,333           2,971           7,830          13,161
                                                             ------------    ------------    ------------    ------------
                Gross profit                                        3,058           1,800           7,194           3,413
                                                             ------------    ------------    ------------    ------------

Operating expenses:
       Selling and marketing                                        1,303           1,590           4,151           6,001
       General and administrative                                     509           1,601           2,949           5,125
       Research and development                                       544             595           1,648           2,164
                                                             ------------    ------------    ------------    ------------
                Total operating costs                               2,356           3,786           8,748          13,290
                                                             ------------    ------------    ------------    ------------
                Income (loss) from operations                         702          (1,986)         (1,554)         (9,877)
                                                             ------------    ------------    ------------    ------------


Other income (expense)
       Gain from sale of investment                                    --              --              --             565
       Interest income                                                  5              32              39              71
       Interest expense                                              (268)            (90)           (874)           (377)
                                                             ------------    ------------    ------------    ------------
                Total other income (expense)                         (263)            (58)           (835)            259
                                                             ------------    ------------    ------------    ------------

                Income (loss) before income taxes                     439          (2,044)         (2,389)         (9,618)

                Provision for income taxes                             --              --              14              --
                                                             ------------    ------------    ------------    ------------

                Net income (loss)                            $        439    $     (2,044)         (2,403)         (9,618)
                                                             ============    ============    ============    ============

                Basic and diluted earnings
                  (loss) per share                           $       0.04    $      (0.20)   $      (0.24)   $      (0.96)
                                                             ============    ============    ============    ============
                Weighted average common shares
                 outstanding (basic)                           10,137,193      10,059,384      10,135,424      10,059,384
                                                             ============    ============    ============    ============

                Weighted average common shares
                 outstanding (diluted)                         11,117,412      10,059,384      10,135,424      10,059,384
                                                             ============    ============    ============    ============


----------
* The accompanying notes are an integral part of these consolidated financial statements

Schick Technologies, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

                                                                                             Nine months ended
                                                                                                 December 31
                                                                                         --------------------------
                                                                                                2000           1999
                                                                                         -----------    -----------
Cash flows from operating activities
       Net loss                                                                          $    (2,403)   $    (9,618)
       Adjustments to reconcile net loss to
           net cash used in operating activities
                  Depreciation and amortization                                                1,587          1,577
                  (Recovery of) provision for doubtful accounts                                 (354)             9
                  Provision for excess and obsolete inventory                                    552            774
                  Gain from sale of investment in Photobit Corporation                            --           (565)
                  Interest accretion                                                              36             --
                  Changes in assets and liabilities:
                        Accounts receivable                                                      437          2,338
                        Inventories                                                              920          3,269
                        Income taxes receivable                                                   82          2,593
                        Prepayments and other current assets                                     (39)           157
                        Other assets                                                               6            182
                        Account payable and accrued expenses                                  (1,906)        (4,290)
                        Income taxes payable                                                      24             --
                        Deferred revenue                                                         714            467
                        Deposits from customers                                                 (493)            63
                        Warranty obligations                                                    (109)           (50)
                                                                                         -----------    -----------
                                   Net cash used in operating activities                        (946)        (3,094)
                                                                                         -----------    -----------
Cash flows from investing activities
       Proceeds from maturities of held-to-maturity investments                                    2            360
       Proceeds from sale of investment in Photobit Corporation                                   --          1,000
       Capital expenditures net                                                                 (165)          (211)
                                                                                         -----------    -----------
                                   Net cash (used in) provided by investing activities          (163)         1,149
                                                                                         -----------    -----------
Cash flows from financing activities
       Proceeds from loan payable                                                                 --          1,000
       Proceeds from refinancing                                                                  --          1,222
       Proceeds from exercise of common stock options                                              3             --
                                                                                         -----------    -----------

                                   Net cash provided by financing activities                       3          2,222
                                                                                         -----------    -----------

Net (decrease) increase in cash and cash equivalents                                          (1,106)           277
Cash and cash equivalents at beginning of period                                               1,429          1,415
                                                                                         -----------    -----------

Cash and cash equivalents at end of period                                               $       323    $     1,692
                                                                                         ===========    ===========

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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year ending March 31, 2001.

     The consolidated financial statements of the Company, at December 31, 2000 include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Inventories

     Inventories at December 31, 2000 and March 31, 2000 are comprised of the following:

                                                    December 31,    March 31,
                                                        2000          2000
                                                       ------        ------
     Raw materials ............................        $2,649        $3,651
     Work-in-process ..........................           139            39
     Finished goods ...........................         1,352         1,922
                                                       ------        ------
              Total inventories ...............        $4,140        $5,612
                                                       ======        ======

3.   Debt

     Long-term debt at December 31, 2000 and March 31, 2000 is summarized as follows:

                                                     December 31,   March 31,
                                                         2000         2000
                                                        ------       ------
     Term notes .................................       $6,457       $6,596
      Secured credit facility ...................          623          587
                                                        ------       ------
                                                         7,080        7,183
     Less current maturities ....................        1,052          245
                                                        ------       ------
                Total long-term debt ............       $6,028       $6,938
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

     Term Loan B

     The principal balance of term loan B is payable in 27 monthly payments commencing January 15, 2001 with interest payable monthly at the prime rate plus 2.5% commencing April 15, 2000. During the nine months ended December 31, 2000 the loan was reduced by $139 as a result of collections by the lender of third party obligations which are the basis of the loan.

     The Company is also required to make additional principal payments equal to fifty percent of the "positive actual cash flow", as defined. The term loans have been classified based upon the terms of the amended note. The tangible and intangible assets of the Company, as defined, collateralize the term loans.

     In connection with the renewed note, the Company granted the lender 650,000 warrants at an exercise price of $2.19 expiring on November 15, 2004. The fair value of the warrants amounted to $596, and is accounted for as deferred financing costs. In connection with the amended note, the warrants' exercise price was reduced to $.75 and the expiration date extended to December 2006. Additional deferred financing costs of $130 were incurred. The costs are included in "Other Assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the five-year life of the amended note. Interest expense of approximately $152 relating to these warrant issuances were recognized for the nine months ending December 31, 2000.

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

     Principal maturities of long-term debt including interest accretion are as follows:


                           Year ending December 31,
                          --------------------------
                          2001                $1,052
                          2002                 1,622
                          2003                 1,018
                          2004                 2,104
                          2005                 1,661
                                              ------
                                              $7,457
                                              ======

4.   Net earnings per share

     Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options or warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. The following table sets forth the computation of dilutive potential common shares for the three months ended December 31, 2000:

     Denominator for basic earnings per
       share-weighted average shares                           10,137,193
     Effect of dilutive securities - warrants                     980,218
                                                               ----------
     Dilutive potential common shares                          11,117,411
                                                               ==========

     Potential common shares are anti-dilutive for all other periods and are therefore excluded from the calculation of diluted earnings per share. As of December 31, 2000 outstanding warrants to purchase 13 million shares of common stock with an exercise price of $0.75 have been excluded from the computation of diluted earnings per share because conditions for issuance have not been met.

5.   Contingencies

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

     During 1996, the Company was named as defendant in patent infringement litigation commenced by a competitor in the United States and France. In September 2000, the French patent court, the Tribunal De Grande Instance De Bobigny, dismissed the French action. The court also ordered Trophy to pay approximately $10 to the Company as partial reimbursement for legal fees. The French court's decision is appealable. The Company has filed a countersuit against the competitor for infringement of a U.S. Patent which had been exclusively licensed to the Company. The Company has obtained a formal opinion of intellectual property counsel that its products do not infringe on the competitor's U.S. patent. The Company has filed motions for Summary Judgment seeking the dismissal of the action in the United States. Such motions are currently pending. The Company is unable to predict the ultimate outcome of this litigation. The outcome, if unfavorable, could have a material adverse effect on the financial position and results of operations of the Company. No provision has been made for any potential losses at December 31, 2000 as the range of potential loss, if any, cannot be reasonably estimated.

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

Results of Operations

     Net revenues for the three months ended December 31, 2000 increased $0.6 million (13%) to $5.4 million from $4.8 million during the comparable period of fiscal 2000. AccuDEXA represented approximately $0.1 million (3%) and CDR represented approximately $5.3 million (97%) of the Company's net revenues in the third quarter of fiscal 2001 as compared to $0.7 million (14%) and $4.1 million (86%) in the third quarter of fiscal 2000 for accuDEXA and CDR, respectively. The Company believes the increase in revenue is due to increased revenues related to its CDR devices and decreased returns during the period. Net revenues for the nine months ended December 31, 2000, decreased $1.6 million (9%) to $15.0 million from $16.6 million during the comparable period of fiscal 2000.

     Total cost of sales for the three months ended December 31, 2000 decreased $0.7 million (21%) to $2.3 million (43% of net revenues) from $3.0 million (62% of net revenues) for the comparable period of fiscal 2000. Total cost of sales for the nine months ended December 31, 2000, decreased $5.4 million (41%) to $7.8 million (52% of net revenues) from $13.2 million (79% of net revenues) during the comparable period of fiscal 2000. The decrease in the relative total cost of sales is due to several factors including increased sale prices, improved product mix and increased warranty revenues. Additionally, indirect labor costs, warranty expenditures, material costs, royalty costs, rent and overhead costs decreased due to a January 2000 reduction in plant and facilities, improved utilization of facilities and an improved rate of recovery of warranty replacement inventory from customers. The Company increased its provision for excess and obsolete inventory as a result of the decrease in sales of its accuDEXA product during the quarter ended September 30, 2000.

     Selling and marketing expenses for the three months ended December 31, 2000, decreased $0.3 million (18%) to $1.3 million (24% of net revenues) from $1.6 million (33% of net revenues) for the comparable period of fiscal 2000. Selling and marketing expenses for the nine months ended December 31, 2000, decreased $1.8 million (31%) to $4.2 million (28% of net revenues) from $6.0 million (36% of net revenues) during the comparable period of fiscal 2000. This decrease is principally attributable to a reduction in direct selling expenses of the CDR and accuDEXA, including, primarily, a reduction in the Company's direct sales force and reduction in other promotional and trade show expenses principally as a result of the Patterson distribution agreement. Effective May 1, 2000 the Company entered an exclusive distribution agreement with Patterson Dental Company.

     General and administrative expenses for the three months ended December 31, 2000, decreased $1.1 million (68%) to $0.5 million (9% of net revenues) from $1.6 million (34% of net revenues) for the comparable period of fiscal 2000. General and administrative expenses for the nine months ended December 31, 2000, decreased $2.2 million (42%) to $2.9 million (20% of net revenues) from $5.1 million (31% of net revenues) during the comparable period of fiscal 2000. The decrease in general and administrative expenses for the three months ended December 31, 2000 was primarily attributable to a decrease in payroll and related costs due to reduction in personnel, collection and other recovery of accounts receivable of $0.4 million, a decrease in professional services and a change in vacation policy which reduced vacation expense by $0.2 million.

     Research and development expenses for the three months ended December 31, 2000, decreased $0.1 million (9%) to $0.5 million (10% of net revenues) from $0.6 million (13% of net revenues) for the comparable period of fiscal 2000. Research and development expenses for the nine months ended December 31, 2000, decreased $0.6 million (24%) to $1.6 million (11% of net revenues) from $2.2 million (13% of net revenues) for the comparable period of fiscal 2000. The decrease is primarily attributable to a decrease in payroll and related costs due to a reduction in personnel and decreases in test services and materials expenses.

     Interest expense for the three-month period ended December 31, 2000 is $0.3 million. Interest expense for the nine-month period ended December 31, 2000 increased $0.5 million to $0.9 million (6% of net revenues) from $0.4 million (2%) of net revenues) for the comparable period of fiscal 2000. The increase was principally attributable to the amortization of deferred financing costs in connection with the term note and secured credit facility entered into during the third quarter of fiscal 2000.

Liquidity and Capital Resources

     At December 31, 2000, the Company had $0.3 million in cash and cash equivalents and a working capital deficiency of $1.0 million, compared to $1.4 million in cash and cash equivalents and $0.8 million in working capital at March 31, 2000.

     During the nine months ended December 31, 2000, cash used in operations was $0.9 million compared to $3.1 million used in operations during the comparable period of fiscal 2000. The decrease in cash used in operations is primarily attributable to the reduction of the Company's net loss and accounts payable and accrued expenses and deferred revenues, offset by decreases in accounts receivable, inventory levels, collection of income taxes receivable and deposits from customers. Accounts receivable decreased from $1.5 million at March 31, 2000 to $1.4 million at December 31, 2000 due to lower rates of sales and limiting the availability of credit to select dealers, hospitals, universities and governmental agencies. These decreases were offset by a decrease in the reserve for bad debts. The decrease in inventory of $1.5 million from $5.6 million at March 31, 2000 to $4.1 million at December 31, 2000 is primarily attributable to planned reductions and increase in the reserve for excess and obsolete inventory.

     The Company's capital expenditures during the nine-month period ended December 31, 2000 amounted to $0.2 million. Such expenditures included leasehold improvements, computers, and production equipment.

     DVI Financial Services, Inc. ("DVI") had provided the Company with term notes aggregating $6.6 million which are secured by first priority liens on substantially all of the Company's assets. The Company issued promissory notes and security agreements that provide, in part, that the Company may not permit creation of any additional lien or encumbrance on the Company's property or assets. The notes are due in varying installments through fiscal 2006. Interest is paid monthly at the prime rate (9-1/2% at December 31, 2000) plus 2-1/2%. Effective August 28, 2000, the lender sold all its rights, title and interest in, to, and under the warrants and notes, payable as described above, to the Company's secured creditor (Greystone). By letter dated October 11, 2000, the lender directed the Company to make all remaining payments due under the Loan Agreement directly to Greystone.

     In December 1999 and as later amended in March 2000, the Company entered into a Secured Loan Agreement ("Amended Loan Agreement") with Greystone Funding Corporation ("Greystone") to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. Pursuant to the Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued to Greystone or its designees, warrants to purchase 5,000,000 shares of the Company's Common Stock at an exercise price of $0.75 per share, exercisable at any time after December 27, 1999. Under the Amended Loan Agreement, the Company also issued to Greystone or its designees warrants (the "Additional Warrants") to purchase an additional 13,000,000 shares of common stock, which Additional Warrants will vest and be exercisable at a rate of two shares of Common Stock for each dollar advanced under the Amended Loan Agreement in excess of the initial draw of $1 million. Any additional warrants, which do not vest prior to expiration or surrender of the line of credit will be forfeited and canceled. In connection with the Greystone secured credit facility, effective as of February 15, 2000, DVI consented to the Company's grant to Greystone of a second priority lien encumbering the Company's assets, under and subject in priority and right of payment to all liens granted by the Company to DVI. To date, no additional funds have been advanced under the Amended Loan Agreement in excess of the initial draw of $1 million.

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

     The French lawsuit was filed in November 1995, in the tribunal de Grande Instance de Bobigny, the French patent court, and originally alleged that the Company's CDR(R) system infringes French Patent No. 2,547,495, European Patent No. 129,451 and French Certificate of Addition No. 2,578,737. These patents, all of which are related, are directed to a CCD-based intra-oral sensor. Since filing its lawsuit, Trophy S.A. has withdrawn its allegation of infringement with respect to the Certificate of Addition. Trophy S.A. was seeking a permanent injunction and unspecified damages, including damages for its purported lost profits. In October 2000, the French patent court dismissed this lawsuit. The court dismissed all of Trophy's claims, finding no infringement of either patent. The court also ordered Trophy to pay the sum of $10 to the Company as partial reimbursement for legal fees. The court's decision is appealable.

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

     Not Applicable.

Item 3.  Defaults Upon Senior Securities

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Company held its Annual Meeting of Stockholders on November 8, 2000. Following the Report of the Inspector of Election and Judge of the Vote at such Meeting as to various resolutions on which the Stockholders had voted, the Meeting was adjourned to December 7, 2000.

     (b) The following matter concerning the election of Directors was voted upon at the meeting held on November 8, 2000 with the accompanying result:

         Election of Directors:
         ----------------------
                                               Number of        Number of Votes
                                               Votes For     Withheld Authority
                                               ---------     ------------------
         Euval Barrekette                      8,866,721                636,410
         (New term expires in 2002)
         Jonathan Blank                        9,228,113                275,018
         (New term expires in 2002)
         Allen Schick                          8,908,112                595,019
         (New term expires in 2003)
         David Schick                          9,228,112                275,019
         (New term expires in 2003)

     The other directors of the Company will continue in office for their existing terms. Jeffrey Slovin and Robert Barolak serve in the class whose term expires in 2001. Upon the expiration of the term of a class of directors, the members of such class will be elected for three-year terms at the annual meeting of stockholders held in the year in which such term expires.

     (c) The following additional matters were voted upon at the meeting held on November 8, 2000 with the following results:

1. Approval of the proposal to amend the Corporation's 1996 Employee Stock Option Plan to increase the number of shares of the Company's common stock issuable thereunder from 1,000,000 to 3,000,000:

        Number of votes for                  4,020,005
        Number of votes against                496,508
        Number of abstentions                   45,548

2. Approval of the proposal to amend the Corporation's 1997 Non-Employee Directors Stock Option Plan to increase the number of shares of the Company's common stock issuable thereunder from 35,000 to 300,000:

         Number of votes for                 3,674,444
         Number of votes against               871,369
         Number of abstentions                  45,248

3. Ratification of the selection of Grant Thornton LLP as the Company's independent accountants for the fiscal year ending March 31, 2001:

         Number of votes for:                9,434,619
         Number of votes against:               26,722
         Number of abstentions:                 41,790

4.   Approval of Motion to adjourn the Annual Meeting to December 7, 2000:

          Number of votes for                8,494,243
          Number of votes against:                   0
          Number of abstentions:                     0

     The following matter was voted upon at the adjourned portion of the meeting held on December 7, 2000, with the following results:

5.   Approval  of  the   proposal  to  amend  the   Company's   Certificate   of
     Incorporation to increase the number of shares of the Company's common stock issuable thereunder from 25,000,000 to 50,000,000:

         Number of votes for:                4,130,949
         Number of votes against:              537,824
         Number of abstentions:                 43,970
         Broker Non-Votes:                   5,423,370

     Such proposal, which required the affimative vote of holders of the majority of all outstanding common stock, was not approved.

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

                                    SCHICK TECHNOLOGIES, INC.

Date: February 1, 2001          By: /S/ David B. Schick
                                    David B. Schick
                                    Chief Executive Officer

                                    By: /S/ Ronald Rosner
                                    Ronald Rosner
                                    Director Of Finance
                                    (Principal Financial and Accounting Officer)