Form 10-K
period 2001-03-31
SCHICK TECHNOLOGIES INC
filed 2001-07-13
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                                   (Mark One)

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2001

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

                 30-00 47th Avenue, Long Island City, NY 11101
              (Address of principal executive offices) (Zip Code)

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

                                   ----------

    The aggregate market value of Common Stock held by non-affiliates of the registrant as of July 10, 2001 was approximately $7,355,274. Such aggregate market value is computed by reference to the closing sale price of the Common
                              Stock on such date.

    As of July 12, 2001, the number of shares outstanding of the Registrant's
             Common Stock, par value $.01 per share, was 10,138,922

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                Table of Contents

Item of Form 10-K                                                           Page
--------------------------------------------------------------------------------

Part I
         Item 1.    Business ..............................................  1
         Item 2.    Properties ............................................  11
         Item 3.    Legal Proceedings .....................................  11
         Item 4.    Submission of Matters to a Vote of Security Holders ...  12

Part II
         Item 5.    Market for the Registrant's Common Equity and Related
                    Stockholder Matters ...................................  12
         Item 6.    Selected Financial Data ...............................  13
         Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................  14
         Item 7A.   Quantitative and Qualitative  Disclosures About Market
                    Risk ..................................................  19
         Item 8.    Financial Statements and Supplementary Data ...........  19
         Item 9.    Changes in and Disagreements with Accountants
                    On Accounting and Financial Disclosure ................  20

Part III
         Item 10.   Directors and Executive Officers of the Registrant ....  20
         Item 11.   Executive Compensation ................................  22
         Item 12.   Security Ownership of Certain Beneficial Owners And
                    Management ............................................  25
         Item 13.   Certain Relationships and Related Transactions ........  27

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

     In the field of medical radiography, the Company manufactures and sells the accuDEXA(R) bone densitometer, a low-cost and easy-to-operate device for the assessment of bone mineral density and fracture risk. Additionally, the Company has commenced development of a general digital radiography device for intended use in various applications, including mobile medicine, orthopedics, podiatry, veterinary medicine and industrial non-destructive testing.

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

     The Company's objective is to be the leading provider of high resolution, low-cost digital radiography products. The Company plans to leverage its technological advantage in the digital imaging field to penetrate a broad range of diagnostic imaging markets. The Company believes that its proprietary technologies and expertise in electronics, imaging software and advanced packaging may enable it to compete successfully in these markets. Key elements of the Company's strategy include (i) expanding market leadership in dental digital radiography through expanded sales channels, further product enhancements and strategic distribution agreements ; (ii) broadening the marketing of accuDEXA(R) to the medical market through increased marketing activities; (iii) introducing new products based on patented and proprietary APS technology for other medical and industrial applications; and (iv) enhancing international distribution channels for existing and new products.

     The Company's business was founded in 1992 and it was incorporated in Delaware in 1997. On July 7, 1997, the Company completed an initial public offering of its Common Stock. Proceeds to the Company after expenses of the offering were approximately $33,508,000.

     On December 27, 1999, the Company established a strategic relationship with Greystone Funding Corporation ("Greystone") and entered into a Loan Agreement with Greystone which provided for the establishment of a credit facility for the Company in an amount of up to $7.5 million. In connection with this Agreement, as amended and restated on March 17, 2000, Greystone designees were appointed to the Company's Board of Directors and key executive management positions. The Company has used the Greystone line of credit to provide it with working capital and to help facilitate future growth. On July 5, 2001, the Company repaid all outstanding advances under the Greystone line of credit, together with all unpaid accrued interest thereunder, and concurrently surrendered said line of credit in its entirety. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's offices are located at 30-00 47th Avenue, Long Island City, New York 11101. The Company's telephone number is (718) 937-5765, and its web site address is http://www.schicktech.com.

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

     Film, however, has certain inherent limitations, including the time, operating expense, inconvenience and uncertainty associated with film processing, as well as the cost of disposal of waste chemicals and the need for compliance with environmental regulations. Furthermore, the radiation dosage levels required to assure adequate image quality in conventional film raise concerns regarding the health risks associated with exposure to radiation. Also, conventional film images cannot be electronically retrieved from patient records or electronically transmitted to health care providers or insurance carriers at remote locations, a capability which has become increasingly important in today's managed care environment. While x-ray scanning systems convert x-rays into digital form, they add to the time and expense associated with the use of conventional film and do not eliminate the drawbacks of film processing.

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

     The Company's principal revenue-generating product is its CDR(R)computed dental radiography imaging system. The Company's CDR(R) system is easy to operate and can be used with any dental x-ray generator. To produce a digital x-ray image using CDR(R), the dentist selects an intra-oral sensor of suitable size and places it in the patient's mouth. The sensor converts the x-rays into a digital image that is displayed on the computer monitor within five seconds and automatically stored as part of the patient's clinical records. CDR(R) system software allows the dentist to perform a variety of advanced diagnostic operations on the image. The sensor can then be repositioned for the next x-ray. As the x-ray dose is significantly lower than that required for conventional x-ray film, concern over the potential health risk posed by multiple x-rays is greatly diminished. The process is easy and intuitive, enabling nearly any member of the dental staff to operate the CDR(R) system with minimal training.

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

     In March 1999, the Company commenced the sale of its digital panoramic imaging device, the CDRPan(TM). This device, which is designed to be retrofitted into conventional panoramic dental x-ray machines, replaces film with electronic sensors and a computer. This obviates the need for film and provides instantaneous images, thus offering substantial savings in terms of time and costs. Additionally, the CDRPan (TM) easily integrates with practice management and other computer software applications.

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

     Until recently, osteoporosis was considered neither treatable nor preventable. Because effective treatments are now available and because osteoporosis may be preventable if detected in its early stages, the demand for BMD diagnostic equipment has significantly increased. Because of the large population segment which could benefit from BMD testing, the Company believes that there is a need for a practical, instant, cost effective, precise, compact and easy-to-use BMD testing device for the primary care physician. Primary care physicians consist of internal medicine, family, geriatric and OB/GYN practices. These practices represent approximately 172,000 potential testing sites in the United States alone. Traditional BMD assessment devices have been large, costly and difficult to operate, and are mainly found in large hospitals and diagnostic imaging centers. It is estimated that in 2000, there were approximately 7,500 such BMD assessment devices in use in the United States.

     The Company has developed an innovative BMD assessment device to assist doctors in the diagnosis of low bone density and prediction of fracture risk. The Company believes that this low-cost and precise diagnostic tool, which is marketed under the trade name accuDEXA(R), assesses BMD more quickly, accurately and easily than any comparable product currently on the market, while using a minimal radiation dosage. It is a point-of-treatment tool, designed for use by primary care physicians as an integral part of a patient's regular physical examination. In December 1997, the Company received clearance from the United States Food and Drug Administration ("FDA")for the general use and marketing of the accuDEXA(R) as a BMD assessment device; in June, 1998, the FDA granted the Company additional clearance for its marketing of the accuDEXA(R) as a predictor of fracture risk.

     Based on APS technology, accuDEXA(R) is a small self-contained unit capable of instantly assessing the BMD of a specific portion of the patient's hand, a relative indicator of BMD elsewhere in the body. This device is the first BMD assessment instrument that is virtually automatic, requiring little operator intervention or interfacing other than the entry of relevant patient data into a built-in touch sensitive LCD screen. The device requires no external x-ray generator or computer and it exposes the patient to less than 1% of the radiation of a single conventional chest x-ray. To perform a test using the accuDEXA(R), the patient places his or her hand into a positioner and, upon activation by the operator, the device automatically emits two low-dosage x-ray pulses. The patient's bone density and fracture risk information is displayed on the screen in less than 30 seconds. The accuDEXA(R) is "ETL Listed." ETL is a North American Safety Mark indicating compliance with safety standard UL-2601-1.

     General Digital Radiography

     The Company is also developing a mobile 8"x 10" digital radiography system for various applications. This unit is targeted primarily for peripheral x-ray images, such as orthopedic and podiatric. The unit will also be suitable for veterinary and non-destructive testing applications. Management currently expects that the unit will be available for sale by the end of 2002, pending clearance by the FDA. There can be no assurance that the Company will file for such clearance or that the FDA will grant such clearance. See "Business -- Government Regulation."

     Mammography

     In late 2000, the Company suspended its development of a digital mammography device. Management determined that the Company would instead focus its resources on core product development. The Company may resume development of a digital mammography device in the future, but there can be no assurance that it will do so or that, if it does, it will be successful in such endeavor.

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

MANUFACTURING

     The Company's products are manufactured at its facility in Long Island City, New York, which includes a controlled environment sensor production facility. This facility is subject to periodic inspection by the FDA. The Company has invested in automated and semi-automated equipment for the fabrication and machining of parts and assemblies incorporated in its products. The Company's quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through in-process and final inspection and conforms to the guidelines of the International Quality Standard, ISO 9001. In August 1998, the Company was granted ISO 9001 certification and, since that time, has been subject to semi-annual audits to ensure the maintenance of such certification.

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

DEPENDENCE ON CUSTOMERS

     During fiscal 2001, Patterson Dental Company and RoSCH AG Medizintechnik accounted for annual sales by the Company of $4.5 million and $3.0 million, or 21% and 14%, respectively, of annual sales. During fiscal 2000 and 1999, a single customer, Henry Schein, Inc., accounted for annual sales by the Company of $2.6 and $7.2 million, or 11.7% and 15.8%, respectively, of annual sales. During fiscal 2001, 2000 and 1999, respectively, sales of approximately $8.1 million, $6.5 million and $6.0 million were made to foreign customers.

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

     The Company seeks to protect its intellectual property through a combination of patent, trademark and trade secret protection. The Company's future success will depend in part on its ability to obtain and enforce patents for its products and processes, preserve its trade secrets and operate without infringing the proprietary rights of others.

     Patents

     The Company has an active corporate patent program, the goal of which is to secure patent protection for its technology. The Company currently has issued United States patents for an `Intra-Oral Sensor For Computer Aided Radiography,' U.S. Patent No. 5,434,418, which expires on October 16, 2012; a `Large Area Image Detector,' U.S. Patent No. 5,834,782, which expires on November 20, 2016; a `Method and Apparatus for Measuring Bone Density,' U.S. Patent No. 5,852,647, which expires on September 24, 2017; an 'Apparatus for Measuring Bone Density Using Active Pixel Sensors,' U.S. Patent No. 5,898,753, which expires on June 6, 2017; a 'Dental Imaging System with Lamps and Method,' U.S. Patent No. 5,908,294, which expires on June 12, 2017; an 'X-ray Detection System Using Active Pixel Sensors,' U.S. Patent No. 5,912,942, which expires on June 6, 2017; a `Dental Imaging System with White Balance Compensation,' U.S. Patent No. 6,002,424, which expires on June 12, 2017; `Dental Radiography Using an Intraoral Linear Array Sensor,' U.S. Patent No. 5,995,583, which expires on November 13, 2016; a `Method for Reading Out Data from an X-Ray Detector,' U.S. Patent No. 6,069,935, which expires on June 6, 2017; and a `Filmless Dental radiography System Using Universal Serial Bus Port,' U.S. Patent No. 6,134,298, which expires on August 7, 2018. In addition, the Company is the licensee of U.S. Patent No. 5,179,579, for a 'Radiograph Display System with Anatomical Icon for Selecting Digitized Stored Images,' under a worldwide, non-exclusive, fully-paid license. The Company also has foreign patent applications currently pending.

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

     Trademarks

     The Company has obtained trademark registrations from the United States Patent and Trademark Office for the marks (i) "CDR" for its digital dental radiography product; (ii) "CDRCam" (both textual and stylized) for its intra-oral camera (iii) "QuickZoom" (both textual and stylized) for a viewing feature in its digital dental radiography product; (iv) "accuDEXA" for its BMD assessment product and(v) "CDR Discovery" for its x-ray generating product. The Company has two additional trademark applications pending before the PTO.

     Trade Secrets

     In addition to patent protection, the Company owns trade secrets and proprietary know-how which it seeks to protect, in part, through appropriate Non-Disclosure, Non-Solicitation, Non-Competition and Inventions Agreements, and, to a limited degree, employment agreements with appropriate individuals. These agreements generally provide that all confidential information developed by or made known to the individual by the Company during the course of the individual's relationship with the Company is the property of the Company, and is to be kept confidential and not disclosed to third parties, except in specific limited circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. However, there can be no assurances that these agreements will not be breached, that the Company would have adequate remedies available for any breach or that the Company's trade secrets will not otherwise become known to, or independently developed by, its competitors.

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

     Distribution of the Company's products in countries other than the United States may be subject to regulations in those countries. These regulations vary significantly from country to country; the Company typically relies on its independent distributors in such foreign countries to obtain the requisite regulatory approvals. The Company has obtained the "CE mark," necessary for the marketing of its products in the member countries of the European Union. The CE mark is a European Union symbol of adherence to quality assurance standards and compliance with the European Union's Medical Device Directives. The Company has developed and implemented a quality assurance program in accordance with the guidelines of the International Quality Standard, ISO 9001. In August of 1998, the Company was granted ISO 9001 certification. The Company's current products also have been awarded the "ETL" and "CSA" marks. These are North American safety marks which indicate compliance with U.L. Standard 2601-1.

PRODUCT LIABILITY INSURANCE

     The Company is subject to the risk of product liability and other liability claims in the event that the use of its products results in personal injury or other claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. The Company maintains insurance coverage related to product liability claims, but there can be no assurance that product liability or other claims will not exceed its insurance coverage limits, or that such insurance will continue to be maintained or that it will be available on commercially acceptable terms, or at all.

RESEARCH AND DEVELOPMENT

     During fiscal 2001, 2000 and 1999, research and development expenses were $2.2 million, $2.8 million and $4.4 million, respectively.

BACKLOG

     The backlog of orders was approximately $0.5 million and $2.0 million at June 1, 2001 and June 1, 2000, respectively. Such figures include approximately $0.1 million and $0.6 million of orders on hold pending credit approval at June 1, 2001 and June 1, 2000, respectively. Orders included in backlog may generally be cancelled or rescheduled by customers without significant penalty.

EMPLOYEES

     As of July 12, 2001, the Company had 134 full-time employees, engaged in the following capacities: sales and marketing (28); general and administrative
(43);operations (45); and research and development (18). The Company believes that its relations with its employees are good. No Company employees are represented by a labor union or are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages due to labor disputes.

SALES AND MARKETING

     Dental Products

     In April 2000, the Company and Patterson Dental Company ("Patterson") entered into an exclusive distribution agreement and, as of May 1, 2000, the Company began marketing and selling its CDR(R) dental products in the United States and Canada through Patterson. The Company believes that Patterson is one of the largest distributors of dental products in North America, with more than 1,000 field sales personnel in the U.S. and Canada. In addition, the Company has an in-house sales program which focuses on universities and continuing education programs. As of March 1, 2001, CDR(R) had been sold to 47 of the 54 dental schools in the United States. The Company also employs a government sales program to sell directly to the Armed Services, Veterans Administration hospitals, United States Public Health Service and other government-sponsored health institutions.

     The Company employs approximately 18 area sales managers located throughout the United States to interface with and assist Patterson in its sales effort. A sales and marketing support staff of approximately 3 individuals, based at the Company's offices in New York, supports the sales managers and the direct sales force by planning events and developing promotional and marketing materials.

     In the international market, the Company sells the CDR(R)system via independent regional distributors. There are currently approximately 30 independent CDR(R) dealers, covering nearly 40 countries. A dedicated in-house staff provides the foreign distributors with materials, technical assistance and training, both in New York and abroad.

     The Company's goal is to utilize its leading position in the industry, secure as many productive sales channels as possible and to rapidly penetrate additional segments of the international market.

     BMD / Fracture Risk Assessment

     The Company currently sells the accuDEXA(R) primarily through a network of manufacturer representatives. To date, accuDEXA(R) sales have taken place primarily within the United States, with a relatively small number of sales abroad. The primary end-users for accuDEXA(R) are primary care physicians, including OB/GYN practices, and osteopathic and geriatric specialists.

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

     Dental Products

     A number of companies currently sell intra-oral digital dental sensors. These include Provisions Dental Systems, Inc., Sirona Dental Systems and Cygnus Imaging, Inc. In addition, Dentsply International and Soredex Corporation sell a storage-phosphor based intra-oral dental system. The Company believes that the CDR(R) system has thus far competed successfully against other products. If other companies enter the digital radiography field, it may result in a significantly more competitive market in the future. Several companies are involved in the manufacture and sale of intra-oral cameras, including Dentsply International Inc., Henry Schein Co., Ultra-Cam and Air Technics. Digital panoramic dental devices are manufactured by several companies, including Sirona, Signet, Instrumentarium Imaging and Planmeca. Of those, only the device manufactured by Signet is designed to be incorporated into existing conventional panoramic devices.

     BMD / Fracture Risk Assessment

     Two other companies, GE Lunar Corporation and Norland Medical Systems, Inc., are currently marketing peripheral dual-X-Ray-absorptiometry(DXA) BMD densitometers. Several companies including GE Lunar, Hologic, Inc. and Norland are marketing peripheral ultrasound devices. A number of other companies market other devices including ones which assess hand densitometry. Two companies, Ostex International Inc. and Quidel Corp., Inc., have developed biochemical markers which indicate the rate at which the body is resorbing (i.e., breaking down) bone.

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

ITEM 2.  PROPERTIES

     The Company presently leases approximately 57,000 square feet of space in Long Island City, New York. This space houses the Company's executive offices, sales and marketing headquarters, research and development laboratories and production and shipping facilities. The Company believes that such space will be adequate for its needs for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

     The Company and/or certain of its officers and former officers, are involved in the proceedings described below:

     I. The Company was a named defendant in two lawsuits instituted by Trophy Radiologie, S.A. ('Trophy S.A.'), a subsidiary of Trex Medical Corporation. One lawsuit was instituted in France and the other in the United States. On or about June 6, 2001, an agreement for the settlement and discontinuance of these two lawsuits was executed by the parties.

     The French lawsuit was filed in November 1995, in the tribunal de Grande Instance de Bobigny, the French patent court, and originally alleged that the Company's CDR(R)system infringes French Patent No. 2,547,495, European Patent No. 129,451 and French Certificate of Addition No. 2,578,737. These patents, all of which are related, are directed to a CCD-based intra-oral sensor. Subsequent to filing its lawsuit, Trophy S.A. withdrew its allegation of infringement with respect to the Certificate of Addition. Trophy S.A. was seeking a permanent injunction and unspecified damages, including damages for its purported lost profits. In October 2000, the French patent court dismissed this lawsuit. The court dismissed all of Trophy's claims, finding no infringement of either patent. The court also ordered Trophy to pay the sum of 65,000 French Francs to the Company as partial reimbursement for legal fees.

     The lawsuit in the United States was filed in March 1996 by Trophy S.A., Trophy Radiology, Inc., a United States subsidiary of Trophy S.A. ('Trophy Inc.') and the named inventor on the patent in suit, Francis Mouyen, a French citizen. The suit was brought in the United States District Court for the Eastern District of New York, and alleged that the Company's CDR(R)system infringes United States Patent No. 4,593,400 (the '400 patent'), which is related to the patents in the French lawsuit. Trophy S.A., Trophy Inc. and Mouyen were seeking a permanent injunction and unspecified damages, including damages for purported lost profits, enhanced damages for the Company's purported willful infringement and an award of attorney fees. In this action, the Company counter-sued Trophy S.A. and Trophy Inc. for infringement of United States Patent No. 4,160,997, an expired patent which was exclusively licensed to the Company by its inventor, Dr. Robert Schwartz, and for false advertising and unfair competition.

     On September 12, 1997, after having been given permission to do so by the Court, the Company served two motions for summary judgment seeking dismissal of the action pending in the United States District Court for the Eastern District of New York, on the grounds of non-infringement and patent invalidity. On February 22, 2000, oral argument on these motions was heard by the Court. To date, the Court has not ruled on these motions.

     On June 6, 2001, the parties executed an agreement for the settlement and discontinuance of these two lawsuits. Under the Settlement Agreement, all claims and counterclaims by the parties are to be dismissed with prejudice without any admission of wrongdoing by any party and each party releases the other from all claims. The terms of such Agreement are confidential. On June 11, 2001 the United States District Court for the Eastern District of New York discontinued the case without costs to any party.

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

     On May 23, 2000, the Company entered into an agreement in principle with the plaintiffs for the settlement of the class action lawsuit, as reflected in a Memorandum of Understanding. On June 5, 2001, a Stipulation of Settlement was executed, under which all claims against the Company and the Individual Defendants are to be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the settlement agreement call for payment to the Plaintiffs, for the benefit of the class, of the sum of $3.4 million. The settlement amount will be paid in its entirety by the Company's insurance carrier and is not expected to have any material impact on the financial results of the Company. The settlement is subject to approval by the Court.

     III. In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings for interim periods of fiscal 1999. Subsequent thereto, the SEC requested the voluntary production of certain documents and the Company provided the SEC with the requested materials. On August 17, 2000, the SEC served a subpoena upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company has provided the SEC with the subpoenaed materials and has cooperated fully with the SEC staff. The inquiry is in a preliminary stage and the Company cannot predict its potential outcome.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.


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

     The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, as quoted on The Nasdaq National Market through September 15, 1999, and the high and low closing bid prices of the Company's Common Stock in the over-the-counter market, as reported on the "pink sheets" published by Pink Sheets LLC (formerly known as National Quotation Bureau LLC),commencing September 16, 1999.


Fiscal Year Ended March 31, 2000                       High                Low
--------------------------------                      ------              -----

First Quarter                                          5.75               2.438
Second Quarter (through 9/15/99 delisting)             2.875              1.75
Second Quarter (commencing 9/16/99)                     .625               .50
Third Quarter                                          1.50                .375
Fourth Quarter                                         2.625              1.00

Fiscal Year Ended March 31, 2001                       High                Low
--------------------------------                      ------              -----

First Quarter                                          2.625              1.25
Second Quarter                                         1.625              1.15
Third Quarter                                          1.30                .40
Fourth Quarter                                         1.15                .42

     On July 12, 2001, the closing bid and asked prices per share of the Company's Common Stock in the over-the-counter market, as reported on the "pink sheets" published by Pink Sheets LLC, were $0.95 and $1.05 per share, respectively. Such prices represent quotations between dealers, without dealer mark-up, mark-down or commission, and may not represent actual transactions. On May 31, 2001, there were 189 holders of record of the Company's Common Stock. However, the Company believes that the number of beneficial owners of such stock is substantially higher.

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


                                                            Year Ended March 31,
                                                            --------------------
                                               1997        1998       1999        2000       2001
                                               ----        ----       ----        ----       ----
                                                           (in thousands, except per share data)

Statement of Operations Data:
Revenue, net                                $ 16,101    $ 38,451    $ 45,605    $ 21,989    $ 21,252
                                            --------    --------    --------    --------    --------
Cost of sales                                  7,907      17,658      34,611      15,393       9,736
Excess and obsolete inventory                    114          --       5,466         898         570
                                            --------    --------    --------    --------    --------
Total cost of sales                            8,021      17,658      40,077      16,291      10,306
                                            --------    --------    --------    --------    --------
Gross profit                                   8,080      20,793       5,528       5,698      10,946
                                            --------    --------    --------    --------    --------
Operating expenses:
        Selling and marketing                  4,961      10,645      18,440       7,636       5,314
        General and administrative             2,054       3,954       7,338       7,339       4,161
        Research and development               1,418       3,852       4,354       2,830       2,220
        Bad debt expense (benefit)                34         164       5,598           -        (454)
        Abandonment of leasehold                  --          --          --          --         275

        Patent litigation settlement              --         600          --          --          --
                                            --------    --------    --------    --------    --------
        Total operating costs                  8,467      19,215      35,730      17,805      11,516
                                            --------    --------    --------    --------    --------
Income (loss) from operations                   (387)      1,578     (30,202)    (12,107)       (570)
Total other income (expense)                      35       1,111         244        (224)     (1,068)
                                            --------    --------    --------    --------    --------
Income (loss) before income taxes               (352)      2,689     (29,958)    (12,331)     (1,638)
Provision (benefit) for income taxes              --         328        (352)         --          --
                                            --------    --------    --------    --------    --------
        Net income (loss)                   $   (352)   $  2,361    $(29,606)   $(12,331)   $ (1,638)
                                            ========    ========    ========    ========    ========
        Basis earnings (loss) per share     $  (0.05)   $   0.25    $  (2.96)   $  (1.23)   $  (0.16)
                                            ========    ========    ========    ========    ========
        Diluted earnings (loss) per share   $  (0.05)   $   0.24    $  (2.96)   $  (1.23)   $  (0.16)
                                            ========    ========    ========    ========    ========
                                                     1997          1998     1999          2000        2001
                                                     ----          ----     ----          ----        ----
Balance Sheet Data:
Cash and cash equivalents                        $ 1,710        $ 6,217     $ 1,415     $ 1,429    $ 2,167
Working capital / (deficiency)                     5,518         33,745       2,902         841     (1,586)
Total assets                                      11,060         51,674      29,386      16,290     12,646
Total liabilities                                  4,973          9,565      16,850      14,974     12,835
Retained earnings (accumulated deficit)           (1,556)           805     (28,801)    (41,132)   (42,770)
Stockholders' equity (deficiency)                  6,087         42,109      12,536       1,316       (189)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in "Results of Operations" in this Item and elsewhere in this Report. See "ITEM 1 - Business -- Forward-Looking Statements" and Exhibit 99 to this Report.

     Overview

     The Company designs, develops and manufactures digital imaging systems for the dental and medical markets. In the field of dentistry, the Company has developed and currently manufactures and markets an intra-oral digital radiography system. The Company has also developed a bone mineral density assessment device to assist in the diagnosis and treatment of osteoporosis, which was introduced in December 1997. The Company has also commenced development of a general digital radiography device for intended use in various applications.

     The Company's revenues during fiscal 2001 were derived primarily from sales of its CDR(R) and accuDEXA(R) products. The Company recognizes revenue on sales of its products at the time of shipment to its customers and when no significant vendor obligations exist and collectibility is probable. Revenues from the sales of extended warranties are recognized on a straight-line basis over the life of the extended warranty, which is generally a one-year period. The Company utilizes both a direct sales force and a limited number of distributors for sales of its products within the United States. Effective May 1, 2000, the Company entered into an exclusive distribution agreement with Patterson Dental Company and terminated its existing domestic dealer arrangements and reduced its direct sales force. International sales are made primarily through a network of independent foreign distributors. In fiscal 2001, 2000 and 1999, sales to customers within the United States were approximately 62%, 68% and 87% of total revenues, respectively. The Company's international sales are made primarily to distributors in Europe, Australia and South America. The Company intends to expand its business in other international markets, including Asia. All of the Company's sales are denominated in United States dollars.

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

     Excess and obsolete inventory expense relates to the overstocking or obsolescence of various dies and/or obsolete X-Ray inventory that the Company may not use or otherwise salvage.

     Operating expenses include selling and marketing expenses, general and administrative expenses and research and development expenses, and bad debt expense. Selling and marketing expenses consist of salaries and commissions, advertising, promotional and sales events and travel. General and administrative expenses include executive salaries, professional fees, facilities, overhead, accounting, human resources, and general office administration expenses. Research and development expenses are comprised of salaries, consulting fees, facilities overhead and testing materials used for basic scientific research and the development of new and improved products and their uses. Research and development costs are expensed as incurred. Development costs are expensed as incurred. Bad debt expense is a result of product shipments that were determined to be uncollectible or not collected. Bad debt benefit is a result of the recovery, in cash, of shipments previously deemed uncollectible.

     Results Of Operations

     The following table sets forth, for the fiscal years indicated, certain items from the Statement of Operations expressed as a percentage of net revenues:



                                             Year ended March 31,
                                             --------------------
                                         2001       2000        1999
                                         ----       ----        ----
Revenue, net                             100.0%     100.0%      100.0%
                                         ------     ------      ------

Cost of sales                            45.8%      70.0%       75.9%
Excess and obsolete inventory            2.7%       4.1%        12.0%
                                         ----       ----        -----
Total cost of sales                      48.5%      74.1%       87.9%
                                         -----      -----       -----

Gross profit                             51.5%      25.9%       12.1%

Operating expenses:
        Selling and marketing            25.0%      34.7%       40.4%
        General and administrative       19.6%      33.4%       16.1%
        Research and development         10.4%      12.9%       9.5%
        Bad debt expense (benefit)       (2.1)%     0.0%        12.3%
        Abandonment of leasehold         1.3%       0.0%        0.0%
                                         ----       ----        ----
        Total operating costs            54.2%      81.0%       78.3%
                                         -----      -----       -----

Operating loss                           -2.7%      -55.1%      -66.2%

Fiscal Year Ended March 31, 2001 as Compared to Fiscal Year Ended March 31, 2000

     Net revenues decreased $0.7 million (3.4%) to $21.3 million in fiscal 2001 from $22.0 million in fiscal 2000. The revenue decline is due to lower sales of the CDR(R) dental radiography product and accuDEXA (R) bone mineral density assessment device, offset in part by higher sales of CDR(R) warranties.

     CDR(R) sales declined $1.7 million (9.8%) to $15.7 million from $17.4 million during fiscal 2000. The Company believes that this decline was due to the Company's consolidation of its sales channels in North America in May 2000. At that time, the Company ceased selling the CDR(R) product line through a combination of its direct sales force and non-exclusive-dealer network and entered into an exclusive distribution agreement with Patterson Dental Company ("Patterson"). This agreement grants Patterson exclusive rights to distribute the Company's dental products in the United States and Canada, with the Company retaining direct relationships for hospitals, universities and governmental agencies. The Company believes that the establishment and phasing-in of this new distribution channel resulted in lower CDR(R) sales as the Patterson sales force became familiar with the CDR(R) product line. CDR(R) warranty revenue increased $2.9 million (200.5%) to $4.4 million from $1.5 million during fiscal

2000. The Company believes that this increase was due primarily to improvements made in the implementation of its product warranty programs, including policy enforcement and timely notification of warranty-coverage expirations.

     AccuDEXA(R) sales declined $1.9 million (73.7%) to $0.7 million from $2.6 million during fiscal 2000. The Company believes that this decline resulted from its discontinuing direct accuDEXA(R) sales during fiscal 2001. The Company is currently reintroducing accuDEXA(R) via a network of manufacturer's representatives.

     Total cost of sales decreased $6.0 million (36.6%) to $10.3 million (48.6% of net revenues) in fiscal 2001 from $16.3 million (74.1% of net revenues) in fiscal 2000. The total cost of sales decreased due to lower direct and indirect labor costs, warranty expenditures, material costs and overhead costs as a result of lower levels of product discounting, decreased provision for excess and obsolete inventory, increased manufacturing efficiency and an improved rate of recovery of warranty replacement inventory from customers.

     Selling and marketing expenses decreased $2.3 million (30.4%) to $5.3 million (25.0% of net revenues) in fiscal 2001 from $7.6 million (34.7% of net revenues) in fiscal 2000. This decrease is principally due to a reduction in the Company's direct sales force and reduction in other promotional and trade show expenses principally as a result of the Patterson distribution agreement.

     General and administrative expenses decreased $3.1 million (43.2%) to $4.2 million (19.6% of net revenues) in fiscal 2001 from $7.3 million (33.4% of net revenues) in fiscal 2000. The decrease in general and administrative expenses was primarily attributable to a decrease in payroll and professional fees.

     Research and development expenses decreased $0.6 million (21.6%) to $2.2 million (10.4% of net revenues) in fiscal 2001 from $2.8 million (12.9% of net revenues) in fiscal 2000. This decrease was principally attributable to decreased payroll and a decrease in related costs due to a reduction in materials purchased. All research and development costs are expensed as incurred.

     In March 2001 the lease for a portion of the Company's premises expired. The cost of leasehold improvements for the remaining premises, approximately $0.5 million, will be amortized over the remaining six-year life of the lease. The unamortized cost of leasehold improvements associated with the portion of the former premises ($0.3 million) has been charged to operations.

     Interest expense increased $0.2 million in fiscal 2001 from $0.9 million in fiscal 2000 due to the cost of increased borrowing provided by DVI Financial Services Inc. and term note financing arrangements provided by Greystone Funding Corporation's secured credit facility.

     As a result of the above items, the loss for the year ended March 31, 2001 was $1.6 million as compared to a loss of $12.3 million for the period ending March 31, 2000.

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

     The rate of return in fiscal 2000 for the Company's CDR and accuDEXA (R) products decreased significantly to 4.3% of gross sales in fiscal 2000 from 28.6% of gross sales in fiscal 1999. The decreased return rate for the CDR is believed to be attributable to several factors including the resolution of certain technical problems in transitioning its CDR product line from CCD sensors to APS sensors. Second, the Company's single user CDR System requires minimal installation. Commencing in September 1998, the Company initiated a program in coordination with its computer supplier, in which the supplier installed all single-user CDR Systems. As a result of logistical problems in implementing this program, the supplier's installations experienced significant delays, which led to a higher than normal rate of return for single user systems shipped in this period. Starting in January 1999, the Company resumed direct management of its single user CDR installations.

     The Company also experienced a higher than normal rate of returns of accuDEXA units. The Company believes that these returns are due to several factors, including the following: First, early shipments of accuDEXA experienced a higher than expected failure rate due to several reasons, including shipping damage, as well as humidity and temperature sensitivity of several components included in the initial design of the product. The Company took steps to address these problems and believes that failure rates relating to such damage and sensitivity have dropped significantly. In this regard, the Company currently expects to implement a number of additional improvements to accuDEXA, to further increase reliability, in the first half of fiscal 2001. Second, the Company initiated a change in its sales policy that affected accuDEXA sales made from May 1998 through November 1998. During that time, the Company waived its customary 10% deposit, which it had charged to customers prior to shipment of goods. In December 1998, the Company changed its credit policy, requiring prepayment from non-dealer customers.

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

Liquidity and Capital Resources

     At March 31, 2001, the Company had $2.2 million in cash and cash equivalents and working capital deficiency of $1.6 million compared to $1.4 million in cash and cash equivalents and $0.8 million in working capital at March 31, 2000. The decrease in working capital is primarily attributable to current maturity of long term debt, collection of accounts receivable and reduction of inventory.

     During fiscal 2001 cash provided by operations was $1.2 million compared to $2.1 million used in operations during fiscal 2000. Increases in cash were primarily provided by improved operating performance. Accounts receivable decreased to $1.0 million at March 31, 2001 compared to $1.5 million at March 31, 2000 due to improved collections and restricted credit granting to select dealers, hospitals, universities and governmental agencies. Inventories decreased to $3.8 million at March 31, 2001 compared to $5.6 million at March 31, 2000 due to the Company's planned reduction of inventory levels. The Company's capital expenditures increased $0.1 million in fiscal 2001 from $0.2 million in fiscal 2000. Fiscal 2001 expenditures included leasehold improvements, computers and production equipment.

     DVI Financial Services, Inc. ("DVI") has provided the Company with financing evidenced by notes payable for $6.6 million which are secured by first priority liens on substantially all of the Company's assets. The Company issued promissory notes (amended in June 2000)(the "DVI Notes") and security agreements that provide, in part, that the Company may not permit the creation of any additional lien or encumbrance on the Company's property or assets. The DVI Notes are due in varying installments through fiscal 2006. Interest is paid monthly at the prime rate (8% at March 31, 2001) plus 2.5%. In connection with the DVI Notes, the Company granted DVI 650,000 warrants at an exercise price of $2.19 per share. In connection with the amended DVI Notes, the warrants' exercise price was reduced to $.75 and the expiration date extended to December 2006.

     In connection with the DVI loan, the Company prepaid $750K of outstanding principal during the first quarter of fiscal 2002. As of July 12, 2001, the outstanding principal balance of the DVI loan is $5.3 million, subject to periodic prepayment in accordance with the terms of the loan documents.

     In December 1999, the Company entered into a Loan Agreement (the "Loan Agreement") with Greystone Funding Corporation ("Greystone") to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. Pursuant to the Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued to Greystone and its designees, warrants to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $.75 per share. The Company agreed to issue Greystone additional warrants to purchase 2,000,000 shares at an exercise price of $.75 per share in connection with a cash payment of $1 million by Greystone to the Company in consideration of a sale of Photobit stock by the Company to Greystone. The sale of the Photobit stock was made subject to a right of first refusal held by Photobit and it founders. By letter dated February 17, 2000, counsel for Photobit informed the Company that Photobit considers the Company's sale of its shares to Greystone to be void on the basis of the Company's purported failure to properly comply with Photobit's right of first refusal.

     On March 17, 2000, the Company and Greystone entered into an Amended and Restated Loan Agreement effective as of December 17, 1999 (the "Amended loan Agreement"), which amended and restated the Loan Agreement, pursuant to which Greystone agreed to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. The $1 million cash payment to the Company was converted as of December 27, 1999 into an initial advance of $1 million under the Amended Loan Agreement. Pursuant to the Amended Loan Agreement and to induce Greystone to enter into said Agreement, the Company issued warrants to Greystone and its designees, consisting of those warrants previously issued under the Loan Agreement and Photobit stock sale arrangement, to purchase 5,000,0000 shares of the Company's Common Stock at an exercise price of $0.75 per share, exercisable at any time after December 27, 1999. Under the Amended Loan Agreement, the Company also issued to Greystone or its designees warrants (the "Additional Warrants") to purchase an additional 13,000,000 shares of common stock, which Additional Warrants will vest and be exercisable at a rate of two shares of Common Stock for each dollar advanced under the Amended Loan Agreement in excess of the initial draw of $1 million. Any additional warrants which do not vest prior to expiration or surrender of the line of credit will be forfeited and canceled. In connection with the Greystone secured credit facility, effective February 15, 2000, DVI consented to the Company's grant to Greystone of a second priority lien encumbering the Company's assets, under and subject in priority and right of payment to all liens granted by the Company to DVI. Effective August 28, 2000, DVI sold all its right, title and interest in, to and under the warrants and DVI Notes, as described above, to Greystone. By letter dated October 11, 2000, DVI directed the Company to make all remaining payments due under the DVI Notes directly to Greystone.

     No additional funds have been advanced under the Amended Loan Agreement in excess of the initial draw of $1 million. On July 5, 2001, the Company remitted payment to Greystone in the amount of $1.05 million, repaying all outstanding advances under the Greystone Amended Loan Agreement, together with all unpaid accrued interest thereunder, and concurrently terminated said Amended Loan Agreement. Approximately $423 representing the unamortized discount and deferred financing costs relating to the Amended Loan Agreement will be charged to expense in July 2001.

     On July 12, 2001, the Company and Greystone entered into a Termination Agreement effective as of March 31, 2001, acknowledging the repayment and termination of the Amended Loan Agreement and agreeing that all of the Company's obligations thereunder have been fully satisfied. The Company and Greystone further agreed, among other matters, that: (i)five million warrants held by Greystone and its assigns to purchase Common Stock of the Company remain in full force and effect; (ii) the Registration Rights Agreement between Greystone and the Company dated as of December 27, 1999 remains in full force and effect; and
(iii) for so long as Jeffrey Slovin holds the office of President of the Company, the Company shall reimburse Greystone in the amount of $17 thousand monthly.

     In July 2001, a Director of the Company made a commitment to make an equity investment in the Company in the minimum amount of $1 million, subject to the approval and acceptance of the Company's Board of Directors.

     Effective May 1, 2000 the Company entered into an exclusive distribution agreement with Patterson Dental Company ("Patterson"). Under the terms of this agreement the Company discontinued all direct domestic sales of its dental products, with the exception of those to governmental agencies and universities. As a result of the agreement, the Company further reduced its sales force. Remaining domestic sales representatives have become manufacturer representatives charged with support of the Patterson sales effort. The Company terminated all existing dealer agreements including its agreement with Henry Schein, Inc. In fiscal 2001, the Company entered into several foreign distributorship agreements.

     The Company believes that its cost reductions, refinancing and new sales arrangement should permit the Company to generate sufficient working capital to meet its obligations as they mature. The ability of the Company to meet its cash requirements is dependent, in part, on the Company's ability to attain adequate sales and profit levels and to satisfy its existing warranty obligations without incurring expenses substantially in excess of related warranty revenue and to collect its accounts receivable on a timely basis. Management believes that existing capital resources are adequate to meet its current cash requirements. However, if the Company's cash needs are greater than anticipated , the Company will be required to seek additional or alternative financing sources. There can be no assurance that such financing will be available or available on terms acceptable to the Company.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The DVI Notes bear an annual interest rate based on the prime rate plus 2.5%, provided however, that if any payments to DVI are past due for more than 60 days, interest will thereafter accrue at the prime rate plus 5.5%. Because the interest rate is variable, the Company's cash flow may be adversely affected by increases in interest rates. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company's interest expense or available cash.


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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The Directors of the Company are as follows:

Euval Barrekette, Ph.D.     Age 70, has served as a Director of the Company
                            since April 1992. Dr. Barrekette's current term on the Board expires at the Company's Annual Meeting of Stockholders in 2002. Dr. Barrekette is a licensed
                            Professional Engineer in New York State. Since 1986
                            Dr. Barrekette has been a consulting engineer and physicist. From 1984 to 1986 Dr. Barrekette was
                            Group Director of Optical Technologies of the IBM
                            Large Systems Group. From 1960 to 1984 Dr.
                            Barrekette was employed at IBM's T.J. Watson
                            Research Center in various capacities, including
                            Assistant Director of Applied Research, Assistant
                            Director of Computer Science, Manager of
                            Input/Output Technologies and Manager of Optics and
                            Electrooptics. Dr. Barrekette holds an A.B. degree from Columbia College, a B.S. degree from Columbia
                            University School of Engineering, an M.S. degree from its Institute of Flight Structures and a Ph.D.
                            from the Columbia University Graduate Faculties. Dr.
                            Barrekette is a fellow of the American Society of Civil Engineers, a Senior Member of the Institute of
                            Electronic & Electrical Engineers, and a member of The National Society of Professional Engineers, The
                            New York State Society of Professional Engineers,
                            The Optical Society of America and The New York
                            Academy of Science. Dr. Barrekette is the uncle of David B. Schick and the brother-in-law of Dr. Allen
                            Schick.

David B. Schick             Age 40, is a founder of the Company and, since its
                            inception in April 1992, has served as the Company's
                            Chief Executive Officer and Chairman of the Board of
                            Directors. From the Company's inception to December
                            1999, Mr. Schick also served as the Company's
                            President. Mr. Schick's current term on the Board expires at the Company's Annual Meeting of Stockholders in 2003. Mr. Schick is also a member of the Board of Directors of Photobit Corporation. From
                            September 1991 to April 1992, Mr. Schick was employed by Philips N.V. Laboratories, where he served as a consulting engineer designing high-definition television equipment. From February
                            1987 to August 1991, Mr. Schick was employed as a senior engineer at Cox and Company, an engineering firm in New York City. From January 1985 to January
                            1987, Mr. Schick was employed as an electrical engineer at Grumman Aerospace Co. Mr. Schick holds a
                            B.S. degree in electrical engineering from the University of Pennsylvania's Moore School of
                            Engineering. Mr. Schick is the son of Dr. Allen
                            Schick and the nephew of Dr. Barrekette.

Allen Schick, Ph.D.         Age 67, has served as a Director of the Company
                            since April 1992. Dr. Schick's current term on the Board expires at the Company's Annual Meeting of Stockholders in 2003. Since 1981, Dr. Schick has been a professor at the University of Maryland and since 1988 has been a Visiting Fellow at the Brookings Institution. Dr. Schick holds a Ph.D.
                            degree from Yale University. Dr. Schick is David B.
                            Schick's father and the brother-in-law of Dr.
                            Barrekette.

Jeffrey T. Slovin           Age 36, has served as the Company's President and as
                            a

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

Robert Barolak              Age 47, has served as a Director of the Company
                            since December 1999. Mr. Barolak's current term on the Board expires at the Company's Annual Meeting of Stockholders in 2001. Since 1989, Mr. Barolak has been employed at Greystone & Co. in various executive capacities and has been its Executive Vice
                            President since 1995. From 1979 to 1989, Mr. Barolak was an attorney at the firm of Ballard Spahr Andrews
                            & Ingersoll, LLP in Philadelphia. Mr. Barolak holds a J.D. degree from the University of Pennsylvania
                            School of Law.

Jonathan Blank, Esq.        Age 56, has served as a Director of the Company
                            since April 2000. Mr. Blank's current term on the Board expires at the Company's Annual Meeting of Stockholders in 2002. Since 1979, Mr. Blank has been a member of the law firm of Preston Gates Ellis &
                            Rouvelas Meeds LLP, a managing partner of the firm since 1995 and a member of the Executive Committee of Preston Gates Ellis LLP since 1995.

(b) The following table shows the names and ages of all executive officers of the Company, the positions and offices held by such persons and the period during which each such person served as an officer. The term of office of each person is generally not fixed since each person serves at the discretion of the Board of Directors of the Company.

                                                                                    Officer
     Name                                   Age     Position                         Since
     ----                                   ---     --------                        -------
     David B. Schick...................     40   Chairman of the Board and Chief
                                                 Executive Officer                   1992

     Jeffrey T. Slovin.................     36   President and Director              1999

     Michael Stone.....................     48   Executive Vice-President            2000

     Stan Mandelkern...................     40   Vice President of Engineering       1999

     Ari Neugroschl....................     30   Vice President of Management
                                                 Information Systems                 2000

     Zvi N. Raskin.....................     38   Secretary and General Counsel       1992

     William Rogers....................     61   Vice President of Operations        1999

     Ronald Rosner.....................     54   Director of Finance and
                                                 Administration                      2000

     The business experience of each of the executive officers who is not a Director is set forth below.

     MICHAEL STONE has served as the Company's Executive Vice President since September 2000 and as the Company's Vice President of Sales and Marketing from January 2000 to September 2000. From September 1993 to January 2000, Mr. Stone was General Manager of the Dental Division of

     Welch-Allyn Company, and from October 1989 to September 1993 was Director of Marketing for Welch-Allyn. Mr. Stone holds an MBA degree from the University of Rochester.

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

     ARI NEUGROSCHL has served as the Company's Vice President of Management Information Systems since July 2000. From November 1997 to July 2000, Mr. Neugroschl was the Company's Director of Management Information Systems, and from February 1996 to November 1997 he served as the Company's Director of Customer Service and Support. Mr. Neugroschl holds a B.S. in Economics from Yeshiva University.

     ZVI N. RASKIN has served as Secretary of the Company since April 1992 and as General Counsel of the Company since September 1995. From April 1992 to May 1996, Mr. Raskin was a Director of the Company. Mr. Raskin is admitted to practice law before the Bars of the State of New York, the United States District Courts for the Southern and Eastern Districts of New York and the United States Court of Appeals for the Second Circuit. From 1992 to 1995, Mr. Raskin was a senior associate at the New York law firm of Townley & Updike. Mr. Raskin holds a J.D. degree from Yale Law School.

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

     RONALD ROSNER has served as the Company's Director of Finance and Administration since August 2000. From March 1999 to August 2000 Mr. Rosner served the Company in several senior accounting and financial capacities. Mr. Rosner holds a B.S. degree in Accounting from Brooklyn College and has been a Certified Public Accountant in the State of New York since May 1972. Prior to 1999, for a period of approximately four years, Mr. Rosner was an audit manager with the predecessor to Ernst & Young LLP.

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


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation received for the fiscal years ended March 31, 2001, 2000 and 1999 by the Company's chief executive officer and each of the current and former executive officers of the Company whose total salary and other compensation exceeded $100,000 (the "Named Executives") for services rendered in all capacities (including service as a director of the Company) during the year ended March 31, 2001.

                           Summary Compensation Table

                                                                                                        Long-Term
                                                                             Annual Compensation      Compensation
                                                                             -------------------          Awards
                                                                                                      ------------

                                                                                           Other
                                                                                           Annual     Securities       All Other
       Name and Principal                           Fiscal                                 Compensa   Underlying       Compensa
            Position                                 Year      Salary($)     Bonus($)      tion(1)    Options(#)(2)    tion($)(3)
            --------                                 ----      ---------     --------      --------   -------------    ---------
                                                      2001     $ 200,000     $ 16,308          --            --        $  4,468
      David B. Schick
      Chairman of the Board and                       2000       217,500           --          --        12,251           3,980
      Chief  Executive Officer
                                                      1999       143,385       39,692          --         3,267           4,569

------------------------------------------------------------------------------------------------------------------------------------
                                                      2001       200,001       20,000          --            --           4,038
      Zvi N. Raskin, Esq
      General Counsel and                             2000       132,500           --          --        17,006           3,286
      Secretary
                                                      1999        99,539       25,000          --         2,343           3,113

------------------------------------------------------------------------------------------------------------------------------------
                                                      2001       175,000           --          --            --           2,861
      Michael Stone
      Executive Vice President                        2000        23,558           --          --            --              --

                                                      1999            --           --          --            --              --

------------------------------------------------------------------------------------------------------------------------------------
                                                      2001       135,000           --          --            --              --
     Will Rogers
     Vice President of Operations
                                                      2000       105,214           --          --            --              --

                                                      1999        62,384           --          --            --              --

------------------------------------------------------------------------------------------------------------------------------------
                                                      2001       121,878           --          --            --           3,048
      Stan Mandelkern
      Vice President of Engineering
                                                      2000       118,500           --          --            --           3,346

                                                      1999       121,962           --          --            --           2,913

----------

(1) Does not include compensation if the aggregate amount thereof does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the named officer.

(2) Represents options to purchase shares of Common Stock granted during fiscal 1999, 2000 and 2001, pursuant to the Company's 1996 Employee Stock Option Plan.

(3) Reflects amounts contributed by the Company in the form of matching contributions to the Named Executive's Savings Plan account during fiscal 1999, 2000 and 2001.

----------


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

     In January 2000, the Company entered into two-year employment agreement with Michael Stone, pursuant to which Mr. Stone was employed as the Company's Vice President of Sales and Marketing until September 2000 and is currently employed as the Company's Executive Vice President. Mr. Stone's annual base salary is $175,000. In addition to base salary, Mr. Stone is eligible to receive an annual performance bonus tied to 0.5% of the Company's earnings before income taxes, depreciation and amortization. Pursuant to the Agreement, Mr. Stone also received 75,000 employee stock options. In the event that Mr. Stone is terminated from employment with the Company without cause, he would receive 6 months of severance pay and immediate vesting of 50% of all unvested Company stock options. Additionally, all unvested Company stock options held by Mr. Stone will immediately vest in the event that the Company has a change of management control.

   In December 1999, the Company entered into a 2-year employment agreement with William Rogers, pursuant to which Mr. Rogers serves as the Company's Vice President of Operations. Mr. Rogers' annual base salary is $135,000. Pursuant to the Agreement, Mr. Rogers is also to be awarded 25,000 employee stock options which shall immediately vest in the event that the Company has a change in control or is acquired by, merged into or consolidated with another entity.

Compensation of Directors

     Directors who are also paid-employees of the Company are not separately compensated for any services they provide as directors. In fiscal 2001, each director of the Company who is not a paid-employee was eligible to receive $500 for each meeting of the Board of Directors attended and $300 for each committee meeting attended. The Company may, but did not, pay such fees in Common Stock. In addition, directors who are not paid- employees of the Company are eligible to receive annual grants of stock options under the Company's Directors Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

     The Executive Compensation Committee reviews and makes recommendations regarding the compensation for top management and key employees of the Company, including salaries and bonuses. The members of the Executive Compensation Committee during the fiscal year ended March 31, 2001 were Robert J. Barolak (for the entire year) and Jonathan Blank (commencing November 8, 2000). None of such persons is an officer or employee, or former officer or employee, of the Company or any of its subsidiaries. No interlocking relationship existed during the fiscal year ended March 31, 2001, between the members of the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor had any such interlocking relationship existed in the past. Mr. Barolak is an executive officer of Greystone, a lender to the Company under the Amended and Restated Loan Agreement between the Company and Greystone. See "Item 7 -- Management's Discussion and Analysis - Liquidity and Capital Resources" and "Item 13 -- Certain Relationships and Related Transactions."

Stock Option Grants

         The following table sets forth information regarding grants of options to purchase Common Stock made by the Company during the year ended March 31, 2001 to each of the Named Executives.

                          Option Grants in Fiscal 2001

                                Individual Grants
                                -----------------

                                   Number of      Percent of
                                   Securities    Total Options
                                   Underlying      Granted to         Exercise
                                     Options      Employees in          Price        Expiration      Grant Date
        Name                       Granted(#)    Fiscal 2001(1)       ($/Share)         Date            Value
        ----                       ----------    --------------       ---------      ----------      ----------
        David B. Schick                0               --                --              --             --

        Michael Stone                25,000           17.0%              .50           1/2/11           --

        Stan Mandelkern              20,880           14.2%              .50           1/2/11           --

        Zvi N. Raskin                  0               --                --              --             --

        Will Rogers                  15,000           10.2%              .50           1/2/11           --


(1) The Company granted employees options to purchase a total of 147,442 shares of Common Stock in fiscal 2001.


Option Exercises and Year-End Value Table

         The following table sets forth information regarding the exercise of stock options during fiscal 2001 and the number and value of unexercised options held at March 31, 2001 by each Named Executive.

                   Aggregated Option Exercises in Fiscal 2001
                     and Fiscal 2001 Year-End Option Values

                                                                   Number of
                                                                   Securities                Value of
                                                                   Underlying               Unexercised
                                                                   Unexercised            "In-the-Money"
                                                                   Options at               Options at
                             Shares                              March 31, 2001           March 31, 2001
                           Acquired on           Value            Exercisable/             Exercisable/
  Name                     Exercise(#)        Realized ($)        Unexercisable          Unexercisable(1)
  ----                     -----------        ------------       --------------          ----------------
  David B. Schick              --                  --            14,290 / 6,942              $ -- / --
------------------------------------------------------------------------------------------------------------
  Michael Stone                --                  --               0 /75,000             $0-- / 8,750--
------------------------------------------------------------------------------------------------------------
  Stan Mandelkern                                                 5,780/24,660
------------------------------------------------------------------------------------------------------------
  Zvi N. Raskin                --                  --             10,260 /9,089              $-- / --
------------------------------------------------------------------------------------------------------------
  Will Rogers                  --                  --             16,250/13,750        $1,312.50 /$3,937.50



(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $0.85 per share, the closing price per share on March 29, 2001, and the exercise price of the option, multiplied by the applicable number of options.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of July 12, 2001 by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director, (iii) each Named Executive of the Company and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock owned by them.

                                                    Number of Shares                         Percentage of
     Name                                           Beneficially Owned(1)                    Outstanding Shares
     ----                                           ---------------------                    ------------------
     David B. Schick(2) ............................  2,198,153(3)..........................   21.6%


     Jeffrey T. Slovin(2) ..........................  867,500(12)............................   7.9%

     Michael Stone(2) ..............................  87,550(4) .............................     *

     Stan Mandelkern(2) ............................  12,750(5) .............................     *

     Zvi N. Raskin(2) ..............................  87,597(7) .............................     *

     Will Rogers ...................................  36,500 ................................     *

     Euval S. Barrekette(8) ........................  137,740(9).............................   1.3%

     Allen Schick(10) ..............................  578,624(11)............................   5.7%


     Robert Barolak (13) ...........................  20,000(14) .............................    *

     Jonathan Blank(15) ............................  120,075(16).............................  1.2%

     Greystone Funding Corp.(17) ...................  4,802,500(18)........................... 32.1

     All current executive Officers and Directors
     as a group(19) ................................  4,033,458..............................  36.1%


*    Less than 1%

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of July 12, 2001 are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(2) Such person's business address is c/o Schick Technologies, Inc., 30-00 47th Avenue, Long Island City, New York 11101.

(3) Consists of 2,183,300 shares held jointly by Mr. Schick and his wife; 5,715 shares issuable upon the exercise of stock options granted to Mr. Schick in July 1996; 2,450 shares issuable upon the exercise of stock options granted to Mr. Schick in July 1997; 1,688 shares issuable upon the exercise of stock options granted to Mr. Schick in April 1998; and 5,000 shares issuable upon the exercise of stock options granted to Mr. Schick in October 1998, pursuant to the 1996 Employee Stock Option Plan.

(4) Consists of 68,800 shares held by Mr. Stone; 6,250 shares issuable upon the exercise of stock options granted to Mr. Stone in July 2000; 6250 shares issuable upon the exercise of stock options granted to Mr. Stone in January 2001 and 6250 shares issuable upon the exercise of stock options granted to Mr. Stone in April 2001.

(5) Consists of 1,000 shares held by Mr. Mandelkern;1,500 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in April 1999; 3,750 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in July 1999; 1,280 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in March 2000 and 5,220 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in April 2001.

(6) Consists of 24,000 shares held by Mr. Rogers;10,000 shares issuable upon the exercise of stock options granted to Mr. Rogers in July 2000; and 2,500 shares issuable upon the exercise of stock options granted to Mr. Rogers in March 1999.

(7) Consists of 75,000 shares (the "Shares") issued by the Company to Mr. Raskin on February 6, 2000, which are subject to the following restrictions on their sale or transfer: (i) none of the Shares may be sold or transferred prior to December 31, 2000, (ii) one-third (i.e., 25,000) of the Shares may be sold or transferred on or after December 31, 2000, (iii) an additional one-third (i.e., an additional 25,000) of the Shares may be sold or transferred on or after December 31, 2001, and (iv) the final one-third i.e., the final 25,000) of the Shares may be sold or transferred on or after December 31, 2002. The aforementioned 75,000 shares are subject to a risk of forfeiture which expires as to 25,000 shares on each of December 31, 2000, 2001 and 2002; 2,343 shares issuable upon the exercise of stock options granted to Mr. Raskin in July 1997; 1,504 shares issuable upon the exercise of options granted to Mr. Raskin in April 1998; 3,750 shares issuable upon the exercise of options granted to Mr. Raskin in July 1998; and 5,000 shares issuable upon the exercise of options granted to Mr. Raskin in October 1998, pursuant to the 1996 Employee Stock Option Plan.

(8)  Such person's address is 90 Riverside Drive, New York, New York 10024.

(9) Consists of 115,240 shares held by Dr. Barrekette; 2,500 shares issuable upon the exercise of stock options granted to Dr. Barrekette in July, 1998; and 20,000 shares issuable upon the exercise of stock options granted to Dr. Barrekette in June, 2000, pursuant to the 1997 Directors Stock Option Plan.

(10) Such person's address is 1222 Woodside Parkway, Silver Spring, Maryland 20910.

(11) Consists of 511,324 shares held jointly by Dr. Schick and his wife; 44,800 shares held by Dr. Schick as custodian for the minor children of David Schick; 2,500 shares issuable upon the exercise of stock options granted to Dr. Schick in July 1998; and 20,000 shares issuable upon the exercise of stock options granted to Dr. Schick in June, 2000, pursuant to the 1997 Directors Stock Option Plan. Dr. Schick disclaims beneficial ownership of the 44,800 shares held as custodian.

(12) Consists of 847,500 shares issuable upon the exercise of warrants held by Mr. Slovin (which Mr. Slovin received as designee of Greystone)and 20,000 shares issuable upon the exercise of stock options granted to Mr. Slovin in June, 2000, pursuant to the 1997 Directors Stock Option Plan.

(13) Such person's business address is c/o Greystone & Co., 152 West 57th Street, New York, New York 10019.

(14) Consists of 20,000 shares issuable upon the exercise of stock options granted to Mr. Barolak in June, 2000, pursuant to the 1997 Directors Stock Option Plan.

(15) Such person's business address is c/o Preston Gates Ellis & Rouvelas Meeds LLP, 1735 New York Avenue, N.W., Washington, D.C. 20006.

(16) Consists of 100,075 shares held by Mr. Blank; and 20,000 shares issuable upon the exercise of stock options granted to Mr. Blank in June 2000, pursuant to the 1997 Directors Stock Option Plan.

(17) Greystone's address is 152 West 57th Street, New York, New York 10019.

(18) Consists of 4,802,500 shares issuable upon the exercise of warrants held by Greystone and does not include the 13,000,000 shares issuable upon exercise of warrants held by Greystone which vest as, and only in the event that, additional amounts are advanced under the Greystone Loan Agreement. See "Item 7 - Management's Discussion and Analysis -- Liquidity and Capital Resources."

(19) Includes the shares underlying warrants described in Note 13 as well as shares subject to options held by current officers and directors.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the Loan Agreement with Greystone, the Company issued to Greystone 4,250,000 warrants to purchase the Company's Common Stock, and to Jeffrey Slovin, as Greystone's designee, 750,000 warrants to purchase the Company's Common Stock. Mr. Slovin is the Company's President and serves as a Director of the Company, as Greystone's designee.

     On July 5, 2001, the Company repaid all outstanding advances under the Greystone Amended Loan Agreement, together with all unpaid accrued interest thereunder, and concurrently terminated said Amended Loan Agreement. On July 12, 2001, the Company and Greystone entered into a Termination Agreement, effective as of March 31, 2001, acknowledging the repayment and termination of the Amended Loan Agreement and agreeing that all the Company's obligations thereunder have been fully satisfied. The Company and Greystone further agreed, among other matters, that: (i)five million warrants held by Greystone and its assigns to purchase Common Stock of the Company remain in full force and effect; (ii) the Registration Rights Agreement between Greystone and the Company dated as of December 27, 1999 remains in full force and effect; and (iii) for so long as Jeffrey Slovin holds the office of President of the Company, the Company shall reimburse Greystone in the amount of $17 thousand monthly.

     In addition, DVI Financial Services, Inc. ("DVI") has provided the Company with notes payable for $6.6 million which are secured by first priority liens on substantially all of the Company's assets. See "Item 7 -- Management's Discussion and Analysis - Liquidity and Capital Resources."

     Effective August 28, 2000, DVI transferred its rights, title and interest in, to, and under the DVI Notes payable and related loan documents to Greystone. In connection with such transfer, DVI directed the Company to make all remaining payments due under the loan documents to Greystone. Concurrently, DVI transferred 650,000 warrants to purchase the Company's Common Stock to Greystone, of which 97,500 warrants were transferred to Mr. Slovin, as Greystone's designee.

     During the first quarter of fiscal 2002, the Company prepaid to Greystone $750K of outstanding principal of the DVI loan. As of July 12, 2001, the outstanding principal balance of that loan is $5.3 million, subject to periodic prepayment in accordance with the terms of the loan documents.

     Messrs. Slovin and Robert Barolak, who also serves as a Director as Greystone's designee, are executive officers of Greystone.

     In July 2001, Allen Schick, a Director of the Company and father of the Company's Chief Executive Officer, made a commitment to make an equity investment in the Company in the minimum amount of $1 million, subject to the approval and acceptance of the Company's Board of Directors.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

SCHICK TECHNOLOGIES, INC.

Index to Consolidated Financial Statements                                   F1
Report of Independent Certified Public Accountants                           F1
Consolidated Balance Sheets as of March 31, 2001 and 2000                    F2
Consolidated Statements of Operations for the years ended
  March 31, 2001, 2000 and 1999                                              F3
Consolidated Statements of Changes in Stockholders' Equity
  (Deficiency) for the years ended March 31, 2001, 2000 and 1999             F4
Consolidated Statements of Cash Flows for the years ended
  March 31, 2001, 2000 and 1999                                              F5
Notes to Consolidated Financial Statements                                   F6
Schedule II/Valuation and Qualifying Accounts                                F19



         Report of Independent Certified Public Accountants

To the Board of Directors
and Stockholders of Schick Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Schick Technologies, Inc. and subsidiary (the "Company") as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schick Technologies, Inc. and subsidiary as of March 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II - Valuation and Qualifying Accounts of Schick Technologies, Inc. and subsidiary for each of the three years in the period ended March 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP
New York, New York
May 18, 2001 except for Notes 2 and 9, as to which the date is July 12, 2001 and
Note 12, as to which the date is June 22, 2001.

                    Schick Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheet
                      (In thousands, except share amounts)

                                                                                                 March 31,
                                                                                                 ---------
                                                                                           2001            2000
                                                                                         --------        --------
     Assets
     Current assets
           Cash and cash equivalents                                                     $  2,167        $  1,429
           Short - term investments                                                             8               8
           Accounts receivable, net of allowance for
                        doubtful accounts of $1,818 and $2,449, respectively                  977           1,535
           Inventories                                                                      3,820           5,612
           Income taxes receivable                                                             21             127
           Prepayments and other current assets                                               176             166
                                                                                         --------        --------
                        Total current assets                                                7,169           8,877
                                                                                         --------        --------
     Equipment, net                                                                         3,489           5,206
     Investments                                                                              815             815
     Other assets                                                                           1,173           1,392
                                                                                         --------        --------
                        Total assets                                                     $ 12,646        $ 16,290
                                                                                         ========        ========
     Liabilities and Stockholders' Equity (Deficiency)
     Current liabilities
           Current maturities of long term debt                                          $  2,851        $    245
           Accounts payable and accrued expenses                                            1,801           4,285
           Accrued salaries and commissions                                                   347             848
           Deferred revenue                                                                 3,132           1,681
           Deposits from customers                                                            483             666
           Warranty obligations                                                               141             278
           Capital lease obligations                                                           --              33
                                                                                         --------        --------
                        Total current liabilities                                           8,755           8,036
                                                                                         --------        --------
     Long term debt, net                                                                    4,080           6,938
                                                                                         --------        --------
                        Total liabilities                                                  12,835          14,974
                                                                                         --------        --------
                                                                                               --              --
     Commitments and contingencies
     Stockholders' equity (deficiency)
           Preferred stock ($0.01 par value; 2,500,000
                        shares authorized; none issued and outstanding)                        --              --
           Common stock ($0.01 par value; 25,000,000 shares authorized:
                        10,137,193 and 10,134,384 shares issued and
                        outstanding at March 31, 2001 and 2000, respectively)                 101             101
           Additional paid-in capital                                                      42,480          42,347
         Accumulated deficit                                                              (42,770)        (41,132)
                                                                                         --------        --------
                        Total stockholders' equity (deficiency)                              (189)          1,316
                                                                                         --------        --------
                        Total liabilities and stockholders' equity (deficiency)          $ 12,646        $ 16,290
                                                                                         ========        ========


----------
* The accompanying notes are an integral part of these financial statements.

                    Schick Technologies, Inc. and Subsidiary
                     Consolidated Statements of Operations
                      (In thousands, except share amounts)

                                                                                            Year ended March 31,
                                                                                            --------------------
                                                                              2001                2000                1999
                                                                              ----                ----                ----
     Revenue, net                                                         $     21,252        $     21,989        $     45,605
                                                                          ------------        ------------        ------------

     Cost of sales                                                               9,736              15,393              34,611
     Excess and obsolete inventory                                                 570                 898               5,466
                                                                          ------------        ------------        ------------
     Total cost of sales                                                        10,306              16,291              40,077
                                                                          ------------        ------------        ------------

                    Gross profit                                                10,946               5,698               5,528
                                                                          ------------        ------------        ------------
     Operating expenses:
        Selling and marketing                                                    5,314               7,636              18,440
        General and administrative                                               4,161               7,330               7,338
        Research and development                                                 2,220               2,830               4,354
        Bad debt expense (benefit)                                                (454)                  9               5,598
        Abandonment of leasehold                                                   275                  --                  --
                                                                          ------------        ------------        ------------
                    Total operating costs                                       11,516              17,805              35,730
                                                                          ------------        ------------        ------------

                    Loss from operations                                          (570)            (12,107)            (30,202)
                                                                          ------------        ------------        ------------
     Other (expense) income
        Gain from sale of investment                                                --                 565                  --
        Interest income                                                             60                 101                 505
        Interest expense                                                        (1,128)               (890)               (261)
                                                                          ------------        ------------        ------------
                    Total other (expense) income                                (1,068)               (224)                244
                                                                          ------------        ------------        ------------

                    Loss before income taxes                                    (1,638)            (12,331)            (29,958)

                    Credit for income taxes                                         --                  --                (352)
                                                                          ------------        ------------        ------------

                    Net loss                                              $     (1,638)       $    (12,331)       $    (29,606)
                                                                          ============        ============        ============

                    Basic and diluted loss per share                      $      (0.16)       $      (1.23)       $      (2.96)
                                                                          ============        ============        ============

                    Weighted average common shares
                    Outstanding (basic and diluted)                         10,135,867          10,059,384          10,013,061
                                                                          ============        ============        ============


----------
* The accompanying notes are an integral part of these financial statements.

                    Schick Technologies, Inc. and Subsidiary
    Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
                      (In thousands, except share amounts)

                                                                                                     (Accumulated
                                                                    Common Stock         Additional     Deficit)          Total
                                                                    ------------         Paid-in        Retained      Stockholders'
                                                                 Shares       Amount     Capital        Earnings         Equity
                                                                 ------       ------     -------        --------         ------
                                                                                                                      (Deficiency)
                                                                                                                      ------------
     Balance at April 1, 1998                                     9,992,057    $100      $41,204        $    805         $ 42,109
          Issuance of common stock upon
               exercise of stock options                              3,848      --           32              --               32
          Issuance of common stock upon
               exercise of warrants                                  63,479       1           --              --                1
          Net loss                                                       --      --           --         (29,606)         (29,606)
                                                                 ----------    ----      -------        --------         --------
     Balance at March 31, 1999                                   10,059,384     101       41,236         (28,801)          12,536
          Issuance of warrants in connection
              with financing activity                                    --      --        1,111              --            1,111
          Issuance of common stock in connection
              with employment agreement                              75,000      --          --               --               --

          Net loss                                                       --      --           --         (12,331)         (12,331)
                                                                 ----------    ----      -------        --------         --------
     Balance at March 31, 2000                                   10,134,384     101       42,347         (41,132)           1,316
          Issuance of warrants in connection with
          refinancing activity                                                               130                              130
          Issuance of common stock upon exercise of
          stock options                                               2,809      --            3                                3
          Net loss                                                       --      --           --          (1,638)          (1,638)
                                                                 ----------    ----      -------        --------         --------
     Balance at March 31, 2001                                   10,137,193    $101      $42,480        $(42,770)        $   (189)
                                                                 ==========    ====      =======        ========         ========











----------
* The accompanying notes are an integral part of these financial statements.

                    Schick Technologies, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                          March 31
                                                                                                          --------
                                                                                            2001          2000          1999
                                                                                            ----          ----          ----
     Cash flows from operating activities
           Net loss                                                                        $(1,638)     $(12,331)     $(29,606)
           Adjustments to reconcile net loss to
              net cash provided by (used in) operating activities
                  Depreciation and amortization                                              1,935         2,332         1,710
                  (Benefit of) provision for bad debts                                        (454)            9         5,598
                  Reserve for excess and obsolete inventory                                    570           898         5,466
                  Amortization of debt discount                                                189           181            --
                  Gain from sale of investment in Photobit Corporation                          --          (565)           --
                  Abandonment of leasehold improvements                                        275            --            --
                  Interest accretion                                                            48            --            --

                  Changes in operating assets and liabilities:
                       Accounts receivable                                                   1,012         2,661           370
                       Inventories                                                           1,222         4,176        (4,000)
                       Income taxes receivable                                                 106         2,443        (2,720)
                       Prepayments and other current assets                                    (10)          155           425
                       Other assets                                                            (19)          137          (148)
                       Deferred income taxes                                                    --            --           349
                       Accounts payable and accrued expenses                                (3,124)       (3,355)        1,759
                       Income taxes payable                                                     --            --          (144)
                       Deferred revenue                                                      1,451         1,117           202
                       Deposits from customers                                                (183)          153           182
                       Warranty obligations                                                   (137)         (124)          157
                                                                                           -------      --------      --------
                            Net cash provided by (used in) operating activities              1,243        (2,113)      (20,400)
                                                                                           -------      --------      --------
     Cash flows from investing activities
           Purchase of minority investment                                                      --            --          (250)
           Purchases available-for-sale investments                                             --            --       (10,588)
           Proceeds from maturities of held-to-maturity investments                                          352        24,250
           Proceeds from sale of investment in Photobit Corporation                             --         1,000            --
           Capital expenditures, net                                                          (347)         (225)       (2,847)
                                                                                           -------      --------      --------
                            Net cash (used in) provided by investing activities               (347)        1,127        10,565
                                                                                           -------      --------      --------
     Cash flows from financing activities
           Net proceeds from issuance of common stock                                            3            --            33
           Proceeds from issuance of short-term notes                                           --            --         5,000
           Proceeds from refinancing                                                            --         1,000            --
           Payment of long term debt                                                          (161)           --            --
                                                                                           -------      --------      --------
                            Net cash (used in) provided by financing activities               (158)        1,000         5,033
                                                                                           -------      --------      --------
     Net increase (decrease) in cash and cash equivalents                                      738            14        (4,802)
     Cash and cash equivalents at beginning of period                                        1,429         1,415         6,217
                                                                                           -------      --------      --------
     Cash and cash equivalents at end of period                                            $ 2,167      $  1,429      $  1,415
                                                                                           =======      ========      ========


----------
* The accompanying notes are an integral part of these financial statements.

                    Schick Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
           (Amounts In thousands, except share and per share amounts)


1.       Organization and Business

     Schick Technologies, Inc. (the "Company") designs, develops, manufactures and markets innovative digital radiographic imaging systems and devices for the dental and medical markets that utilize low dosage radiation to produce instant computer generated, high-resolution, electronic x-ray images. The Company's products are sold worldwide.

     The Company operates in one reportable segment - digital radiographic imaging systems. The Company's principal products include the CDR (R) computed digital radiography imaging system and the accuDEXA (R) bone densitometer.

     The following is a summary of the Company's revenues from its principal products:

        % Of Total Revenue
                                        2001         2000         1999
                                        ----         ----         ----
        CDR                              97%          88%          71%
        AccuDEXA                          3%          12%          29%
                                        ----         ----         ----
                                        100%         100%         100%
                                        ====         ====         ====


     The consolidated financial statements of the Company at March 31, 2001, include the accounts of the Company and its wholly-owned subsidiary, Schick New York. In August 1999, Schick X-Ray Corporation was dissolved and its operations absorbed by the Company.

2.       Liquidity

     The Company incurred net losses of $1,638, $12,331 and $29,606 in the years ended March 31, 2001, 2000 and 1999, respectively, and has an accumulated deficit of $42,770 and working capital deficiency of $951 at March 31, 2001.

     In response to the losses incurred, management has implemented certain corrective actions, which include, but are not limited to, (1) reducing staff, space and other overhead expenditures, (2) curtailing certain sales promotions,
(3) tightening credit policies and payment terms, (4) aggressively collecting past-due balances from customers, (5) consolidating and reducing its sales force, by entering into new distribution agreements, (6) implementing programs to increase warranty revenue and recover warranty costs from the Company's customers, (7) employing new senior management including an Executive Vice President who directly oversees the Company's sales and marketing efforts, (8) improving inventory yields and disposing of excess and obsolete inventory, and
(9) modifying and improving the Company's products to improve reliability and reduce warranty expenditures.

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

         o In May 2000, the Company entered into an agreement, subject to court approval, for the settlement of a class action lawsuit against the Company. The Company's insurance carrier will pay the settlement amount in its entirety. (See
Note 12).

         o In June 2000, the Company renegotiated a $ 6.2 million term note payable increasing the principal balance to $ 6.6 (refinancing certain trade payables on a long term basis), eliminating principal payments through January 2001 and extending the maturity date from March 2001 to April 2005.

         o In July 2001, a Director of the Company made a commitment to make an equity investment in the Company in the minimum amount of $1 million, subject to the approval and acceptance of the Company's Board of Directors.

         o In fiscal 2001, the Company entered into several foreign distributorship agreements.

         In view of the matters described in the preceding paragraphs, management believes the Company has the ability to meet its financing requirements on a continuing basis. However, if the Company's fiscal 2002 planned cash flow projections are not met, management could consider the reduction of certain discretionary expenses and sale of certain assets. In the event that these plans are not sufficient and the Company's credit facilities are not available, the Company's ability to operate could be adversely affected.

3.       Summary of Significant Accounting Policies

         Basis of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash equivalents

         Cash equivalents consist of short-term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost.

         Short-Term Investments

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

         Revenue Recognition

         Revenues from sales of the Company's hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is probable. The Company provides its customers with a 30-day return policy but allows for an additional 15 days, and, accordingly, recognizes allowances for estimated returns by customers pursuant to such policy at the time of shipment. The Company defers revenue shipped to its exclusive domestic distributor, Patterson Dental Company, ("Patterson") until Patterson delivers such inventory to its customer. During 1999, due to various operational issues, the Company accepted product returns for products shipped during 1999 beyond the standard return policy. The Company has recognized allowances at March 31, 1999 for estimated returns by customers pursuant to the extended return period. Amounts received from customers in advance of product shipment are classified as deposits from customers. Revenues from the sale of extended warranties on the Company's products are recognized on a straight-line basis over the life of the extended warranty, which is generally for a one-year period. Deferred revenues relate to extended warranty fees, which have been paid by customers prior to the performance of extended warranty services, and to certain shipments to Patterson described above.

         Advertising Costs

         Advertising costs included in selling and marketing expenses are expensed as incurred and were $851, $580, $1,494, for the years-ended March 31,2001, 2000, and 1999, respectively.

         Warranties

         The Company provides its customers with a limited product warranty for a period of one year subsequent to the sale of its products. The Company recognizes estimated costs associated with the limited warranty at the time of sale of its products.

         Research and Development

         Research and development costs consist of expenditures covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses. Research and development costs are expensed as incurred. Software development costs for external use software incurred after the establishment of technological feasibility are capitalized and amortized to cost of revenues on a straight-line basis over the expected useful life of the software. Software development costs incurred prior to the attainment of technological feasibility are considered research and development and are expensed as incurred. Costs of software developed for internal use incurred during the development of the application are capitalized and amortized to operating expense on a straight-line basis over the expected useful life of the software. The Company did not capitalize any software development costs during 2001, 2000 and 1999.

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

         Long-lived Assets

         Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

         Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year presentation.

4.       Loss Per Share

         Basic earnings per share ("Basic EPS") are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during the period.

The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. The computations of basic and diluted loss per share are equal for the years ended March 31, 2001, 2000 and 1999 as all potential shares are antidilutive.

         At March 31, 2001, 2000 and 1999, outstanding options to purchase 1,046,807, 992,605 and 591,958 shares of common stock, respectively at exercise prices, ranging from $0.50 to $27.72 per share in fiscal 2001, $1.00 to $27.72 in fiscal 2000 and $1.79 to $27.72 in fiscal 1999, have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 5,650,000 shares of common stock with exercise prices of $0.75 per share were also antidilutive and excluded from the computation of diluted loss per share at March 31, 2001 and 2000. As of March 31, 2001 outstanding warrants to purchase 13 million shares of common stock with an exercise price of $0.75 have been excluded from the computation of diluted loss per share because conditions for vesting and exercise have not been met and are antidilutive (see Note 9).

5.       Inventories

         Inventories at March 31, 2001 and 2000, net of provisions for excess and obsolete inventories, are comprised of the following:

                                                  2001          2000
                                               -------       -------
                 Raw materials                  $3,046       $ 3,651
                 Work-in-process                   119            39
                 Finished goods                    655         1,922
                                               -------       -------
                 Total inventories              $3,820        $5,612
                                               =======       =======

6.       Equipment

         Equipment at March 31, 2001 and 2000 is comprised of the following:

                                                              2001         2000
                                                           -------      -------
      Production equipment                                  $5 105      $ 5,007
      Computer and communications equipment                  2,183        2,106
      Demonstration equipment                                  928          860
      Leasehold improvements                                 1,301        1,898
      Other equipment                                          122          121
                                                           -------      -------
      Total equipment                                        9,639        9,992
      Less - accumulated depreciation and amortization       6,150        4,786
                                                           -------      -------
      Equipment, net                                       $ 3,489      $ 5,206
                                                          ========     ========

         At March 31, 2001 and 2000, computer equipment included approximately $199 of equipment acquired under capital leases. Accumulated depreciation related to these assets approximated $171 and $83 at March 31, 2001 and 2000, respectively.

7.       Investments in Debt Securities

         Held-to-maturity securities at March 31, 2001 and 2000 consist of short-term U.S. Treasury and government agency debt securities of $8, on an amortized cost basis, with maturity dates of less than one year. The gross unrealized gains and losses at March 31, 2001 and 2000 on held-to-maturity securities were insignificant.

8.       Accounts payable and accrued expenses

         Accounts payable and accrued expenses is summarized as follows at March 31, 2001 and 2000:

                                                             2001         2000
                                                          -------      -------
               Legal and other professional fees            $ 420        $ 863
               Accounts payable and accrued expenses        1,381        3,422
                                                          -------      -------
                                                          $ 1,801      $ 4,285
                                                          =======      =======

9.       Debt

         Long-term debt is summarized as follows at March 31, 2001 and 2000:

                                                             2001         2000
                                                          -------      -------
                 Term notes                               $ 6,296      $ 6,596
                 Secured credit facility                      635          587
                                                          -------      -------
                                                            6,931        7,183
                 Less current maturities                    2,851          245
                                                          -------      -------
                                                          $ 4,080      $ 6,938
                                                          =======      =======


         Secured Term Notes

         In June 2000, the Company amended its secured term note with DVI Financial Services, Inc. ("DVI") increasing its principal balance to $6,596 ("the amended note"). The term note was originally issued in March 1999 for $5,000 and renewed in July 1999 for $6,222 (the "renewed note"). The increase in the principal amounts resulted from the conversion of certain trade payables owed to the lender into the principal balance of the notes.

         The amended note is segregated into two term loans; Term Loan A amounting to $5,000 and Term Loan B amounting to $1,596.

         Term Loan A

         The principal balance of term loan A is payable in 49 monthly payments commencing April 15, 2001, with interest payable monthly at the prime rate plus 2.5%.

         Term Loan B

         The principal balance of term loan B is payable in 27 monthly payments which commenced January 15, 2001 with interest payable monthly at the prime rate plus 2.5%.

         The Company is also required to make additional principal payments equal to fifty percent of the "positive actual cash flow", as defined. In April 2001 the Company agreed to make a prepayment of $750 in satisfaction of this provision. Such payment is classified in current loan maturities. The tangible and intangible assets of the Company, as defined, collateralize the term loans.

         In connection with the renewed note, the Company granted the lender 650,000 warrants at an exercise price of $2.19 expiring on November 15, 2004. The fair value of the warrants amounted to $596, and is being accounted for as deferred financing costs. The costs are, included in "Other Assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the renewed note (17 months). In connection with the amended note, the warrants' exercise price was reduced to $.75 and the expiration date extended to December 2006. Additional deferred financing costs of $130 were incurred and are being amortized over the five-year life of the amended note. Interest expense of approximately $176 and $170 relating to this warrants issuance was recognized for the year ended March 31, 2001 and 2000, respectively.

         Effective August 28, 2000, the lender sold all its rights, title and interest in, to and under the warrants, notes payable and security agreement as described above, to the Company's other secured creditor (Greystone). By letter dated October 11, 2000, the lender directed the Company to make all remaining payments due for the notes payable directly to Greystone.

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

         The secured term notes and secured credit facility are subject to various financial and restrictive covenants including, among others, interest coverage, current ratio, and EBITDA. On July 5, 2001, the Company repaid all outstanding advances under the Greystone Amended Loan Agreement, together with all unpaid accrued interest thereunder ($1.05 million), and concurrently terminated said Amended Loan Agreement. Approximately $423 representing the unamortized discount and deferred financing costs relating to the Amended Loan Agreement will be charged to expense in July 2001.

         On July 12, 2001, the Company and Greystone entered into a Termination Agreement effective as of March 31, 2001, acknowledging the repayment and surrender of the line of credit and agreeing that all the Company's obligations thereunder have been fully satisfied. The Company and Greystone further agreed, among other matters, that: (i)five million warrants held by Greystone and its assigns to purchase Common Stock of the Company remain in full force and effect;
(ii) the Registration Rights Agreement between Greystone and the Company dated as of December 27, 1999 remains in full force and effect; and (iii) for so long as Jeffrey Slovin holds the office of President of the Company, the Company shall reimburse Greystone in the amount of $17 monthly.

         Principal maturities of long-term debt are as follows:


            Year ending March 31,
            ---------------------
                    2002                     $3,216
                    2003                      1,664
                    2004                      1,189
                    2005                      1,227
                                             ------
                                             $7,296
                                             ======

10.      Income Taxes

         The components of the Company's (benefit) provision for income taxes is as follows:

                                         March 31
                                         --------
                                   2001              2000            1999
                                  -----             -----           -----
              Current:
                Federal             $--               $--          $(531)
                State                --                --           (170)
                                  -----             -----           -----
                                     --                --           (701)
                                  -----             -----           -----
              Deferred:
                Federal              --                --             282
                State                --                --              67
                                  -----             -----           -----
                                     --                --             349
                                  -----             -----           -----
                                    $--               $--          $(352)
                                  =====             =====           =====

The reconciliation between the U.S. federal statutory rate and the Company's effective tax rate is as follows:

                                                                                         March 31

                                                                                2001         2000        1999
                                                                               -----        -----       -----
Tax benefit at Federal statutory rate                                        (34.0)%      (34.0)%     (34.0)%
State income tax expense (benefit), net of Federal tax                         (8.1)        (8.1)       (0.2)
Non-deductible expenses                                                          0.7          0.5        16.7
Research and development tax credit                                              5.0          1.5         0.8
Net operating loss and credits generated in the current
year in which there is no benefit                                               36.4         40.1        15.6
                                                                               -----        -----       -----
Effective tax rate                                                               --%          --%      (1.1)%
                                                                               =====        =====       =====
Significant components of the Company's deferred tax assets
(liabilities) at March 31, 2001, 2000 and 1999 were as follows:

                                                                                2001           2000           1999
                                                                            --------       --------       --------
    Net operating loss carryforwards                                         $15,638       $ 11,218        $ 5,701
    Reserves and allowances for inventory                                      1,400          2,947          2,702
    Accounts receivable and warranties                                         2,182          2,360          3,488
    Tax credit carryforwards                                                   1,305            962             --
    Depreciation and other                                                       663          (192)          (445)
    Other                                                                        114            328            409
                                                                            --------       --------       --------
                                                                              21,302         17,623         11,855
    Valuation allowance                                                     (21,302)       (17,623)       (11,855)
                                                                            --------       --------       --------
    Net deferred tax asset                                                       $--            $--            $--
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

         At March 31, 2001, the Company has a U.S. federal income tax net operating loss carryforward of $37,232 available to offset future taxable income. The carryforward has various expiration dates beginning in 2018.

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

11.      Concentration of Risks and Customer Information

         Substantially all of the Company's sales are to domestic and foreign dentists, doctors, and distributors of dental and medical supplies and equipment. Financial instruments that potentially subject the Company to concentrations of credit risks are primarily accounts receivable and cash equivalents. The Company generally does not require collateral and the majority of its trade receivables are unsecured. The Company is directly affected by the financial well being of the dental and medical industries. During 1999, the Company recorded significant charges for bad debt expense due to product reliability issues, customer service issues and insufficient credit and collection policies. The Company has undertaken steps to correct the deficiencies that resulted in the bad debt charges. The Company places its cash equivalents in short-term money market instruments.

         The Company currently purchases each of its primary raw materials, the active-pixel sensor ("APS") and the charged coupled device ("CCD") semiconductor wafers from single suppliers. During the fourth quarter of fiscal 1998, the Company experienced a delay in the supply flow from its CCD vendor, which resulted in manufacturing, and product shipment delays. Although there are a number of manufacturers capable of supplying these materials, which the Company believes could provide for its semiconductor requirements on comparable terms, such delays could occur again.

         Approximately $8,990, $6,545 and $5,961 of the Company's sales in 2001, 2000, and 1999, respectively, were to foreign customers. The majority of such foreign sales were to customers in Europe. During 2001 sales of $7,537 were made to two customers. During 2000 and 1999 sales of $2,570 and $7,187 were to a single distributor.

         On April 6, 2000, the Company entered into and agreement with Patterson Dental Company which granted Patterson exclusive rights to distribute the Company's dental products in the United States and Canada effective May 1, 2000.

12.      Commitments and Contingencies

         Employment Agreements

         The Company has employment agreements with certain executive officers. As of March 31, 2001 minimum compensation obligations under these employment agreements are as follows:

                         Year ending March 31,
                         ---------------------
                  2002                           $769
                  2003                            370
                                               ------
                                               $1,139
                                               ======

         In addition, certain of the Company's agreements provide for the issuance of common stock and/or common stock options to the executives, which generally vest ratably over the term of the agreements (2-3 years). Additionally, certain executives may earn bonus compensation based upon the specific terms of the respective agreements, as defined.

         Operating and Capital Leases

         The Company leases its facilities under an operating lease agreement expiring June 2007. Rent expense for the years ended March 31, 2001, 2000, and 1999 was $701, $1,095 and $718, respectively.

         Future minimum payments on a fiscal year basis under non-cancelable operating are as follows:

                                                      Operating
                                                      ---------
         2002                                             $ 419
         2003                                               445
         2004                                               467
         2005                                               486
         2006                                               506
         Thereafter                                         663
                                                         ------
         Total minimum lease payments                    $2,986
                                                         ======

         Product Liability

         The Company is subject to the risk of product liability and other liability claims in the event that the use of its products results in personal injury or other claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. The Company maintains insurance coverage related to product liability claims, but there can be no assurance that product or other claims will not exceed its insurance coverage limits, or that such insurance will continue to be maintained or to be available on commercially acceptable terms, or at all.

         SEC Investigation and other

         In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings for interim periods of fiscal 1999. Subsequent thereto, the SEC requested the voluntary production of certain documents and the Company provided the SEC with the requested materials. On August 17, 2000, the SEC served a subpoena upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company has provided the SEC with the subpoenaed materials and has cooperated fully with the SEC staff. The inquiry is in a preliminary stage and the Company cannot predict its potential outcome.

         In addition, investigators associated with the U.S. Attorney's Office have made inquires of certain former and current employees, apparently in connection with the same event. The inquiries are in a preliminary stage and the Company cannot predict their potential outcome.

          Litigation

         In May 2000, the Company entered into an agreement for the settlement of the class action lawsuit naming the Company, certain of its officers and former officers and various third parties as defendants. The complaint alleged that certain defendants issued false and misleading statements concerning the Company's publicly reported earnings in violation of the federal securities laws. The complaint sought certification of a class of persons who purchased the Company's common stock between July 1, 1997 and February 19, 1999, inclusive, and does not specify the amount of damages sought. Under the settlement agreement, reflected in a memorandum of understanding and Stipulation of Settlement, all claims against the Company and other defendants are to be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the settlement agreement call for payment to the plaintiffs, for the benefit of the class, of the sum of $3.4 million. The settlement amount will be paid in its entirety by the Company's insurance carrier and is not expected to have any material impact on the financial results of the Company. The terms of the settlement are subject to approval by the Court.

         During 1996, the Company was named as defendant in patent infringement litigation commenced by a competitor in the United States and France. The Company filed a countersuit against the competitor for infringement of a U.S. Patent which has been exclusively licensed to the Company. The Company has obtained a formal opinion of intellectual property counsel that its products do not infringe on the competitor's U.S. patent. In October 2000, the French patent court dismissed the litigation venued in France. The court dismissed all of Trophy's claims, finding no patent infringement. The court also ordered Trophy to pay the sum of 65,000 French Francs to the Company as partial reimbursement for legal fees. In September 2000, The Company filed motions for Summary Judgment seeking the dismissal of the action in the United States. On June 6, 2001, the parties executed an agreement for the settlement and discontinuance of these two lawsuits. Under the Settlement Agreement, the terms of which are confidential, all claims and counterclaims by the parties are to be dismissed with prejudice without any admission of wrongdoing by any party and each party releases the other from all claims. On June 11, 2001 the United States District Court for the Eastern District of New York discontinued the case without costs to any party.

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

13.      Stock Option Plan, Stock Grants and Defined Contribution Plan

         Stock Option Plan and Stock Grants

         In April 1996, the Company implemented its 1996 Stock Option Plan (the "Plan") whereby incentive and non-qualified options to purchase shares of the Company's common stock may be granted to employees, directors and consultants. In September 1998, the Plan was amended to increase the number of shares of Common Stock issuable under the Plan from 470,400 to 1,000,000 and further amended in November 2000 to increase the number of shares of Common Stock issuable under the plan to 3,000,000. The Board of Directors determines exercise and vesting periods and the exercise price options granted under the Plan. The Plan stipulates that the exercise price of non-qualified options granted under the Plan must have an exercise price equal to or exceeding 85% of the fair market value of the Company's common stock as of the date of grant of the option and no option may be exercisable after ten years from the date of grant. Options granted under the plan generally vest over a period of four years.

         During fiscal 1996, prior to implementation of the Plan, an employee of the Company was granted an option to purchase 56,000 shares of the Company's common stock at $1.79 per share, determined by the Company's Board of Directors to be the fair market value of the Company's common stock at the date of the option grant. This option expired in December 2000.

         During 1998, the Company adopted the Directors Plan. A total of 35,000 shares of Common Stock have been authorized for issuance under the Directors Plan. In November 2000 the Plan was amended to increase the number of shares of Common Stock issuable to 300,000. At March 31, 2001, 2000 and 1999, a total of 133,125, 25,000 and 25,000 options to purchase Common Stock pursuant to the Directors Plan were outstanding, respectively. The plan stipulates that the exercise price of non-qualified options granted under the Plan must have an exercise price equal to or exceeding 85% of the fair market value of the Company's common stock as of the date of grant of the option and no option may be exercisable after ten years from the date of grant. Options granted under the plan generally vest over a period of four years.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and other stock-based compensation issued to employees and directors. During the years ended March 31, 2001, 2000 and 1999, the Company did not recognize compensation expense for options granted to employees. Had compensation cost for option grants to employees and Directors been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") the Company's net loss in 2001 would have increased by approximately $590 ($0.06 per basic share), net loss in 2000 would have been increased by approximately $626 ($.05 per basic share), and net income in 1999 would have been decreased by approximately $759 ($.08 per basic share).

         The fair value of options granted to employees and directors during 2001, 2000, and 1999 respectively has been determined on the date of the respective grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                     2001              2000                 1999
                                                     ----              ----                 ----
Dividend yield                                       None              None                 None
Risk-free interest rate on date of grant          4.70-4.87%       5.35% - 6.36%        4.13% - 5.48%
Forfeitures                                          None              None                 None
Expected life                                      5 years            5 years              5 years
Volatility                                           84%                91%                  85%
Weighted average fair value per share               $0.62             $0.065                $7.88

         The following table summarizes information regarding stock options for 2001, 2000 and 1999:

                                                   -------                      -------                      -------
                                                     1999                         2000                        2001
                                                   -------                      -------                      -------
                                             Shares      Weighted         Shares       Weighted        Shares        Weighted
                                              Under       Average          Under        Average         Under         average
                                             Option      Exercise         Option       Exercise        Option        exercise
                                              Price         Price          Price          Price         Price           Price
                                            -------       -------        -------        -------       -------       ---------
Options outstanding,
Beginning of year                           221,903        $11.46        591,958         $10.87       992,605           $4.57
Options granted                             420,523         11.46        681,866           1.21       297,442            1.06
Options exercised                            (3,848)         7.14             --             --        (2,809)           1.00
Options forfeited                           (46,620)        20.44       (281,219)         12.30      (240,431)           4.84
                                            -------                      -------                    ---------
Options outstanding,
End of year                                 591,958        $10.87        992,605          $4.57     1,046,807           $3.53
                                            =======                      =======                    =========

                                              Options outstanding          Weighted-average remaining
            Range of exercise price            at March 31, 2001            Contractual life (years)
             ----------------------            -----------------            ------------------------
                $ 0.50 to $ 2.88                       834,542                     9.0
                $ 4.91 to $ 7.86                       104,204                     7.0
                $14.81 to $22.97                        79,546                     6.9
                $25.75 to $27.72                        28,605                     7.0

         At March 31, 2001, there are 2,109,169 options available for grant pursuant to the Company's option plans. Of the 1,046,807 options outstanding at March 31, 2001, 457,307 are exercisable at such date at a weighted-average exercise price of $4.63.

         Defined Contribution Plan

         The Company has a defined contribution savings plan, which qualifies under Section 401(k) of the Internal Revenue Code, for employees meeting certain service requirements. Participants may contribute up to 15% of their gross wages not to exceed, in any given year, a limitation set by the Internal Revenue Service regulations. The plan provides for mandatory matching contributions to be made by the Company to a maximum amount of 2.5% of a plan participant's compensation. Company contributions to the plan approximated $131, $164 and $218 in 2000,and 1999, respectively.

14.      Supplemental Cash Flow Information

         Cash payments for interest were $854, $424 and $174 in 2001, 2000 and 1999 respectively. There were no payments for income taxes in 2001, 2000 and 1999.

         During fiscal 1999, the Company acquired $199 of computer equipment of production equipment under capital leases.

15.      Stockholders' Equity

         During 1999, warrants to purchase 204,680 shares of common stock were exercised using cashless exercises pursuant to which 63,479 shares of the Company's common stock were issued. During 1998, warrants to purchase 24,640 shares of the Company's common stock were exercised. Exercises of 11,200 of such warrants, for which 11,200 shares of common stock were issued, provided the Company with net proceeds of approximately $100. The remaining 13,440 warrant exercises were cashless exercises pursuant to which 8,647 shares of the Company's common stock were issued. During the year ended March 31, 2000, the balance of unexercised warrants, issued by the Company in connection with its May 1996 private placement, expired.

         In February 2000, an executive was awarded 75,000 shares of the Company's Common Stock, subject to a risk of forfeiture, which expires as to 25,000 shares on each of December 31, 2000, 2001 and 2002. Upon the sale of any such vested shares, the employee is required to pay the Company $1.32 per share sold within 30 days following such sale. The Company recorded a note receivable, which is presented as a reduction of Paid in Capital amounting to $99, relating to the stock issuance. The charge to operations relating to this stock award is not material to the financial statements.

16.      Acquisition and Investment

         Keystone Acquisition

         On September 24, 1997, the Company acquired certain assets of Keystone Dental X-Ray Inc. ("Keystone"), a manufacturer of x-ray equipment for the medical and dental radiology field, for $1,450. The acquisition had been accounted for using the purchase method, and the Company had recorded goodwill in the amount of $750, which is included in other assets and is being amortized on a straight-line basis over 7 years. The Company recognized $107 for amortization of goodwill in 2001, 2000 and 1999.

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

17.  Unaudited selected quarterly financial data

      The following is a summary of Company's unaudited quarterly operating results for the years ended March 31, 2001, 2000 and 1999:

                                                                      Three months ended
                               Jun 30,     Sep. 30,      Dec 31,      Mar 31,     Jun 30,      Sep. 30,      Dec 31,      Mar 31,
                                1999         1999         1999         2000         2000         2000         2000         2001
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   -----------
Revenue, net                 $    7,238   $    4,565   $    4,771   $    5,415   $    6,243   $    3,390   $    5,391   $     6,228
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ===========
Gross profit                 $    1,476   $      137   $    1,800   $    2,285   $    3,147   $      989   $    3,058   $     3,752
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ===========
Net income (loss)            $   (3,977)  $   (3,597)  $   (2,044)  $   (2,713)  $     (527)  $   (2,316)  $      439   $       765
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ===========
Earnings (loss) per share:
Basic income (loss)          $    (0.40)  $    (0.36)  $    (0.20)  $    (0.27)  $    (0.05)  $    (0.23)  $     0.04   $      0.08
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ===========
Diluted income (loss)        $    (0.40)  $    (0.36)  $    (0.20)  $    (0.27)  $    (0.05)  $    (0.23)  $     0.04   $      0.07
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ===========
Weighted average common
stock outstanding (basic)    10,059,384   10,059,384   10,059,384   10,059,384   10,134,384   10,134,696   10,137,193    10,137,193
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ===========

Weighted average common
stock outstanding
(diluted)                    10,059,384   10,059,384   10,059,384   10,059,384   10,134,384   10,134,696   11,117,412    11,012,363
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ===========

Schedule II

                    Schick Technologies, Inc. and Subsidiary
                        Valuation and Qualifying Accounts

                                                                 Additions
                                                                 ---------
                                                   Balance at   Charged to   Charged to                   Balance at
                                                   Beginning     Cost and       Other                         End
                                                   of Period     Expenses     Accounts     Deductions      of Period
                                                   ---------     --------     --------     ----------      ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
             For the year ended March 31, 2001        $ 2,449          --           --      $  177 (a)      $ 1,818
                                                                                               454 (b)
             For the year ended March 31, 2000          4,512      $9,000           --       2,072 (a)        2,449
             For the year ended March 31, 1999            200       5,598           --       1,286 (a)        4,512

     RESERVE FOR OBSOLETE/SLOW MOVING INVENTORY
             For the year ended March 31, 2001        $ 6,332      $  754                   $3,891 (c)      $ 3,195
             For the year ended March 31, 2000          5,466         898           --          32 (c)        6,332
             For the year ended March 31, 1999             --       5,466           --          --            5,466

     VALUATION ALLOWANCE -- DEFERRED TAX ASSET
             For the year ended March 31, 2001        $17,623                  $ 3,679                      $21,302
             For the year ended March 31, 2000         11,855          --        5,768          --           17,623
             For the year ended March 31, 1999             --          --       11,855          --           11,855

     PROVISION FOR WARRANTY OBLIGATIONS
             For the year ended March 31, 2001        $   278                               $  137          $   141
             For the year ended March 31, 2000            402          --           --         124              278
             For the year ended March 31, 1999            244         157           --          --              402

(a) accounts receivable written off
(b) accounts receivable recovered
(c) inventory written off

                                                                            Page
                                                                            ----

     (a)  Documents filed as a part of this Report

          (1) Consolidated Financial Statements filed as part of this Report:

               Index to the Financial Statements                            F-1

               Report of Independent Certified Public Accountants           F-1

               Consolidated Balance Sheet at March 31, 2001 and 2000        F-2

               Consolidated Statement of Operations for the years ended     F-3
               March 31, 2001, 2000 and 1999 F-5

               Consolidated Statement of Changes in Stockholders'
               Equity for the years ended March 31, 2001, 2000 and 1999     F-4

               Consolidated Statement of Cash Flows for the year ended
               March 31, 2001, 2000 and 1999                                F-5

               Notes to Consolidated Financial Statements                   F-6

          (2)  Financial statement schedules filed as part of this Report

     Schedule II      Valuation and Qualifying Accounts                     F-19


Schedules other than that mentioned above are omitted because the conditions requiring their filing do not exist, or because the information is provided in the financial statements filed herewith, including the notes thereto.

     (b)  Reports on Form 8-K

          None.

     (c)  The following Exhibits are included in this report:

            Number                 Description

        *   3.1    Amended and Restated Certificate of Incorporation of the
                   Company.

            3.2    Bylaws of the Company, as amended.

        *   4.1    Form of Common Stock certificate of the Company.

        *   4.2    Form of private-placement Warrant of the Company.

        *   4.3    Agreement and Plan of Merger dated as of May 15, 1997 among
                   Schick Technologies, Inc., a New York corporation, Schick
                   Technologies Inc., a Delaware corporation and STI Acquisition
                   Corp, a Delaware corporation.

           10.1 Schick Technologies, Inc. 1996 Employee Stock Option Plan, as amended.

           10.2 Schick Technologies, Inc. 1997 Stock Option Plan for Non Employee Directors, as amended.

        *  10.3    Form of Non-Disclosure, Solicitation, Solicitation,
                   Non-Competition and Inventions Agreements between Schick
                   Technologies, Inc. and Named Executives of Schick
                   Technologies, Inc.

        *  10.5    Service and License Agreement between Photobit, LLC and
                   Schick Technologies, Inc. dated as of June 24, 1996.

      ***  10.10   Secured Promissory Note between Schick Technologies, Inc. and
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
                   Schick Technologies Inc. and Avi Itzhakov, dated August 20,
                   1999.

           10.21 Loan Agreement, dated December 27, 1999, by and between Schick Technologies, Inc., a Delaware corporation, Schick Technologies, Inc., a New York corporation, and Greystone Funding Corporation ("Greystone"), a Virginia corporation. (Incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated December 27, 1999.)

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

     ***** 10.26   Agreement to Rescind Stock Purchase, dated March 17, 2000 and made effective as of December 27, 1999, by and between Greystone Finding Corp., a Virginia corporation, and Schick
                   Technologies, Inc., a Delaware corporation.

     ***** 10.27   Registration Rights Agreement between Schick Technologies,
                   Inc. and Greystone, dated as of December 27, 1999.

     ***** 10.28   Second Amended and Restated Secured Promissory Note between
                   Schick Technologies, Inc. and DVI Financial Services, Inc., in the principal amount of $5,000,000,dated as of March 15, 2000.

     ***** 10.29   Second Amended and Restated Secured Promissory Note between
                   Schick Technologies, Inc. and DVI Financial Services, Inc., in the principal amount of $1,596,189, dated as of March 15, 2000.

     ***** 10.30   Security Agreement between Schick Technologies, Inc. and DVI
                   Financial Services, Inc., dated as of March 15, 2000.

     ***** 10.31   Amended and Restated Security Agreement between Schick
                   Technologies, Inc. and DVI Financial Services, Inc., dated as of March 15, 2000.

     ***** 10.32   Form of Warrant Certificate Issued to DVI Financial Services,
                   Inc. to Purchase Shares of Schick Technologies, Inc.

     ***** 10.33   Registration Rights Agreement between Schick Technologies,
                   Inc. and DVI Financial Services, Inc., dated as of March 15,
                   2000.

     ***** 10.34   Distributorship Agreement, dated April 6, 2000, by and
                   between Schick Technologies, Inc. and Patterson Dental
                   Company.

           10.35 Termination Agreement between Greystone Funding Corporation and Schick Technologies, Inc. entered into as of March 30, 2001.

            21     List of Subsidiaries of Schick Technologies, Inc.

            23.1   Consent of Grant Thornton LLP.

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

     *****Filed as the same exhibit number as part of the registrant's Annual
          Report on Form 10-K for the year ended March 31, 2000, filed with the Securities and Exchange Commission on June 29,2000.


                                SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Island City, State of New York, on July 13, 2001.

                                             SCHICK TECHNOLOGIES, INC


                                             By: /s/ David Schick
                                             --------------------------------
                                             David Schick
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 13, 2001.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David B. Schick, Jeffrey Slovin and Zvi N. Raskin (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him in his name, place and stead to sign an Annual Report on Form 10-K of Schick Technologies, Inc, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Signature                                Title
---------                                -----

/s/ David Schick
----------------------------             Chairman of the Board
David Schick                             and Chief Executive Officer


/s/ Jeffrey Slovin
----------------------------             Director and President
Jeffrey Slovin


/s/ Ronald Rosner
----------------------------             Director of Finance and Administration
Ronald Rosner


/s/ Allen Schick
----------------------------             Director
Allen Schick


/s/ Euval Barrekette
----------------------------             Director
Euval Barrekette


/s/ Jonathan Blank
----------------------------             Director
Jonathan Blank


/s/ Robert Barolak
----------------------------             Director
Robert Barolak