Form 10-Q
period 2001-06-30
SCHICK TECHNOLOGIES INC
filed 2001-08-09
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE  ACT OF 1934  for the  transition  period  from  _____________  to
     _______________.

                        Commission file number: 000-22673

                            SCHICK TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                         11-3374812
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

         30-00 47th Avenue                                         11101
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

As of July 31, 2001, 10,138,992 shares of common stock, par value $.01 per share, were outstanding.

SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION:

    Item 1. Financial Statements:

            Consolidated Balance Sheets as of June 30, 2001 (unaudited)
            and March 31,2001...........................................Page 1

            Consolidated Statements of Operations for the three months ended
            June 30, 2001 and 2000 (unaudited)..........................Page 2

            Consolidated Statements of Cash Flows for the three months ended
            June 30, 2001 and 2000 (unaudited)..........................Page 3

            Notes to Consolidated Financial Statements .................Page 4

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................Page 9

    Item 3. Quantitative and Qualitative Disclosures about Market Risk..Page 12

PART II. OTHER INFORMATION:

    Item 1. Legal Proceedings...........................................Page 12

    Item 2. Changes in Securities and Use of Proceeds...................Page 13

    Item 3. Defaults Upon Senior Securities.............................Page 13

    Item 4. Submission of Matters to a Vote of Security Holders.........Page 13

    Item 5. Other Information...........................................Page 13

    Item 6. Exhibits and Reports on Form 8-K............................Page 13

SIGNATURES   ...........................................................Page 14

PART I.  Financial Information
Item 1.  Financial Statements --

Schick Technologies, Inc and Subsidiary
Consolidated Balance Sheet
(In thousands, except share amounts)

                                                                                        June 30,    March 31,
                                                                                        --------    ---------
                                                                                                2001
                                                                                                ----
                                                                                       (unaudited)
Assets
Current assets
            Cash and cash equivalents                                                   $  1,583    $  2,167
            Short - term investments                                                           8           8
            Accounts receivable, net of allowance for
                doubtful accounts of $1,866 and $1,818, respectively                       1,842         977
            Inventories                                                                    3,701       3,820
            Income taxes receivable                                                           15          21
            Prepayments and other current assets                                             187         176
                                                                                        --------    --------
                                         Total current assets                              7,336       7,169
                                                                                        --------    --------
Equipment, net                                                                             3,606       3,489
Investments                                                                                  815         815
Other assets                                                                               1,104       1,173
                                                                                        --------    --------
                                         Total assets                                   $ 12,861    $ 12,646
                                                                                        ========    ========

Liabilities and Stockholders' Equity
Current liabilities
            Current maturity of long term debt                                          $  2,339    $  2,851
            Accounts payable and accrued expenses                                          2,177       1,801
            Accrued salaries and commissions                                                 409         347
            Deferred revenue                                                               3,664       3,132
            Deposits from customers                                                           98         483
            Warranty obligations                                                             141         141
                                                                                        --------    --------
                                          Total current liabilities                        8,828       8,755
                                                                                        --------    --------
Long term debt                                                                             3,595       4,080
                                                                                        --------    --------

                                         Total liabilities                                12,423      12,835
                                                                                        --------    --------

Commitments and contingencies                                                                 --          --

Stockholders' equity
            Preferred stock ($0.01 par value; 2,500,000
                 shares authorized; none issued and outstanding)                              --          --

            Common stock ($0.01 par value; 25,000,000 shares authorized:
                 10,137,193 shares issued and outstanding)                                   101         101
            Additional paid-in capital                                                    42,480      42,480
            Accumulated deficit                                                          (42,143)    (42,770)
                                                                                        --------    --------
                                         Total stockholders' equity                          438        (189)
                                                                                        --------    --------
                                         Total liabilities and stockholders' equity     $ 12,861    $ 12,646
                                                                                        ========    ========


-------------
The accompanying notes are an integral part of these financial statements.

Schick Technologies, Inc and Subsidiary
Consolidated Statements of Operations - (unaudited)
(In thousands, except share amounts)

                                                                                    Three months ended
                                                                                          June 30
                                                                                2001                   2000
                                                                                ----                   ----
Revenue, net                                                               $      5,841            $      6,243

Cost of sales                                                                     2,198                   3,096
Excess and obsolete inventory                                                       100                      --
                                                                           ------------            ------------
Total cost of sales                                                               2,298                   3,096
                                                                           ------------            ------------

                      Gross profit                                                3,543                   3,147
                                                                           ------------            ------------

Operating expenses:
       Selling and marketing                                                      1,302                   1,614
       General and administrative                                                   980                   1,161
       Research and development                                                     530                     554
       Bad debt recovery                                                            (43)                     --
                                                                           ------------            ------------

                      Total operating costs                                       2,769                   3,329
                                                                           ------------            ------------

                      Income (loss) from operations                                 774                    (182)
                                                                           ------------            ------------

Other income (expense):
       Other income                                                                  43                      --
       Interest income                                                               20                      14
       Interest expense                                                            (210)                   (359)
                                                                           ------------            ------------

                      Total other expense, net                                     (147)                   (345)
                                                                           ------------            ------------

                      Income (loss) before income taxes                             627                    (527)

                      Provision for income taxes                                     --                      --
                                                                           ------------            ------------

                      Net income                                           $        627            $       (527)
                                                                           ============            ============

                      Basic earnings per share                             $       0.06            $      (0.05)
                                                                           ============            ============
                      Diluted earnings per share                           $       0.05            $      (0.05)
                                                                           ============            ============
                      Weighted average common shares (basic)                 10,137,193              10,134,384
                                                                           ============            ============
                      Weighted average common shares (diluted)               11,470,010              10,134,384
                                                                           ============            ============

-------------
The accompanying notes are an integral part of these financial statements.

Schick Technologies, Inc and Subsidiary
Consolidated Statements of Cash Flows - (unaudited)
(In thousands)

                                                                                           Three months ended
                                                                                                June 30,
                                                                                         2001              2000
                                                                                         ----              ----
Cash flows from operating activities
        Net income (loss)                                                              $   627           $  (527)
        Adjustments to reconcile net loss to
         net cash provide by (used in) operating activities
            Depreciation and amortization                                                  391               477
            Bad debt recovery                                                              (43)               --
            Provision for excess and obsolete inventory                                    100                --
            Amortization of deferred financing charge                                       27               104
            Interest accretion                                                              12                12
            Changes in assets and liabilities:
                      Accounts receivable                                                 (822)              138
                      Inventories                                                           19               537
                      Income taxes receivable                                                6                --
                      Prepayments and other current assets                                 (11)               57
                      Other assets                                                           1                (6)
                      Accounts payable and accrued expenses                                438            (1,292)
                      Deferred revenue                                                     532               482
                      Deposits from customers                                             (385)             (317)
                      Warranty obligations                                                  --               (63)
                                                                                       -------           -------
                                     Net cash provided by (used in) operating
                                     activities                                            892              (398)
                                                                                       -------           -------
Cash flows from investing activities
         Capital expenditures                                                             (467)              (30)
                                                                                       -------           -------
                                     Net cash used in investing activities                (467)              (30)
                                                                                       -------           -------
Cash flows from financing activities
         Payment of long term debt                                                      (1,009)              (14)
                                                                                       -------           -------
                                     Net cash used in financing activities              (1,009)              (14)
                                                                                       -------           -------

Net decrease in cash and cash equivalents                                                 (584)             (442)
Cash and cash equivalents at beginning of period                                         2,167             1,429
                                                                                       -------           -------

Cash and cash equivalents at end of period                                             $ 1,583           $   987
                                                                                       =======           =======


-------------
The accompanying notes are an integral part of these financial statements.

Schick Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except share and per share amounts)

1. Basis of Presentation

     The consolidated financial statements of Schick Technologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q, and do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2001 included in the Company's Annual Report on Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year ending March 31, 2002.

     The consolidated financial statements of the Company, at June 30, 2001, include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated.

2.   Liquidity

     The Company had net income of $627 and incurred net losses of $527 for the three months ended June 30, 2001 and 2000, respectively. The Company incurred net losses of $1,638, $12,331 and $29,606 in the years ended March 31, 2001, 2000 and 1999, respectively. The Company has an accumulated deficit of $42,143 and working capital deficiency of $1,492 at June 30, 2001.

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

     Additionally, the Company has taken the following steps to improve operations and provide for adequate resources to fund the Company's capital needs for the next twelve months:

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

     o In June 2000, the Company renegotiated a $ 6.2 million term note payable increasing the principal balance to $ 6.6 million(refinancing certain trade payables on a long term basis), eliminating principal payments through January 2001 and extending the maturity date from March 2001 to April 2005.

     o In July 2001, a Director of the Company made a commitment ("the Commitment") to make an equity investment in the Company in the minimum amount of $1 million, subject to the approval and acceptance of the Company's Board of Directors.

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

     Additionally, Management is currently evaluating the Commitment and exploring supplemental and alternative financing sources. However, there can be no assurance that such financing will be available on terms acceptable to the Company or that the Company's cash needs will not be greater than anticipated.

3. Inventories

     Inventories are comprised of the following:

                                       June 30, 2001        March 31, 2001
                                       -------------        --------------
        Raw materials                        $ 2,828                $3,046
        Work-in-process                          112                   119
        Finished goods                           761                   655
                                             -------               -------
        Total inventories                    $ 3,701               $ 3,820
                                             =======               =======

4. Accounting for Business Combinations, Intangible Assets and Goodwill

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

     The Company will continue to amortize under its current method until April 1, 2002. Thereafter, annual goodwill and quarterly goodwill amortization of $107 and $27 respectively, will no longer be recognized. By September 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at April 1, 2002, the Company will record an impairment loss in the June 30, 2002 quarter, as a cumulative effect of a change in accounting principle.


5. Debt

     Long-term debt is summarized as follows:

                                         June 30, 2001         March 31, 2001
                                         -------------         --------------
         Term notes                            $ 5,287                $ 6,296
         Secured credit facility                   647                    635
                                               -------                -------
                                                 5,934                  6,931
         Less current maturities                 2,339                  2,851
                                               -------                -------
                                               $ 3,595                $ 4,080
                                               =======                =======

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

    Term Loan A

     The principal balance of term loan A is payable in 49 monthly payments which commenced April 15, 2001, with interest payable monthly at the prime rate plus 2.5% commencing April 15, 2000.

    Term Loan B

     The principal balance of term loan B is payable in 27 monthly payments which commenced January 15, 2001 with interest payable monthly at the prime rate plus 2.5% commencing April 15, 2000.

     The Company is also required to make additional principal payments equal to fifty percent of the "positive actual cash flow", as defined. In May 2001 the Company made a prepayment of $750 in satisfaction of this provision. The term loans have been classified based upon the terms of the amended note. The tangible and intangible assets of the Company, as defined, collateralize the term loans.

     In connection with the renewed note, the Company granted the lender, DVI Financial Services, Inc. ("DVI"), 650,000 warrants at an exercise price of $2.19 expiring on November 15, 2004. The fair value of the warrants amounted to $596, and is accounted for as deferred financing costs. The costs are, included in "Other Assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the renewed note (17 months). In connection with the amended note, the warrants' exercise price was reduced to $.75, the expiration date extended to December 2006 and anti-dilution protection providing for exercise of the warrant to result in 5% ownership was added. Additional deferred financing costs of $130 were incurred and are being amortized over the five-year life of the amended note. Interest expense of approximately $24 and $104 relating to this warrants issuance was recognized for the three months ending June 30, 2001 and June 30, 2000, respectively.

     Effective August 28, 2000, DVI sold all its rights, title and interest in, to and under the warrants, notes payable and security agreement as described above, to the Company's other secured creditor (Greystone). By letter dated October 11, 2000, DVI directed the Company to make all remaining payments due for the notes payable directly to Greystone.

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

     Under the Amended Loan Agreement, the Company also issued to Greystone (or its designees) warrants (the "Additional Warrants") to purchase an additional 13,000,000 shares of common stock, which Additional Warrants were to vest and be exercisable at a rate of two shares of Common Stock for each dollar advanced under the Amended Loan Agreement in excess of the initial draw of $1 million. Any Additional Warrants, which did not vest prior to expiration or surrender of the line of credit, were to be forfeited and canceled. In connection with the Greystone secured credit facility, effective as of February 15, 2000, DVI consented to the Company's grant to Greystone of a second priority lien encumbering the Company's assets, under and subject in priority and right of payment to all liens granted by the Company to DVI.

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

     On July 12, 2001, the Company and Greystone entered into a Termination Agreement effective as of March 31, 2001, acknowledging the repayment and surrender of the line of credit and agreeing that all the Company's obligations thereunder have been fully satisfied. The Company and Greystone further agreed, among other matters, that: (i) five million warrants held by Greystone and its assigns to purchase Common Stock of the Company remain in full force and effect;
(ii) the Registration Rights Agreement between Greystone and the Company dated as of December 27, 1999 remains in full force and effect; and (iii) for so long as Jeffrey Slovin holds the office of President of the Company, the Company shall reimburse Greystone in the amount of $17 monthly.


     Principal maturities of long-term debt are as follows:

            Year ending June 30,
            --------------------
                    2002                                   $2,339
                    2003                                    1,521
                    2004                                    1,236
                    2005                                      838
                                                           ------
                                                           $5,934
                                                           ======

6.   Contingencies

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

7. Income Taxes

     No provision for income taxes is recorded in these financial statements since available tax carryovers exceed taxable income.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  --

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "believes," "may," "will likely result," "estimates," "projects," "anticipates," "expects" or similar expressions and variations thereof are intended to identify such forward-looking statements. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include risks relating to the Company's history of substantial operating losses, dependence on financing, dependence on products, competition, the changing economic and competitive conditions in the medical and dental digital radiography markets, dependence on key personnel, dependence on distributors, ability to manage growth, fluctuation in results and seasonality, governmental approvals and investigations, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, need for additional financing and further risks and uncertainties, including those detailed in the Company's other filings with the Securities and Exchange Commission.

General

     The Company designs, develops and manufactures digital imaging systems for the dental and medical markets. In the field of dentistry, the Company manufactures and markets its' proprietary intra-oral digital radiography system. The Company has also developed a bone mineral density assessment device to assist in the diagnosis and treatment of osteoporosis, which was introduced in December 1997. The Company has also commenced development of a general digital radiography device for intended use in various applications.

Results of Operations

     Net revenues for the three months ended June 30, 2001 decreased $0.4 million (6%) to $5.8 million from $6.2 million for the comparable period in fiscal 2001. The decline is due to lower sales of the CDR (R) radiography product, offset in part, by higher sales of CDR (R) warranties. In the first quarter of fiscal 2002, accuDEXA sales were $0.2 million, unchanged for the comparable period in fiscal 2001. CDR product sales declined $0.9 million (17%) to $4.3 million (74% of the Company's net revenues) as compared to $5.2 million (84% of the Company's net revenues) for the comparable period in fiscal 2001. The Company believes that this decline was due to the Company's consolidation of its sales channels in North America in May 2000. At that time, the Company ceased selling the CDR (R) product line through a combination of its direct sales force and non-exclusive-dealer network and entered into an exclusive distribution agreement with Patterson Dental Company ("Patterson"). This agreement grants Patterson exclusive rights to distribute the Company's dental products in the United States and Canada, with the Company retaining direct relationships for hospitals, universities and governmental agencies. The Company believes that the establishment and phasing-in of this new distribution channel resulted in lower CDR (R) sales, as the Patterson sales force became familiar with the CDR (R) product line. CDR (R) warranty revenue increased $0.5 million (63%) to $1.3 million from $0.8 million in fiscal 2001. The Company believes that this increase was due primarily to improvements made in the implementation of its product warranty programs, including policy enforcement and timely notification of warranty-coverage expirations.

     Total cost of sales for the three months ended June 30, 2001 decreased $0.8 million (26%) to $2.3 million (39% of net revenue) from $3.1 million (50% of net revenue) for the comparable period in fiscal 2001. The decrease in the relative total cost of sales is due to several factors including lower direct and indirect labor costs, warranty expenditures, material costs and overhead costs as a result of increased manufacturing efficiency.

     Selling and marketing expenses for the three months ended June 30, 2001, decreased $0.3 million (19%) to $1.3 million (22% of net revenue) from $1.6 million (26% of net revenue) for the comparable period of fiscal 2001. This decrease is principally attributable to a reduction in the Company's direct sales force, and a reduction in promotional and trade show expenses principally as a result of the Patterson distribution agreement.

     General and administrative expenses for the three months ended June 30, 2001, decreased $0.2 million (16%) to $1.0 million (17% of net revenue) from $1.2 million (19% of net revenue) for the comparable period of fiscal 2001. The decrease in general and administrative expenses was primarily attributable to a decrease in payroll and related costs.

     Research and development expenses for the three months ended June 30, 2001, decreased $0.1 million (4%) to $0.5 million (9% of net revenue) from $0.6 million (9% of net revenue) for the comparable period of fiscal 2001. The decrease is primarily attributable to a decrease in operating expenses.

     Interest expense for the three-month period ended June 30, 2001 decreased $0.2 million (42%) to $0.2 million from $0.4 million for the comparable period of fiscal 2001. The decrease is attributable to interest rate declines, reduced debt resulting from principal repayments and decreasing amortization of deferred finance charges.

     As a result of the above items, the Company's operating results improved to a net profit of $0.6 million for the three months ended June 30, 2001 as compared to a net loss of $0.5 million for the comparable period of fiscal 2001.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

     The Company will continue to amortize under its current method until April 1, 2002. Thereafter, annual goodwill and quarterly goodwill amortization of $107 and $27 respectively, will no longer be recognized. By September 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at April 1, 2002, the Company will record an impairment loss in the June 30, 2002 quarter, as a cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

     At June 30, 2001, the Company had $1.6 million in cash and cash equivalents and a working capital deficiency of $1.5 million, compared to $2.2 million in cash and cash equivalents and a $1.6 million working capital deficiency at March 31, 2001.

     During the three months ended June 30, 2001 cash provided by operations was $0.9 million compared to $0.4 million used in operations in fiscal 2001. Increases in cash were primarily provided by improved operating performance. The Company's capital expenditures increased $0.5 million in fiscal 2002 from $30 in fiscal 2001. Fiscal 2001 capital expenditures (principally leasehold improvements) were incurred in connection with Company's consolidation and relocation into a portion of its space after fiscal 2001.

     DVI Financial Services, Inc. ("DVI") has provided the Company with financing evidenced by notes payable for $6.6 million which are secured by first priority liens on substantially all of the Company's assets. The Company issued promissory notes (amended in June 2000)(the "DVI Notes") and security agreements that provide, in part, that the Company may not permit the creation of any additional lien or encumbrance on the Company's property or assets. The DVI Notes are due in varying installments through fiscal 2006. Interest is paid monthly at the prime rate (8% at March 31, 2001) plus 2.5%. In connection with the DVI Notes, the Company granted DVI 650,000 warrants at an exercise price of $2.19 per share. In connection with the amended DVI Notes, the warrants' exercise price was reduced to $.75, the expiration date extended to December 2006 and anti-dilution protection providing for exercise of the warrant to result in 5% ownership was added. In connection with the DVI loan, the Company prepaid $750 of outstanding principal during the first quarter of fiscal 2002. Effective August 28, 2000, DVI sold all its right, title and interest in, to and under the warrants and DVI Notes, as described above, to Greystone Funding Corporation ("Greystone"). By letter dated October 11, 2000, DVI directed the Company to make all remaining payments due under the DVI Notes directly to Greystone.

     In December 1999, the Company entered into a Loan Agreement with Greystone to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. Pursuant to the Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued to Greystone and its designees, warrants to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $.75 per share. The Company agreed to issue Greystone additional warrants to purchase 2,000,000 shares at an exercise price of $.75 per share in connection with a cash payment of $1 million by Greystone to the Company in consideration of a sale of Photobit stock by the Company to Greystone. The sale of the Photobit stock was made subject to a right of first refusal held by Photobit and it founders. By letter dated February 17, 2000, counsel for Photobit informed the Company that Photobit considers the Company's sale of its shares to Greystone to be void on the basis of the Company's purported failure to properly comply with Photobit's right of first refusal.

     On March 17, 2000, the Company and Greystone entered into an Amended and Restated Loan Agreement effective as of December 17, 1999 (the "Amended loan

Agreement"), which amended and restated the Loan Agreement, pursuant to which Greystone agreed to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. The $1 million cash payment to the Company was converted as of December 27, 1999 into an initial advance of $1 million under the Amended Loan Agreement. Pursuant to the Amended Loan Agreement and to induce Greystone to enter into said Agreement, the Company issued warrants to Greystone and its designees, consisting of those warrants previously issued under the Loan Agreement and Photobit stock sale arrangement, to purchase 5,000,0000 shares of the Company's Common Stock at an exercise price of $0.75 per share, exercisable at any time after December 27, 1999. Under the Amended Loan Agreement, the Company also issued to Greystone or its designees warrants (the "Additional Warrants") to purchase an additional 13,000,000 shares of common stock, which Additional Warrants were to vest and be exercisable at a rate of two shares of Common Stock for each dollar advanced under the Amended Loan Agreement in excess of the initial draw of $1 million. Any Additional Warrants which did not vest prior to expiration or surrender of the line of credit were to be forfeited and canceled. In connection with the Greystone secured credit facility, effective February 15, 2000, DVI consented to the Company's grant to Greystone of a second priority lien encumbering the Company's assets, under and subject in priority and right of payment to all liens granted by the Company to DVI.

     No additional funds were advanced under the Amended Loan Agreement in excess of the initial draw of $1 million. On July 5, 2001, the Company remitted payment to Greystone in the amount of $1.05 million, repaying all outstanding advances under the Greystone Amended Loan Agreement, together with all unpaid accrued interest thereunder, and concurrently terminated said Amended Loan Agreement. Approximately $423 representing the unamortized discount and deferred financing costs relating to the Amended Loan Agreement will be charged to expense in July 2001.

     On July 12, 2001, the Company and Greystone entered into a Termination Agreement effective as of March 31, 2001, acknowledging the repayment and termination of the Amended Loan Agreement and agreeing that all of the Company's obligations thereunder have been fully satisfied. The Company and Greystone further agreed, among other matters, that: (i) five million warrants held by Greystone and its assigns to purchase Common Stock of the Company remain in full force and effect; (ii) the Registration Rights Agreement between Greystone and the Company dated as of December 27, 1999 remains in full force and effect; and
(iii) for so long as Jeffrey Slovin holds the office of President of the Company, the Company shall reimburse Greystone in the amount of $17 thousand monthly.

     In July 2001, a Director of the Company made a commitment (the "Commitment") to make an equity investment in the Company in the minimum amount of $1 million, subject to the approval and acceptance of the Company's Board of Directors.

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

     The Company believes that its cost reductions, refinancing and new sales arrangement should permit the Company to generate sufficient working capital to meet its obligations as they mature. The ability of the Company to meet its cash requirements is dependent, in part, on the Company's ability to attain adequate sales and profit levels and to satisfy its existing warranty obligations without incurring expenses substantially in excess of related warranty revenue and to collect its accounts receivable on a timely basis. Management believes that existing capital resources are adequate to meet its current cash requirements. Additionally, Management is currently evaluating the Commitment and exploring supplemental and alternative financing sources. However, there can be no assurance that such financing will be available on terms acceptable to the Company or that the Company's cash needs will not be greater than anticipated.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company and/or certain of its officers and former officers, are involved in the proceedings described below:

     I. The Company was a named defendant in two lawsuits instituted by Trophy Radiologie, S.A. ('Trophy S.A.'), a subsidiary of Trex Medical Corporation. One lawsuit was instituted in France and the other in the United States. On or about June 6, 2001, the parties executed an agreement for the settlement and discontinuance of these two lawsuits.

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

          None

     (b)  Reports on Form 8-K

          None

                            SCHICK TECHNOLOGIES, INC.

                                    SIGNATURE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SCHICK TECHNOLOGIES, INC.

Date: August 9, 2001                        By: /S/ David Schick
                                            David B. Schick
                                            Chief Executive Officer

                                            By: /S/ Ronald Rosner
                                            Ronald Rosner
                                            Director of Finance and
                                            Administration
                                            (Principal Financial Officer)