Form 10-Q
period 2001-09-30
SCHICK TECHNOLOGIES INC
filed 2001-10-31
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to ____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of October 30, 2001, 10,138,922 shares of common stock, par value $.01 per share, were outstanding.

SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION:

Item 1.  Financial Statements:

Consolidated Balance Sheets as of September 30, 2001
(unaudited) and March 31, 2001 ..........................................Page 1

Consolidated Statements of Operations for the three and
six months ended September 30, 2001 and 2000 (unaudited) ................Page 2

Consolidated Statements of Cash Flows for the six months ended
September 30, 2001 and 2000 (unaudited) .................................Page 3

Notes to Consolidated Financial Statements  (unaudited) .................Page 4

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations ...............................................Page 7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .....Page 10

PART II. OTHER INFORMATION:

     Item 1.  Legal Proceedings .........................................Page 10

     Item 2.  Changes in Securities and Use of Proceeds .................Page 11

     Item 3.  Defaults Upon Senior Securities............................Page 11

     Item 4.  Submission of Matters to a Vote of Security Holders........Page 11

     Item 5.  Other Information..........................................Page 11

     Item 6.  Exhibits and Reports on Form 8-K...........................Page 11

SIGNATURES ..............................................................Page 12

 PART I.   Financial Information

Item 1. Financial Statements

Schick Technologies, Inc.
Consolidated Balance Sheet
(In thousands, except share amounts)

                                                         September 30,   March 31,
                                                                  2001        2001
                                                                  ----        ----
                                                           (unaudited)
Assets
Current assets
     Cash and cash equivalents                                $  1,209    $  2,167
     Short term investments                                          4           8
     Accounts receivable, net of allowance for
       doubtful accounts of $1,742 and $1,818, respectively      1,136         977
     Inventories                                                 3,635       3,820
     Income taxes receivable                                        13          21
     Prepayments and other current assets                          222         176
                                                              --------    --------

Total current assets                                             6,219       7,169
                                                              --------    --------

Equipment, net                                                   3,427       3,489
Investments                                                        815         815
Other assets                                                       968       1,173
                                                              --------    --------

Total assets                                                  $ 11,429    $ 12,646
                                                              ========    ========

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities
     Current maturities of long term debt                     $  1,854    $  2,851
     Accounts payable and accrued expenses                       2,374       1,801
     Accrued salaries and commissions                              504         347
     Deferred revenue                                            3,250       3,132
     Deposits from customers                                       125         483
     Warranty obligations                                           56         141
                                                              --------    --------

Total current liabilities                                        8,163       8,755
                                                              --------    --------

Long term debt                                                   3,078       4,080
                                                              --------    --------

Total liabilities                                               11,241      12,835
                                                              --------    --------

Commitments and contingencies                                       --          --

Stockholders' equity (deficiency)

Preferred stock ($0.01 par value; 2,500,000
     shares authorized; none issued and outstanding)                --          --
Common stock ($0.01 par value; 25,000,000 shares
     authorized:
     10,137,193 shares issued and outstanding)                     101         101
Additional paid-in capital                                      42,480      42,480
(Accumulated deficit)                                          (42,393)    (42,770)
                                                              --------    --------

Total stockholders' equity (deficiency)                            188        (189)
                                                              --------    --------

Total liabilities and stockholders' equity (deficiency)       $ 11,429    $ 12,646
                                                              ========    ========


---------------
The accompanying notes are an intergral part of these consolidated financial statements.

Schick Technologies, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except share amounts)

                                                              Three months ended               Six months ended
                                                                               September 30
                                                               2001            2000            2001            2000
                                                       ------------    ------------    ------------    ------------

Revenue, net                                           $      4,819    $      3,390    $     10,660    $      9,633
                                                       ------------    ------------    ------------    ------------

Cost of sales                                                 1,752           1,849           3,950           4,945
Excess and obsolete inventory                                    --             552             100             552
                                                       ------------    ------------    ------------    ------------
     Total cost of sales                                      1,752           2,401           4,050           5,497
                                                       ------------    ------------    ------------    ------------
Gross profit                                                  3,067             989           6,610           4,136
                                                       ------------    ------------    ------------    ------------

Operating expenses:
     Selling and marketing                                    1,312           1,235           2,614           2,848
     General and administrative                                 925           1,279           1,905           2,440
     Research and development                                   532             550           1,062           1,104
     Bad debt recovery                                           --              --             (43)             --
                                                       ------------    ------------    ------------    ------------
Total operating costs                                         2,769           3,064           5,538           6,392
                                                       ------------    ------------    ------------    ------------

Income (loss) from operations                                   298          (2,075)          1,072          (2,256)

Other income (expense)
     Gain from sale of investment                                 7              --               7              --
     Interest income                                             17              19              80              34
     Interest expense                                          (572)           (246)           (782)           (606)
                                                       ------------    ------------    ------------    ------------
Total other income (expense)                                   (548)           (227)           (695)           (572)
                                                       ------------    ------------    ------------    ------------

(Loss) income before income taxes                              (250)         (2,302)            377          (2,828)

Provision for income taxes                                       --              14              --              14
                                                       ------------    ------------    ------------    ------------

Net (loss) income                                      $       (250)   $     (2,316)   $        377    $     (2,842)
                                                       ============    ============    ============    ============

Basic (loss) income per share                          $      (0.02)   $      (0.23)   $       0.04    $      (0.28)
                                                       ============    ============    ============    ============

Diluted (loss) income per share                        $      (0.02)   $      (0.23)   $       0.03    $      (0.28)
                                                       ============    ============    ============    ============

Weighted average common shares outstanding (basic)       10,137,193      10,134,696      10,137,193      10,134,540
                                                       ============    ============    ============    ============

Weighted average common shares outstanding (diluted)     10,137,193      10,134,696      11,325,904      10,134,540
                                                       ============    ============    ============    ============


---------------
The accompanying notes are an intergral part of these consolidated financial statements.

Schick Technologies, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

                                                                Six months ended
                                                                  September 30
                                                                   2001       2000
                                                                -------    -------
Cash flows from operating activities
Net income (loss)                                               $   377    $(2,842)
     Adjustments to reconcile net income (loss) to
           net cash used in operating activities
               Depreciation and amortization                        790      1,045
               Bad debt recovery                                    (43)
               Provision for excess and obsolete inventory          100        552
                Amortization of deferred financing charge           121         54
               Interest accretion                                   365         22
               Gain on sale of held to maturity investment           (7)        --
               Changes in assets and liabilities:
                      Accounts receivable                          (116)     1,026
                      Inventories                                    85        467
                      Income taxes receivable                         8         83
                      Prepayments and other current assets          (46)        25
                      Other assets                                   --        (19)
                      Account payable and accrued expenses          730     (1,216)
                      Income taxes payable                           --         49
                      Deferred revenue                              118        469
                      Deposits from customers                      (358)      (343)
                      Warranty obligations                          (85)      (102)
                                                                -------    -------
Net cash provided by (used in) operating activities               2,039       (730)
                                                                -------    -------

Cash flows from investing activities
     Proceeds from maturities of held-to-maturity investments        11         --
     Capital expenditures                                          (644)      (141)
                                                                -------    -------
Net cash used in investing activities                              (633)      (141)
                                                                -------    -------

Cash flows from financing activities
     Proceeds from issuance of common stock                          --          3
     Payment of long term debt                                   (2,364)        --
                                                                -------    -------
Net cash (used in) provided by financing activities              (2,364)         3
                                                                -------    -------

Net decrease in cash and cash equivalents                          (958)      (868)
Cash and cash equivalents at beginning of period                  2,167      1,429
                                                                -------    -------
Cash and cash equivalents at end of period                      $ 1,209    $   561
                                                                =======    =======


---------------
The accompanying notes are an intergral part of these consolidated financial statements.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three and six months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year ending March 31, 2002.

     The consolidated financial statements of the Company, at September 30, 2001, include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances have been eliminated.

2. Liquidity

     The Company had net losses of $250 and $2,316 for the three months ended September 30, 2001 and 2000, respectively. The Company incurred net losses of $1,638, $12,331 and $29,606 in the years ended March 31, 2001, 2000 and 1999, respectively. The Company has an accumulated deficit of $42,393 and working capital deficiency of $1,946 at September 30, 2001.

     During the six months ended September 30, 2001 cash provided by operations was $2.0 million compared to $0.7 million used in operations in fiscal 2001. Increases in cash were primarily provided by improved operating performance. The Company's capital expenditures increased $0.5 million in fiscal 2002 from $0.1 in fiscal 2001. Fiscal 2002 capital expenditures (principally leasehold improvements) were incurred in connection with Company's consolidation and relocation of its facility into a portion of its space after fiscal 2001. The Company used $2.4 million in repayment of its debt during the six months ended September 30, 2001.

     Anticipated principal and interest payments associated with the DVI loan over the coming 12 months are $2.2 million. The Company anticipates an additional $.2 million in capital expenditures during this period.

     In July 2001, a Director of the Company made a commitment ("the Commitment") to make an equity investment in the Company in the minimum amount of $1 million, subject to the approval and acceptance of the Company's Board of Directors. The Board is currently evaluating the Commitment and exploring supplemental and alternative financing sources.

     Based upon the Company's present operating conditions, management anticipates that it will be able to meet its financing requirements on a continuing basis. If needed, Management could consider the reduction of certain discretionary expenses and sale of certain assets, as well as the use of the financing sources mentioned above. However, there can be no assurance that such financing will be available on terms acceptable to the Company or that the Company's cash needs will not be greater than anticipated. In the event that these plans are not sufficient and the Company's credit facilities are not available, the Company's ability to operate could be adversely affected.

3. Inventories

     Inventories are comprised of the following:

                                           September 30, 2001     March 31, 2001
                                           -----------------      --------------
Raw materials                                          $2,628             $3,046
Work-in-process                                            65                119
Finished goods                                            942                655
                                                       ------             ------
Total inventories                                      $3,635             $3,820
                                                       ======             ======

4.  Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

     The Company will continue to amortize under its current method until April 1, 2002. Thereafter, annual goodwill and quarterly goodwill amortization of $107 and $27, respectively, will no longer be recognized. By September 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at April 1, 2002, the Company will record an impairment loss in the June 30, 2002 quarter, as a cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact this may have.

5. Debt

     Long-term debt is summarized as follows:

                                             September 30, 2001   March 31, 2001
                                             ------------------   --------------
Term notes                                               $4,932           $6,296
Secured credit facility                                      --              635
                                                         ------           ------
                                                          4,932            6,931
Less current maturities                                   1,854            2,851
                                                         ------           ------
                                                         $3,078           $4,080
                                                         ======           ======

     Term Notes

     In May 2001 the Company made a prepayment of $750 in satisfaction of a provision of the term note agreement whereby it is required to make additional principal payments equal to fifty percent of the "positive actual cash flow", as defined.

Secured Credit Facility (Greystone Amended Loan Agreement)

     On July 5, 2001, the Company repaid all outstanding advances under the Greystone Amended Loan Agreement, together with all unpaid accrued interest thereunder ($1.05 million), and concurrently terminated said Amended Loan Agreement. Warrants held by Greystone to purchase 13,000,000 shares of common stock were thereby forfeited and canceled. Approximately $423 representing the unamortized discount and deferred financing costs relating to the Amended Loan Agreement was charged to expense in July 2001.

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

     Principal maturities of long-term debt are as follows:

                 Year ending September 30
                 ------------------------
                           2002                   $1,854
                           2003                    1,381
                           2004                    1,288
                           2005                      409
                                                  ------
                                                  $4,932
                                                  ======

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  --

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "believes," "may," "will likely result," "estimates," "projects," "anticipates," "expects" or similar expressions and variations thereof are intended to identify such forward-looking statements. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include risks relating to the Company's history of substantial operating losses, dependence on financing, dependence on products, competition, the changing economic and competitive conditions in the medical and dental digital radiography markets, dependence on key personnel, dependence on distributors, fluctuation in results and seasonality, governmental approvals and investigations, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, need for additional financing and further risks and uncertainties, including those detailed in the Company's other filings with the Securities and Exchange Commission.

General

     The Company designs, develops and manufactures digital imaging systems for the dental and medical markets. In the field of dentistry, the Company manufactures and markets its proprietary intra-oral digital radiography system. The Company has also developed a bone mineral density assessment device to assist in the diagnosis and treatment of osteoporosis, which was introduced in December 1997. The Company has also commenced development of a general digital radiography device for intended use in various applications.

Results of Operations

     Net revenues for the three months ended September 30, 2001 increased $1.4 million (41%) to $4.8 million from $3.4 million for the comparable period in fiscal 2001. The increase is due to increased sales of the CDR (R) radiography product and to increased sales of CDR (R) warranties. In the second quarter of fiscal 2002, accuDEXA sales increased $0.1 million to $0.2 million from $0.1 million for the comparable period in fiscal 2001. CDR product sales increased $1.1 million (48%) to $3.4 million (71% of the Company's net revenues) as compared to $2.3 million (68% of the Company's net revenues) for the comparable period in fiscal 2001. The Company believes that this increase was due to increases in CDR sales by Patterson Dental Company ("Patterson"), its exclusive dealer for CDR in North America. Patterson became the Company's exclusive domestic dealer in May 2000. The Company believes that sales increases are a result of Patterson becoming more familiar with its products. CDR (R) warranty revenue for the three months ended September 30, 2001 increased $0.2 million (23%) to $1.3 million from $1.1 million for the comparable period in fiscal 2001. The Company believes that this increase was due primarily to improvements made in the implementation of its product warranty programs, including policy enforcement and timely notification of warranty-coverage expirations. Net revenues for the six months ended September 30, 2001 increased $1.0 million (10%) to $10.7 million from $9.7 million during the comparable period in fiscal 2001 for the reasons described above.

     Total cost of sales for the three months ended September 30, 2001 decreased $0.6 million (27%) to $1.8 million (36% of net revenue) from $2.4 million (71% of net revenue) for the comparable period in fiscal 2001. The decrease in the relative total cost of sales is due to several factors including lower direct and indirect labor costs, warranty expenditures, material costs and overhead costs as a result of increased manufacturing efficiency. The Company had increased its provision for excess and obsolete inventory $0.6 million during fiscal 2001. Total cost of sales for the six months end September 30, 2001 decreased $1.4 million (26%) to $4.1 million (38% of revenue) from $5.5 million (57% of revenue) for the comparable period in fiscal 2001 for the reasons described above.

     Selling and marketing expenses for the three months ended September 30, 2001 increased $0.1 million (7%) to $1.3 million (27% of net revenue) from $1.2 million (36% of net revenue) for the comparable period of fiscal 2001. This increase is principally attributable to payroll and travel expense increases, which were partially offset by reductions in advertising. Selling and marketing expenses for the six months ended September 30, 2001 decreased $0.2 million (8%) to $2.6 million (25% of net revenue) from $2.8 million (30% of net revenue) for the comparable period in fiscal 2001. The decrease is principally attributable to reductions in advertising expense.

     General and administrative expenses for the three months ended September 30, 2001, decreased $0.4 million (28%) to $0.9 million (16% of net revenue) from $1.3 million (38% of net revenue) for the comparable period of fiscal 2001. The decrease in general and administrative expenses was primarily attributable to a decrease in payroll and related costs, taxes and professional services. General and administrative expense for the six months ended September 30, 2001 decreased $0.5 million (22%) to $1.9 million (18% of net revenue) from $2.4 million (25% of net revenue) for the comparable period in fiscal 2001 for the reasons described above.

     Research and development expenses for the three months ended September 30, 2001 remained unchanged at $0.5 million (11% and 16% of net revenue in fiscal 2002 and 2001, respectively). Research and development expenses for the six months ended September 30, 2001 remained unchanged at $1.1 million (10% and 12% of net revenue in fiscal 2002 and 2001, respectively).

     Interest expense for the three months ended September 30, 2001 increased $0.3 million (151%) to $0.5 million from $0.2 million for the comparable period in fiscal 2001. The increase is attributable to the July 2001 prepayment of the $1 million secured credit facility which had been provided by Greystone Funding Corporation and the resulting write off of unamortized discounts and deferred finance charges of $0.4 million related to the prepayment. Interest expense for the six months ended September 30, 2001 increased $0.2 million (69%) to $0.8 from $0.6 million for the comparable period in fiscal 2001 for the reason described above.

     As a result of the above items, the Company's operating results improved to a net loss of $0.3 million for the three months ended September 30, 2001 as compared to a net loss of $2.3 million for the comparable period of fiscal 2001. Excluding the non-cash charges relating to the repayment of the Greystone Loan, the Company earned a proforma profit of $0.1 million for the three months ending September 30, 2001. The Company's operating results improved to a net income of $0.4 million for the six months ended September 30, 2001 as compared to a net loss of $2.8 million for the comparable period in fiscal 2001. Excluding the non-cash charges relating to the repayment of the Greystone Loan, the Company earned a proforma profit of $0.8 million for the six months ending September 30, 2001.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact this may have.

Liquidity and Capital Resources

     At September 30, 2001, the Company had $1.2 million in cash and cash equivalents and a working capital deficiency of $2.0 million, compared to $2.2 million in cash and cash equivalents and a $1.6 million working capital deficiency at March 31, 2001.

     During the six months ended September 30, 2001 cash provided by operations was $2.0 million compared to $0.7 million used in operations in fiscal 2001. Increases in cash were primarily provided by improved operating performance. The Company's capital expenditures increased $0.5 million in fiscal 2002 from $0.1 in fiscal 2001. Fiscal 2002 capital expenditures (principally leasehold improvements) were incurred in connection with Company's consolidation and relocation of its facility into a portion of its space after fiscal 2001. The Company used $2.4 million in repayment of its debt during the six months ended September 30, 2001.

     DVI Financial Services, Inc. ("DVI") has provided the Company with financing evidenced by notes payable which are secured by first priority liens on substantially all of the Company's assets. The Company issued promissory notes and security agreements that provide, in part, that the Company may not permit the creation of any additional lien or encumbrance on the Company's property or assets. The DVI Notes are due in varying installments through fiscal 2006. Interest is paid monthly at the prime rate (8% at September 30, 2001) plus 2.5%. In connection with the DVI loan, the Company prepaid $750 of outstanding principal during the first quarter of fiscal 2002. Effective August 28, 2000, DVI sold all its right, title and interest in the warrants and DVI Notes, to Greystone Funding Corporation ("Greystone").

     In December 1999, the Company entered into a Loan Agreement with Greystone to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. An initial advance of $1 million was made under the Loan Agreement. No additional funds were advanced under the Loan Agreement in excess of the initial draw of $1 million. On July 5, 2001, the Company remitted payment to Greystone in the amount of $1.05 million, repaying all outstanding advances under the Greystone Amended Loan Agreement, together with all unpaid accrued interest thereunder, and concurrently terminated said Amended Loan Agreement. Approximately $423 representing the unamortized discount and deferred financing costs relating to the Amended Loan Agreement was charged to expense in July 2001.

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

II. In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings for interim periods of fiscal 1999. Subsequent thereto, the SEC requested the voluntary production of certain documents and the Company provided the SEC with the requested materials. On August 17, 2000, the SEC served a subpoena upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company has provided the SEC with the subpoenaed materials and has cooperated fully with the SEC staff. The inquiry is in a preliminary stage and the Company cannot predict its potential outcome.

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


                                          SCHICK TECHNOLOGIES, INC.

Date: October 30, 2001                    By: /S/ David Schick
                                          David B. Schick
                                          Chief Executive Officer

                                          By: /S/ Ronald Rosner
                                          Ronald Rosner
                                          Director of Finance and Administration
                                          (Principal Financial Officer)