Form 10-Q
period 2001-12-31
SCHICK TECHNOLOGIES INC
filed 2002-02-08
CIK 1014507

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2001.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________ to
     ________________.

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

As of February 1, 2002, 10,138,922 shares of common stock, par value $.01 per share, were outstanding.

================================================================================

                            SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION:

    Item 1. Financial Statements:

            Consolidated Balance Sheets as of December 31, 2001
            (unaudited) and March 31, 2001  ............................ Page 1

            Consolidated Statements of Operations for the three and nine months ended December 31, 2001 and 2000 (unaudited)......... Page 2

            Consolidated Statements of Cash Flows for the nine
            months ended December 31, 2001 and 2000  (unaudited)........ Page 3

            Notes to Consolidated Financial Statements  (unaudited)..... Page 4

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations  ................................. Page 7

    Item 3. Quantitative and Qualitative Disclosures about Market Risk.. Page 11

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

SIGNATURES  ............................................................ Page 13

PART I.   Financial Information

Item 1.  Financial Statements

Schick Technologies, Inc.
Consolidated Balance Sheet
(In thousands, except share amounts)

                                                                                          Dec. 31            March 31,
                                                                                            2001
                                                                                          --------            --------
                                                                                         (unaudited)
Assets
Current assets
       Cash and cash equivalents                                                          $  1,151            $  2,167
       Short - term investments                                                                  4                   8
       Accounts receivable, net of allowance for
             doubtful accounts of $1,738 and $1,818 respectively                             2,572                 977
       Inventories                                                                           3,206               3,820
       Income taxes receivable                                                                  13                  21
       Prepayments and other current assets                                                    376                 176
                                                                                          --------            --------
                                        Total current assets                                 7,322               7,169
                                                                                          --------            --------
Equipment, net                                                                               3,103               3,489
Investment                                                                                      --                 815
Other assets                                                                                   909               1,173
                                                                                          --------            --------
                                        Total assets                                      $ 11,334            $ 12,646
                                                                                          ========            ========

Liabilities and Stockholders' Equity
Current liabilities
       Current maturity of long term debt                                                 $  1,911            $  2,851
       Accounts payable and accrued expenses                                                 1,470               1,801
       Accrued salaries and commissions                                                        370                 347
       Deposits from customers                                                                  58                 483
       Warranty obligations                                                                     50                 141
       Deferred revenue                                                                      3,174               3,132
                                                                                          --------            --------
                             Total current liabilities                                       7,033               8,755
                                                                                          --------            --------
Long term debt                                                                               2,569               4,080
                                                                                          --------            --------
                             Total liabilities                                               9,602              12,835
                                                                                          --------            --------
Commitments and contingencies                                                                   --                  --
Stockholders' equity (deficiency)
       Preferred stock ($0.01 par value; 2,500,000
                shares authorized; none issued and outstanding)                                 --                  --
       Common stock ($0.01 par value; 50,000,000 shares authorized:
                10,137,193 shares issued and outstanding)                                      101                 101
       Additional paid-in capital
                                                                                            42,480              42,480
       Accumulated deficit                                                                 (40,849)            (42,770)
                                                                                          --------            --------
                             Total stockholders' equity  (deficiency)                        1,732                (189)
                                                                                          --------            --------
                             Total liabilities and stockholders' equity
                             (deficiency)                                                 $ 11,334            $ 12,646
                                                                                          ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

Schick Technologies, Inc.
Consolidated Statements of Operations - (unaudited)
(In thousands, except share amounts)

                                                                        Three months ended                  Nine months ended
                                                                                            December 31,
                                                                        2001             2000             2001             2000
                                                                        ----             ----             ----             ----
Revenue, net                                                        $      7,003     $      5,391     $     17,663     $     15,024

Cost of sales                                                              2,096            2,333            6,046            7,278
Excess and obsolete inventory                                                192               --              292              552
                                                                    ------------     ------------     ------------     ------------
Total cost of sales                                                        2,288            2,333            6,338            7,830
                                                                    ------------     ------------     ------------     ------------

                  Gross profit                                             4,715            3,058           11,325            7,194
                                                                    ------------     ------------     ------------     ------------

Operating expenses:
        Selling and marketing                                              1,390            1,303            4,004            4,151
        General and administrative                                         1,012              863            2,917            3,303
        Research and development                                             548              544            1,610            1,648
        Bad debt recovery                                                     --             (354)             (43)            (354)
        Lease termination settlement                                         117               --              117               --
                                                                    ------------     ------------     ------------     ------------
                  Total operating costs                                    3,067            2,356            8,605            8,748
                                                                    ------------     ------------     ------------     ------------

                  Income (loss) from operations                            1,648              702            2,720           (1,554)
                                                                    ------------     ------------     ------------     ------------

Other income (expense)
        Other income                                                          17               --               76               --
        Interest income                                                        4                5               32               39
        Interest expense                                                    (125)            (268)            (907)            (874)
                                                                    ------------     ------------     ------------     ------------
                  Total interest and other  expense                         (104)            (263)            (799)            (835)
                                                                    ------------     ------------     ------------     ------------

                  Income (loss) before income taxes                        1,544              439            1,921           (2,389)

                  Provision for income taxes                                  --               --               --               14
                                                                    ------------     ------------     ------------     ------------

                  Net income (loss)                                 $      1,544     $        439     $      1,921     $     (2,403)
                                                                    ============     ============     ============     ============

                  Basis earnings per share                          $       0.15     $       0.04     $       0.19     $      (0.24)
                                                                    ============     ============     ============     ============
                  Diluted earnings per share                        $       0.14     $       0.04     $       0.17     $      (0.24)
                                                                    ============     ============     ============     ============
                  Weighted average common shares (basic)              10,137,193       10,137,193       10,137,193       10,135,425
                                                                    ============     ============     ============     ============
                  Weighted average common shares (diluted)            10,894,495       11,117,412       11,182,101       10,135,425
                                                                    ============     ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

Schick Technologies, Inc.
Consolidated Statements of Cash Flows - (unaudited)
(In thousands)

                                                                                           Nine months ended
                                                                                              December 31,
                                                                                              ------------
                                                                                            2001          2000
                                                                                            ----          ----
Cash flows from operating activities
Net income (loss)                                                                         $ 1,921       $(2,403)
      Adjustments to reconcile net loss to
         net cash provided by (used) in operating activities
              Depreciation and amortization                                                 1,168         1,587
              Bad debt recovery                                                               (43)         (354)
              Provision for excess and obsolete inventory                                     292           552
              Amortization of deferred financing charges                                      146            --
              Interest accretion                                                              365            36
              Gain on sale of held to maturity investment                                      (7)           --
              Changes in assets and liabilities:
                  Accounts receivable                                                      (1,399)          437
                  Inventories                                                                 322           920
                  Income taxes receivable                                                       8            82
                  Prepayments and other current assets                                       (200)          (39)
                  Other assets                                                                 --             6
                  Account payable and accrued expenses                                       (308)       (1,906)
                  Income taxes payable                                                         --            24
                  Deferred revenue                                                             42           714
                  Deposits from customers                                                    (425)         (493)
                  Warranty obligations                                                        (91)         (109)
                                                                                          -------       -------
                          Net cash provided by (used in) operating activities               1,791          (946)
                                                                                          -------       -------
Cash flows from investing activities
      Proceeds of held to maturity investments                                                 11             2
      Proceeds of liquidation of investment                                                   662            --
      Capital expenditures                                                                   (664)         (165)
                                                                                          -------       -------
                          Net cash provided by (used in) investing activities                   9          (163)
                                                                                          -------       -------
Cash flows from financing activities
      Net proceeds from issuance of common stock                                               --             3
      Payment of long term debt                                                            (2,816)           --
                                                                                          -------       -------
                          Net cash (used in) provided by financing activities              (2,816)            3
                                                                                          -------       -------

Net decrease in cash and cash equivalents                                                  (1,016)       (1,106)
Cash and cash equivalents at beginning of period                                            2,167         1,429
                                                                                          -------       -------

Cash and cash equivalents at end of period                                                $ 1,151       $   323
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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the nine months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year ending March 31, 2002.

     The consolidated financial statements of the Company, at December 31, 2001 include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Liquidity

     The Company had net profit of $1,544 and $439 for the three months ended December 31, 2001 and 2000, respectively. The Company incurred net losses of $1,638, $12,331 and $29,606 in the years ended March 31, 2001, 2000 and 1999, respectively. The Company has an accumulated deficit of $40,849 and working capital of $289 at December 31, 2001.

     During the nine months ended December 31, 2001 cash provided by operations was $1.8 million compared to $0.9 million used in operations in fiscal 2001. Increases in cash were primarily provided by improved operating performance. The Company's capital expenditures increased to $0.7 million in the first nine months of fiscal 2002 from $0.2 in fiscal 2001. The Company received $0.7 million from the liquidation of its investment in November 2001. Fiscal 2002 capital expenditures (principally leasehold improvements) were incurred in connection with Company's consolidation and relocation of its facility into a portion of its space after fiscal 2001. The Company used $2.8 million in repayment of its debt during the nine months ended December 31, 2001.

     Anticipated principal and interest payments associated with the Company's term loan over the coming 12 months are $2.2 million.

     In July 2001, a Director of the Company made a commitment ("the Commitment") to make an equity investment in the Company in the minimum amount of $1 million, subject to the approval and acceptance of the Company's Board of Directors. In December 2001 the Board of Directors declined to accept any equity investment pursuant to the Commitment and is not presently exploring supplemental or alternative financing sources.

     Based upon the Company's present operating conditions, management anticipates that it will be able to meet its financing requirements on a continuing basis. The ability of the Company to meet its cash requirements is dependent, in part, on the Company's ability to maintain adequate sales and profit levels, to satisfy warranty obligations without incurring expenses substantially in excess of related warranty revenue and to collect its accounts receivable on a timely basis. Management believes that its existing capital resources and other potential sources of credit are adequate to meet its current cash requirements. However, if the Company's cash needs are greater than anticipated the Company will be required to seek additional or alternative financing sources and could consider the reduction of certain discretionary expenses and the sale of certain assets. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

3.   Inventories

     Inventories at December 31, 2001 and March 31, 2001 are comprised of the following:

                                               December 31,       March 31,
                                                       2001            2001
                                                     ------          ------
     Raw materials                                   $2,214          $3,046
     Work-in-process                                     75             119
     Finished goods                                     917             655
                                                     ------          ------
     Total inventories                               $3,206          $3,820
                                                     ======          ======

4.   Recently Issue Accounting Standards

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

     In August 2001, the FASB issued statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," ("SFAS 144"). This statement is effective for the fiscal years beginning after December 15, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

5.   Debt

     Long-term debt at December 31, 2001 and March 31, 2001 is summarized as follows:

                                                December 31,      March 31,
                                                        2001           2001
                                                      ------         ------
     Term notes                                       $4,480         $6,296
     Secured credit facility                              --            635
                                                      ------         ------
                                                       4,480          6,931
     Less current maturities                           1,911          2,851
                                                      ------         ------
     Total long-term debt                             $2,569         $4,080
                                                      ======         ======

Term Notes

     In May 2001, the Company made a prepayment of $750 in satisfaction of a provision of the term note agreement whereby it is required to make additional principal payments equal to fifty percent of the "positive actual cash flow" as defined.

Secured Credit Facility

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

     On July 12, 2001, the Company and Greystone entered into a Termination Agreement effective as of March 31, 2001, acknowledging the repayment and surrender of the line of credit and agreeing that all the Company's obligations thereunder have been fully satisfied. The Company and Greystone further agreed, among other matters, that: (i) five million vested warrants held by Greystone and its assigns to purchase Common Stock of the Company remain in full force and effect; (ii) the Registration Rights Agreement between Greystone and the Company dated as of December 27, 1999 remains in full force and effect; and (iii) for so long as Jeffrey Slovin holds the office of President of the Company, the Company shall reimburse Greystone in the amount of $17 monthly. Effective November 1, 2001 Mr. Slovin joined the Company on a full-time basis thereby canceling this reimbursement provision of the agreement.

     Principal maturities of long-term debt are as follows:


                           Year ending December 31,
                          --------------------------
                          2002                $1,911
                          2003                 1,231
                          2004                 1,323
                          2005                    15
                                              ------

                                              $4,480
                                              ======

6.   Income Taxes

     No provision for income taxes is recorded in these financial statements since available tax carryovers exceed taxable income.

7.   Common Stock

     In December 2001 the stockholders of the Company voted to increase the authorized Common Stock to 50,000,000 shares from 25,000,000 shares.

8.   Liquidation of investment

     In November 2001 Photobit Corporation ("Photobit") was acquired by Micron Technologies, Inc. and subsequently adopted a plan of dissolution, winding up and liquidating Photobit. The Company received $662, the initial proceeds of the liquidation of its investment. A second and final distribution is to be paid in November 2002. The Company deferred recognition of gain (as much as $42) until such payment is received and has classified the balance of its investment ($153) in prepayments and other current assets.

9.   Commitments and Contingencies

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

SEC Investigation and Other

     In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings for the first, second and third quarters of fiscal year 1999. Subsequent thereto, the SEC requested the voluntary production of certain documents and the Company provided the SEC with the requested materials. On August 17, 2000, the SEC served a subpoena upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company is cooperating fully with the SEC staff and has provided responsive documents to it. In addition, investigators associated with the U.S. Attorney's Office have made inquires of certain former and current employees, apparently in connection with the same event. The inquiries are in a preliminary stage and the Company cannot predict their potential outcome.

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

Employment Contracts

     In November and December 2001, the Company entered into three-year employment contracts with its Chief Executive Officer and its President/Chief Operating Officer, respectively. Each contract provides for base salary, annual cost of living increases and incentive compensation based upon operating results as defined. The combined base compensation of both contracts amounts to $482. The contracts provide for a grant to each officer of 150,000 stock options. Fifty thousand options for each officer become exercisable on each anniversary of grant.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "believes," "may," "will likely result," "estimates," "projects," "anticipates," "expects" or similar expressions and variations thereof are intended to identify such forward-looking statements. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include risks relating to past substantial operating losses, dependence on financing, dependence on products, competition, the changing economic and competitive conditions in the medical and dental digital radiography markets, dependence on key personnel, dependence on distributors, ability to manage growth, fluctuation in results and seasonality, governmental approvals and investigations, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, need for additional financing and further risks and uncertainties, including those detailed in the Company's other filings with the Securities and Exchange Commission.

General

     The Company designs, develops and manufactures digital imaging systems for the dental and medical markets. In the field of dentistry, the Company has developed, and currently manufactures and markets, an intra-oral digital radiography system, a panoramic digital radiology system and an intra-oral camera system. The Company has also developed a bone mineral density ("BMD") assessment device to assist in the diagnosis and treatment of osteoporosis. In addition, the Company is involved in the development of a general digital radiography device for intended use in various applications. Since May 2000, the Company has distributed its dental products in North America exclusively through Patterson Dental Company. Internationally, the Company's dental products are distributed through a network of independent dealers. The Company's BMD assessment device is distributed, domestically and internationally, through a network of independent dealers.

Results of Operations

     Net revenues for the three months ended December 31, 2001 increased $1.6 million (30%) to $7.0 million from $5.4 million during the comparable period of fiscal 2001. AccuDEXA(R) represented approximately $0.1 million (2%) and CDR(R) represented approximately $6.9 million (98%) of the Company's net revenues in the third quarter of fiscal 2002 as compared to $ 0.1 million (3%) and $5.3 million (97%) in the third quarter of fiscal 2001 for accuDEXA and CDR, respectively. The Company believes that the increase in net revenue was due to increased sales of CDR products in North America (an increase of $2.4 million (122%) to $4.4 million for the three months ended December 31, 2001 from $2.0 million during the comparable period of fiscal 2001), which more than offset a decrease in sales of CDR products abroad, principally in Europe (a decrease of $0.8 million (-40%) to $1.2 million for the three months ended December 31, 2001 from $2.0 million during the comparable period of fiscal 2001). CDR warranty revenue for the three months ended December 31, 2001 increased $0.1 million (8%) to $1.3 million from $1.2 million for the comparable period in fiscal 2001. Net revenues for the nine months ended December 31, 2001 increased $2.7 million (18%) to $17.7 million from $15.0 million during the comparable period of fiscal 2001 primarily for the reasons described above.

     Total cost of sales for the three months ended December 31, 2001 was $2.3 million, unchanged from the comparable period of fiscal 2001 (33% and 43% of net revenues in fiscal 2002 and 2001, respectively). The decrease in the relative total cost of sales for the third quarter of fiscal 2002 is due to several factors including increased product yield and improved production efficiency and product mix. Additionally, warranty expenditures, and material costs, decreased and facilities utilization increased. Rent and overhead costs decreased due to the April 2001 reduction in plant and facilities. These improvements more than offset the increases in labor, supplies, royalties and the provision for excess and obsolete inventory. Total cost of sales for the nine months ended December 31, 2001 decreased $1.5 million (19%) to $6.3 million (36% of net revenues) from $7.8 million (52% of net revenues) during the comparable period of fiscal 2001. The provision for excess and obsolete inventory for the nine months ended December 31, 2001 decreased by $0.3 million (47%) to $0.3 million (2% of net revenues) from $0.6 million (4% of revenues) during the comparable period of fiscal 2001. Charges to excess obsolete reserves result from the accuDEXA product.

     Selling and marketing expenses for the three months ended December 31, 2001 increased $0.1 million (7%) to $1.4 million (20% of net revenues) from $1.3 million (24% of net revenues) for the comparable period of fiscal 2001. Decreases in payroll, printing, postage and telephone expenses were offset by increases in consultants and creative development. Selling and marketing expenses for the nine months ended December 31, 2001, decreased $0.2 million (5%) to $4.0 million (23% of net revenues) from $4.2 million (28% of net revenues) during the comparable period of fiscal 2001.

     General and administrative expenses for the three months ended December 31, 2001, increased $0.1 million (17%) to $1.0 million (14% of net revenues) from $0.9 million (9% of net revenues) for the comparable period of fiscal 2001. General and administrative expenses for the nine months ended December 31, 2001, decreased $0.4 million (14%) to $2.9 million (17% of net revenues) from $3.3 million (20% of net revenues) during the comparable period of fiscal 2001. The increase in general and administrative expenses for the three months ended December 31, 2001 was attributable primarily to an increase in payroll and related costs, and reflects a change in the Company's vacation policy in the prior year which reduced vacation expense by $0.2 million in fiscal 2001.

     Research and development expenses for the three months ended December 31, 2001 remained unchanged from the comparable period of fiscal 2001, at $0.5 million (8% and 10% of net revenues in fiscal 2002 and 2001, respectively). Research and development expenses for the nine months ended December 31, 2001 remained unchanged from the comparable period of fiscal 2001, at $1.6 million (9% and 11% of net revenues in fiscal 2002 and 2001, respectively).

     Interest expense for the three months ended December 30, 2001 decreased $0.2 million (53%) to $0.1 million from $0.3 million for the comparable period in fiscal 2001. The decrease results from the prepayment of the $1 million in borrowings outstanding under the secured credit facility provided by Greystone Funding Corporation ("Greystone"), the reduction of principal in the term loan and the reduction of interest rates due to Federal Reserve action during the period. Interest expense for the nine months ended December 31, 2001 is unchanged at $0.9 million from fiscal 2001. The July 2001 prepayment of the $1 million outstanding under the Greystone secured credit facility and the resulting write off of unamortized discounts and deferred finance charges of $0.4 million related to the prepayment had offsetting effects.

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair-value-based test.

     The Company will continue to amortize under its current method until April 1, 2002. Thereafter, annual goodwill and quarterly goodwill amortization of $107 and $27 respectively, will no longer be recognized. By September 30, 2002, the Company will perform a transitional fair-value-based impairment test and if the fair value is less than the recorded value at April 1, 2002, the Company will record an impairment loss in the June 30, 2002 quarter, as a cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," ("SFAS 144"). This statement is effective for the fiscal years beginning after December 15, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

Liquidity and Capital Resources

     At December 31, 2001, the Company had $1.2 million in cash and cash equivalents and working capital of $0.3 million, compared to $2.2 million in cash and cash equivalents and $1.6 million in working capital deficiency at March 31, 2001.

     During the nine months ended December 31, 2001, cash provided by operations was $1.8 million compared to $0.9 million used in operations during the comparable period of fiscal 2001. The improvement in cash provided by operations is primarily attributable to the Company's operating profit and addition of non cash expense and reduction of the Company's inventory, partially offset by increases in accounts receivable and reduction of accounts payable and deposits from customers and warranty reserves. Accounts receivable increased from $1.0 million at March 31, 2001 to $2.7 million at December 31, 2001 due to increased sales. The decrease in inventory of $0.6 million from $3.8 million at March 31, 2001 to $3.2 million at December 31, 2001 is primarily attributable to planned reductions and an increase in the reserve for excess and obsolete inventory.

     The Company's capital expenditures during the nine-month period ended December 31, 2001 amounted to $0.7 million. Fiscal 2002 capital expenditures (principally leasehold improvements) were incurred in connection with Company's consolidation and relocation of its facility into a portion of its space after fiscal 2001. The Company received $0.7 million from the liquidation of its investment in November 2001. The Company used $2.8 million in repayment of its debt during the nine months ended December 31, 2001.

     DVI Financial Services, Inc. ("DVI") provided the Company with financing evidenced by term notes payable which are secured by first priority liens on substantially all of the Company's assets. The Company issued promissory notes and security agreements that provide, in part, that the Company may not permit the creation of any additional lien or encumbrance on the Company's property or assets. The DVI Notes are due in varying installments through fiscal 2006. Interest is paid monthly at the prime rate (4-3/4% at December 31, 2001) plus 2.5%. In connection with the DVI loan, the Company prepaid $750 of outstanding principal during the first quarter of fiscal 2002 in satisfaction of a prepayment provision of that Agreement. Effective August 28, 2000, DVI sold all its right, title and interest in the warrants and DVI Notes, to Greystone.

     In December 1999, the Company entered into a Loan Agreement with Greystone to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. An initial advance of $1 million was made under the Loan Agreement. No additional funds were advanced under the Loan Agreement in excess of the initial draw of $1 million. On July 5, 2001, the Company remitted payment to Greystone in the amount of $1.05 million, repaying all outstanding advances under the Loan Agreement, together with all unpaid accrued interest thereunder, and concurrently terminated the Loan Agreement. Approximately $423 representing the unamortized discount and deferred financing costs relating to the Loan Agreement was charged to expense in July 2001.

     On July 12, 2001, the Company and Greystone entered into a Termination Agreement effective as of March 31, 2001, acknowledging the repayment and termination of the Loan Agreement and agreeing that all of the Company's obligations thereunder have been fully satisfied. The Company and Greystone further agreed, among other matters, that: (i) five million warrants held by Greystone and its assigns to purchase Common Stock of the Company remain in full force and effect; (ii) the Registration Rights Agreement between Greystone and the Company dated as of December 27, 1999 remains in full force and effect; and
(iii) for so long as Jeffrey Slovin holds the office of President of the Company, the Company shall reimburse Greystone in the amount of $17 thousand monthly. On November 1, 2001 Mr. Slovin joined the Company on a full- time basis, thereby canceling this reimbursement provision of the agreement.

     In July 2001, a Director of the Company made a commitment (the "Commitment") to make an equity investment in the Company in the minimum amount of $1 million, subject to the approval and acceptance of the Company's Board of

Directors. In December 2001 the Board of Directors declined to accept any equity investment pursuant to the Commitment.

     Based upon the Company's present operating conditions, management anticipates that it will be able to meet its financing requirements on a continuing basis. The ability of the Company to meet its cash requirements is dependent, in part, on the Company's ability to maintain adequate sales and profit levels, to satisfy warranty obligations without incurring expenses substantially in excess of related warranty revenue and to collect its accounts receivable on a timely basis. Management believes that its existing capital resources and other potential sources of credit are adequate to meet its current cash requirements. However, if the Company's cash needs are greater than anticipated the Company will be required to seek additional or alternative financing sources and could consider the reduction of certain discretionary expenses and the sale of certain assets. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

Critical Accounting Policies

     Accounting policies that management believes are most critical to the Company's financial condition and operating results pertain to the valuation of accounts receivable, inventory and goodwill and revenue recognition. In deriving accounting estimates management considered available information and exercised reasonable judgment. However actual results could differ from these estimates.

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

     Not Applicable.

Item 3.  Defaults Upon Senior Securities

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on December 20, 2001.

     (b) The following matter concerning the election of a Director was voted upon at the Annual Meeting with the accompanying result:

Election of Director:
--------------------
                                                                 Number of Votes
                                       Number of Votes For    Withheld Authority
                                                 ---------         -------------
          Jeffrey T. Slovin                      8,942,133               190,921
          (New term expires in 2004)

     The other directors of the Company will continue in office for their existing terms, as follows: Euval Barrekette and Jonathan Blank serve in the class whose term expires in 2002 and Allen Schick and David Schick serve in the class whose term expires in 2003. Robert Barolak's tenure as a Director of the Corporation terminated as of the Annual Meeting. Following said Annual Meeting, the Corporation's Board of Directors is to consist of five Directors. Upon the expiration of the term of a class of Directors, the member or members of such class will be elected for three-year terms at the annual meeting of stockholders held in the year in which such term expires.

     (c) The following additional matters were voted upon at the meeting held on December 20, 2001 with the following results:

1. Approval of the proposal to amend the Company's Certificate of Incorporation to increase the number of shares of the Company's common stock issuable thereunder from 25,000,000 to 50,000,000:

         Number of votes for:                8,351,090
         Number of votes against:              645,599
         Number of abstentions:                136,365

2. Ratification of the selection of Grant Thornton LLP as the Company's independent accountants for the fiscal year ending March 31, 2002:

         Number of votes for:                9,028,528
         Number of votes against:               22,168
         Number of abstentions:                 82,360

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.36  Employment Agreement between Schick  Technologies,  Inc. and Jeffrey
            T. Slovin, dated November 9, 2001

     10.37 Employment Agreement between Schick Technologies, Inc. and David Schick, dated December 20, 2001

(b)  Reports on Form 8-K

          None.


                            SCHICK TECHNOLOGIES, INC.

                                    SIGNATURE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SCHICK TECHNOLOGIES, INC.

Date: February 1, 2002              By: /S/ David B. Schick
                                    David B. Schick
                                    Chief Executive Officer

                                    By: /S/ Ronald Rosner
                                    Ronald Rosner
                                    Director of Finance
                                    (Principal Financial and Accounting Officer)