Form 10-K
period 2002-03-31
SCHICK TECHNOLOGIES INC
filed 2002-06-17
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition period from       to

                        Commission file number 000-22673

                            SCHICK TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                 11-3374812
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)                 Identification No.)

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

                       Yes |X|               No |_|

   Indicate by check mark if disclosure of delinquent filers pursuant to Item
    405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
                        amendment to this Form 10-K. |_|

                                   ----------

    The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 6, 2002 was approximately $20,685,491. Such aggregate market value is computed by reference to the closing sale price of the Common
                              Stock on such date.

    As of June 6, 2002, the number of shares outstanding of the Registrant's
             Common Stock, par value $.01 per share, was 10,144,520

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                Table of Contents

Item of Form 10-K                                                           Page
--------------------------------------------------------------------------------

Part I
         Item 1.  Business ...............................................     1
         Item 2.  Properties .............................................    10
         Item 3.  Legal Proceedings ......................................    10
         Item 4.  Submission of Matters to a Vote of Security Holders ....    11

Part II
         Item 5.  Market for the Registrant's Common Equity and Related
                  Stockholder Matters ....................................    11
         Item 6.  Selected Financial Data ................................    12
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................    13
         Item 7A. Quantitative and Qualitative  Disclosures About Market
                  Risk ...................................................    19
         Item 8.  Financial Statements and Supplementary Data ............    19
         Item 9.  Changes in and Disagreements with Accountants
                  On Accounting and Financial Disclosure .................    19

Part III
         Item 10. Directors and Executive Officers of the Registrant .....    19
         Item 11. Executive Compensation .................................    23
         Item 12. Security Ownership of Certain Beneficial Owners And
                  Management .............................................    26
         Item 13. Certain Relationships and Related Transactions .........    28

Part IV
         Item 14. Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K ...............................................    F1

PART I

ITEM 1. BUSINESS

      Schick Technologies, Inc. (the "Company") designs, develops and manufactures innovative digital radiographic imaging systems and devices for the dental and medical markets. The Company's products, which are based on proprietary digital imaging technologies, create instant high-resolution radiographs with reduced levels of radiation.

      In the field of dentistry, the Company's products include the CDR(R) computed dental radiography imaging system, introduced in March 1994. The CDR system, a leading product in its field, uses an intra-oral sensor to produce instant, full size, high-resolution dental x-ray images on a color computer monitor without film or the need for chemical development, while reducing the radiation dose by up to 80% or more as compared with conventional x-ray film. The Company also manufactures and sells the CDRCam(R) 2000, an intra-oral camera which fully integrates with the CDR system, and the CDRPan(TM), a digital panoramic imaging device. In addition, the Company is developing other products and devices for the dental field, as well as updated versions of its current products.

      In the field of medical radiography, the Company manufactures and sells the accuDEXA(R) bone densitometer, a low-cost and easy-to-operate device for the assessment of bone mineral density and fracture risk. Additionally, the Company has commenced development of a general purpose digital radiography device for various intended uses, including cephalometric imaging.

      The Company's core products are based primarily on its proprietary active-pixel sensor ("APS") imaging technology. In addition, certain of the Company's products are based upon its proprietary enhanced charged-coupled-device ("CCD") imaging technology. APS allows the fabrication of large-area imaging devices with high resolution at a fraction of the cost of traditional technologies. APS technology, developed by the California Institute of Technology and initially licensed to Photobit Corporation, is licensed to Micron Technology, Inc.; it is sublicensed to the Company for a broad range of health care applications.

      The Company's objective is to be the leading provider of high resolution, low-cost digital radiography products. The Company plans to leverage its technological advantage in the digital imaging field to penetrate a broad range of diagnostic imaging markets. The Company believes that its proprietary technologies and expertise in electronics, imaging software and advanced packaging may enable it to compete successfully in these markets. Key elements of the Company's strategy include (i) expanding market leadership in dental digital radiography through expanded sales channels, further product enhancements and strategic distribution agreements; (ii) broadening the marketing of accuDEXA(R) to the medical market through increased marketing activities; (iii) introducing new products based on patented and proprietary APS technology for other medical and industrial applications; and (iv) enhancing international distribution channels for existing and new products.

      The Company's business was founded in 1992 and it was incorporated in Delaware in 1997. On July 7, 1997, the Company completed an initial public offering of its Common Stock. Proceeds to the Company after expenses of the offering were approximately $33,508,000.

      The Company's offices are located at 30-00 47th Avenue, Long Island City, New York 11101. The Company's telephone number is (718) 937-5765, and its website address is http://www.schicktech.com.

PRODUCTS/INDUSTRY

      Digital Imaging

      X-ray imaging, or radiography, is widely used as a basic diagnostic technique in a broad range of medical applications. To produce a conventional radiograph, a film cassette is placed behind the anatomy to be imaged. A generator, which produces high-energy photons known as x-rays, is positioned opposite the film cassette. The transmitted x-rays pass through soft tissue, such as skin and muscle, and are absorbed by harder substances, such as bone. These x-rays then form a latent image upon the film. After exposure, the film is passed through a series of chemicals and then dried.

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

      Dental Imaging

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

      The Company believes that dentists have a particularly strong motivation to adopt digital radiography. Radiographic examinations are an integral part of routine dental checkups and the dentist is directly involved in the film development process. The use of digital radiography eliminates delays in film processing, thus increasing the dentist's potential revenue stream and efficiency, and reduces overhead expenses. The use of digital radiography also allows dentists to more effectively communicate diagnosis and treatment plans to patients, which the Company believes has the potential to increase the rate of patients' treatment acceptance and resulting revenues. Finally, the radiation dosage required to produce an intra-oral dental x-ray, which is high when compared with other medical radiographs, can be reduced by up to 80% or more through the use of digital radiography.

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

      The Company manufactures digital sensors in three sizes which correspond to the three standard sizes of conventional dental x-ray film. Size 0 measures 31 x 22 x 5mm and is designed for pediatric use; size 1 measures 37 x 24 x 5mm and is designed for taking anterior dental images; and size 2 measures 43 x 30 x 5mm and is designed for taking bitewing images. All of the Company's CDR(R) sensors can be sterilized using cold solutions or gas. The typical CDR(R) configuration includes a computer, display monitor and size 2 digital sensor.

      The Company began selling its intra-oral camera, the CDRCam(R), in early 1997 and introduced the CDRCam(R) 2000, a redesigned version of the product, in November 1999. CDRCam(R) fully integrates with the CDR(R) system to provide color video images of the structures of the mouth. Since their introduction in 1991, intra-oral cameras have become widely accepted as a dental communication and presentation tool. CDRCam(R) is "ETL Listed". "ETL" is a North American Safety Mark indicating compliance with safety standard UL-2601-1.

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

      Until recently, osteoporosis was considered neither treatable nor preventable. Because recognized treatments are now available and because osteoporosis may be preventable if detected in its early stages, the demand for BMD diagnostic equipment has significantly increased. Because of the large population segment which could benefit from BMD testing, the Company believes that there is a need for a practical, instant, cost effective, precise, compact and easy-to-use BMD testing device for the primary care physician. Primary care physicians consist of internal medicine, family, geriatric and OB/GYN practices. These practices represent approximately 172,000 potential testing sites in the United States alone. Traditional BMD assessment devices have been large, costly and difficult to operate, and are primarily found in large hospitals and diagnostic imaging centers. It is estimated that in 2000, there were approximately 7,500 such BMD assessment devices in use in the United States.

      The Company's accuDEXA(R) device is an innovative BMD assessment device to assist doctors in the diagnosis of low bone density and prediction of fracture risk. The Company believes that this low-cost and precise diagnostic tool assesses BMD more quickly, accurately and easily than any comparable product currently on the market, while using a minimal radiation dosage. It is a point-of-treatment tool, designed for use by primary care physicians as an integral part of a patient's regular physical examination. In December 1997, the Company received clearance from the United States Food and Drug Administration ("FDA") for the general use and marketing of the accuDEXA(R) as a BMD assessment device; in June, 1998, the FDA granted the Company additional clearance for its marketing of the accuDEXA(R) as a predictor of fracture risk.

      Based on APS technology, accuDEXA(R) is a small self-contained unit capable of instantly assessing the BMD of a specific portion of the patient's hand, a relative indicator of BMD elsewhere in the body. This device is the first BMD assessment instrument that is virtually automatic, requiring little operator intervention or interfacing other than the entry of relevant patient data into a built-in touch sensitive LCD screen. The device requires no external x-ray generator or computer and it exposes the patient to less than 1% of the radiation of a single conventional chest x-ray. To perform a test using the accuDEXA(R), the patient places his or her hand into a position and, upon activation by the operator, the device automatically emits two low-dosage x-ray pulses. The patient's bone density and fracture risk information is displayed on the screen in less than 30 seconds. The accuDEXA(R) is "ETL Listed". "ETL" is a North American Safety Mark indicating compliance with safety standard UL-2601-1.

      Cephalometric Digital Radiography

      The Company is also developing an 8"x 10" general-purpose digital radiography sensor for various intended uses, including cephalometric (i.e., skull) imaging. Management currently believes that the unit will be available for sale by mid-2003 pending clearance by the FDA. There can be no assurance that the Company will file for such clearance or that the FDA will grant such clearance. See "Business -- Government Regulation."

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

DEPENDENCE ON CUSTOMERS

      During fiscal 2002, Patterson Dental Company accounted for annual sales by the Company of $9.9 million or 41% of annual sales. During fiscal 2001, Patterson Dental Company and RoSCH AG Medizintechnik accounted for annual sales by the Company of $4.5 million and $3.0 million, or 21% and 14%, respectively, of annual sales. During fiscal 2000, a single customer, Henry Schein, Inc., accounted for annual sales by the Company of $2.6 or 12% of annual sales. During fiscal 2002, 2001 and 2000, respectively, sales of approximately $6.2 million, $8.1 million and $6.5 million were made to foreign customers.

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

      The Company seeks to protect its intellectual property through a combination of patent, trademark and trade secret protection. The Company's future success will depend in part on its ability to obtain and enforce patents for its products and processes, preserve its trade secrets and operate without infringing the proprietary rights of others.

      Patents

      The Company has an active corporate patent program, the goal of which is to secure patent protection for its technology. The Company currently has issued United States patents for an 'Intra-Oral Sensor For Computer Aided Radiography', U.S. Patent No. 5,434,418, which expires on October 16, 2012; a 'Large Area Image Detector', U.S. Patent No. 5,834,782, which expires on November 20, 2016; a 'Method and Apparatus for Measuring Bone Density', U.S. Patent No. 5,852,647, which expires on September 24, 2017; an 'Apparatus for Measuring Bone Density Using Active Pixel Sensors', U.S. Patent No. 5,898,753, which expires on June 6, 2017; a 'Dental Imaging System with Lamps and Method', U.S. Patent No. 5,908,294, which expires on June 12, 2017; an 'X-ray Detection System Using Active Pixel Sensors', U.S. Patent No. 5,912,942, which expires on June 6, 2017; a 'Dental Imaging System with White Balance Compensation', U.S. Patent No. 6,002,424, which expires on June 12, 2017; 'Dental Radiography Using an Intraoral Linear Array Sensor,' U.S. Patent No. 5,995,583, which expires on November

13, 2016; a 'Method for Reading Out Data from an X-Ray Detector,' U.S. Patent No. 6,069,935, which expires on June 6, 2017; and a 'Filmless Dental radiography System Using Universal Serial Bus Port', U.S. Patent No. 6,134,298, which expires on August 7, 2018. In addition, the Company is the licensee of U.S. Patent No. 5,179,579, for a 'Radiograph Display System with Anatomical Icon for Selecting Digitized Stored Images', under a worldwide, non-exclusive, fully paid license. The Company also has U.S. and foreign patent applications currently pending.

      The Company is the exclusive sub-licensee for use in medical radiography applications of certain patents, patent applications and other know-how (collectively, the "Intellectual Property") related to complementary metal oxide semiconductor ("CMOS") active pixel sensor technology (the "APS Technology"), which was developed by the California Institute of Technology and licensed to Photobit Corp. from which the Company obtained its sub-license. Photobit was subsequently acquired by Micron Technology, Inc., which continues to sublicense the CMOS Intellectual Property to the Company. The Company's exclusive rights to such technology are subject to government rights to use, noncommercial educational and research rights to use by California Institute of Technology and the Jet Propulsion Laboratory, and the right of a third party to obtain a nonexclusive license from the California Institute of Technology with respect to such technology. The Company believes that, as of the date of this filing, except for such third party's exercise of its right to obtain a nonexclusive license to use APS Technology in a field other than medical radiography, none of the foregoing parties have given notice of their exercise of any of their respective rights to the APS Technology. There can be no assurance that this will continue to be the case, and any such exercise could have a material adverse effect on the Company. Additionally, the agreement between the Company and Photobit Corp. requires, among other things, that the Company use all commercially reasonable efforts to timely introduce, improve and market and distribute licensed products. There can be no assurance that the Company will comply with its obligations under its agreement with Photobit Corp. Any such failure to comply could have a material adverse effect on the Company.

      Trademarks

      The Company has obtained trademark registrations from the United States Patent and Trademark Office for the marks (i) "CDR" for its digital dental radiography product; (ii) "CDRCam" (both textual and stylized) for its intra-oral camera (iii) "QuickZoom" (both textual and stylized) for a viewing feature in its digital dental radiography product; (iv) "accuDEXA" for its BMD assessment product; v) "CDR Discovery" for its x-ray generating product and (vi) "CDRPan" for its panoramic digital dental radiography product. In addition, the Company has common-law trademark rights in several other names it uses commercially in connection with its products.

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

      If a product does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is a Class III device), the FDA must approve a Pre-Market Approval ("PMA") application before marketing can begin. PMA applications must demonstrate, among other things, that the medical device is safe and effective. A PMA application is typically a complex submission that includes the results of clinical studies. Preparation of such an application is a detailed and time-consuming process. Once a PMA application has been submitted, the FDA's review process may be lengthy and include requests for additional data. By statute and regulation, the FDA may take 180 days to review a PMA application, although such time may be extended. Furthermore, there can be no assurance that the FDA will approve a PMA application.

      In February 1994, the FDA cleared the Company's 510(k) application for general use and marketing of the CDR(R) system. In November 1996, the FDA cleared the Company's 510(k) application for general use and marketing of the CDRCam(R). In December 1997, the FDA cleared the Company's 510(k) application for general use and marketing of accuDEXA(R). On June 4, 1998, the FDA granted the Company additional clearance to market accuDEXA(R) as a predictor of fracture risk. In December 1998, the FDA cleared the Company's 510(k) application for CDRPan(TM). The Company has not yet submitted a 510(k) application for its general-purpose digital radiography sensor. There can be no assurance that the Company will submit such application or that it will obtain FDA clearance for such products.

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

      The Company must obtain certain approvals by and marketing clearances from governmental authorities, including the FDA and similar health authorities in foreign countries, to market and sell its products in those countries. The FDA regulates the marketing, manufacturing, labeling, packaging, advertising, sale and distribution of "medical devices", as do various foreign authorities in their respective jurisdictions. The FDA enforces additional regulations regarding the safety of equipment utilizing x-rays. Various states also impose similar regulations.

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

      The Company is currently developing new products for the dental and medical markets. The Company expects to file 510(k) applications with the FDA in connection with its future products. There can be no assurance that the Company will file such 510(k) applications and/or will obtain pre-market clearance for the digital radiography sensors or any other future products, or that in order to obtain 510(k) clearance, the Company will not be required to submit additional data or meet additional FDA requirements that may substantially delay the 510(k) process and result in substantial additional expense. Moreover, such pre-market clearance, if obtained, may be subject to conditions on the marketing or manufacturing of the digital radiography sensors which could impede the Company's ability to manufacture and/or market the product. There can be no assurance that the general-purpose digital radiography sensor or any other products which may be developed by the Company will be approved by or receive marketing clearance from applicable governmental authorities. If the Company is unable to obtain regulatory approval for and market new products and enhancements to existing products, it will have a material adverse effect on the Company.

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

      Distribution of the Company's products in countries other than the United States may be subject to regulations in those countries. These regulations vary significantly from country to country; the Company typically relies on its independent distributors in such foreign countries to obtain the requisite regulatory approvals. The Company's products bear the "CE mark", necessary for the marketing of its products in the member countries of the European Union. The "CE mark" is a European Union symbol of adherence to quality assurance standards and compliance with the European Union's Medical Device Directives. The Company has developed and implemented a quality assurance program in accordance with the guidelines of the International Quality Standard, ISO 9001. In August 1998, the Company was granted ISO 9001 certification. The Company's current products also comply with the requirements for the "U.L." 2601-1 (U.S.A.) and "CSA" (Canada) standards and bear the "ETL" mark indicating such compliance.

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

RESEARCH AND DEVELOPMENT

      During fiscal 2002, 2001 and 2000, research and development expenses were $2.2 million, $2.2 million, and $2.8 million, respectively.

BACKLOG

      The backlog of orders was approximately 0.5 million, $0.5 million and $2.0 million at June 1, 2002, 2001 and 2000, respectively. Such figures include approximately 0.4 million, $0.1 million and $0.6 million of orders on hold pending credit approval at June 1, 2002, 2001 and 2000, respectively. Orders included in backlog may generally be cancelled or rescheduled by customers without significant penalty.

EMPLOYEES

      As of June 7, 2002, the Company had 127 full-time employees, engaged in the following capacities: sales and marketing (29); general and administrative
(25); operations (55); and research and development (18). The Company believes that its relations with its employees are good. No Company employees are represented by a labor union or are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages due to labor disputes.

SALES AND MARKETING

      Dental Products

      In April 2000, the Company and Patterson Dental Company ("Patterson") entered into an exclusive distribution agreement and, as of May 1, 2000, the Company began marketing and selling its CDR(R) dental products in the United States and Canada through Patterson. The Company believes that Patterson is one of the largest distributors of dental products in North America, with more than 1,000 field sales personnel in the U.S. and Canada. In addition, the Company has an in-house sales program which focuses on universities and continuing education programs. As of March 31, 2002, CDR(R) had been sold to 47 of the 54 dental schools in the United States. The Company also employs a government sales program to sell directly to the Armed Services, Veterans Administration hospitals, United States Public Health Service and other government-sponsored health institutions.

      The Company employs 19 area sales managers ("ASM"s) located throughout the United States and one in Canada to interface with and assist Patterson in its sales effort. Two individuals, based at the Company's corporate offices in New York, manage the ASM staff. In addition, a sales and marketing support staff of 3 individuals, also based at the Company's offices in New York, supports the sales managers and the ASM's by planning events and developing promotional and marketing materials.

      In the international market, the Company sells the CDR(R) system via independent regional distributors. There are currently approximately 30 independent CDR(R) dealers, covering about 40 countries. A dedicated in-house staff, as well as 3 individuals based in Europe, Latin America and Canada, provide the foreign distributors with materials, sales support, technical assistance and training, both in New York and abroad.

      The Company's goal is to utilize its leading position in the industry, secure as many productive sales channels as possible and to penetrate additional segments of the international market.

      BMD/Fracture Risk Assessment

      The Company currently sells the accuDEXA(R) primarily through a network of manufacturer representatives. To date, accuDEXA(R) sales have taken place primarily within the United States, with a relatively small number of sales abroad. The primary end-users for accuDEXA(R) are primary care physicians, including OB/GYN practices, and osteopathic and geriatric specialists.

      Pharmaceutical companies are currently involved in wide-scale osteoporosis education and awareness programs targeted at physicians. A number of such companies, including Novartis Pharma AG, Wyeth-Ayerst Laboratories, Eli Lilly Co., Merck & Co. and Procter & Gamble, currently have FDA-approved therapies for the treatment of osteoporosis. The Company believes that several other companies, including Boehringer-Mannheim GmbH, Sanofi-Synthelabo, Inc. and Pfizer Inc., have additional products that are currently in clinical trials. The Company expects that the efforts of pharmaceutical companies to develop medicines and treatment programs will result in the expansion of doctors' involvement in initial screening and routine management of osteoporosis, thereby increasing the market for BMD assessment devices. The Company intends to capitalize on these efforts both in the United States and abroad.

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

      Dental Products

      A number of companies currently sell intra-oral digital dental sensors. These include Provisions Dental Systems, Inc., Sirona Dental Systems and Cygnus Imaging, Inc. In addition, Dentsply International and Soredex Corporation sell a storage-phosphor based intra-oral dental system. The Company believes that the CDR(R) system has thus far competed successfully against other products. If other companies enter the digital radiography field, it may result in a significantly more competitive market in the future. Several companies are involved in the manufacture and sale of intra-oral cameras, including Dentsply International Inc., Henry Schein Co., Ultra-Cam and Air Technics. Several companies, including Sirona, Signet, Instrumentarium Imaging and Planmeca manufacture digital panoramic dental devices. Of those, only the device manufactured by Signet is designed to be incorporated into existing conventional panoramic devices.

      BMD/Fracture Risk Assessment

      Two other companies, GE Lunar Corporation and Norland Medical Systems, Inc., are currently marketing peripheral dual-X-Ray-absorptiometry (DXA) BMD densitometers. Several companies including GE Lunar, Hologic, Inc. and Norland are marketing peripheral ultrasound devices. A number of other companies market other devices including ones which assess hand densitometry. Two companies, Ostex International Inc. and Quidel Corp., Inc., have developed biochemical markers which indicate the rate at which the body is resorbing (i.e., breaking down) bone.

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

ITEM 2. PROPERTIES

      The Company presently leases approximately 50,000 square feet of space in Long Island City, New York. This space houses the Company's executive offices, sales and marketing headquarters, research and development laboratories and production and shipping facilities. The Company believes that such space will be adequate for its needs for the foreseeable future.

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

      On May 23, 2000, the Company entered into an agreement in principle with the plaintiffs for the settlement of the class action lawsuit, as reflected in a Memorandum of Understanding. On June 5, 2001, a Stipulation of Settlement was executed, under which all claims against the Company and the Individual Defendants were to be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the settlement agreement called for payment to the Plaintiffs, for the benefit of the class, of the sum of $3.4 million. The settlement amount will be paid in its entirety by the Company's insurance carrier and is not expected to have any material impact on the financial results of the Company.

      In an Order and Final Judgment entered by the Court on February 12, 2002, the terms of the settlement were approved by the Court and the Complaint was dismissed with prejudice.

      II. In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings for interim periods of fiscal 1999. Subsequent thereto, the SEC requested the voluntary production of certain documents and the Company provided the SEC with the requested materials. On August 17, 2000, the SEC served a subpoena upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company provided the SEC with the subpoenaed materials.

The Company has been informed that since January 2002 the SEC and the United States Attorney's Office for the Southern District of New York have served subpoenas upon and/or contacted certain individuals, including current and former officers and employees of the Company, and a current Director, in connection with this matter. On June 13, 2002, the Company was advised by counsel to David Schick, the Company's Chief Executive Officer, that the United States Attorney's Office for the Southern District of New York had recently notified such counsel that Mr. Schick was a target of the United States Attorney's investigation of this matter. The Company has cooperated fully with the SEC staff and U.S. Attorney's Office, and intends to continue such cooperation. The Company cannot predict the potential outcome of the inquiry.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

      The Company's Common Stock began trading on The Nasdaq National Market under the symbol "SCHK" on July 1, 1997. Prior to such date, there was no established public trading market for the Company's Common Stock. From September 15, 1999, following the Company's delisting from the Nasdaq National Market, as described below, to January 29, 2002, there was no established trading market for the Company's stock, which traded in the over-the-counter market. Since January 30, 2002, the Company's Common Stock has been traded on the over-the-counter Bulletin Board.

      By letter dated September 15, 1999, the Nasdaq Stock Market's Listing Qualifications Panel (the Panel") advised the Company that the Company's Common Stock would no longer be listed on the Nasdaq National Market effective with the close of business on September 15, 1999. The Panel's action was based on the Company's inability to timely file its Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and Form 10-Q for the quarter ended June 30, 1999, as well as the revenue recognition and sales practices which had been the subject of an investigation by the Audit Committee of the Company's Board of Directors and had led to the filing delays and the need for the restatement of the Company's financial reports. The Company timely requested a review of this decision and, on May 25, 2000, the Nasdaq Listing and Hearing Review Council informed the Company of its determination to affirm the Panel's decision.

      The following table sets forth, for the periods indicated, the high and low closing bid prices of the Company's Common Stock in the over-the-counter market through January 29, 2002, as reported on the "pink sheets" published by Pink Sheets LLC (formerly known as National Quotation Bureau LLC), and the high and low bid prices of the Company's Common Stock as quoted on the over-the-counter Bulletin Board commencing January 30, 2002.

      Fiscal Year Ended March 31, 2001                  High                Low
      --------------------------------                 ------              -----
      First Quarter                                    $2.625              $1.25
      Second Quarter                                    1.625               1.15
      Third Quarter                                      1.30               0.40
      Fourth Quarter                                     1.15               0.42

      Fiscal Year Ended March 31, 2002                  High                Low
      --------------------------------                 ------              -----
      First Quarter                                      1.05               0.70
      Second Quarter                                     1.05               0.55
      Third Quarter                                      1.06               0.51
      Fourth Quarter (through January 29, 2002)          2.15               1.07
      Fourth Quarter (commencing January 30,2002)        2.40               1.50

      On June 6, 2002, the closing bid and asked prices per share of the Company's Common Stock, as quoted on the over-the-counter Bulletin Board, were $2.80 and $3.00 per share, respectively. Such prices represent quotations between dealers, without dealer mark-up, markdown or commission, and may not represent actual transactions. On June 4, 2002, there were 192 holders of record of the Company's Common Stock. However, the Company believes that the number of beneficial owners of such stock is substantially higher.

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

      The following table sets forth the following information, as of March 31, 2002, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance: the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of such options, warrants and rights; and, other than the securities to be issued upon the exercise of such options, warrants and rights, the number of securities remaining available for future issuance under the plan.

      -------------------------------------------------------------------------------------------
                                     (a)                  (b)                (c)
      -------------------------------------------------------------------------------------------
      Plan category                  Number of                               Number of securities
                                     securities to be                        remaining available
                                     issued upon          Weighted-average   for future issuance
                                     exercise of          exercise price     under equity
                                     outstanding          of outstanding     compensation
                                     options,             options,           (excluding
                                     warrants and         warrants and       securities reflected
                                     rights               rights             in column (a)
      -------------------------------------------------------------------------------------------
      Equity compensation
      plans approved by
      security holders                   1,840,435             $2.47               1,459,656
      -------------------------------------------------------------------------------------------
      Equity compensation
      plans not approved
      by security holders                       --                --                      --
      -------------------------------------------------------------------------------------------
      Total                              1,840,435             $2.47               1,459,656
      -------------------------------------------------------------------------------------------

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

Schick Technologies, Inc.
Selected Financial Data

                                                                 Year Ended March 31,
                                                                 --------------------
                                                 2002        2001        2000        1999       1998
                                                 ----        ----        ----        ----       ----
                                                        (in thousands, except per share data)
Statement of Operations Data:

Revenue, net                                   $ 24,399    $ 21,252    $ 21,989    $ 45,605    $38,451
                                               --------    --------    --------    --------    -------
Cost of sales                                     8,540       9,736      15,393      34,611     17,658
Excess and obsolete inventory                       292         570         898       5,466         --
                                               --------    --------    --------    --------    -------
Total cost of sales                               8,832      10,306      16,291      40,077     17,658
                                               --------    --------    --------    --------    -------

Gross profit                                     15,567      10,946       5,698       5,528     20,793
                                               --------    --------    --------    --------    -------

Operating expenses:
           Selling and marketing                  5,291       5,314       7,636      18,440     10,645
           General and administrative             4,148       4,161       7,339       7,338      3,954
           Research and development               2,176       2,220       2,830       4,354      3,852
           Bad debt expense (recovery)              (93)       (454)         --       5,598        164
           Abandonment of leasehold                 118         275          --          --         --
           Patent litigation settlement              --          --          --          --        600
                                               --------    --------    --------    --------    -------
           Total operating costs                 11,640      11,516      17,805      35,730     19,215
                                               --------    --------    --------    --------    -------

Income (loss) from operations                     3,927        (570)    (12,107)    (30,202)     1,578

Total other income (expense)                       (839)     (1,068)       (224)        244      1,111
                                               --------    --------    --------    --------    -------

Income (loss) before income taxes                 3,088      (1,638)    (12,331)    (29,958)     2,689

Provision (benefit) for income taxes                 --          --          --        (352)       328

           Net income (loss)                   $  3,088    $ (1,638)   $(12,331)   $(29,606)   $ 2,361
                                               ========    ========    ========    ========    =======

           Basic earnings (loss) per share     $   0.30    $  (0.16)   $  (1.23)   $  (2.96)   $  0.25
                                               ========    ========    ========    ========    =======
           Diluted earnings (loss) per share   $   0.26    $  (0.16)   $  (1.23)   $  (2.96)   $  0.24
                                               ========    ========    ========    ========    =======

                                                 2002        2001        2000        1999       1998
                                                 ----        ----        ----        ----       ----
Balance Sheet Data:
Cash and cash equivalents                      $  1,622    $  2,167    $  1,429    $  1,415    $ 6,217
Working capital/(deficiency)                      1,133      (1,586)        841       2,902     33,745
Total assets                                     11,957      12,646      16,290      29,386     51,674
Total liabilities                                 9,057      12,835      14,974      16,850      9,565
Retained earnings (accumulated deficit)         (39,682)    (42,770)    (41,132)    (28,801)       805
Stockholders' equity                              2,900        (189)      1,316      12,536     42,109

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

      Overview

      The Company designs, develops and manufactures digital imaging systems for the worldwide dental and medical markets. In the field of dentistry, the Company currently manufactures and markets a variety of digital imaging products including an intra-oral digital radiography system (CDR) a digital panoramic radiography sensor (CDRPAN) and an intra-oral camera system (CDRCam). The Company has also developed a bone mineral density assessment device (accuDEXA) to assist in the diagnosis and treatment of osteoporosis, which was introduced in December 1997. In addition, the Company has commenced development of a general-purpose digital radiography device for various intended uses, including cephalometric imaging. All of the Company's products are CE marked and are sold worldwide.

      The Company's revenues during fiscal 2002 were derived primarily from sales of its CDR(R) and accuDEXA(R) products. The Company records sales revenue upon shipment to international dealers and to end-users in the U.S. In the case of sales made by Patterson, revenue arising from inventory in Patterson's possession is recorded in deferred revenue, and revenue is recognized upon shipment from Patterson's warehouses to end-users. Revenues from the sales of extended warranties are recognized on a straight-line basis over the life of the extended warranty, which is generally a one-year period. The Company utilizes Patterson Dental Company as the exclusive distributor for sales of its dental products within North America. The Company's accuDEXA product is sold through a network of independent sales representatives in the United States. International sales are made primarily through a network of independent foreign distributors. In fiscal 2002, 2001 and 2000, sales to customers within the United States were approximately 75%, 62%, and 68% of total revenues, respectively. The Company's international sales are made primarily to distributors in Europe. All of the Company's sales are denominated in United States dollars.

      Costs of sales consists of raw materials manufacturing labor, facilities overhead, product support, warranty costs and installation costs. Excess and obsolete inventory expense relates to the overstocking or obsolescence of various dies and/or obsolete X-Ray inventory that the Company may not use or otherwise salvage.

      Operating expenses include selling and marketing expenses, general and administrative expenses and research and development expenses, and bad debt expense. Selling and marketing expenses consist of salaries and commissions, advertising, promotional and sales events and travel. General and administrative expenses include executive salaries, professional fees, facilities, overhead, accounting, human resources, and general office administration expenses. Research and development expenses are comprised of salaries, consulting fees, facilities overhead and testing materials used for basic scientific research and the development of new and improved products and their uses. Research and development costs are expensed as incurred. Development costs are expensed as incurred. Bad debt expense is a result of product shipments that were determined to be uncollectible or not collected. Bad debt recovery is a result of the receipt, in cash, for shipments previously deemed uncollectible.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company's estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. The following policies are those that the Company believes to be the most sensitive to estimates and judgments. The Company's significant accounting policies are more fully described in Note 1 to the consolidated statements.

Revenue recognition

      The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. The Company records sales revenue upon shipment to international dealers and to end-users in the U.S. In the case of sales made by Patterson, revenue is recognized upon shipment from Patterson's warehouses to end-users. Revenue arising from inventory in Patterson's possession is recorded in deferred revenue. The Company records warranty renewal revenue over the warranty renewal period (generally one-year). The unamortized portion of warranty revenue is recorded in deferred revenue.

Accounts receivable

      The Company primarily sells on open credit terms to Patterson and to the US Government, hospitals and universities based upon signed purchase orders. The Company's international sales are generally prepaid, guaranteed by irrevocable letter of credit or underwritten by credit insurance. In a limited number of cases, international dealers are granted limited open credit terms. Warranty shipments are prepaid. The Company's estimate of doubtful accounts relates, primarily to shipments made before fiscal 2000, when credit policies were less restrictive. Revenue from customers is subject to agreements allowing limited rights of return. Accordingly, the Company reduces revenue recognized for estimated future returns. The estimate of future returns is adjusted periodically based upon historical rates of return.

Inventories

      Inventories are stated at the lower of cost or market. The cost of inventories is determined principally on the standard cost method for manufactured goods and on the average cost method for other inventories, each of which approximates actual cost on the first-in, first-out ("FIFO") method. The Company establishes reserves for inventory estimated to be obsolete, unmarketable or slow moving inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated or if changes in technology affect the Company's products additional inventory reserves may be required.

Goodwill and other long-lived assets

      Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and other Intangible Assets". This statement requires that the amortization of goodwill be discontinued and instead an annual impairment approach be applied. The impairment tests will be performed upon adoption and annually thereafter (or more often if adverse events occur) and will be based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset's carrying value to the extent it exceeds the recalculated goodwill.

      Other long-lived assets such as patent and property and equipment are amortized or depreciated over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset's carrying cost over its fair value.

      If market conditions become less favorable, future cash flows, the key variable in assessing the impairment of these assets, may decrease and as a result the Company may be required to recognize impairment charges.

Income taxes

      Income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income liabilities and assets are determined based on the difference between financial statements and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established for deferred tax assets for which realization is not likely. At March 31, 2002 the deferred tax asset ($19.8 million) has been fully reserved. In assessing the valuation allowance, the Company has considered future taxable income and ongoing tax planning strategies. Changes in these circumstances, such as a decline in future taxable income, may result in the continuation of a full valuation allowance being required.

Warranty obligations

      Products sold are generally covered by a warranty against defects in material and workmanship for a period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company estimates costs to service warranty obligations based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, warranty accrual will increase, resulting in decreased gross profit.

Litigation and contingencies

      The Company and its subsidiary are from time to time parties to lawsuits and regulatory administrative proceedings arising out of their respective operations. The Company records liabilities when a loss is probable and can be reasonably estimated. These estimates are based on an analysis made by internal and external legal counsel who consider information known at the time. The Company believes it has estimated well in the past; however court decisions could cause liabilities to be incurred in excess of estimates.

Contractual Obligations and Commercial Commitments

      The following table summarizes contractual obligations and commercial commitments at March 31, 2002:

                                             PAYMENTS DUE BY PERIOD
                                  ----------------------------------------------

                                            Less
                                           than 1      1-3       4-5     After 5
        CONTRACTUAL OBLIGATIONS    Total    year      years     years     years
        Long-Term Debt            $3,854   $1,815    $1,961    $   78     $ --
        Operating leases           2,567      445       953     1,032      137
        Employment agreements      1,827      857       970        --       --
                                  ------   ------    ------    ------     ----
        Total Contractual
        Cash Obligations          $8,248   $3,117    $3,884    $1,110     $137
                                  ======   ======    ======    ======     ====

Results Of Operations

      The following table sets forth, for the fiscal years indicated, certain items from the Statement of Operations expressed as a percentage of net revenues:

                                                Year ended March 31,
                                                --------------------
                                            2002        2001        2000
                                            ----        ----        ----
Revenue, net                               100.0%      100.0%      100.0%
                                           -----       -----       -----

Cost of sales                               35.0%       45.8%       70.0%
Excess and obsolete inventory                1.2%        2.7%        4.1%
                                           -----       -----       -----
Total cost of sales                         36.2%       48.5%       74.1%
                                           -----       -----       -----

Gross profit                                63.8%       51.5%       25.9%

Operating expenses:
          Selling and marketing             21.7%       25.0%       34.7%
          General and administrative        17.0%       19.6%       33.3%
          Research and development           8.9%       10.4%       12.9%
          Bad debt expense (recovery)       -0.4%       -2.1%        0.0%
          Abandonment of leasehold           0.5%        1.3%        0.0%
                                           -----       -----       -----
          Total operating costs             47.7%       54.2%       80.9%
                                           -----       -----       -----

Operating income (loss)                     16.1%       -2.7%      -55.0%
                                           =====       =====       =====

Fiscal Year Ended March 31, 2002 as Compared to Fiscal Year Ended March 31, 2001

      Net revenues increased $3.1 million (14.8%) to $24.4 million in fiscal 2002 from $21.3 million in fiscal 2001. The revenue increase is due to higher sales of both CDR(R) dental radiography product and accuDEXA(R) bone mineral density assessment device. Domestic revenues increased $5.1 million (38.8%) to $18.3 million (74.9% of net revenue) from $13.2 million (61.2% of net revenue) in fiscal 2001. International sales declined $2.0 million (24.2%) to $6.1 million (25.1% of net revenue) from $8.1 million (38.8% of net revenue in fiscal 2001.

      CDR(R) product sales increased $2.7 million (17.2%) to $18.4 million during fiscal 2002 from $15.7 million during fiscal 2001. AccuDEXA(R) product sales increased $0.1 million (14.3%) to $0.8 million during fiscal 2002 from $0.7 million during fiscal 2001. Warranty revenues increased $0.8 million (18.2%) to $5.2 million during fiscal 2002 from $4.4 million during fiscal 2001. This increase is the result of the expansion of the Company's warranty program.

      Domestic sales increased due to higher sales to Patterson and higher warranty revenue. International sales declined due to lower sales to certain distributors in Europe. Overall sales returns have fallen to 0.2% of revenue in fiscal 2002 from 2.0% in fiscal 2001. The Company believes this improvement is the result of its continuing product improvement.

      Total cost of sales for fiscal 2002 decreased $1.5 million (14.3%) to $8.8 million (36.2% of net revenue) from $10.3 million (48.5% of net revenue) in fiscal 2001. Total cost of sales declined due to improved operating efficiency as the Company reduced overhead 10% as a result of the consolidation of its facilities into a single location after fiscal 2001. Additionally product improvements resulted in reduced expense in support of its warranty program. The Company's reserve for excess and obsolete inventory decreased to 1.2% of net revenue in fiscal 2002 from 2.7% in fiscal 2001 as a result of improved inventory management.

      Selling and marketing expense remained unchanged at $5.3 million (21.7% and 25.0% of net revenue in fiscal 2002 and 2001, respectively). Increases in payroll and creative development expenses were offset by reduced advertising and occupancy costs. General and administrative expense remained unchanged at $4.2 million (17.0% and 19.6% of net revenue in fiscal 2002 and 2001, respectively). Research and development expense remained unchanged at $2.2 million (8.9% and 10.4% of net revenue in fiscal 2002 and 2001, respectively).

      Bad debt recoveries declined $0.4 million to $0.1 million from $0.5 million in fiscal 2001. Recoveries are related to receipt of prior fiscal year reserved receivables which declined during fiscal 2002.

      Interest expense increased $0.1 million in fiscal 2002 due to the Company's July 2001 prepayment in full of $1 million it had borrowed from Greystone Funding Corporation. The prepayment resulted in the write off of $0.4 million of deferred interest expense. This increase was offset by declines in the level of borrowing and the prime interest rate during fiscal 2002.

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

      AccuDEXA(R) sales declined $1.9 million (73.7%) to $0.7 million from $2.6 million during fiscal 2000. The Company believes that this decline resulted from its discontinuing direct accuDEXA(R) sales during fiscal 2001. The Company reintroduced accuDEXA(R) via a network of manufacturer's representatives.

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

Liquidity and Capital Resources

      At March 31, 2002, the Company had $1.6 million in cash and cash equivalents and working capital of $1.1 million compared to $2.2 million in cash and cash equivalents and $1.0 million in working capital deficiency at March 31, 2001. In addition, The Company had short-term investments of 0.5 million as of March 31, 2002. The increase in working capital is primarily attributable to operating profit during fiscal 2002.

      During fiscal 2002 cash provided by operations was $3.5 million compared to $1.2 million provided by operations during fiscal 2001. Accounts receivable increased to $2.8 million at March 31, 2002 compared to $1.0 million at March 31, 2001 due to increased sales activity. Inventories decreased to $2.8 million at March 31, 2002 compared to $3.8 million at March 31, 2001 due to the Company's planned reduction of inventory levels. The Company's capital expenditures increased to $0.8 million in fiscal 2002 from $0.3 million in fiscal 2001. Fiscal 2002 capital expenditures were primarily related to the Company's consolidation into a portion of its premises during the first quarter.

      In January 1999, DVI Financial Services, Inc. ("DVI") provided the Company with financing evidenced by notes payable for $6.6 million which are secured by first priority liens on substantially all of the Company's assets. The Company issued promissory notes (amended in June 2000)(the "DVI Notes") and security agreements that provide, in part, that the Company may not permit the creation of any additional lien or encumbrance on the Company's property or assets. The DVI Notes are due in varying installments through fiscal 2006. Interest is paid monthly at the prime rate (4 3/4% at March 31, 2002) plus 2.5%. In connection with the DVI Notes, the Company granted DVI 650,000 warrants at an exercise price of $2.19 per share. In connection with the amended DVI Notes, the warrants' exercise price was reduced to $.75 and the expiration date extended to December 2006.

      In connection with the DVI loan, the Company prepaid $236 and $750 of outstanding principal during the first quarter of fiscal 2003 and 2002, respectively. As of June 10, 2002, the outstanding principal balance of the DVI loan is $3.5 million.

      Effective August 28, 2000, DVI sold all its right, title and interest in, to and under the warrants and DVI Notes, as described above, to Greystone Funding Corporation ("Greystone"). By letter dated October 11, 2000, DVI directed the Company to make all remaining payments due under the DVI Notes directly to Greystone.

      Effective as of December 17, 1999 (as amended on March 17, 2000), the Company entered into a Loan Agreement (the "Amended Loan Agreement") with Greystone to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. No funds were advanced under the Amended Loan Agreement in excess of an initial draw of $1 million. On July 5, 2001, the Company remitted payment to Greystone in the amount of $1.05 million, repaying all outstanding advances under the Greystone Amended Loan Agreement, together with all unpaid accrued interest thereunder, and concurrently terminated the Amended Loan Agreement. Approximately $423 representing the unamortized discount and deferred financing costs relating to the Amended Loan Agreement was charged to expense in July 2001.

      On July 12, 2001, the Company and Greystone entered into a Termination Agreement effective as of March 31, 2001, acknowledging the repayment and termination of the Amended Loan Agreement and agreeing that all of the Company's obligations thereunder have been fully satisfied. The Company and Greystone further agreed, among other matters, that: (i) five million warrants held by Greystone and its assigns to purchase Common Stock of the Company for 0.75 per share remain in full force and effect; (ii) the Registration Rights Agreement between Greystone and the Company dated as of December 27, 1999 remains in full force and effect; and (iii) for so long as Jeffrey Slovin (who was seconded by Greystone) holds the office of President of the Company, the Company would reimburse Greystone in the amount of $17 thousand monthly. Effective November 1, 2001 Mr. Slovin joined the Company on a full-time basis as President and Chief Operating Officer, thereby canceling this reimbursement provision of the agreement.

      Based upon the Company's present operating conditions, management anticipates that it will be able to meet its financing requirements on a continuing basis. The ability of the Company to meet its cash requirements is dependent, in part, on the Company's ability to maintain adequate sales and profit levels, to satisfy warranty obligations without incurring expenses substantially in excess of related warranty revenue and to collect its accounts receivable on a timely basis. Management believes that its existing capital resources and other potential sources of credit are adequate to meet its current cash requirements. However, if the Company's cash needs are greater than anticipated the Company will be required to seek additional or alternative financing sources and could consider the reduction of certain discretionary expenses and the sale of certain assets. There can be no assurance that such financing will be available or available on terms acceptable to the Company

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The Directors of the Company are as follows:

Euval Barrekette, Ph.D.       Age 71, has served as a Director of the Company
                              since April 1992. Dr. Barrekette's current term on the Board expires at the Company's Annual Meeting of Stockholders in 2002. Dr. Barrekette is a licensed Professional Engineer in New York
                              State. Since 1986 Dr. Barrekette has been a consulting engineer and physicist. From 1984 to 1986 Dr. Barrekette was Group Director of Optical
                              Technologies of the IBM Large Systems Group. From
                              1960 to 1984 Dr. Barrekette was employed at IBM's
                              T.J. Watson Research Center in various capacities, including Assistant Director of Applied Research,
                              Assistant Director of Computer Science, Manager of
                              Input/Output Technologies and Manager of Optics and Electrooptics. Dr. Barrekette holds an A.B.
                              degree from Columbia College, a B.S. degree from Columbia University School of Engineering, an M.S.
                              degree from its Institute of Flight Structures and a Ph.D. from the Columbia University Graduate
                              Faculties. Dr. Barrekette is a fellow of the American Society of Civil Engineers, a Senior
                              Member of the Institute of Electronic & Electrical
                              Engineers, and a member of The National Society of Professional Engineers, The New York State Society of Professional Engineers, The Optical Society of
                              America and The New York Academy of Science. Dr.
                              Barrekette is the uncle of David B. Schick and the brother-in-law of Dr. Allen Schick.

David B. Schick               Age 41, is a founder of the Company and, since its
                              inception in April 1992, has served as the Company's Chief Executive Officer and Chairman of the Board of Directors. From the Company's inception to December 1999, Mr. Schick also served as the Company's President. Mr. Schick's current term on the Board expires at the Company's Annual
                              Meeting of Stockholders in 2003. Mr. Schick is also a member of the Board of Directors of Photobit Corporation. From September 1991 to April
                              1992, Mr. Schick was employed by Philips N.V.
                              Laboratories, where he served as a consulting engineer designing high-definition television equipment. From February 1987 to August 1991, Mr.
                              Schick was employed as a senior engineer at Cox and Company, an engineering firm in New York City.
                              From January 1985 to January 1987, Mr. Schick was employed as an electrical engineer at Grumman
                              Aerospace Co. Mr. Schick holds a B.S. degree in electrical engineering from the University of Pennsylvania's Moore School of Engineering. Mr.
                              Schick is the son of Dr. Allen Schick and the nephew of Dr. Barrekette.

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

Jeffrey T. Slovin             Age 37, has served as the Company's President and
                              as a Director since December 1999. Mr. Slovin's current term on the Board expires at the Company's
                              Annual Meeting of Stockholders in 2004. From 1999 to November 2001, Mr. Slovin was a Managing
                              Director of Greystone & Co., Inc. From 1996 to
                              1999, Mr. Slovin served in various executive capacities at Sommerset Investment Capital LLC, including Managing Director, and as President of Sommerset Realty Investment Corp. During 1995, Mr.
                              Slovin was a Manager at Fidelity Investments Co.
                              From 1991 to 1994, Mr. Slovin was Chief Financial
                              Officer of Sports Lab USA Corp. and, from 1993 to
                              1994, was also President of Sports and
                              Entertainment Inc. From 1987 to 1991, Mr. Slovin was an associate at Bear Stearns & Co., Inc., specializing in mergers and acquisitions and corporate finance. Mr. Slovin holds an MBA degree from Harvard Business School.

Jonathan Blank, Esq.          Age 57, has served as a Director of the Company
                              and as a member of the Audit Committee of the Board of Directors since April 2000. Mr. Blank's current term on the Board expires at the Company's
                              Annual Meeting of Stockholders in 2002. Since
                              1979, Mr.

                              Blank has been a member of the law firm of Preston Gates Ellis & Rouvelas Meeds LLP, a managing partner of the firm since 1995 and a member of the Executive Committee of Preston Gates Ellis LLP since 1995.

William Hood                  Age 78, has served as a Director of the Company
                              and as a member of the Audit Committee of the Board of Directors since February 2002. Mr. Hood's current term on the Board expires at the Company's
                              Annual Meeting of Stockholders in 2004. Mr. Hood is also a member of the Board of Directors of Photobit Corporation. From 1972 to 1980, Mr. Hood was President and Chief Executive Officer of
                              Hunt-Wesson Foods, Inc. From 1981 to 1983, he served as Dean of the Chapman University School of Business Management. From 1983 to 1988, Mr. Hood was Senior Vice-President of American Bakeries
                              Company. From 1989 to 1996, he served as a consultant to Harlyn Products, Inc. and as a member of its Board of Directors. Mr. Hood is a Trustee of Chapman University, a Director of the Orange County Council Boy Scouts of America and a consultant to E Com Technologies Inc.

Curtis M. Rocca III           Age 39, has served as a Director of the Company
                              and as a member of the Audit Committee of the Board of Directors since May 30, 2002. Mr. Rocca's current term on the Board expires at the Company's
                              Annual Meeting of Stockholders in 2004. Mr. Rocca is also a member of the Board of Directors of Zila, Inc. Since 2000, Mr. Rocca has been the
                              Chief Executive Officer of Douglas, Curtis &
                              Allyn, LLC. From 1998 to 2000, he served as Chief
                              Executive Officer of Dental Partners, Inc. From
                              1990 to 1998, Mr. Rocca was Chairman and Chief
                              Executive Officer of Bio-Dental Technologies Corp.

(b) The following table shows the names and ages of all executive officers of the Company, the positions and offices held by such persons and the period during which each such person served as an officer. The term of office of each person is generally not fixed since each person serves at the discretion of the Board of Directors of the Company.

                                                                         Officer
     Name                    Age     Position                             Since
     ----                    ---     --------                            -------

     David B. Schick.......  41   Chairman of the Board and Chief
                                  Executive Officer                       1992

     Jeffrey T. Slovin.....  37   President, Chief Operating Officer
                                  and Director                            1999

     Michael Stone.........  49   Executive Vice-President                2000

     Stan Mandelkern.......  42   Vice President of Engineering           1999

     Ari Neugroschl........  31   Vice President of Management
                                  Information Systems                     2000

     Zvi N. Raskin.........  39   Secretary and General Counsel           1992

     William Rogers........  62   Vice President of Operations            1999

     Ronald Rosner.........  55   Director of Finance and
                                  Administration                          2000

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

      WILLIAM ROGERS has served as the Company's Vice President of Operations since January 2000. From August 1998 to January 2000, Mr. Rogers was the Company's Director of Manufacturing Engineering. From June 1995 to August 1998, Mr. Rogers was Director of Operations at Veeco Instruments Co., and from May 1993 to February 1995 was Director of Manufacturing for Scully Signal Company. Mr. Rogers holds a B.S. Degree in electrical engineering from Northeastern University.

      RONALD ROSNER has served as the Company's Director of Finance and Administration since August 2000. From March 1999 to August 2000, Mr. Rosner served the Company in several senior accounting and financial capacities. From October 1998 to February 1999, Mr. Rosner was a Consultant at Mercantile Ship Corporation, and from April 1997 to October 1998 was the CFO at Coast MFG. Mr. Rosner holds a B.S. degree in Accounting from Brooklyn College and has been a Certified Public Accountant in the State of New York since May 1972. Prior to 1999, for a period of approximately four years, Mr. Rosner was an audit manager with the predecessor to Ernst & Young LLP.

(d) Family Relationships

      See Item 10(a).

(e) Business Experience

      See Items 10(a) and 10(b).

(f) Involvement in Certain Legal Proceedings

      There are no legal proceedings involving any of Company's Directors or Officers which are reportable hereunder, with the following exception: Mr. Hood served as a member of the Board of Directors of Harlyn Products, Inc. from May 1989 until November 1996. On March 21, 1997, Harlyn Products filed for bankruptcy in the United States Bankruptcy Court, Central District of California, under Chapter 11, and emerged from bankruptcy on April 25, 2000 under Chapter 7 with no remaining assets or liabilities.

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

      Based solely on a review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors and greater than 10% beneficial owners were complied with, except that a Form 3 for Mr. Rosner was not filed following his appointment as the Company's Director of Finance and Administration. Subsequently, a Form 5 has been filed for Mr. Rosner.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth certain information concerning compensation received for the fiscal years ended March 31, 2002, 2001 and 2000 by the Company's chief executive officer and each of the four most highly compensated executive officers of the Company whose total salary and other compensation exceeded $100,000 (the "Named Executives") for services rendered in all capacities (including service as a director of the Company) during the year ended March 31, 2002.

Summary Compensation Table

                                                                              Long-Term
                                           Annual                            Compensation
                                        Compensation                            Awards
                                        ------------                            ------

                                                                   Other
                                                                   Annual      Securities      All Other
    Name and Principal         Fiscal                             Compensa     Underlying       Compensa
         Position               Year     Salary($)      Bonus($)   Tion(1)    Options(#)(2)    tion($)(3)
         --------               ----     ---------      --------   -------    -------------    ----------
---------------------------------------------------------------------------------------------------------
                                2002      $225,246      $50,000      --          160,709          4,362
David B. Schick
Chairman of the Board and       2001       200,000       16,308      --               --          4,468
Chief Executive Officer
                                2000       217,500           --      --           12,251          3,980
---------------------------------------------------------------------------------------------------------

Michael Stone                   2002       193,577       48,154      --          135,207          4,491
Executive Vice President
                                2001       175,000           --      --               --          2,861

                                2000        23,558           --      --               --             --
---------------------------------------------------------------------------------------------------------

                                2002       204,154       20,000      --           36,018          4,527
Zvi N. Raskin, Esq.
General Counsel and             2001       200,001       20,000      --               --          4,038
Secretary
                                2000       132,500           --      --           17,006          3,286
---------------------------------------------------------------------------------------------------------

Will Rogers                     2002       136,651        7,500      --           33,089             --
Vice President of
Operations                      2001       135,000           --      --               --             --

                                2000       105,214           --      --               --             --
---------------------------------------------------------------------------------------------------------

Stan Mandelkern                 2002       154,615           --      --           30,108          3,865
Vice President of
Engineering                     2001       121,878           --      --               --          3,048

                                2000       118,500           --      --               --          3,346
---------------------------------------------------------------------------------------------------------

(1) Does not include compensation if the aggregate amount thereof does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the named officer.

(2) Represents options to purchase shares of Common Stock granted during fiscal 2002, 2001, and 2000 pursuant to the Company's 1996 Employee Stock Option Plan.

(3) Reflects amounts contributed by the Company in the form of matching contributions to the Named Executive's Savings Plan account during fiscal 2002, 2001 and 2000.

Employment Agreements and Termination of Employment Arrangement

      In January 2002, the Company entered into two-year employment agreement with Michael Stone, pursuant to which Mr. Stone is employed as the Company's Executive Vice President. Mr. Stone's annual base salary is $210,000. In addition to base salary, Mr. Stone is eligible to receive annual merit and/or cost-of-living increases as may be determined by the Executive Compensation Committee of the Board of Directors. Mr. Stone is also eligible to receive a performance bonus by August 1, 2003 equal to 0.5% of the Company's earnings before income taxes, depreciation and amortization for the 2003 fiscal year in the event that the Company's net revenue for fiscal 2003 exceeds $28 million. Pursuant to the Agreement, Mr. Stone also received 75,000 employee stock options which vest as follows: 12,500 options upon grant, an additional 25,000 options on January 14, 2003, an additional 25,000 options on January 14, 2004, and the final 12,500 options on January 14, 2005. In the event that Mr. Stone is terminated from employment with the Company without cause, he would receive 6 months of severance pay, a pro-rated performance bonus and immediate vesting of all unvested Company stock options. Additionally, all unvested Company stock options held by Mr. Stone will immediately vest in the event that the Company has a change in control or is acquired by another entity.

      In December 2001, the Company entered into a three-year employment agreement with David Schick, replacing the previous employment agreement between the Company and Mr. Schick, entered into in February 2000. Pursuant thereto, Mr. Schick is employed as Chief Executive Officer of the Company. The term of the agreement is renewable thereafter on a year-to-year basis unless either party gives 60-day written notice of termination before the end of the then-current term. Mr. Schick's initial base annual salary under the Agreement is $242,000. In addition to base salary, Mr. Schick is eligible to receive annual merit or cost-of-living increases as may be determined by the Executive Compensation Committee of the Board of Directors. Mr. Schick will also receive an increase in base salary as well as incentive compensation in the form of a bonus based on the Company's EBITDA. Such incentive compensation is capped at $100,000 per fiscal year. Pursuant to the Agreement, as amended by a letter agreement dated March 4, 2002, Mr. Schick also received 150,000 employee stock options which vest as follows: 50,000 options on December 20,2002, an additional 50,000 options on December 20, 2003, and the final 50,000 options on December 20, 2004. Additionally, all Company stock options held by, or to be issued to, Mr. Schick will immediately be granted and vest in the event that the Company has a change in control or is acquired by another company or entity. In the event that Mr. Schick is terminated from employment with the Company without cause, he would receive severance pay for two years or the remainder of the term of the Agreement, whichever time period is shorter. Under certain circumstances, where the Company effects a change in Mr. Schick's title or diminishes, in any significant manner, his duties or responsibilities of employment, Mr. Schick may unilaterally resign from employment. In this instance, he would act as a consultant to the Company for a period of one year following his resignation and receive severance pay for one year.

      In February 2000, the Company entered into a three-year employment agreement with Zvi Raskin, effective January 1, 2000, pursuant to which Mr. Raskin is employed as General Counsel of the Company. Mr. Raskin's annual base annual salary is currently $220,000. In addition to base salary, Mr. Raskin will receive a minimum bonus of $20,000 per calendar year and is eligible to receive additional performance bonuses at the sole discretion of the Executive Compensation Committee of the Board of Directors. Mr. Raskin was also awarded 75,000 shares of the Company's Common Stock, subject to a risk of forfeiture which expires as to 25,000 shares on each of December 31, 2000, 2001 and 2002. Upon the sale of any such vested shares, Mr. Raskin is required to pay the Company the sum of $1.32 per share sold within 30 days following such sale. In the event that Mr. Raskin is terminated from employment with the Company without cause, he would receive 12 months of severance pay.

Compensation of Directors

      Directors who are also paid-employees of the Company are not separately compensated for any services they provide as directors. In fiscal 2002, each director of the Company who is not a paid-employee received $500 for each meeting of the Board of Directors attended and $300 for each committee meeting attended. The Company was permitted to, but did not, pay such fees in Common Stock. In addition, directors who are not paid-employees of the Company are eligible to receive annual grants of stock options under the Company's Directors Stock Option Plan. On April 30, 2002, the Board of Directors modified the Board's compensation as follows: each Director of the Company who is not a paid employee thereof shall receive $1000 for each meeting of the Board of Directors attended in person and $1000 for each Committee meeting attended in person. No fees are to be paid for meetings attended telephonically.

Compensation Committee Interlocks and Insider Participation

      The Executive Compensation Committee reviews and makes recommendations regarding the compensation for top management and key employees of the Company, including salaries and bonuses. The members of the Executive Compensation Committee during the fiscal year ended March 31, 2002 were Jonathan Blank (for the entire year) and Robert J. Barolak (until December 20, 2001). None of such persons is an officer or employee, or former officer or employee, of the Company or any of its subsidiaries. No interlocking relationship existed during the fiscal year ended March 31, 2002, between the members of the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor had any such interlocking relationship existed in the past. Mr. Barolak is an executive officer of Greystone Funding Corporation, a former lender to the Company under the Amended and Restated Loan Agreement between the Company and Greystone. See "Item 7 -- Management's Discussion and Analysis - Liquidity and Capital Resources" and "Item 13 - Certain Relationships and Related Transactions."

Stock Option Grants

      The following table sets forth information regarding grants of options to purchase Common Stock made by the Company during the year ended March 31, 2002 to each of the Named Executives.

                          Option Grants in Fiscal 2002

                          Individual Grants
                      Number of      Percent of
                     Securities    Total Options
                     Underlying      Granted to      Exercise
                      Options       Employees in       Price      Expiration    Grant Date
Name                 Granted(#)    Fiscal 2002(1)    ($/Share)       Date         Value
----                 ----------    --------------    ---------       ----         -----
David B. Schick        50,000            6.0%          $1.05       12/20/06
                      100,000           11.9            2.37        2/19/06
                       10,709            1.3            0.66        10/1/06         --

Michael Stone          10,207            1.2            0.90        10/1/11
                       75,000            8.9            1.11        1/14/12
                       25,000            3.0            0.95       12/12/11         --

Stan Mandelkern         9,228            1.1            0.90        10/1/11         --

Zvi N. Raskin          11,018            1.3            0.90        10/1/11
                       25,000            3.0            0.96       12/20/11         --

William Rogers         10,000            1.2            0.95       12/12/11         --

(1) The Company granted employees options to purchase a total of 859,739 shares of Common Stock in fiscal 2002.

Option Exercises and Year-End Value Table

The following table sets forth information regarding the exercise of stock options during fiscal 2002 and the number and value of unexercised options held at March 31, 2002 by each Named Executive.

      Aggregated Option Exercises in Fiscal 2002 and Fiscal 2002 Year-End Option Values

                                                 Number of
                                                 Securities            Value of
                                                 Underlying           Unexercised
                                                 Unexercised         "In-the-Money"
                                                 Options at            Options at
                       Shares                  March 31, 2002        March 31, 2002
                  Acquired on         Value     Exercisable/          Exercisable/
Name              Exercise(#)  Realized ($)     Unexercisable       Unexercisable(1)
----              -----------  ------------     -------------       ----------------
David B. Schick            --            --    12,455/163,772        $--/67,422.44
Michael Stone              --            --    37,500/122,707    $40,937.50/141,321.30
Stan Mandelkern            --            --     31,900/36,888    $31,049.50/48,425.50
Zvi N. Raskin              --            --     21,347/33,890       $7437.50/36,085
Will Rogers                --            --     30,450/17,639    $38,102.50/20,258.75

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $2.15 per share, the closing price per share on March 28, 2002, and the exercise price of the option, multiplied by the applicable number of options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of June 6, 2002 by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director, (iii) each Named Executive of the Company and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock owned by them.

                                                   Number of Shares         Percentage of
            Name                              Beneficially Owned(1)    Outstanding Shares
            ----                              ---------------------    ------------------
            David B. Schick(2)                        2,205,499(3)                  21.7%
            Jeffrey T. Slovin(2)                        877,500(12)                  8.0%
            Michael Stone(2)                            127,300(4)                   1.2%
            Stan Mandelkern(2)                           20,360(5)                     *
            Zvi N. Raskin(2)                             98,099(7)                   1.0%
            Will Rogers(2)                               73,100(6)                     *
            Euval S. Barrekette(8)                      162,740(9)                   1.6%
            Allen Schick(10)                            618,124(11)                  6.0%
            William K. Hood (13)                         25,000(14)                    *
            Jonathan Blank(15)                          160,075(16)                  1.6%
            Curtis M. Rocca(20)                               0                        *
            Greystone Funding Corp.(17)               4,802,500(18)                 32.1%
            All current executive Officers
             and Directors as a group(19)             4,405,889                     38.7%

*     Less than 1%

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of June 6, 2002 are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(2) Such person's business address is c/o Schick Technologies, Inc., 30-00 47th Avenue, Long Island City, New York 11101.

(3) Consists of 2,183,300 shares held jointly by Mr. Schick and his wife; 5,715 shares issuable upon the exercise of stock options granted to Mr. Schick in July 1996; 2,450 shares issuable upon the exercise of stock options granted to Mr. Schick in July 1997; 2251 shares issuable upon the exercise of stock options granted to Mr. Schick in April 1998; 4283 shares issuable upon the exercise of stock options granted to Mr. Schick in

      October 2001 and 7,500 shares issuable upon the exercise of stock options granted to Mr. Schick in October 1998, pursuant to the 1996 Employee Stock Option Plan.

(4) Consists of 71,050 shares held by Mr. Stone; 12,500 shares issuable upon the exercise of stock options granted to Mr. Stone in July 2000; 12,500 shares issuable upon the exercise of stock options granted to Mr. Stone in January 2001; 12,500 shares issuable upon the exercise of stock options granted to Mr. Stone in April 2001; 6250 shares issuable upon the exercise of stock options granted to Mr. Stone in December 2001 and 12,500 shares issuable upon the exercise of stock options granted to Mr. Stone in January 2002.

(5) Consists of 1,000 shares held by Mr. Mandelkern; 2,000 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in April 1999; 5,000 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in July 1999; 1,920 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in March 2000 and 10,440 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in April 2001.

(6) Consists of 36,000 shares held by Mr. Rogers;10,000 shares issuable upon the exercise of stock options granted to Mr. Rogers in July 2000; 3,750 shares issuable upon the exercise of stock options granted to Mr. Rogers in March 1999; 8350 shares issuable upon the exercise of stock options granted to Mr. Rogers in December 2001 and 15,000 shares issuable upon the exercise of stock options granted to Mr. Rogers in April 2001.

(7) Consists of 75,000 shares (the "Shares") issued by the Company to Mr. Raskin on February 6, 2000, which are subject to the following restrictions on their sale or transfer: (i) none of the Shares may be sold or transferred prior to December 31, 2000, (ii) one-third (i.e., 25,000) of the Shares may be sold or transferred on or after December 31, 2000,
      (iii) an additional one-third (i.e., an additional 25,000) of the Shares may be sold or transferred on or after December 31, 2001, and (iv) the final one-third i.e., the final 25,000) of the Shares may be sold or transferred on or after December 31, 2002. The aforementioned 75,000 shares are subject to a risk of forfeiture which expires as to 25,000 shares on each of December 31, 2000, 2001 and 2002; 2,343 shares issuable upon the exercise of stock options granted to Mr. Raskin in July 1997; 2006 shares issuable upon the exercise of options granted to Mr. Raskin in April 1998; 5,000 shares issuable upon the exercise of options granted to Mr. Raskin in July 1998; 7,500 shares issuable upon the exercise of options granted to Mr. Raskin in October 1998, and 6250 shares issuable upon the exercise of stock options granted to Mr. Raskin in December 2001.

(8)   Such person's address is 90 Riverside Drive, New York, New York 10024.

(9) Consists of 115,240 shares held by Dr. Barrekette; 2,500 shares issuable upon the exercise of stock options granted to Dr. Barrekette in July, 1998; 30,000 shares issuable upon the exercise of stock options granted to Dr. Barrekette in June, 2000, pursuant to the 1997 Directors Stock Option Plan and 15,000 shares issuable upon the exercise of stock options granted to Mr. Barrekette in December 2001, pursuant to the 1997 Directors Stock Option Plan.

(10) Such person's address is 1222 Woodside Parkway, Silver Spring, Maryland 20910.

(11) Consists of 525,824 shares held jointly by Dr. Schick and his wife; 44,800 shares held by Dr. Schick as custodian for the minor children of David Schick; 2,500 shares issuable upon the exercise of stock options granted to Dr. Schick in July 1998; 30,000 shares issuable upon the exercise of stock options granted to Dr. Schick in June, 2000, pursuant to the 1997 Directors Stock Option Plan and 15,000 shares issuable upon the exercise of stock options granted to Dr. Schick in December 2001, pursuant to the 1997 Directors Stock Option Plan. Dr. Schick disclaims beneficial ownership of the 44,800 shares held as custodian.

(12) Consists of 847,500 shares issuable upon the exercise of warrants held by Mr. Slovin (which Mr. Slovin received as designee of Greystone) and 30,000 shares issuable upon the exercise of stock options granted to Mr. Slovin in June, 2000, pursuant to the 1997 Directors Stock Option Plan.

(13)  Such person's address is 444 Via Lido Nord, Newport Beach, CA 92663.

(14) Consists of 10,000 shares held by Mr. Hood and 15,000 shares issuable upon the exercise of stock options granted to Mr. Hood in February 2002, pursuant to the 1997 Directors Stock Option Plan.

(15) Such person's business address is c/o Preston Gates Ellis & Rouvelas Meeds LLP, 1735 New York Avenue, N.W., Washington, D.C. 20006.

(16) Consists of 115,075 shares held by Mr. Blank; 30,000 shares issuable upon the exercise of stock options granted to Mr. Blank in June 2000, pursuant to the 1997 Directors Stock Option Plan and 15,000 shares issuable upon the exercise of stock options granted to Mr. Blank in December 2001, pursuant to the 1997 Directors Stock Option Plan.

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

(19) Includes the shares underlying warrants described in Note 12 as well as shares subject to options held by current officers and directors.

(20) Such person's business address is c/o Douglas, Curtis & Allyn, LLC, 2998 Douglas Boulevard, Suite 300, Roseville, CA 95661

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In connection with the Loan Agreement with Greystone, the Company issued to Greystone 4,250,000 warrants to purchase the Company's Common Stock, and to Jeffrey Slovin, as Greystone's designee, 750,000 warrants to purchase the Company's Common Stock. Mr. Slovin is the Company's President and Chief Operating Officer and serves as a Director of the Company.

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

      During the first quarter of fiscal 2003, the Company prepaid to Greystone $236K of outstanding principal of the DVI loan. As of June 10, 2002, the outstanding principal balance of that loan is $3.5 million, subject to periodic prepayment in accordance with the terms of the loan documents.

      In November 2001, the Company entered into a three-year employment agreement with Jeffrey T. Slovin. Pursuant to the Agreement, Mr. Slovin is employed as President and Chief Operating Officer of the Company. Mr. Slovin's initial base annual salary under the Agreement is $240,000. In addition to base salary, Mr. Slovin is eligible to receive annual merit or cost-of-living increases as may be determined by the Executive Compensation Committee of the Board of Directors. Mr. Slovin will also receive an increase in base salary as well as incentive compensation in the form of a bonus based on the Company's EBITDA. Such incentive compensation is capped at $100,000 per fiscal year. Pursuant to the Agreement, Mr. Slovin also received 150,000 employee stock options which vest as follows: 50,000 options on October 31, 2002, an additional 50,000 options on October 31, 2003, and the final 50,000 options on October 31, 2004. Additionally, all Company stock options held by, or issued to, Mr. Slovin will immediately vest in the event that the Company has a change in control or is acquired by another company or entity. In the event that Mr. Slovin is terminated from employment with the Company without cause, he would receive severance pay for two years or the remainder of the term of the Agreement, whichever time period is shorter. Under certain circumstances, where the Company effects a change in Mr. Slovin's title or diminishes, in any significant manner, his duties or responsibilities of employment, Mr. Slovin may unilaterally resign from employment. In this instance, he would act as a consultant to the Company for a period of one year following his resignation and receive severance pay for one year.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

SCHICK TECHNOLOGIES, INC.

      Index to Consolidated Financial Statements                             F1

      Report of Independent Certified Public Accountants                     F1
      Consolidated Balance Sheets as of March 31, 2002 and 2001              F2
      Consolidated Statements of Operations for the years ended
        March 31, 2002, 2001 and 2000                                        F3
      Consolidated Statements of Changes in Stockholders' Equity
        (Deficiency) for the years ended March 31, 2002, 2001 and 2000       F4
      Consolidated Statements of Cash Flows for the years ended
        March 31, 2002, 2001 and 2000                                        F5
      Notes to Consolidated Financial Statements                             F6
      Schedule II/Valuation and Qualifying Accounts                         F17

      Report of Independent Certified Public Accountants

To the Board of Directors
and Stockholders of Schick Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Schick Technologies, Inc. and subsidiary (the "Company") as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schick Technologies, Inc. and subsidiary as of March 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II - Valuation and Qualifying Accounts of Schick Technologies, Inc. and subsidiary for each of the three years in the period ended March 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ GRANT THORNTON LLP
New York, New York
May 29, 2002, except for the second paragraph of Note 12, under the subheading "SEC Investigation and other," as to which the date is June 13, 2002


                                      F 1

Schick Technologies, Inc. and Subsidiary
Consolidated Balance Sheet
(In thousands, except share amounts)

                                                                                                    March 31,
                                                                                                    ---------
                                                                                                2002         2001
                                                                                                ----         ----
Assets
Current assets
          Cash and cash equivalents                                                           $  1,622     $  2,167
          Short - term investments                                                                 472            8
          Accounts receivable, net of allowance for
                      doubtful accounts of $717 and  $1,818 respectively                         2,812          977
          Inventories                                                                            2,805        3,820
          Income taxes receivable                                                                   13           21
          Prepayments and other current assets                                                     427          176
                                                                                              --------     --------
                                   Total current assets                                          8,151        7,169
                                                                                              --------     --------
Equipment, net                                                                                   2,939        3,489
Investment                                                                                          --          815
Other assets                                                                                       867        1,173
                                                                                              --------     --------
                                   Total assets                                               $ 11,957     $ 12,646
                                                                                              ========     ========

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities
          Current maturity of long term debt                                                  $  1,815     $  2,851
          Accounts payable and accrued expenses                                                    957        1,801
          Accrued salaries and commissions                                                         565          347
          Deposits from customers                                                                   30          483
          Warranty obligations                                                                      72          141
          Deferred revenue                                                                       3,579        3,132
                                                                                              --------     --------
                                   Total current liabilities                                     7,018        8,755
                                                                                              --------     --------
Long term debt                                                                                   2,039        4,080
                                                                                              --------     --------

                                   Total liabilities                                             9,057       12,835
                                                                                              --------     --------

Commitments and contingencies                                                                       --           --
Stockholders' equity (deficiency)
          Preferred stock ($0.01 par value; 2,500,000
                      shares authorized; none issued and outstanding)                               --           --
          Common stock ($0.01 par value; 50,000,000 shares  authorized:
                      10,138,360 shares issued and outstanding)                                    101          101
          Additional paid-in capital                                                            42,481       42,480
          Accumulated deficit                                                                  (39,682)     (42,770)
                                                                                              --------     --------
                                   Total stockholders' equity  (deficiency)                      2,900         (189)
                                                                                              --------     --------
                                   Total liabilities and stockholders' equity (deficiency)    $ 11,957     $ 12,646
                                                                                              ========     ========

The accompanying notes are an integral part of these consolidated financial statements.


                                      F 2

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands, except share amounts)

                                                                            Year ended March, 31
                                                                            --------------------
                                                                   2002             2001             2000
                                                                   ----             ----             ----
Revenue, net                                                   $     24,399     $     21,252     $     21,989
                                                               ------------     ------------     ------------

Cost of sales                                                         8,540            9,736           15,393
Excess and obsolete inventory                                           292              570              898
                                                               ------------     ------------     ------------
Total cost of sales                                                   8,832           10,306           16,291
                                                               ------------     ------------     ------------

                  Gross profit                                       15,567           10,946            5,698
                                                               ------------     ------------     ------------

Operating expenses:
          Selling and marketing                                       5,291            5,314            7,636
          General and administrative                                  4,148            4,161            7,330
          Research and development                                    2,176            2,220            2,830
          Bad debt (recovery) expense                                   (93)            (454)               9
          Lease termination                                             118              275               --
                                                               ------------     ------------     ------------
                  Total operating costs                              11,640           11,516           17,805
                                                               ------------     ------------     ------------

                  Income (loss) from operations                       3,927             (570)         (12,107)
                                                               ------------     ------------     ------------

Other income (expense)
          Other income                                                  140               --               --
          Gain on sale of investment                                     --               --              565
          Interest income                                                33               60              101
          Interest expense                                           (1,012)          (1,128)            (890)
                                                               ------------     ------------     ------------
                  Total interest and other income (expense)            (839)          (1,068)            (224)
                                                               ------------     ------------     ------------

                  Net income (loss)                            $      3,088     $     (1,638)    $    (12,331)
                                                               ============     ============     ============

                  Basic earnings (loss) per share              $       0.30     $      (0.16)    $      (1.23)
                                                               ============     ============     ============
                  Diluted earnings (loss) per share            $       0.26     $      (0.16)    $      (1.23)
                                                               ============     ============     ============
                  Weighted average common shares (basic)         10,137,209       10,135,867       10,059,384
                                                               ============     ============     ============
                  Weighted average common shares (diluted)       11,915,351       10,135,867       10,059,384
                                                               ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.


                                      F 3

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficiency) (In thousands, except share amounts)

                                                                                         (Accumulated
                                                       Common Stock         Additional      Deficit)        Total
                                                       ------------          Paid-in        Retained     Stockholders'
                                                     Shares       Amount     Capital        Earnings        Equity
                                                     ------       ------     -------        --------        ------

Balance at March 31, 1999                          10,059,384      $101      $41,236        $(28,801)      $ 12,536
      Issuance of warrants upon in connection
          with financing activity                          --        --        1,111              --          1,111
      Issuance of common stock in connection
          with employment agreement                    75,000        --           --                             --
      Net loss                                             --        --           --         (12,331)       (12,331)
                                                   ----------      ----      -------        --------       --------
Balance at March 31, 2000                          10,134,384       101       42,347         (41,132)         1,316
      Issuance of warrants                                                       130                            130
      Issuance of common stock                          2,809        --            3                              3
      Net loss                                             --        --           --          (1,638)        (1,638)
                                                   ----------      ----      -------        --------       --------
Balance at March 31, 2001                          10,137,193       101       42,480         (42,770)          (189)
      Issuance of common stock                          1,167        --            1                              1
      Net profit                                           --        --           --           3,088          3,088
                                                   ----------      ----      -------        --------       --------
Balance at March 31, 2002                          10,138,360      $101      $42,481        $(39,682)      $  2,900
                                                   ==========      ====      =======        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.


                                      F 4

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

                                                                                                     Year ended
                                                                                                      March 31
                                                                                                      --------
                                                                                            2002        2001        2000
                                                                                            ----        ----        ----
Cash flows from operating activities
       Net income (loss)                                                                  $ 3,088     $(1,638)    $(12,331)
       Adjustments to reconcile net loss to
            Net cash provide by operating activities
                  Depreciation and amortization                                             1,527       1,935        2,332
                  Bad debt (recovery) expense                                                 (93)       (454)           9
                  Provision for excess and obsolete inventory                                 292         570          898
                  Amortization of deferred financing charges                                  169         189          181
                  Abandonment of leasehold                                                     --         275           --
                  Gain from sale of investment in Photobit Corporation                         --          --         (565)
                  Interest accretion                                                          365          48           --
                  Other                                                                       (51)         --           --
                  Changes in assets and liabilities:
                        Accounts receivable                                                (1,742)      1,012        2,661
                        Inventories                                                           723       1,222        4,176
                        Income taxes receivable                                                 8         106        2,443
                        Prepayments and other current assets                                  (99)        (10)         155
                        Other assets                                                          (15)        (19)         137
                        Account payable and accrued expenses                                 (626)     (3,124)      (3,355)
                        Deposits from customers                                              (453)       (183)         153
                        Warranty obligations                                                  (69)       (137)        (124)
                        Deferred revenue                                                      447       1,451        1,117
                                                                                          -------     -------     --------
                                   Net cash provided by (used in) operating activities      3,471       1,243       (2,113)
                                                                                          -------     -------     --------
Cash flows from investing activities
       Investment in held to maturity investment                                             (417)         --           --
       Proceeds of held to maturity investment                                                  5          --          352
       Proceeds of sale of investment                                                         662          --        1,000
       Capital expenditures                                                                  (825)       (347)        (225)
                                                                                          -------     -------     --------
                                   Net cash (used in) provided by investing activities       (575)       (347)       1,127
                                                                                          -------     -------     --------
Cash flows from financing activities
       Net proceeds from issuance of common stock                                               1           3           --
       Proceeds from refinancing                                                               --          --        1,000
       Payment of long term debt                                                           (3,442)       (161)          --
                                                                                          -------     -------     --------
                                   Net cash used in financing activities                   (3,441)       (158)       1,000
                                                                                          -------     -------     --------

Net (decrease) increase in cash and cash equivalents                                         (545)        738           14
Cash and cash equivalents at beginning of period                                            2,167       1,429        1,415
                                                                                          -------     -------     --------

Cash and cash equivalents at end of period                                                $ 1,622     $ 2,167     $  1,429
                                                                                          =======     =======     ========

The accompanying notes are an integral part of these consolidated financial statements.


                                      F 5

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

      The following is a summary of the Company's revenues from its principal products:

                                                % Of Total Revenue
                                          2002          2001          2000
                                          ----          ----          ----
      CDR                                  97%           97%           88%
      AccuDEXA                              3%            3%           12%
                                          ---           ---           ---
                                          100%          100%          100%
                                          ===           ===           ===

      The consolidated financial statements of the Company at March 31, 2002 include the accounts of the Company and its wholly owned subsidiary, Schick New York.

2.    Summary of Significant Accounting Policies

      Basis of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to the allowance for doubtful accounts, allowances for estimated sales returns, estimated costs of initial warranties, and valuation allowance on deferred tax assets. Management has exercised reasonable judgement in deriving these estimates, however, actual results could differ from these estimates. Consequently, an adverse change in conditions could affect the Company's estimates.

      Cash equivalents

      Cash equivalents consist of short-term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost.

      Short-Term Investments

      Investments with original maturities greater than three months and less than one year when purchased are classified as short-term investments. Investments are categorized as held-to-maturity and are carried at amortized cost, without recognition of gains or losses that are deemed to be temporary, as the Company has both the intent and the ability to hold these investments until they mature.

      Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Cost is determined principally on the standard cost method for manufactured


                                      F 6
goods and on the average cost method for other inventories, each of which approximates actual cost on the first-in, first-out method. The Company establishes reserves for inventory estimated to be obsolete, unmarketable or slow moving inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated or if changes in technology affect the Company's products additional inventory reserves may be required.

      Equipment

      Equipment is stated at cost. Depreciation and amortization are provided on the straight-line method over the lesser of the estimated useful lives of the related assets ranging from five to ten years or, where appropriate, the lease term.

      Revenue Recognition

      Revenues from sales of the Company's hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is probable. The Company provides its customers with a 30-day return policy but allows for an additional 15 days, and, accordingly, recognizes allowances for estimated returns by customers pursuant to such policy at the time of shipment. The Company defers revenue shipped to its exclusive domestic distributor, Patterson Dental Company, ("Patterson") until Patterson delivers such inventory to its customer. Amounts received from customers' advance of product shipment are classified as deposits from customers. Revenues from the sale of extended warranties on the Company's products are recognized on a straight-line basis over the life of the extended warranty, which is generally for a one-year period. Deferred revenues relate to extended warranty fees, which have been paid by customers prior to the performance of extended warranty services, and to certain shipments to Patterson described above.

      Advertising Costs

      Advertising costs included in selling and marketing expenses are expensed as incurred and were $492, $851 and $580, for the years ended March 31, 2002, 2001, and 2000, respectively.

      Warranties

      The Company provides its customers with a limited product warranty for a period of one year subsequent to the sale of its products. The Company recognizes estimated costs associated with the limited warranty at the time of sale of its products.

      Research and Development

      Research and development costs consist of expenditures covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses. Research and development costs are expensed as incurred. Software development costs for external use software incurred after the establishment of technological feasibility are capitalized and amortized to cost of revenues on a straight-line basis over the expected useful life of the software. Software development costs incurred prior to the attainment of technological feasibility are considered research and development and are expensed as incurred. Costs of software developed for internal use incurred during the development of the application are capitalized and amortized to operating expense on a straight-line basis over the expected useful life of the software. The Company did not capitalize any software development costs during 2002, 2001 and 2000.

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


                                      F 7

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

3.    Recently Issued Accounting Standards

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

      The Company continued to amortize under its current method until March 31, 2002. Thereafter, annual goodwill amortization of $107 will no longer be recognized. By September 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at April 1, 2002, the Company will record an impairment loss in the June 30, 2002 quarter, as a cumulative effect of a change in accounting principle.

      In August 2001, the FASB issued statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," ("SFAS 144"). This statement is effective for the fiscal years beginning after December 15, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement but does not believe it will have a material effect.

4.    Income (Loss) Per Share

      Basic earnings per share ("Basic EPS") are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. The computations of basic and diluted loss per share are equal for the years ended March 31, 2001 and 2000, as all potential shares are antidilutive.

      At March 31, 2002, 2001 and 2000, outstanding options to purchase 1,840,435, 1,046,807 and 992,605 shares of common stock, respectively, at exercise prices ranging from $0.50 to $27.72 per share in fiscal 2002 and 2001, and from $1.00 to $27.72 in fiscal 2000, have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 5,650,000 shares of common stock with exercise prices of $0.75 per share were also antidilutive and excluded from the computation of diluted loss per share at March 31, 2001 and 2000.

5.    Inventories

      Inventories at March 31, 2002 and 2001, net of provisions for excess and obsolete inventories, are comprised of the following:

                                                  2002          2001
                                                  ----          ----
            Raw materials                       $2,141        $3,046
            Work-in-process                         16           119
            Finished goods                         648           655
                                                ------        ------
            Total inventories                   $2,805        $3,820
                                                ======        ======


                                      F 8

6.    Equipment

      Equipment at March 31, 2002 and 2001 is comprised of the following:

                                                             2002      2001
                                                             ----      ----
      Production equipment                                $ 5,257    $5,105
      Computer and communications equipment                 2,283     2,183
      Demonstration equipment                                 944       928
      Leasehold improvements                                1,857     1,301
      Other equipment                                         123       122
                                                          -------    ------
      Total equipment                                      10,464     9,639
      Less - accumulated depreciation and amortization      7,525     6,150
                                                          -------    ------
      Equipment, net                                      $ 2,939    $3,489
                                                          =======    ======

      At March 31, 2002 and 2001, computer equipment included approximately $199 of equipment acquired under capital leases. Accumulated depreciation related to these assets approximated $199 and $171 at March 31, 2002 and 2001, respectively.

7.    Short-term investments

      Held-to-maturity securities at March 31, 2002 and 2001 include short-term U.S. Treasury and government agency debt securities of $417 and $8, respectively on an amortized cost basis, with maturity dates of less than one year. The gross unrealized gains and losses at March 31, 2002 and 2001 on held-to-maturity securities were insignificant.

8.    Accounts payable and accrued expenses

      Accounts payable and accrued expenses is summarized as follows at March 31, 2002 and 2001:

                                                       2002      2001
                                                       ----      ----
            Legal and other professional fees        $   --    $  420
            Accounts payable and accrued expenses       957     1,381
                                                     ------    ------
                                                     $  957    $1,801
                                                     ======    ======

9.    Debt

      Long-term debt is summarized as follows at March 31, 2002 and 2001:

                                                       2002      2001
                                                       ----      ----
            Term notes                               $3,854    $6,296
            Secured credit facility                      --       635
                                                     ------    ------
                                                      3,854     6,931
            Less current maturities                   1,815     2,851
                                                     ------    ------
                                                     $2,039    $4,080
                                                     ======    ======

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


                                      F 9

      Term Loan A

      The principal balance of term loan A is payable in 49 monthly payments which commenced April 15, 2001, with interest payable monthly at the prime rate plus 2.5%.

      Term Loan B

      The principal balance of term loan B is payable in 27 monthly payments which commenced January 15, 2001 with interest payable monthly at the prime rate plus 2.5%.

      The Company is also required to make additional principal payments equal to fifty percent of the "positive actual cash flow", as defined. In May 2002 and April 2001 the Company made prepayments of $236 and $750, respectively, in satisfaction of this provision. Such payment is classified in current loan maturities. The tangible and intangible assets of the Company, as defined, collateralize the term loans.

      In connection with the renewed note, the Company granted the lender 650,000 warrants at an exercise price of $2.19 expiring on November 15, 2004. The fair value of the warrants amounted to $596, and is being accounted for as deferred financing costs. The costs are, included in "Other Assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the renewed note (17 months). In connection with the amended note, the warrants' exercise price was reduced to $.75 and the expiration date was extended to December 2006. Additional deferred financing costs of $130 were incurred and are being amortized over the five-year life of the amended note. Interest expense of approximately $95 and $176 relating to this warrants issuance was recognized for the year ended March 31, 2002 and 2001, respectively.

      Effective August 28, 2000, the lender sold all its rights, title and interest in, to and under the warrants, notes payable and security agreement as described above, to the Company's other secured creditor (Greystone). By letter dated October 11, 2000, the lender directed the Company to make all remaining payments due for the notes payable directly to Greystone.

      Secured Credit Facility

      In December 1999, the Company entered into a Loan Agreement (the "Loan Agreement") with Greystone Funding Corporation ("Greystone") to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. Under the Loan Agreement, the Company appointed two of Greystone's executive officers, one as President of the Company and both as Directors. Pursuant to the Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued to Greystone, or its designees, warrants to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.75 per share. The President of the Company has been issued 750,000 of these warrants as a Greystone designee. The Company agreed to issue to Greystone or its designees warrants to purchase an additional 2,000,000 shares at an exercise price of $0.75 per share in connection with a cash payment of $1 million by Greystone to the Company in consideration of a sale of Photobit stock by the Company to Greystone. The sale of the Photobit stock was made subject to a right of first refusal held by Photobit and its founders. By letter dated February 17, 2000, counsel for Photobit informed the Company that Photobit considered the Company's sale of its shares to Greystone to be void on the basis of the Company's purported failure to properly comply with Photobit's right of first refusal.

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

      Under the Amended Loan Agreement, the Company also issued to Greystone (or its designees) warrants (the "Additional Warrants") to purchase an additional 13,000,000 shares of common stock, which were to vest and become exercisable at a rate of two shares of Common Stock for each dollar advanced under the Amended Loan Agreement in excess of the initial draw of $1,000,000. Any Additional Warrants which did not vest prior to expiration or surrender of the line of credit, were to be forfeited and canceled. In connection with the Greystone secured credit facility, effective as of February 15, 2000, DVI consented to the Company's


                                      F10
grant to Greystone of a second priority lien encumbering the Company's assets, under and subject in priority and right of payment to all liens granted by the Company to DVI.

      The $1 million proceeds of the initial draw was allocated to the loan and 15 million warrants issued, based upon their relative fair values at issuance. The carrying value of the note of $575 was being accreted to the face value of the $1 million using the interest method over the seven-year term of the loan. The fair value of 3 million warrants issued in connection with the agreement, amounting to $90, was accounted for as deferred financing cost.

      The secured term notes and secured credit facility were subject to various financial and restrictive covenants including, among others, interest coverage, current ratio, and EBITDA. On July 5, 2001, the Company repaid all outstanding advances under the Greystone Amended Loan Agreement, together with all unpaid accrued interest thereunder ($1.05 million), and concurrently terminated said Amended Loan Agreement. Approximately $423 representing the unamortized discount and deferred financing costs relating to the Amended Loan Agreement was charged to expense in July 2001.

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

      Principal maturities of long-term debt are as follows:

                 Year ending March 31,
                 ---------------------
                          2003                                    $1,815
                          2004                                     1,270
                          2005                                       691
                          2006                                        78
                                                                  ------
                                                                  $3,854
                                                                  ======

10.   Income Taxes

      The reconciliation between the U.S. federal statutory rate and the Company's effective tax rate is as follows:

                                                                         March 31,
                                                                         ---------
                                                              2002          2001          2000
                                                              ----          ----          ----
      Tax benefit at Federal statutory rate                  34.0%        -34.0%        -34.0%
      State income tax expense (benefit), net of
              Federal tax                                    -8.1%         -8.1%         -8.1%
      Non-deductible expenses                                 0.9%          0.7%          0.5%
      Research and development tax credit                     2.2%          5.0%          1.5%
      Net operating loss and credits (used) in the
      current  year or generated in the year in which
        there is no benefit                                 -29.0%         36.4%         40.1%
                                                            -----         -----         -----
      Effective tax rate                                        0%           .0%          0.0%
                                                            =====         =====         =====

      Significant components of the Company's deferred tax assets (liabilities) at March 31, 2002, 2001 and 2000 are as follows:

                                                                        March 31,
                                                                       ----------
                                                             2002          2001          2000
                                                             ----          ----          ----
      Net operating loss carryforwards                   $ 14,636      $ 15,638      $ 11,218
      Reserves and allowances for inventory                 1,257         1,400         2,947
      Accounts receivable and warranties                    1,862         2,182         2,360
      Tax credit and carryforwards                          1,421         1,305           962
      Depreciation and other                                  575           663          (192)
      Other                                                    65           114           328
                                                         --------      --------      --------
                                                           19,816        21,302        17,623
      Valuation allowance                                 (19,816)      (21,302)      (17,623)
                                                         --------      --------      --------
      Net deferred tax asset                             $     --      $     --      $     --
                                                         ========      ========      ========


                                      F11

      Management has established a full valuation allowance for the amount of the deferred tax asset based on uncertainties with respect to the Company's ability to generate future taxable income. Management will continue to assess the realizability of the deferred tax asset at the interim and annual balance date based upon actual and forecasted operating results.

      At March 31, 2002, the Company has a U.S. federal income tax net operating loss carryforward of $34,849 available to offset future taxable income. The carryforward has various expiration dates beginning in 2018.

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

      Approximately $6.2 million, $8.1 million and $6.5 million of the Company's sales in 2002, 2001, and 2000, respectively, were to foreign customers. The majority of such foreign sales were to customers in Europe. During 2002 and 2000, sales of $9.9 million and $2.6 million, respectively were made to single customers. During 2001, sales of $7.5 were made to two customers.

      On April 6, 2000, the Company entered into an agreement with Patterson Dental Company which granted Patterson exclusive rights to distribute the Company's dental products in the United States and Canada effective May 1, 2000.

12.   Commitments and Contingencies

      Employment Agreements

      The Company has employment agreements with certain executive officers. As of March 31, 2002 minimum compensation obligations under these employment agreements are as follows:

                   March 31
                     2003                    $  857
                     2004                       648
                     2005                       322
                                             ------
                                             $1,827
                                             ======

      In addition, certain of the Company's agreements provide for the issuance of common stock and/or common stock options to the executives, which generally vest ratably over the


                                      F12
term of the agreements (2-3 years). Additionally, certain executives may earn bonus compensation based upon the specific terms of the respective agreements, as defined.

      Operating Leases

      The Company leases its facilities under an operating lease agreement expiring June 2007. Rent expense for the years ended March 31, 2002, 2001, and 2000 was $470, $701, and $1,095, respectively.

      Future minimum payments on a fiscal year basis under non-cancelable operating leases are as follows:

                         2003                                    $  445
                         2004                                       467
                         2005                                       486
                         2006                                       506
                         2007                                       526
                      Thereafter                                    137
                                                                 ------
                                                                 $2,567
                                                                 ======

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

      SEC Investigation and other

      In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings for interim periods of fiscal 1999. Subsequent thereto, the SEC requested the voluntary production of certain documents and the Company provided the SEC with the requested materials. On August 17, 2000, the SEC served a subpoena upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company provided the SEC with the subpoenaed materials. The Company has been informed that since January 2002 the SEC has served subpoenas upon and/or contacted certain former and current officers and employees of the Company, in connection with this matter. The Company has cooperated fully with the SEC staff, and intends to continue such cooperation. The Company cannot predict the potential outcome of the inquiry.

      In addition, the Company has been informed that since January 2002 investigators associated with the U.S. Attorney's Office have served subpoenas on and/or contacted certain former and current employees, and a current Director, apparently in connection with the same event. On June 13, 2002, the Company was advised by coursel to David Schick, the Company's Chief Exective Officer, that the United States Attorney's Office for the Southern District of New York had recently notified such counsel that Mr. Schick was a target of the United States Attorney's investigation of this matter. The Company cannot predict the potential outcome.

      Litigation

      In May 2000, the Company entered into an agreement for the settlement of the class action lawsuit naming the Company, certain of its officers and former officers and various third parties as defendants. The complaint alleged that certain defendants issued false and misleading statements concerning the Company's publicly reported earnings in violation of the federal securities laws. The complaint sought certification of a class of persons who purchased the Company's common stock between July 1, 1997 and February 19, 1999, inclusive, and did not specify the amount of damages sought. Under the settlement agreement, reflected in a memorandum of understanding and Stipulation of Settlement, all claims against the Company and other defendants are to be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the settlement agreement call for payment to the plaintiffs, for the benefit of the class, of the sum of $3.4 million. The settlement amount will be paid in its entirety by the Company's insurance carrier and is not expected to have any material impact on the financial results of the Company. On February 12, 2002, the Court entered an Order and Final Judgment in this matter, pursuant to which the terms of the settlement agreement were approved and the complaint was dismissed with prejudice.


                                      F13

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

      In 1998, the Company adopted the Directors Plan. In November 2000 the Plan was amended to increase the number of shares of Common Stock issuable to 300,000. At March 31, 2002, 2001 and 2000, a total of 266,875, 133,125, 25,000 options to purchase Common Stock pursuant to the Directors Plan were outstanding, respectively. The plan stipulates that the exercise price of non-qualified options granted under the Plan must have an exercise price equal to or exceeding 85% of the fair market value of the Company's common stock as of the date of grant of the option and no option may be exercisable after ten years from the date of grant. Options granted under the plan generally vest over a period of four years.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and other stock-based compensation issued to employees and directors. During the years ended March 31, 2002, 2001 and 2000, the Company did not recognize compensation expense for options granted to employees and Directors. Had compensation cost for option grants to employees and Directors been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") the Company's net profit in 2002 would have decreased by $474 ($0.05 per basic share and $0.04 per diluted share) and the loss in 2001 and 2000 would have increased approximately $590 ($0.06 per basic share) and $626 ($.05 per basic share), respectively.

      The fair value of options granted to employees and directors during 2002, 2001, and 2000 has been determined on the date of the respective grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                       2002              2001              2000
                                                       ----              ----              ----
      Dividend yield                                   None              None              None
      Risk-free interest rate on date of grant     2.81%-3.56%       4.70%-4.87%       5.35%-6.36%
      Forfeitures                                      None              None              None
      Expected life                                  5 years           5 years           5 years
      Volatility                                        84%               84%               91%
      Weighted average fair value per share            $0.55             $0.62             $0.07


                                      F14

      The following table summarizes information regarding stock options for 2002, 2001 and 2000:

                             2002                        2001                    2000
                             ----                        ----                    ----
                            Shares      Weighted        Shares     Weighted     Shares      Weighted
                             Under       Average         Under      Average      Under       Average
                            Option      Exercise        Option     Exercise     Option      Exercise
                             Price        Price          Price       Price       Price        Price
                             -----        -----          -----       -----       -----        -----
Options outstanding,
Beginning of year         1,046,807      $ 3.53        992,605      $ 4.57      591,958      $10.87
Options granted             859,739        1.31        297,442        1.06      681,866        1.21
Options exercised            (1,167)       1.00         (2,809)       1.00           --          --
Options forfeited           (64,944)       4.14       (240,431)       4.84     (281,219)      12.30
                          ---------                  ---------                  -------
Options outstanding,
End of year               1,840,435      $ 2.47      1,046,807      $ 3.53      992,605      $ 4.57
                          =========                  =========                  =======

                                Options outstanding   Weighted average remaining
      Range of exercise price    At March 31, 2002     Contractual life (years)
      -----------------------    -----------------     ------------------------
         $ 0.50 to $ 2.88            1,649,421                    9
         $ 4.91 to $ 7.86               89,712                    6
         $14.81 to $22.97               75,753                    6
         $25.75 to $27.72               25,549                    6

      At March 31, 2002, there are 1,459,565 options available for grant pursuant to the Company's option plans. Of the 1,840,435 options outstanding at March 31, 2002, 754,343 are exercisable at such date at a weighted-average exercise price of $3.88.

      Defined Contribution Plan

      The Company has a defined contribution savings plan, which qualifies under
Section 401(k) of the Internal Revenue Code, for employees meeting certain service requirements. Participants may contribute up to 15% of their gross wages not to exceed, in any given year, a limitation set by the Internal Revenue Service regulations. The plan provides for mandatory matching contributions to be made by the Company to a maximum amount of 2.5% of a plan participant's compensation. Company contributions to the plan approximated $135, $131, and $164 in 2002, 2001 and 2000, respectively.

14.   Supplemental Cash Flow Information

      Cash payments for interest were $955, $854, and $424 in 2002, 2001 and 2000 respectively. There were no payments for income taxes in 2002, 2001 and 2000.

15.   Stockholders' Equity (Deficiency)

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

      In February 2000, an executive was awarded 75,000 shares of the Company's Common Stock, subject to a risk of forfeiture, which vests as to 25,000 shares on each of December 31, 2000, 2001 and 2002. Upon the sale of any such vested shares, the employee is required to pay the Company $1.32 per share sold within 30 days following such sale. The Company recorded a note receivable, which is presented as a reduction of Paid in Capital amounting to $99, relating to the stock issuance. The charge to operations relating to this stock award is not material to the financial statements.

16.   Acquisition and Investment

      Keystone Acquisition

      On September 24, 1997, the Company acquired certain assets of Keystone Dental X-Ray Inc. ("Keystone"), a manufacturer of x-ray equipment for the medical and dental radiology


                                      F15
field, for $1,450. The acquisition had been accounted for using the purchase method, and the Company had recorded goodwill in the amount of $750, which is included in other assets and is being amortized on a straight-line basis over 7 years. The Company recognized $107 for amortization of goodwill in 2002, 2001 and 2000.

      Investment in Photobit Corporation

      In September 1997, the Company purchased a minority interest of 5%, for $1,000 in Photobit Corporation ("Photobit"), a developer of complementary metal-oxide semiconductor ("CMOS"), APS imaging technology. In July 1998, the Company invested an additional $250 in Photobit Corporation, bringing its total investment in Photobit to $1,250. The Company is the exclusive licensee of the APS technology for medical applications and utilizes the technology in its bone-mineral density assessment device and certain components of its computed dental x-ray imaging system. In September 1999, the Company sold 250,000 shares of Photobit stock for $1,000 and recorded an investment gain of approximately $565.

      In November 2001 Photobit Corporation was acquired by Micron Technologies, Inc. and subsequently adopted a plan of dissolution, to wind up and liquidate Photobit. The Company received $662, the initial proceeds of the liquidation of its investment. A second distribution of $29 was paid in April 2002 and a final distribution is scheduled to be paid in November 2002. The Company deferred recognition of gain (as much as $42) until such payment is received and has classified the balance of its investment ($153) in prepayments and other current assets.

17.   Unaudited selected quarterly financial data

      The following is a summary of the Company's unaudited quarterly operating results for the years ended March 31, 2002, 2001 and 2000:

                                      Mar 31,        Dec 31,         Sep 30,          Jun 30,          Mar 31,         Dec 31,
                                        2002            2001            2001             2001             2001            2000
                                        ----            ----            ----             ----             ----            ----
Statement of Operations Data:

Revenue, net                    $      6,736     $     7,003    $      4,819     $      5,841     $      6,228     $     5,391

Total cost of sales                    2,494           2,288           1,752            2,298            2,476           2,333
                                ------------     -----------    ------------     ------------     ------------     -----------

Gross profit                           4,242           4,715           3,067            3,543            3,752           3,058
                                ------------     -----------    ------------     ------------     ------------     -----------

Gross profit margin                     63.0%           67.3%           63.6%            60.7%            60.2%           56.7%

Operating expense:

Selling and  marketing                 1,287           1,390           1,312            1,302            1,162           1,303

General and administrative             1,231           1,012             925              980              858             863

Research and development                 566             548             532              530              572             544
Bad debt recovery                        (50)             --              --              (43)            (100)           (354)

Abandonment of leasehold                  --             117              --               --              275              --
                                ------------     -----------    ------------     ------------     ------------     -----------
Operating expense                      3,034           3,067           2,769            2,769            2,767           2,356
                                ------------     -----------    ------------     ------------     ------------     -----------

Income (loss) from operations          1,208           1,648             298              774              985             702
                                ------------     -----------    ------------     ------------     ------------     -----------
Net income (loss)               $      1,167     $     1,544    $       (250)    $        627     $        766     $       439
                                ============     ===========    ============     ============     ============     ===========

Earnings (loss) per share:

Basic income (loss)             $       0.12     $      0.15    $      (0.02)    $       0.06     $       0.08           %0.04
                                ============     ===========    ============     ============     ============     ===========
Diluted income (loss)           $       0.08     $      0.14    $      (0.02)    $       0.05     $       0.07     $      0.04
                                ============     ===========    ============     ============     ============     ===========
Weighted average common stock
outstanding (basic)               10,137,257      10,137,193      10,137,193       10,137,193       10,137,193      10,137,193
                                ============     ===========    ============     ============     ============     ===========
Weighted average common stock
outstanding (diluted)             14,115,104      10,894,495      10,137,193       11,470,010       11,012.363      11,117,412
                                ============     ===========    ============     ============     ============     ===========

                                     Sep 30,          Jun 30,          Mar 31,          Dec 31,          Sep 30,          Jun 30,
                                        2000             2000             2000             1999             1999             1999
                                        ----             ----             ----             ----             ----             ----
Statement of Operations Data:

Revenue, net                    $      3,390     $      6,243     $      5,415     $      4,771     $      4,565     $      7,238

Total cost of sales                    2,401            3,096            3,130            2,971            4,428            5,762
                                ------------     ------------     ------------     ------------     ------------     ------------

Gross profit                             989            3,147            2,285            1,800              137            1,476
                                ------------     ------------     ------------     ------------     ------------     ------------

Gross profit margin                     29.2%            50.4%            42.2%            37.7%             3.0%            20.4%

Operating expense:

Selling and  marketing                 1,235            1,614            1,635            1,590            1,633            2,778

General and administrative             1,279            1,161            2,214            1,601            1,814            1,710

Research and development                 550              554              666              595              685              884
Bad debt recovery

Abandonment of leasehold                  --               --               --               --               --               --
                                ------------     ------------     ------------     ------------     ------------     ------------
Operating expense                      3,064            3,329            4,515            3,786            4,132            5,372
                                ------------     ------------     ------------     ------------     ------------     ------------

Income (loss) from operations         (2,075)            (182)          (2,230)          (1,986)          (3,995)          (3,896)
                                ------------     ------------     ------------     ------------     ------------     ------------
Net income (loss)               $     (2,316)    $       (527)    $     (2,713)    $     (2,044)    $     (3,597)    $     (3,977)
                                ============     ============     ============     ============     ============     ============

Earnings (loss) per share:

Basic income (loss)             $      (0.23)    $      (0.05)    $      (0.27)    $      (0.20)    $      (0.36)    $      (0.40)
                                ============     ============     ============     ============     ============     ============
Diluted income (loss)           $      (0.23)    $      (0.05)    $      (0.27)    $      (0.20)    $      (0.36)    $      (0.40)
                                ============     ============     ============     ============     ============     ============
Weighted average common stock
outstanding (basic)               10,134,696       10,134,384       10,059,384       10,059,384       10,059,384       10,059,384
                                ============     ============     ============     ============     ============     ============
Weighted average common stock
outstanding (diluted)             10,134,696       10,134,384       10,059,384       10,059,384       10,059,384       10,059,384
                                ============     ============     ============     ============     ============     ============


                                      F16

Schedule II

                    Schick Technologies, Inc. and Subsidiary
                        Valuation and Qualifying Accounts

                                                                           Additions
                                                                           ---------
                                                         Balance at  Charged to   Charged to                  Balance at
                                                         Beginning    Cost and       Other                        End
                                                         Of Period    Expenses     Accounts    Deductions      of Period
                                                         ---------    --------     --------    ----------      ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
       For the year ended March 31, 2002                  $ 1,818                               $1,008(a)       $   717
                                                                                                    93(b)
       For the year ended March 31, 2001                    2,449          --          --          177(a)         1,818
                                                                                                   454(b)
       For the year ended March 31, 2000                    4,512           9          --        2,072(a)         2,449

RESERVE FOR OBSOLETE/SLOW MOVING INVENTORY
       For the year ended March 31, 2002                  $ 3,195       $ 292                   $  588(c)       $ 2,899
       For the year ended March 31, 2001                    6,332         754                    3,891(c)         3,195
       For the year ended March 31, 2000                    5,466         898          --           32(c)         6,332

VALUATION ALLOWANCE - DEFERRED TAX ASSET
       For the year ended March 31, 2002                  $21,302                               $1,486          $19,816
       For the year ended March 31, 2001                   17,623                   3,679                        21,302
       For the year ended March 31, 2000                   11,855          --       5,768           --           17,623

PROVISION FOR WARRANTY OBLIGATIONS
       For the year ended March 31, 2002                  $   141                               $   69          $    72
       For the year ended March 31, 2001                      278                                  137              141
       For the year ended March 31, 2000                      402          --          --          124              278

(a)   accounts receivable written off

(b)   accounts receivable recovered

(c)   inventory disposed of


                                      F17

      (a)   Documents filed as a part of this Report

      (1)   Consolidated Financial Statements filed as part of this Report:

            Index to the Financial Statements                               F-1

            Report of Independent Certified Public Accountants              F-1

            Consolidated Balance Sheet at March 31, 2002 and 2001           F-2

            Consolidated Statement of Operations for the years ended        F-3
            March 31, 2002, 2001 and 2000                                   F-5

            Consolidated Statement of Changes in Stockholders'
            Equity for the years ended March 31, 2002, 2001 and 2000        F-4

            Consolidated Statement of Cash Flows for the year ended
            March 31, 2002, 2001 and 2000                                   F-5

            Notes to Consolidated Financial Statements                      F-6

      (2)   Financial statement schedules filed as part of this Report

Schedule II  Valuation and Qualifying Accounts                              F-18

      Schedules other than that mentioned above are omitted because the conditions requiring their filing do not exist, or because the information is provided in the financial statements filed herewith, including the notes thereto.

      (b)   Reports on Form 8-K

      None.

      (c)   The following Exhibits are included in this report:

      Number      Description

           *3.1   Amended and Restated Certificate of Incorporation of the
                  Company.

      ******3.2   Bylaws of the Company, as amended.

           *4.1   Form of Common Stock certificate of the Company.

           *4.2   Form of private-placement Warrant of the Company.

           *4.3 Agreement and Plan of Merger dated as of May 15, 1997 among Schick Technologies, Inc., a New York corporation, Schick Technologies Inc., a Delaware corporation and STI Acquisition Corp, a Delaware corporation.

     ******10.1   Schick Technologies, Inc. 1996 Employee Stock Option Plan, as
                  amended.

     ******10.2   Schick Technologies, Inc. 1997 Stock Option Plan for Non
                  Employee Directors, as amended.

          *10.3 Form of Non-Disclosure, Solicitation, Solicitation, Non-Competition and Inventions Agreements between Schick Technologies, Inc. and Named Executives of Schick Technologies, Inc.

          *10.5 Service and License Agreement between Photobit, LLC and Schick Technologies, Inc. dated as of June 24, 1996.

        ***10.10 Secured Promissory Note between Schick Technologies, Inc. and DVI Financial Services, Inc., dated as of January 25, 1999.

        ***10.11 Allonge to Secured Promissory Note by and between Schick Technologies, Inc. and DVI Financial Services, Inc., dated as of March 4, 1999.

        ***10.13 Security Agreement between Schick Technologies, Inc. and DVI Affiliated Capital, dated January 25, 1999.

        ***10.15 Employment Agreement between Schick Technologies Inc. and David Schick, dated February 29, 2000.

        ***10.16 Employment Letter Agreement between Schick Technologies Inc. and Zvi Raskin, dated February 6, 2000.

        ***10.17 Employment Letter Agreement between Schick Technologies Inc. and Michael Stone, dated January 12, 2000.

        ***10.18 Employment Letter Agreement between Schick Technologies Inc. and William F. Rogers, dated December 31, 1999.

        ***10.19 Separation, Severance and General Release Agreement between Schick Technologies Inc. and Fred Levine, dated August 27, 1999.

        ***10.20 Separation, Severance and General Release Agreement between Schick Technologies Inc. and Avi Itzhakov, dated August 20, 1999.

     ******10.21  Loan Agreement, dated December 27, 1999, by and between Schick
                  Technologies, Inc., a Delaware corporation, Schick Technologies, Inc., a New York corporation, and Greystone Funding Corporation ("Greystone"), a Virginia corporation. (Incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated December 27, 1999.)

     ******10.22  Stockholders' Agreement, dated December 27, 1999, by and between Schick Technologies, Inc., a Delaware corporation, David B. Schick, Allen Schick and Greystone. (Filed as Exhibit 2 to the Company's Report on Form 8-K dated December 27, 1999.)

     ******10.23  Stock Purchase Agreement, dated December 27, 1999, by and between Schick Technologies, Inc., a Delaware Corporation, and Greystone. (Filed as Exhibit 3 to the Company's Report on Form 8-K dated December 27, 1999.)

     ******10.24  Form of Warrant Certificate Issued to Greystone to Purchase
                  Shares of Common Stock of Schick Technologies, Inc., a Delaware Corporation. (Filed as Exhibit 4 to the Company's Report on Form 8-K dated December 27, 1999.)

       ****10.25  Amended and Restated Loan Agreement, dated March 17, 2000 and made effective as of December 27, 1999, by and between Schick Technologies, Inc., a Delaware corporation, Schick Technologies, Inc., a New York corporation, and Greystone Funding Corporation, a Virginia corporation.

      *****10.26  Agreement to Rescind Stock Purchase, dated March 17, 2000 and made effective as of December 27, 1999, by and between Greystone Finding Corp., a Virginia corporation, and Schick Technologies, Inc., a Delaware corporation.

      *****10.27  Registration Rights Agreement between Schick Technologies,
                  Inc. and Greystone, dated as of December 27, 1999.

      *****10.28  Second Amended and Restated Secured Promissory Note between
                  Schick Technologies, Inc. and DVI Financial Services, Inc., in the principal amount of $5,000,000,dated as of March 15, 2000.

      *****10.29  Second Amended and Restated Secured Promissory Note between
                  Schick Technologies, Inc. and DVI Financial Services, Inc., in the principal amount of $1,596,189, dated as of March 15, 2000.

      *****10.30  Security Agreement between Schick Technologies, Inc. and DVI
                  Financial Services, Inc., dated as of March 15, 2000.

      *****10.31  Amended and Restated Security Agreement between Schick
                  Technologies, Inc. and DVI Financial Services, Inc., dated as of March 15, 2000.

      *****10.32  Form of Warrant Certificate Issued to DVI Financial Services,
                  Inc. to Purchase Shares of Schick Technologies, Inc.

      *****10.33  Registration Rights Agreement between Schick Technologies,
                  Inc. and DVI Financial Services, Inc., dated as of March 15, 2000.

      *****10.34  Distributorship Agreement, dated April 6, 2000, by and between
                  Schick Technologies, Inc. and Patterson Dental Company.

     ******10.35  Termination Agreement between Greystone Funding Corporation and Schick Technologies, Inc. entered into as of March 30, 2001.

           10.36 Employment Agreement between Schick Technologies, Inc. and Jeffrey T. Slovin, dated November 9, 2001

           10.37 Employment Agreement between Schick Technologies, Inc. and David Schick, dated December 20, 2001

           10.38 Employment Agreement between Schick Technologies, Inc. and Michael Stone, dated as of January 14, 2002

           10.39 Letter Agreement between Schick Technologies, Inc. and David Schick, dated March 4, 2002, amending, in part, the Employment Agreement between Schick Technologies, Inc. and David Schick, dated December 20, 2001

           21     List of Subsidiaries of Schick Technologies, Inc.

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

***** Filed as the same exhibit number as part of the registrant's Annual Report on Form 10-K for the year ended March 31, 2000, filed with the Securities and Exchange Commission on June 29,2000.

****** Filed as the same exhibit number as part of the registrant's Annual Report on Form 10-K for the year ended March 31, 2001, filed with the Securities and Exchange Commission on July 13, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Island City, State of New York, on June 11, 2002.

                                        SCHICK TECHNOLOGIES, INC

                                        By: /s/ David Schick
                                        ----------------------------------------
                                        David Schick
                                        Chairman of the Board and
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 11, 2002.

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

Signature                                        Title


/s/ David Schick
------------------------------       Chairman of the Board
David Schick                         and Chief Executive Officer


/s/ Jeffrey Slovin
------------------------------       Director, President and Chief Operating
Jeffrey Slovin                       Officer


/s/ Ronald Rosner
------------------------------       Director of Finance and Administration
Ronald Rosner


/s/ Allen Schick
------------------------------       Director
Allen Schick


/s/ Euval Barrekette
------------------------------       Director
Euval Barrekette


/s/ Jonathan Blank
------------------------------       Director
Jonathan Blank


/s/ William Hood
------------------------------       Director
William Hood


/s/ Curtis M. Rocca III
------------------------------       Director
Curtis M. Rocca III