Form 10-Q
period 2002-06-30
SCHICK TECHNOLOGIES INC
filed 2002-08-09
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________ to
      _____________ .

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

Yes [X] No [ ]

As of August 5, 2002, 10,145,961 shares of common stock, par value $.01 per share, were outstanding.

SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements:

           Consolidated Balance Sheets as of June 30, 2002 (unaudited)
           and March 31,2002 ........................................... Page 1

           Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001 (unaudited) .................... Page 2

           Consolidated Statements of Cash Flows for the three months ended June 30, 2002 and 2001 (unaudited) .................... Page 3

           Notes to Consolidated Financial Statements .................. Page 4

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations ................................... Page  7

   Item 3. Quantitative and Qualitative Disclosures about Market Risk .. Page 13

PART II. OTHER INFORMATION:

   Item 1. Legal Proceedings ........................................... Page 13

   Item 2. Changes in Securities and Use of Proceeds ................... Page 14

   Item 3. Defaults Upon Senior Securities ............................. Page 14

   Item 4. Submission of Matters to a Vote of Security Holders ......... Page 14

   Item 5. Other Information ........................................... Page 14

   Item 6. Exhibits and Reports on Form 8-K ............................ Page 14

SIGNATURES ............................................................. Page 15

PART I. Financial Information

Item 1. Financial Statements --

Schick Technologies, Inc. and Subsidiary
Consolidated Balance Sheet
(In thousands, except share amounts)

                                                                  June 30,    March 31,
                                                                  --------    ---------
                                                                          2002
                                                                          ----
                                                                (unaudited)
Assets
  Current assets
     Cash and cash equivalents                                    $  3,115    $  1,622
     Short - term investments                                          463         472
     Accounts receivable, net of allowance for
              doubtful accounts of $717                              2,348       2,812
     Inventories                                                     3,006       2,805
     Income taxes receivable                                            13          13
     Prepayments and other current assets                              513         427
                                                                  --------    --------
                Total current assets                                 9,458       8,151
                                                                  --------    --------
Equipment, net                                                       2,714       2,939
Goodwill, net                                                          266         266
Other assets                                                           571         601
                                                                  --------    --------
                Total assets                                      $ 13,009    $ 11,957
                                                                  ========    ========

Liabilities and Stockholders' Equity
Current liabilities
     Current maturity of long term debt                           $  1,640    $  1,815
     Accounts payable and accrued expenses                           1,309         957
     Accrued salaries and commissions                                  416         565
     Deposits from customers                                            68          30
     Warranty obligations                                               87          72
     Deferred revenue                                                3,753       3,579
                                                                  --------    --------
                Total current liabilities                            7,273       7,018
                                                                  --------    --------
Long term debt                                                       1,496       2,039
                                                                  --------    --------

                Total liabilities                                    8,769       9,057
                                                                  --------    --------

Commitments and contingencies                                           --          --
Stockholders' equity
     Preferred stock ($0.01 par value; 2,500,000
          shares authorized; none issued and outstanding)               --          --
     Common stock ($0.01 par value; 50,000,000 shares
          authorized: 10,142,782 shares issued and outstanding)        101         101
     Additional paid-in capital                                     42,485      42,481
     (Accumulated deficit)                                         (38,346)    (39,682)
                                                                  --------    --------
                Total stockholders' equity                           4,240       2,900
                                                                  --------    --------
                Total liabilities and stockholders' equity        $ 13,009    $ 11,957
                                                                  ========    ========


----------
The accompanying notes are an integral part of these financial statements.

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Operations - (unaudited)
(In thousands, except share amounts)

Three months ended
June 30
(unaudited)

                                                          2002             2001
                                                          ----             ----
Revenue, net                                            $6,904           $5,841

Cost of sales:
   Cost of sales                                         2,183            2,198
   Excess and obsolete inventory                           109              100
                                                  ------------     ------------
Total cost of sales                                      2,292            2,298
                                                  ------------     ------------
Gross profit                                             4,612            3,543
                                                  ------------     ------------
Operating expenses:
   Selling and marketing                                 1,441            1,302
   General and administrative                            1,102              980
   Research and development                                666              530
   Bad debt recovery                                        --              (43)
                                                  ------------     ------------
Total operating costs                                    3,209            2,769
                                                  ------------     ------------
Income from operations                                   1,403              774
                                                  ------------     ------------
Other income (expense):
   Other income                                             --               43
   Interest income                                          23               20
   Interest expense                                        (90)            (210)
                                                  ------------     ------------
Total other expense, net                                   (67)            (147)
                                                  ------------     ------------
Net income                                              $1,336             $627
                                                  ============     ============
Basic earnings per share                                 $0.13            $0.06
                                                  ============     ============
Diluted earnings per share                               $0.09            $0.05
                                                  ============     ============
Weighted average common shares (basic)              10,138,900       10,137,193
                                                  ============     ============
Weighted average common shares (diluted)            15,212,574       11,470,010
                                                  ============     ============


----------
The accompanying notes are an integral part of these financial statements.

Schick Technologies, Inc. and Subsidiary Consolidated Statements of Cash Flows - (unaudited)Three months ended June 30,
(In thousands)

                                                               2002        2001
                                                               ----        ----
Cash flows from operating activities
Net income                                                  $ 1,336     $   627
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
  Depreciation and amortization                                 310         391
  Bad debt recovery                                              --         (43)
  Provision for excess and obsolete inventory                   109         100
  Amortization of deferred financing charge                      30          27
  Interest accretion                                             --          12
  Changes in assets and liabilities:
    Accounts receivable                                         464        (822)
    Inventories                                                (310)         19
    Income taxes receivable                                      --           6
    Prepayments and other current assets                        (86)        (11)
    Other assets                                                 --           1
    Accounts payable and accrued expenses                       203         438
    Deposits from customers                                      38        (385)
    Warranty obligations                                         15          --
    Deferred revenue                                            174         532
                                                            -------     -------
Net cash provided by operating activities                     2,283         892
                                                            -------     -------
Cash flows from investing activities
  Proceeds of short term investments                              9          --
  Capital expenditures                                          (85)       (467)
                                                            -------     -------
Net cash used in investing activities                           (76)       (467)
                                                            -------     -------
Cash flows from financing activities
  Issuance of common stock                                        4          --
  Payment of long term debt                                    (718)     (1,009)
                                                            -------     -------
Net cash used in financing activities                          (714)     (1,009)
                                                            -------     -------

Net increase (decrease) in cash and cash equivalents          1,493        (584)
Cash and cash equivalents at beginning of period              1,622       2,167
                                                            -------     -------
Cash and cash equivalents at end of period                  $ 3,115     $ 1,583
                                                            =======     =======


----------
The accompanying notes are an integral part of these financial statements.

Schick Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except share and per share amounts)

1. Basis of Presentation

      The consolidated financial statements of Schick Technologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q, and do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2002 included in the Company's Annual Report on Form 10-K.

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year ending March 31, 2003.

      The consolidated financial statements of the Company, at June 30, 2002, include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated.

2. Recently Issued Accounting Pronouncements

      The Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company believes this pronouncement has no material effect on its financial statements.

      On July 30, 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes this pronouncement has no material effect on its financial statements.

3. Inventories

      Inventories are comprised of the following:

                                        June 30, 2002     March 31, 2002
                                        -------------     --------------
        Raw materials                          $2,102             $2,141
        Work-in-process                            98                 16
        Finished goods                            806                648
                                               ------             ------

        Total inventories                      $3,006             $2,805
                                               ======             ======

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

      By September 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at April 1, 2002, the Company will record an impairment loss in the quarter ending September 30, 2002 which would be recorded as a cumulative effect of an accounting change as of April 1, 2002. The Company believes an impairment charge, if any, would be immaterial.

5. Debt

      Long-term debt is summarized as follows:

                                        June 30, 2002     March 31, 2002
                                        -------------     --------------
        Term notes                             $3,136             $3,854
        Less current maturities                 1,640              1,815
                                               ------             ------
                                               $1,496             $2,039
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

      The Company is also required to make additional principal payments equal to fifty percent of the "positive actual cash flow", as defined. In May 2002 the Company made a prepayment of $236 in satisfaction of this provision. The lender agreed to permit the Company to make an additional payment of $200 during July 2002 in satisfaction of this provision for the quarter ended June 30, 2002. The term loans have been classified based upon the terms of the amended note. The tangible and intangible assets of the Company, as defined, collateralize the term loans.

      In connection with the renewed note, the Company granted the lender, DVI Financial Services, Inc. ("DVI"), 650,000 warrants at an exercise price of $2.19 expiring on November 15, 2004. The fair value of the warrants amounted to $596, and is accounted for as deferred financing costs. The costs are included in "Other Assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the renewed note (17 months). In connection with the amended note, the warrants' exercise price was reduced to $0.75, the expiration date extended to December 2006 and anti-dilution protection providing for exercise of the warrant to result in 5% ownership was added. Additional deferred financing costs of $130 were incurred and are being amortized over the five-year life of the amended note. Interest expense of approximately $24 relating to this warrants issuance was recognized for the three months ending June 30, 2002 and June 30, 2001.

      Effective August 28, 2000, DVI sold all its rights, title and interest in, to and under the warrants, notes payable and security agreement as described above, to the Company's other secured creditor (Greystone). By letter dated October 11, 2000, DVI directed the Company to make all remaining payments due for the notes payable directly to Greystone.

      Principal maturities of long-term debt are as follows:

                      Year ending June 30,
                      --------------------
                              2003                      $1,640
                              2004                       1,311
                              2005                         185
                                                        ------
                                                        $3,136
                                                        ======

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

SEC Investigation and Other

      In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings for interim periods of fiscal 1999. Subsequent thereto, the SEC requested the voluntary production of certain documents and the Company provided the SEC with the requested materials. On August 17, 2000, the SEC served a subpoena upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company provided the SEC with the subpoenaed materials. In addition, investigators associated with the U.S. Attorney's Office for the Southern District of New York made inquiries of certain former and current employees, apparently in connection with the same event.

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

7. Income Taxes

      No provision for income taxes is recorded in these financial statements since available tax carryovers exceed taxable income. The income tax benefit utilized for the three months ended June 30, 2002 and 2001 approximates $0.6 million and 0.3 million, respectively.

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

Accounts receivable

      The Company primarily sells on open credit terms to Patterson and to the US Government, hospitals and universities based upon signed purchase orders. The Company's international sales are generally prepaid, guaranteed by irrevocable letter of credit or underwritten by credit insurance. There are a limited number of cases in which the Company has granted international dealers modest open credit terms. Warranty shipments are prepaid. The Company's estimate of doubtful accounts relates, primarily, to shipments made before fiscal 2000, when credit policies were less restrictive. Revenue from customers is subject to agreements allowing limited rights of return. Accordingly, the Company reduces revenue recognized for estimated future returns. The estimate of future returns is adjusted periodically based upon historical rates of return.

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

Income taxes

      Income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income liabilities and assets are determined based on the difference between financial statements and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established for deferred tax assets for which realization is not likely. At June 30, 2002 the deferred tax asset ($19.2 million) has been fully reserved. In assessing the valuation allowance, the Company has considered future taxable income and ongoing tax planning strategies. Changes in these circumstances, such as a decline in future taxable income, may result in the continuation of a full valuation allowance being required.

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

Contractual Obligations and Commercial Commitments

      The following table summarizes contractual obligations and commercial commitments at June 30, 2002:

        ========================================================================
                                             PAYMENTS DUE BY PERIOD
                                ------------------------------------------------
                                           Less
        CONTRACTUAL                        Than       1-3       4-5     After 5
        OBLIGATIONS              Total    1 year     years     years     years
        ------------------------------------------------------------------------
        Long-Term Debt          $3,136    $1,640    $1,496    $   --    $   --
        ------------------------------------------------------------------------
        Operating leases         2,459       454       963     1,042        --
        ------------------------------------------------------------------------
        Employment agreements    1,637       859       778        --        --
                                ------    ------    ------    ------    ------
        ------------------------------------------------------------------------
        Total Contractual
        Cash Obligations        $7,232    $2,953    $3,237    $1,042    $   --
                                ======    ======    ======    ======    ======
        ========================================================================

Results of Operations

      Net revenues for the three months ended June 30, 2002 increased $1.1 million (18.2%) to $6.9 million from $5.8 million for the comparable period in fiscal 2002. The increase is due to increased sales of the CDR (R) radiography product. AccuDEXA sales decreased $0.1 million (33.3%) to $0.2 million from $0.3 million for the comparable period in fiscal 2002. CDR product sales increased $1.2 million (28.3%) to $5.5 million (79.7% of the Company's net revenues) as compared to $4.3 million (74.1% of the Company's net revenues) for the comparable period in fiscal 2002. The Company believes that this increase was due to increased sales by its exclusive domestic distributor, Patterson Dental Company ("Patterson"). CDR (R) warranty revenue was unchanged at $1.3 million from the comparable period in fiscal 2002. Total domestic revenues increased $1.6 million (39.8%) to $5.5 million (79.7% of the Company's net revenues) as compared to $3.9 million (67.2% of the Company's net revenues) for the comparable period in fiscal 2002. International revenues declined $0.5 million (24.4%) to $1.4 million from $1.9 million for the comparable period in fiscal 2002. This decrease was the result of a decline in sales to one customer in Europe.

      Total cost of sales for the three months ended June 30, 2002 was unchanged at $2.3 million (33.2% and 39.3% of net revenue in the three months ended June 30, 2002 and 2001, respectively). The decrease in the relative total cost of sales is due to several factors including lower direct and indirect labor costs, warranty expenditures, material costs and overhead costs as a result of increased manufacturing efficiency.

      Selling and marketing expenses for the three months ended June 30, 2002, increased $0.1 million (10.7%) to $1.4 million (20.9% of net revenue) from $1.3 million (22.3% of net revenue) for the comparable period of fiscal 2002. This increase is principally attributable to increases in advertising and other promotional expenses.

      General and administrative expenses for the three months ended June 30, 2002, increased $0.1 million (12.4%) to $1.1 million (%16.0 of net revenue) from $1.0 million (16.8% of net revenue) for the comparable period of fiscal 2002. The increase in general and administrative expenses was primarily attributable to increases in payroll and related costs.

      Research and development expenses for the three months ended June 30, 2002, increased $0.2 million (25.7%) to $0.7 million (9.6% of net revenue) from $0.5 million (9.1% of net revenue) for the comparable period of fiscal 2001. The increase is primarily attributable to increases in research and development activities.

      Interest expense for the three-month period ended June 30, 2002 decreased $0.1 million (57.1%) to $0.1 million from $0.2 million for the comparable period of fiscal 2002. The decrease is attributable to interest rate declines, reduced debt resulting from principal repayments and decreasing amortization of deferred finance charges.

      As a result of the above items, the Company's operating results improved to a net income of $1.3 million for the three months ended June 30, 2002 as compared to net income of $0.6 million for the comparable period of fiscal 2002.

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30 2002 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

      The Company continued to amortize under its old method until April 1, 2002. Thereafter, annual goodwill and quarterly goodwill amortization of $107 and $27 respectively, are no longer being recognized. By September 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at April 1, 2002, the Company will record an impairment loss in the quarter ending September 30, 2002, which would be recorded as a cumulative effect of an accounting change as of April 1, 2002. The Company believes an impairment charge, if any, would be immaterial.

Liquidity and Capital Resources

      At June 30, 2002, the Company had $3.1 million in cash and cash equivalents and working capital of $2.2 million, compared to $1.6 million in cash and cash equivalents and $1.1 million of working capital at March 31, 2002.

      During the three months ended June 30, 2002 cash provided by operations was $2.3 million compared to $0.9 million in fiscal 2001. Increases in cash were primarily provided by improved operating performance and collection of accounts receivable. The Company's capital expenditures decreased $0.3 million in fiscal 2003 from $0.4 in fiscal 2002. Fiscal 2002 capital expenditures were incurred in connection with Company's consolidation and relocation into a portion of its space after fiscal 2002.

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

      In connection with the DVI loan, the Company prepaid $236 and $750 of outstanding principal during the first quarter of fiscal 2003 and 2002, respectively. The Lender agreed to permit the Company to make a $200 payment during July 2002 in satisfaction of prepayment covenants for the three months ended June 30, 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The DVI term notes bear an annual interest rate based on the prime rate plus 2.5%, provided however, that if any payments to DVI are past due for more than 60 days, interest will thereafter accrue at the prime rate plus 5.5%. Because the interest rate is variable, the Company's future cash flow may be adversely affected by increases in interest rates. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company's interest expense or available cash.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings for interim periods of fiscal 1999. Subsequent thereto, the SEC requested the voluntary production of certain documents and the Company provided the SEC with the requested materials. On August 17, 2000, the SEC served a subpoena upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company provided the SEC with the subpoenaed materials. In addition, investigators associated with the U.S. Attorney's Office for the Southern District of New York have made inquires of certain former and current employees, apparently in connection with the same event.

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

            Not Applicable.

Item 5. Other Information

            Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.

            99.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. ss.1350.

      (b)   Reports on Form 8-K

            None

                            SCHICK TECHNOLOGIES, INC.

                                    SIGNATURE

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SCHICK TECHNOLOGIES, INC.

Date: August 8, 2002                        By: /S/ David Schick
                                                -------------------
                                            David B. Schick
                                            Chief Executive Officer

                                            By: /S/ Ronald Rosner
                                                -------------------
                                            Ronald Rosner
                                            Director of Finance and
                                            Administration
                                            (Principal Accounting Officer)