Form 10-Q
period 2002-09-30
SCHICK TECHNOLOGIES INC
filed 2002-11-01
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of October 31, 2002, 10,152,211 shares of common stock, par value $.01 per share, were outstanding.

SCHICK TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

              Consolidated Balance Sheets as of September 30, 2002
              (unaudited) and March 31, 2002 ............................Page 1

              Consolidated Statements of Operations for the three and six months ended September 30, 2002 and 2001 (unaudited)...Page 2

              Consolidated Statements of Cash Flows for the six months
              ended September 30, 2002 and 2001 (unaudited) .............Page 3

              Notes to Consolidated Financial Statements  (unaudited)....Page 4

     Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations...............Page 7

     Item 3.  Quantitative and Qualitative Disclosures about Market
                Risk ....................................................Page 12

     Item 4.  Controls and Procedures....................................Page 12

PART II. OTHER INFORMATION:

     Item 1.  Legal Proceedings .........................................Page 12

     Item 2.  Changes in Securities and Use of Proceeds .................Page 13

     Item 3.  Defaults Upon Senior Securities............................Page 13

     Item 4.  Submission of Matters to a Vote of Security Holders........Page 13

     Item 5.  Other Information..........................................Page 13

     Item 6.  Exhibits and Reports on Form 8-K...........................Page 13

SIGNATURES ..............................................................Page 13

CEFTIFICATIONS...........................................................Page 14

PART I.   Financial Information

Item 1. Financial Statements

Schick Technologies, Inc. and Subsidiary
Consolidated Balance Sheet
(In thousands, except share amounts)

                                                                  September 30,    March 31,
                                                                           2002         2002
                                                                        -------      -------
                                                                    (unaudited)
Assets
Current assets
    Cash and cash equivalents                                            $3,312       $1,622
    Short term investments                                                  460          472
    Accounts receivable, net of allowance for doubtful
      accounts of $691 and $1,742, respectively                           2,352        2,812
    Inventories                                                           2,799        2,805
    Income taxes receivable                                                  13           13
    Prepayments and other current assets                                    908          427
                                                                       --------     --------
    Total current assets                                                  9,844        8,151
                                                                       --------     --------
Equipment, net                                                            2,491        2,939
Goodwill, net                                                               266          266
Other assets                                                                435          601
                                                                       --------     --------
Total assets                                                            $13,036      $11,957
                                                                       ========     ========

Liabilities and Stockholders' Equity
Current liabilities
    Current maturities of long term debt                                 $1,535       $1,815
    Accounts payable and accrued expenses                                   842          957
    Accrued salaries and commissions                                        679          565
    Income taxes payable                                                     30           --
    Deposits from customers                                                  74           30
    Warranty obligations                                                     68           72
    Deferred revenue                                                      3,478        3,579
                                                                       --------     --------
Total current liabilities                                                 6,706        7,018
                                                                       --------     --------

Long term debt                                                            1,073        2,039
                                                                       --------     --------
Total liabilities                                                         7,779        9,057
                                                                       --------     --------

Commitments and contingencies                                                --           --
Stockholders' equity
  Preferred stock ($0.01 par value; 2,500,000
     shares authorized; none issued and outstanding                          --           --
  Common stock ($0.01 par value; 50,000,000 share authorized;
     10,151,579 and 10,138,360 issued and outstanding                       102          101
Additional paid-in capital                                               42,493       42,481
(Accumulated deficit)                                                   (37,338)     (39,682)
                                                                       --------     --------
Total stockholders' equity                                                5,257        2,900
                                                                       --------     --------
Total liabilities and stockholders' equity                              $13,036      $11,957
                                                                       ========     ========

----------
The accompanying notes are integral part of these consolidated financial statements.

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(In thousands, except share amounts)


                                               Three months ended                Six months ended
                                                                  September 30
                                                  2002            2001            2002            2001
                                               -------         -------         -------         -------
Revenue, net                                    $6,750          $4,819         $13,654         $10,660
                                          ------------    ------------    ------------    ------------
Cost of sales                                    2,474           1,752           4,657           3,950
Excess and obsolete inventory                       --              --             109             100
                                          ------------    ------------    ------------    ------------
     Total cost of sales                         2,474           1,752           4,766           4,050
                                          ------------    ------------    ------------    ------------
Gross profit                                     4,276           3,067           8,888           6,610
                                          ------------    ------------    ------------    ------------

Operating expenses
     Selling and marketing                       1,334           1,312           2,775           2,614
     General and administrative                  1,268             925           2,370           1,905
     Research and development                      580             532           1,246           1,062
     Bad debt recovery                              --              --              --             (43)
                                          ------------    ------------    ------------    ------------
Total operating costs                            3,182           2,769           6,391           5,538
                                          ------------    ------------    ------------    ------------
Income from operations                           1,094             298           2,497           1,072

Other income (expense)
     Gain from sale of investment                   --               7              --               7
     Interest income                                20              17              43              80
     Interest expense                              (76)           (572)           (166)           (782)
                                          ------------    ------------    ------------    ------------
Total other income (expense)                       (56)           (548)           (123)           (695)
                                          ------------    ------------    ------------    ------------
Income (loss) before income taxes                1,038            (250)          2,374             377
Provision for income taxes                          30              --              30              --
                                          ------------    ------------    ------------    ------------
Net income (loss)                               $1,008           $(250)         $2,344            $377
                                          ============    ============    ============    ============
Basic income (loss) per share                    $0.10          $(0.02)          $0.23           $0.04
                                          ============    ============    ============    ============
Diluted income (loss) per share                  $0.07          $(0.02)          $0.16           $0.03
                                          ============    ============    ============    ============
Weighted average common shares
  outstanding (basic)                       10,147,537      10,137,193      10,141,369      10,137,193
                                          ============    ============    ============    ============
Weighted average common shares
  outstanding (diluted)                     14,465,750      10,137,193      14,843,480      11,325,904
                                          ============    ============    ============    ============


----------
The accompanying notes are integral part of these consolidated financial statements.

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

                                                                   Six months ended
                                                                     September 30,
                                                                    2002         2001
                                                                 -------      -------
Cash flows from operating activities
Net income                                                        $2,344         $377
   Adjustments to reconcile net income to net cash
       Net cash provided by operating activities
           Depreciation and amortization                             623          790
           Bad debt recovery                                          --          (43)
           Provision for excess and obsolete inventory               109          100
           Amortization of deferred financing charge                  60          121
           Interest accretion                                         --          365
           Gain on sale of held to maturity investment                --            7
           Other                                                     125
           Changes in assets and liabilities:
                Accounts receivable                                  460         (116)
                Inventories                                         (103)          85
                Income taxes receivable                               --            8
                Prepayments and other current assets                (481)         (46)
                Other assets                                         (19)          --
                Accounts payable and accrued expenses                 (1)         730
                Income taxes payable                                  30          (14)
                Deposits from customers                               44         (358)
                Warranty obligations                                  (4)         (85)
                Deferred revenue                                    (101)         118
                                                                 -------      -------
Net cash provided by operating activities                          3,086        2,039
                                                                 -------      -------

Cash flows from investing activities
   Proceeds from maturities of held-to-maturity investments           12           11
   Capital expenditures                                             (175)        (644)
                                                                 -------      -------
Net cash used in investing activities                               (163)        (633)
                                                                 -------      -------

Cash flows from financing activities
   Proceeds from issuance of common stock                             13           --
   Payment of long term debt                                      (1,246)      (2,364)
                                                                 -------      -------
Net cash used in financing activities                             (1,233)      (2,364)
                                                                 -------      -------

Net increase (decrease) in cash and cash equivalents               1,690         (958)
Cash and cash equivalents at beginning of period                   1,622        2,167
                                                                 -------      -------
Cash and cash equivalents at end of period                        $3,312       $1,209
                                                                 =======      =======

----------
The accompanying notes are integral part of these consolidated financial statements.

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

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three and six months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year ending March 31, 2003.

      The consolidated financial statements of the Company, at September 30, 2002, include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated.

2.    Recently Issued Accounting Standards

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

3.    Inventories

      Inventories are comprised of the following:

                                    September 30, 2002      March 31, 2002
                                    ------------------      --------------
             Raw materials                      $2,026              $2,141
             Work-in-process                        97                  16
             Finished goods                        676                 648
                                                ------              ------
             Total inventories                  $2,799              $2,805
                                                ======              ======

4.    Accounting for Business Combinations, Intangible Assets and Goodwill

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

      The Company performed a transitional fair value based impairment test during the three months ended September 30, 2002. The Company determined that the fair value of goodwill is greater than the recorded value at April 1, 2002. Accordingly, the Company did not record an impairment loss in the six months ended September 30, 2002.

      The adjustment of previously reported net (loss) income and earnings per share represents the recorded amortization of goodwill. The impact on net (loss) income and basic and diluted earnings per share for the three and six months ended September 30, 2001 is set forth below:

                                                      Three months    Six months
                                                        Ended September 30, 2001
                                                        ------------------------
Reported net (loss) income                                   $(250)         $377
Add back of goodwill amortization                               27            54
                                                           -------       -------
Adjusted net (loss) income                                   $(223)         $431
                                                           =======       =======

Basic and diluted earnings per share:
    Before effect of change in accounting principle
       Basic net (loss) income                              $(0.02)        $0.04
                                                           =======       =======
       Diluted net (loss) income                            $(0.02)        $0.03
                                                           =======       =======
    After effect of change in accounting principle
       Basic net (loss) income                              $(0.02)        $0.04
                                                           =======       =======
       Diluted net (loss) income                            $(0.02)        $0.04
                                                           =======       =======


5.    Debt

      Long-term debt is summarized as follows:

                                     September 30, 2002    March 31, 2002
                                     ------------------    --------------
          Term notes                             $2,608            $3,854
          Less current maturities                 1,535             1,815
                                                 ------            ------
                                                 $1,073            $2,039
                                                 ======            ======

      Term Loan A

      The principal balance of term loan A (amounting to $2,419) is payable in 49 monthly payments which commenced April 15, 2001, with interest payable monthly at the prime rate plus 2.5% commencing April 15, 2000.

      Term Loan B

      The principal balance of term loan B (amounting to $189) is payable in 27 monthly payments which commenced January 15, 2001 with interest payable monthly at the prime rate plus 2.5% commencing April 15, 2000.

      The Company is also required to make additional principal payments equal to fifty percent of the "positive actual cash flow", as defined. In May 2002 and July 2002 the Company made prepayments aggregating $436 in satisfaction of this provision through June 30, 2002. The term loans have been classified based upon the terms of the amended note. The tangible and intangible assets of the Company, as defined, collateralize the term loans.

      In connection with the renewed note, the Company granted the lender, DVI Financial Services, Inc. ("DVI"), 650,000 warrants at an exercise price of $2.19 expiring on November 15, 2004. The fair value of the warrants amounted to $596, and is accounted for as deferred financing costs. The costs are included in "Other Assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the renewed note (17 months). In connection with the amended note, the warrants' exercise price was reduced to $0.75, the expiration date extended to December 2006 and anti-dilution protection, providing for exercise of the warrant to result in 5% ownership, was added. Additional deferred financing costs of $130 were incurred and are being amortized over the five-year life of the amended note. Interest expense of approximately $24 and $48 relating to this warrants issuance was recognized for the three and six months ending September 30, 2002 and September 30, 2001, respectively.

      Effective August 28, 2000, DVI sold all its rights, title and interest in, to and under the warrants, notes payable and security agreement as described above, to the Company's other secured creditor (Greystone). By letter dated October 11, 2000, DVI directed the Company to make all remaining payments due for the notes payable directly to Greystone.

      Principal maturities of long-term debt are as follows:

                     Year ending September 30
                     ------------------------
                               2003                $1,535
                               2004                 1,073
                                                   ------
                                                   $2,608
                                                   ======

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

6.    Earnings Per Share

      Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options and warrants which are in the money are exercised at the beginning of the period and the proceeds used, by Schick Technologies, Inc., to purchase shares at the average market price for the period. The following is the reconciliation from basic to diluted shares for the three and six months ended September 2002 and 2001:

                     Three months ended September 30   Six months ended September 30
                     -------------------------------   -----------------------------
                                2002            2001            2002            2001
                                ----            ----            ----            ----
      Basic shares        10,147,537      10,137,193      10,141,369      10,137,193
      Dilutive:
        Options              715,314              --         797,734         563,613
        Warrants           3,602,899              --       3,904,377         625,098
                          ----------      ----------      ----------      ----------
      Diluted shares      14,465,750      10,137,193      14,843,480      11,325,904
                          ==========      ==========      ==========      ==========

      The Company excluded 512,206 options and 6,733,580 options and warrants from the computation of diluted earnings per share for the three months ended September 30, 2002 and 2001, respectively, because they are anti-dilutive.

      The Company excluded 504,706 options and 3,831,359 options and warrants from the computation of diluted earnings per share for the six months ended September 30, 2002 and 2001, respectively, because they are anti-dilutive.

7.    Contingencies

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

SEC Investigation and Other

      In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings for interim periods of fiscal 1999. Subsequent thereto, the SEC requested the voluntary production of certain documents and the Company provided the SEC with the requested materials. On August 17, 2000, the SEC served a subpoena upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company provided the SEC with the subpoenaed materials. In addition, investigators associated with the U.S. Attorney's Office for the Southern District of New York have made inquiries of certain former and current employees, apparently in connection with the same event.

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

Litigation

      The Company may be a party to a variety of legal actions (in addition to those referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages may be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded and/or attorneys' fees incurred. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

8.    Income Taxes

      The Company recorded the Alternative Minimum Tax income tax provision for the three and six months ended September 30, 2002. The income tax benefit of the net operating loss utilized for the three months ended September 30, 2002 approximates $0.5 million. The income tax benefit utilized for the six months ended September 30, 2002 and 2001 approximates $1.1 million and $0.2 million, respectively.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  --

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "believes", "may", "should", "will likely result", "estimates", "projects", "anticipates", "expects" or similar expressions and variations thereof are intended to identify such forward-looking statements. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include risks relating to the Company's past history of substantial operating losses, dependence on financing, dependence on products, competition, the changing economic and competitive conditions in the medical and dental digital radiography markets, dependence on key personnel, dependence on distributors, fluctuation in results and seasonality, governmental approvals and investigations, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, potential need for additional financing and other risks and uncertainties, including those detailed in the Company's other filings with the Securities and Exchange Commission.

General

      The Company designs, develops and manufactures digital imaging systems for the dental and medical markets. In the field of dentistry, the Company manufactures and markets its proprietary intra-oral digital radiography system. The Company has also developed a bone mineral density assessment device to assist in the diagnosis and treatment of osteoporosis, which was introduced in December 1997. The Company has also commenced development of a digital radiography device for intended use in various applications.

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

Revenue recognition

      The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. The Company records sales revenue upon shipment to international dealers and to end-users in the U.S. In the case of sales made by the Company's exclusive domestic distributor, Patterson ("Patterson Dental Company"), revenue is recognized upon shipment from Patterson's warehouses. Revenue arising from inventory in Patterson's possession is recorded in deferred revenue. The Company records warranty renewal revenue over the warranty renewal period (generally one-year). The unamortized portion of warranty revenue is recorded in deferred revenue.

Accounts receivable

      The Company primarily sells on open credit terms to Patterson and to the U.S. Government, hospitals and universities based upon signed purchase orders. The Company's international sales are generally prepaid, guaranteed by irrevocable letter of credit or underwritten by credit insurance. There are a limited number of cases in which the Company has granted international dealers open credit terms. Warranty shipments are prepaid. The Company's estimate of doubtful accounts relates primarily to shipments made before fiscal 2000, when its credit policies were less restrictive. Revenue from customers is subject to agreements allowing limited rights of return. Accordingly, the Company reduces revenue recognized for estimated future returns. The estimate of future returns is adjusted periodically based upon historical rates of return.

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

Goodwill and other long-lived assets

      Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and other Intangible Assets." This statement requires that the amortization of goodwill be discontinued and that an annual impairment approach be applied instead. The impairment tests will be performed upon adoption and annually thereafter (or more often if adverse events occur) and will be based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset's carrying value to the extent it exceeds the recalculated goodwill.

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

Income taxes

      Income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income liabilities and assets are determined based on the difference between financial statements and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established for deferred tax assets. At September 30, 2002 the deferred tax asset ($17.3 million) has been fully reserved. In assessing the valuation allowance, the Company has considered future taxable income and ongoing tax planning strategies. Changes in these circumstances, such as a decline in future taxable income, may result in the continuation of a full valuation allowance being required.

Warranty obligations

      Products sold are generally covered by a warranty against defects in materials and workmanship for a period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company estimates costs to service warranty obligations based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, warranty accrual will increase, resulting in decreased gross profit.

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

Contractual Obligations and Commercial Commitments

      The following table summarizes contractual obligations and commercial commitments at September 30, 2002:

        ========================================================================
                                   PAYMENTS DUE BY PERIOD
                               -------------------------------------------------
                                            Less
        CONTRACTUAL                        Than 1       1-3       4-5    After 5
        OBLIGATIONS              Total      year       years     years    years
        ------------------------------------------------------------------------
        Long-Term Debt          $2,608     $1,535     $1,073     $ --     $ --
        ------------------------------------------------------------------------
        Operating leases         2,347        459        973      915       --
        ------------------------------------------------------------------------
        Employment agreements    1,488        778        710       --       --
        ------------------------------------------------------------------------
        Total Contractual
        Cash Obligations        $6,443     $2,772     $2,756     $915     $ --
                                ======     ======     ======     ====     ====
        ========================================================================

Results of Operations

      Net revenues for the three months ended September 30, 2002 increased $2.0 million (40%) to $6.8 million from $4.8 million for the same period in fiscal 2002. The increase is due to increased sales of the CDR (R) radiography and intraoral camera products. CDR product sales increased $2.0 million (59%) to $5.3 million (79% of the Company's net revenues) as compared to $3.3 million (70% of the Company's net revenues) for the comparable period in fiscal 2002. The Company believes that sales increases are a result of increasing acceptance of its products by dental customers. CDR (R) warranty revenue for the three months ended September 30, 2002 decreased $0.1 million (7%) to $1.2 million from $1.3 million in fiscal 2002. Total domestic revenue for the three months ended September 30, 2002 increased $1.4 million (35%) to $5.3 from $3.9 for the same period in fiscal 2002. Total international revenue for the three months ended September 30, 2002 increased $0.6 million (67%) to $1.5 million from $0.9 million for the same period in fiscal 2002.

      Net revenues for the six months ended September 30, 2002 increased $3.0 million (28%) to $13.7 million from $10.7 million for the same period in fiscal 2002 for the reasons described above.

      Total cost of sales for the three months ended September 30, 2002 increased $0.7 million (41%) to $2.5 million (36.7% of net revenue) from $1.8 million (36.4% of net revenue) in fiscal 2002. The increase in the relative total cost of sales (0.3%) is due to higher direct and indirect labor costs, product mix, and material costs.

      Total cost of sales for the six months ended September 30, 2002 increased $0.7 million (18%) to $4.8 million (34.9% of net revenue) from $4.1 million (38.0% of net revenue) in fiscal 2002. The decrease in the relative total cost of sales (3.1%) is primarily attributable to the reduction in warranty costs as product reliability continued to improve.

      Selling and marketing expenses for the three months ended September 30, 2002 were unchanged at $1.3 million (20% and 27% of net revenue in fiscal 2003 and 2002, respectively). Selling and marketing expenses for the six months ended September 30, 2002 increased $0.2 million (6%) to $2.8 million (20% of net revenue) from $2.6 million (25% of net revenue) in fiscal 2002. The increase is principally attributable to increases in payroll, travel and advertising expense.

      General and administrative expenses for the three months ended September 30, 2002, increased $0.4 million (37%) to $1.3 million (19% of net revenue) from $0.9 million (19% of net revenue) for the comparable period of fiscal 2002. The increase in general and administrative expenses was primarily attributable to increases in payroll, insurance, other facility costs and professional services. General and administrative expense for the six months ended September 30, 2002 increased $0.5 million (24%) to $2.4 million (17% of net revenue) from $1.9 million (18% of net revenue) in fiscal 2002 for the reasons described above.

      Research and development expenses for the three months ended September 30, 2002 increased $0.1 million (9%) to $0.6 million (9% of net revenue) from $0.5 million (11% of net revenue) in fiscal 2002. The increase is attributable to increases in payroll and research and development materials expenses. Research and development expenses for the six months ended September 30, 2002 increased $0.1 million (17%) to $1.2 million (9% of net revenue) from $1.1 million (10% of net revenue) in fiscal 2002 for the reasons described above.

      Interest expense for the three months ended September 30, 2002 decreased $0.5 million (87%) to $0.1 million from $0.6 million in fiscal 2002. The decrease is attributable to the July 2001 (fiscal 2002) repayment of the $1 million secured credit facility which had been provided by Greystone Funding Corporation ("Greystone") resulting in the write off of unamortized discounts and deferred finance charges of $0.4 million. Additionally interest expense decreased due to the decline in the prime interest rate and the principal reductions of other long-term debt. Interest expense for the six months ended September 30, 2002 decreased $0.6 million (79%) to $0.2 from $0.8 million in fiscal 2002 for the reasons described above.

      As a result of the above items, the Company's net income increased $1.3 million to $1.0 million for the three months ended September 30, 2002 from a net loss of $0.3 million for the same period in fiscal 2002. As a result of the above items, the Company's net income increased $1.9 million to $2.3 million for the six months ended September 30, 2002 from $0.4 million in fiscal 2002.

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2002 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

      The Company continued to amortize under its old method until April 1, 2002. Thereafter, annual goodwill and quarterly goodwill amortization of $107 and $27 respectively, were no longer recognized. In August 2002, the Company performed a transitional fair value impairment test. The test indicated that the fair value of goodwill exceeded the recorded value at April 1, 2002. Therefore goodwill was not impaired at April 1, 2002.

Liquidity and Capital Resources

      At September 30, 2002, the Company had $3.8 million in cash, cash equivalents and short-term investments and working capital of $3.2 million, compared to $2.1 million in cash, cash equivalents and short-term investments and working capital of $1.1 million at March 31, 2002.

      During the six months ended September 30, 2002 cash provided by operations was $3.1 million compared to $2.0 million in the same period in fiscal 2002. Increases in cash were primarily provided by improved operating performance. During the six months ended September 30, 2002 capital expenditures decreased $0.4 million (73%) to $0.2 million from $0.6 million in fiscal 2002. Fiscal 2002 capital expenditures (principally leasehold improvements) were incurred in connection with the Company's consolidation and relocation of its facility into a portion of its space. During the six months ended September 30, 2002, cash used to repay long-term debt decreased $1.2 million (50%) to $1.2 million from $2.4 million in fiscal 2002. As note above the Company repaid its secured credit facility to Greystone ($1.0 million) during July 2001.

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

      In connection with the DVI loan, the Company prepaid $0.4 million and $0.8 million of outstanding loan balance during the first six months of fiscal 2003 and 2002, respectively. The Company estimates that it will make an additional $0.1 million payment during October 2002 in satisfaction of prepayment covenants for the three months ended September 30, 2002.

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

      On July 12, 2001, the Company and Greystone entered into a Termination Agreement effective as of March 31, 2001, acknowledging the repayment and termination of the Amended Loan Agreement and agreeing that all of the Company's obligations thereunder had been fully satisfied. The Company and Greystone further agreed, among other matters, that: (i) five million warrants held by Greystone and its assigns to purchase Common Stock of the Company for 0.75 per share remain in full force and effect and (ii) the Registration Rights Agreement between Greystone and the Company dated as of December 27, 1999 remains in full force and effect.

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

Item 4. Controls and Procedures

      a) Under the supervision and with the participation of the Company's management, including its chief executive officer and the principal accounting officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this report (the "Evaluation Date"). They have concluded that these disclosure controls provide reasonable assurance that the Company can collect, process and disclose, within the time periods specified in the Commission's rules and forms, the information required to be disclosed in its periodic Exchange Act reports.

      b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls subsequent to the date of their most recent evaluation.

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

      The Company has been informed that since January 2002 the SEC and/or the United States Attorney's Office for the Southern District of New York have served subpoenas upon and/or contacted certain individuals, including current and former officers and employees of the Company, and a current Director, in connection with this matter. On June 13, 2002, the Company was advised by counsel to David Schick, the Company's Chief Executive Officer, that the United States Attorney's Office for the Southern District of New York had recently notified such counsel that Mr. Schick was a target of the United States Attorney's investigation of this matter. The Company has cooperated fully with the SEC staff and U.S. Attorney's Office, and intends to continue such cooperation. The Company cannot predict the potential outcome of the inquiry.

      The Company could become a party to a variety of legal actions (in addition to those referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, the Company may be subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages could be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded and/or attorneys' fees incurred. In addition, certain types of damages, such as punitive damages, may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

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

      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.

            99.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C.ss.1350.

(b)   Reports on Form 8-K

      None

                            SCHICK TECHNOLOGIES, INC.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SCHICK TECHNOLOGIES, INC.

Date: October 31, 2002               By: /S/ David Schick
                                     David B. Schick
                                     Chief Executive Officer

                                     By: /S/ Ronald Rosner
                                     Ronald Rosner
                                     Director of Finance and Administration
                                     (Principal Accounting Officer)

                                  CERTIFICATION

I, David B. Schick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Schick Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 31, 2002

                                                  /S/ David B. Schick
                                                  ------------------------------
                                                           [Signature]
                                                     Chief Executive Officer

                                  CERTIFICATION

I, Ronald Rosner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Schick Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 31, 2002

                                       /S/ Ronald Rosner
                                       --------------------------------------
                                                    [Signature]
                                       Director of Finance and Administration
                                       (Principal accounting officer)