Form 10-Q
period 2002-12-31
SCHICK TECHNOLOGIES INC
filed 2003-02-07
CIK 1014507

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2002.

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

Yes |X| No |_|

As of January 28, 2003, 10,162,225 shares of common stock, par value $.01 per share, were outstanding.

SCHICK TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION:
   Item 1. Financial Statements:

           Consolidated Balance Sheets as of December 31, 2002
           (unaudited) and March 31, 2002 ...............................Page 1

           Consolidated Statements of Operations for the three and nine months ended December 31, 2002 and 2001 (unaudited)...........Page 2

           Consolidated Statements of Cash Flows for the nine months
           ended December 30, 2002 and 2001 (unaudited) .................Page 3

           Notes to Consolidated Financial Statements (unaudited)........Page 4

   Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................Page 8

   Item 3. Quantitative and Qualitative Disclosures about Market
             Risk .......................................................Page 12

   Item 4. Controls and Procedures.......................................Page 13

PART II. OTHER INFORMATION:

   Item 1. Legal Proceedings ............................................Page 13

   Item 2. Changes in Securities and Use of Proceeds ....................Page 13

   Item 3. Defaults Upon Senior Securities...............................Page 13

   Item 4. Submission of Matters to a Vote of Security Holders...........Page 14

   Item 5. Other Information.............................................Page 14

   Item 6. Exhibits and Reports on Form 8-K..............................Page 14

SIGNATURES ..............................................................Page 14

CERTIFICATIONS...........................................................Page 15

PART I. Financial Information

Item 1. Financial Statements

Schick Technologies, Inc. and Subsidiary

Consolidated Balance Sheets
(In thousands, except share amounts)

                                                                       December 31,     March 31,
                                                                       ------------     ---------
                                                                                   2002
                                                                                   ----
                                                                       (unaudited)
Assets
Current assets
   Cash and cash equivalents                                               $  3,716       $  1,622
   Short - term investments                                                     727            472
   Accounts receivable, net of allowance for
         doubtful accounts of $687 and $717 respectively                      4,382          2,812
   Inventories                                                                2,564          2,805
   Income taxes receivable                                                       10             13
   Prepayments and other current assets                                         665            427
                                                                           --------       --------
                            Total current assets                             12,064          8,151
                                                                           --------       --------
Equipment, net                                                                2,363          2,939
Goodwill, net                                                                   266            266
Other assets                                                                    389            601
                                                                           --------       --------
                            Total assets                                   $ 15,082       $ 11,957
                                                                           ========       ========

Liabilities and Stockholders' Equity
Current liabilities
   Current maturity of long term debt                                      $  1,491       $  1,815
   Accounts payable and accrued expenses                                        879            957
   Accrued salaries and commissions                                             877            565
   Income taxes payable                                                          85             --
   Deposits from customers                                                       56             30
   Warranty obligations                                                          53             72
   Deferred revenue                                                           3,043          3,579
                                                                           --------       --------
                   Total current liabilities                                  6,484          7,018
                                                                           --------       --------
Long term debt                                                                  526          2,039
                                                                           --------       --------
                   Total liabilities                                          7,010          9,057
                                                                           --------       --------
Commitments and contingencies                                                    --             --
Stockholders' equity
   Preferred stock ($0.01 par value; 2,500,000
            shares authorized; none issued and outstanding)                      --             --
   Common stock ($0.01 par value; 50,000,000 shares authorized:
            10,162,225 and 10,138,360 shares issued and outstanding,
            respectively)                                                       102            101
   Additional paid-in capital                                                42,503         42,481
   Accumulated deficit                                                      (34,533)       (39,682)
                                                                           --------       --------
                   Total stockholders' equity                                 8,072          2,900
                                                                           --------       --------
                   Total liabilities and stockholders' equity              $ 15,082       $ 11,957
                                                                           ========       ========

----------
The accompanying footnotes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(In thousands, except share amounts)

                                                          Three months ended            Nine months ended
                                                                            December 31,
                                                            2002            2001            2002            2001
                                                            ----            ----            ----            ----
Revenue, net                                        $      8,816    $      7,003    $     22,470    $     17,663
                                                    ------------    ------------    ------------    ------------
Cost of sales                                              2,503           2,096           7,160           6,046
Excess and obsolete inventory                                150             192             259             292
                                                    ------------    ------------    ------------    ------------
Total cost of sales                                        2,653           2,288           7,419           6,338
                                                    ------------    ------------    ------------    ------------

         Gross profit                                      6,163           4,715          15,051          11,325
                                                    ------------    ------------    ------------    ------------

Operating expenses:
    Selling and marketing                                  1,482           1,390           4,257           4,004
    General and administrative                             1,179           1,012           3,549           2,917
    Research and development                                 663             548           1,909           1,610
    Bad debt recovery                                         --              --              --             (43)
    Lease termination settlement                              --             117              --             117
                                                    ------------    ------------    ------------    ------------
         Total operating costs                             3,324           3,067           9,715           8,605
                                                    ------------    ------------    ------------    ------------

         Income from operations                            2,839           1,648           5,336           2,720
                                                    ------------    ------------    ------------    ------------

Other income (expense)
    Other income                                              84              17             100              76
    Interest income                                           12               4              39              32
    Interest expense                                         (75)           (125)           (241)           (907)
                                                    ------------    ------------    ------------    ------------
         Total other income (expense)                         21            (104)           (102)           (799)
                                                    ------------    ------------    ------------    ------------

         Income before income taxes                        2,860           1,544           5,234           1,921

         Provision for income taxes                           55              --              85              --
                                                    ------------    ------------    ------------    ------------

         Net income                                 $      2,805    $      1,544    $      5,149    $      1,921
                                                    ============    ============    ============    ============

         Basic earnings per share                   $       0.28    $       0.15    $       0.51    $       0.19
                                                    ============    ============    ============    ============
         Diluted earnings per share                 $       0.19    $       0.14    $       0.35    $       0.17
                                                    ============    ============    ============    ============
         Weighted average common shares (basic)       10,154,059      10,137,193      10,146,069      10,137,193
                                                    ============    ============    ============    ============
         Weighted average common shares (diluted)     14,957,659      10,896,595      14,885,888      11,024,743
                                                    ============    ============    ============    ============

----------
The accompanying footnotes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

                                                                       Nine months ended
                                                                          December 31,
                                                                          ------------
                                                                         2002       2001
                                                                         ----       ----
Cash flows from operating activities
Net income                                                            $ 5,149    $ 1,921
   Adjustments to reconcile net loss to
      net cash provided by in operating activities
         Depreciation and amortization                                    962      1,168
         Bad debt recovery                                                 --        (43)
         Provision for excess and obsolete inventory                      259        292
         Amortization of deferred financing charges                        84        146
         Interest accretion                                                --        365
         Gain on sale of held to maturity investment                      (45)        (7)
         Other                                                            150         --
         Changes in assets and liabilities:
            Accounts receivable                                        (1,570)    (1,399)
            Inventories                                                   (18)       322
            Income taxes receivable                                         3          8
            Prepayments and other current assets                         (362)      (200)
            Other assets                                                  (40)        --
            Account payable and accrued expenses                          234       (308)
            Income taxes payable                                           85         --
            Deposits from customers                                        26       (425)
            Warranty obligations                                          (19)       (91)
            Deferred revenue                                             (536)        42
                                                                      -------    -------
                Net cash provided by operating activities               4,362      1,791
                                                                      -------    -------
Cash flows from investing activities
   Proceeds of short-term investments                                     416         11
   Purchase of short-term investments                                    (671)        --
   Proceeds of liquidation of investment                                  169        662
   Capital expenditures                                                  (368)      (664)
                                                                      -------    -------
                Net cash provided by (used in) investing activities      (454)         9
                                                                      -------    -------
Cash flows from financing activities
   Net proceeds from issuance of common stock                              23         --
   Payment of long term debt                                           (1,837)    (2,816)
                                                                      -------    -------
                Net cash used in financing activities                  (1,814)    (2,816)
                                                                      -------    -------

Net decrease in cash and cash equivalents                               2,094     (1,016)
Cash and cash equivalents at beginning of period                        1,622      2,167
                                                                      -------    -------

Cash and cash equivalents at end of period                            $ 3,716    $ 1,151
                                                                      =======    =======

----------
The accompanying footnotes are an integral part of these consolidated financial statements

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

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three and nine months ended December 31, 2002, are not necessarily indicative of the results to be expected for the full year ending March 31, 2003.

         The consolidated financial statements of the Company, at December 31, 2002, include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated.

2.    Recently Issued Accounting Standards

      The Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", on April 30, 2002. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company believes this pronouncement has no material effect on its financial statements.

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

      On December 15, 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The standard amends FASB 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to fair value based method of accounting for stock-based employee compensation and amends disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to such compensation. The Company expects to continue to account for stock based compensation in accordance with APB 25 and will provide the prominent disclosures required in its annual and future interim financial statements.

      On November 21, 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The consensus provides guidance determining whether an arrangement with multiple deliverables contains more than one unit of accounting and, if so, how consideration should be measured and allocated to separate units of accounting. The Company is studying the effect this consensus may have, if any, on its revenue recognition policy. The consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

3.    Inventories

      Inventories, net of reserves, are comprised of the following:

                                 December 31, 2002       March 31, 2002
                                 ------------------      --------------
          Raw materials                      $1,953              $2,141
          Work-in-process                       105                  16
          Finished goods                        506                 648
                                             ------              ------
          Total inventories                  $2,564              $2,805
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

      The Company performed a transitional fair value based impairment test during the three months ended September 30, 2002. The Company determined that the fair value of goodwill is greater than the recorded value at April 1, 2002. Accordingly, the Company did not record an impairment loss in the nine months ended December 31, 2002.

      The adjustment of previously reported net income and earnings per share represents the recorded amortization of goodwill. The impact on net income and basic and diluted earnings per share for the three and nine months ended December 31, 2001 is set forth below:

                                                        Three months Nine months
                                                        Ended December 31, 2001
                                                        ------------------------
Reported net income                                      $   1,544    $   1,921
Add back of goodwill amortization                               27           81
                                                         ---------    ---------
         Adjusted net income                             $   1,571    $   2,002
                                                         =========    =========

Basic and diluted earnings per share:
    Before effect of change in accounting principle
       Basic net income                                  $    0.15    $    0.19
                                                         =========    =========
       Diluted net income                                $    0.14    $    0.17
                                                         =========    =========
    After effect of change in accounting principle
       Basic net income                                  $    0.15    $    0.20
                                                         =========    =========
       Diluted net income                                $    0.14    $    0.18
                                                         =========    =========

5.    Debt

      Long-term debt is summarized as follows:

                                      December 31, 2002    March 31, 2002
                                     ------------------    --------------
          Term note                              $2,017            $3,854
          Less current maturities                 1,491             1,815
                                                 ------            ------
                                                   $526            $2,039
                                                 ======            ======

      The principal balance of the term note, amounting to $2,017, is payable in 49 monthly payments which commenced April 15, 2001, with interest payable monthly at the prime rate plus 2.5% commencing April 15, 2000.

      The Company is also required to make additional principal payments equal to fifty percent of the "positive actual cash flow", as defined. In May, July and October 2002 the Company made prepayments aggregating $534 in satisfaction of this provision through December 31, 2002. The tangible and intangible assets of the Company, as defined, collateralize the term loans. The Company estimates that it will make an additional $0.2 million payment during January 2003 in satisfaction of prepayment covenants for the three months ended December 31, 2002.

      In connection with the note, the Company granted the lender, DVI Financial Services, Inc. ("DVI"), 650,000 warrants at an exercise price of $2.19 expiring on November 15, 2004. The fair value of the warrants amounted to $596, and is accounted for as deferred financing costs. The costs are included in "Other Assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the renewed note (17 months). In connection with an amendment of the note in June 2000, the warrants' exercise price was reduced to $0.75, the expiration date extended to December 2006 and anti-dilution protection, providing for exercise of the warrant to result in 5% ownership, was added. Additional deferred financing costs of $130 were incurred and are being amortized over the five-year life of the amended note. Interest expense of approximately $36 and $84 relating to this warrants issuance was recognized for the three and nine months ending December 31, 2002 and December 31, 2001, respectively.

      Effective August 28, 2000, DVI sold all its rights, title and interest in, to and under the warrants, notes payable and security agreement, to the Company's other secured creditor (Greystone). By letter dated October 11, 2000, DVI directed the Company to make all remaining payments due for the notes payable directly to Greystone.

      Principal maturities of long-term debt are as follows:

                 Year ending December 31
                 ------------------------
                           2003                $1,491
                           2004                   526
                                               ------
                                               $2,017
                                               ======

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

6.    Earnings Per Share

      Basic earnings per share are calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options and warrants whose exercise price is less than the average market price during the quarter are exercised at the beginning of the period and the proceeds used, by Schick Technologies, Inc., to purchase shares at the average market price for the period. The following is the reconciliation from basic to diluted shares for the three and nine months ended December 31, 2002 and 2001:

                  Three months ended December 31   Nine months ended December 31
                  ------------------------------   -----------------------------
                            2002            2001            2002            2001
                            ----            ----            ----            ----
   Basic shares       10,154,059      10,137,193      10,146,059      10,137,193
   Dilutive:
     Options             851,316          58,018         819,209         231,125
     Warrants          3,952,284         701,384       3,920,620         656,425
                      ----------      ----------      ----------      ----------
   Diluted shares     14,957,659      10,896,595      14,885,888      11,024,743
                      ==========      ==========      ==========      ==========

      The Company excluded 431,014 and 947,369 options from the computation of diluted earnings per share for the three months ended December 31, 2002 and 2001, respectively, because they are anti-dilutive.

      The Company excluded 480,142 options and 2,870,029 options and warrants from the computation of diluted earnings per share for the nine months ended December 31, 2002 and 2001, respectively, because they are anti-dilutive.


7.    Contingencies and Other

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

      The Company has been informed that since January 2002 the SEC and/or United States Attorney's Office for the Southern District of New York have served subpoenas upon and/or contacted certain individuals, including current and former officers and employees of the Company, and a current Director, in connection with this matter. On June 13, 2002, the Company was advised by counsel to David Schick, the Company's Chief Executive Officer, that the United States Attorney's Office for the Southern District of New York had recently notified such counsel that Mr. Schick was a target of the United States Attorney's investigation in connection with this matter. The Company has cooperated fully with the SEC staff and U.S. Attorney's Office, and intends to continue such cooperation. The Company cannot predict the potential outcome of the inquiry.

Litigation

      The Company is and may be a party to a variety of legal actions (in addition to those referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages may be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded and/or attorneys' fees incurred. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

Other

      Sales to a single customer approximated 60% and 50% of net revenue for the three and nine months ended December 31, 2002, respectively, and 46% and 42% of net revenue for the three and nine months ended December 31, 2001, respectively. Amounts due from that customer approximated 73% and 50% of net accounts receivable at December 31, 2002 and March 31, 2002, respectively, all of which have been substantially collected subsequent to those dates.

8.    Income Taxes

      The Company recorded the Alternative Minimum Tax income tax provision for the three and nine months ended December 31, 2002. The income tax benefit of the net operating loss utilized for the three months ended December 31, 2002 and 2001 approximates $1.3 million and $0.6 million, respectively. The income tax benefit for the operating loss carryforward utilized for the nine months ended December 31, 2002 and 2001 approximates $2.3 million and $0.8 million, respectively.

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

General

      The Company designs, develops, manufactures and markets its proprietary intra-oral digital radiography system and other digital imaging systems for the dental market. The Company also manufactures and markets a bone mineral density assessment device to assist in the diagnosis and treatment of osteoporosis, which was introduced to the medical market in December 1997. The Company has also commenced development of a digital radiography device for intended use in various applications.

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

Revenue recognition

      The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. The Company records sales revenue upon shipment to international dealers. In the case of sales made by the Company's exclusive domestic distributor, Patterson Dental Company ("Patterson"), revenue is recognized upon shipment from Patterson's distribution centers. Revenue arising from inventory in Patterson's possession is recorded in deferred revenue. The Company records warranty renewal revenue over the warranty renewal period (generally one-year). The unamortized portion of warranty revenue is recorded in deferred revenue.

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

Inventories

      Inventories are stated at the lower of cost or market. The cost of inventories is determined principally on the standard cost method for manufactured goods and on the average cost method for other inventories, each of which approximates actual cost on the first-in, first-out ("FIFO") method. The Company establishes reserves for inventory estimated to be obsolete, unmarketable or slow moving equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated or if changes in technology affect the Company's products additional inventory reserves may be required.

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

      The Company performed a transitional fair value based impairment test during the three months ended September 30, 2002. The Company determined that the fair value of goodwill is greater than the recorded value at April 1, 2002. Accordingly, the Company did not record an impairment loss in the nine months ended December 31, 2002.

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

Income taxes

      Income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income liabilities and assets are determined based on the difference between financial statements and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established for deferred tax assets. At December 31, 2002 the deferred tax asset ($17.1 million) has been fully reserved. In assessing the valuation allowance, the Company has considered future taxable income and ongoing tax planning strategies. Changes in these circumstances, such as a decline in future taxable income, may result in the continuation of a full valuation allowance being required.

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

Litigation and contingencies

      The Company and its subsidiary are from time to time parties to lawsuits and regulatory administrative proceedings arising out of their respective operations. The Company records liabilities when a loss is probable and can be reasonably estimated. These estimates are based on an analysis made by internal and external legal counsel, together with the Company's internal accounting personnel, who consider information known at the time. The Company believes it has estimated well in the past; however court decisions could and/or unknown or unanticipated information could cause liabilities to be incurred in excess of estimates.

Contractual Obligations and Commercial Commitments

      The following table summarizes contractual obligations and commercial commitments at December 31, 2002:

      ========================================================================
                                 PAYMENTS DUE BY PERIOD
                             -------------------------------------------------
                                          Less
      CONTRACTUAL                        Than 1       1-3       4-5    After 5
      OBLIGATIONS              Total      year       years     years    years
      ------------------------------------------------------------------------
      Long-Term Debt          $2,017     $1,491       $526     $ --     $ --
      ------------------------------------------------------------------------
      Operating leases         2,234        463        982      789       --
      ------------------------------------------------------------------------
      Employment agreements    1,262        734        528       --       --
      ------------------------------------------------------------------------
      Total Contractual
      Cash Obligations        $5,513     $2,688     $2,036     $789     $ --
                              ======     ======     ======     ====     ====
      ========================================================================

Results of Operations

      Net revenues for the three months ended December 31, 2002 increased $1.8 million (26%) to $8.8 million as compared to $7.0 million in fiscal 2002. The increase is due to increased sales of the CDR(R) radiography and intraoral camera products. CDR product sales increased $1.8 million (31%) to $7.5 million (85% of the Company's net revenues) as compared to $5.7 million (81% of the Company's net revenues) in fiscal 2002. The Company believes that the sales increases are a result of increasing acceptance of its products by dental customers. CDR(R) warranty revenue for the three months ended December 31, 2002 was unchanged at $1.2 million. Total domestic revenue for the three months ended December 31, 2002 increased $1.4 million (24%) to $7.2 million as compared to $5.8 million in fiscal 2002. Total international revenue for the three months ended December 31, 2002 increased $0.4 million (32%) to $1.6 million as compared to $1.2 million in fiscal 2002.

      Net revenues for the nine months ended December 31, 2002 increased $4.8 million (27%) to $22.5 million as compared to $17.7 million in fiscal 2002 for the reasons described above.

      Total cost of sales for the three months ended December 31, 2002 increased $0.4 million (16%) to $2.7 million (30.1% of net revenue) as compared to $2.3 million (32.7% of net revenue) in fiscal 2002. The decrease in the relative total cost of sales (4.9%) is due to improved product mix and manufacturing efficiency.

      Total cost of sales for the nine months ended December 31, 2002 increased $1.1 million (17%) to $7.4 million (33.0% of net revenue) as compared to $6.3 million (35.9% of net revenue) in fiscal 2002. The decrease in the relative total cost of sales (3.8%) is attributable to the reasons described above.

      Selling and marketing expenses for the three months ended December 31, 2002 increased $0.1 million (7%) to $1.5 million (17% net revenue ) as compared to $1.4 million (20% of net revenue) in fiscal 2002. Selling and marketing expenses for the nine months ended December 31, 2002 increased $0.3 million (6%) to $4.3 million (19% of net revenue) as compared to $4.0 million (23% of net revenue) in fiscal 2002. The increase is principally attributable to increases in payroll, travel and advertising expense.

      General and administrative expenses for the three months ended December 31, 2002, increased $0.2 million (17%) to $1.2 million (13% of net revenue) as compared to $1.0 million (15% of net revenue) in fiscal 2002. The increase in general and administrative expenses was primarily attributable to increases in payroll, insurance, other facility costs and professional services.

      General and administrative expense for the nine months ended December 31, 2002 increased $0.6 million (22%) to $3.5 million (16% of net revenue) as compared to $2.9 million (17% of net revenue) in fiscal 2002 for the reasons described above.

      Research and development expenses for the three months ended December 31, 2002 increased $0.2 million (21%) to $0.7 million (8% of net revenue) as compared to $0.5 million (8% of net revenue) in fiscal 2002. The increase is attributable to increases in payroll and research and development materials. Research and development expenses for the nine months ended December 31, 2002 increased $0.3 million (19%) to $1.9 million (9% of net revenue) as compared to $1.6 million (9% of net revenue) in fiscal 2002 for the reasons described above.

      Interest expense for the three months ended December 31, 2002 remained unchanged at $0.1 million in fiscal 2002. Interest expense for the nine months ended December 31, 2002 decreased $0.7 million (73%) to $0.2 as compared to $0.9 million in fiscal 2002. The decrease is attributable to the July 2001 (fiscal
2002) repayment of the $1 million secured credit facility which had been provided by Greystone Funding Corporation ("Greystone") resulting in the write off of unamortized discounts and deferred finance charges of $0.4 million. Additionally, interest expense decreased due to the decline in the prime interest rate and the principal reductions of other long-term debt.

      As a result of the above items, the Company's net income increased $1.3 million (82%) to $2.8 million for the three months ended December 31, 2002 as compared to $1.5 million in fiscal 2002. As a result of the above items, the Company's net income increased $3.2 million (168%) to $5.1 million for the nine months ended December 31, 2002 as compared to $1.9 million in fiscal 2002.

      As noted above, in July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2002 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

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

Liquidity and Capital Resources

      At December 31, 2002, the Company had $4.4 million in cash, cash equivalents and short-term investments and working capital of $5.6 million, as compared to $2.1 million in cash, cash equivalents and short-term investments and working capital of $1.1 million at March 31, 2002.

      During the nine months ended December 31, 2002 cash provided by operations was $4.4 million as compared to $1.8 million in fiscal 2002. Increases in cash were primarily provided by improved operating performance. Sales to a single customer approximated 60% and 50% of net revenue for the three and nine months ended December 31, 2002, respectively, and 46% and 42% of net revenue for the three and nine months ended December 31, 2001, respectively. Amounts due from that customer approximated 73% and 50% of net accounts receivable at December 31, 2002 and March 31, 2002, respectively, all of which have been substantially collected subsequent to those dates. The increase in net accounts receivable is the result of increased sales. During the nine months ended December 31, 2002 capital expenditures decreased $0.3 million (45%) to $0.4 million as compared to $0.7 million in fiscal 2002. Fiscal 2002 capital expenditures (principally leasehold improvements) were incurred in connection with the Company's consolidation and relocation of its facility into a portion of its space. During the nine months ended December 31, 2002, cash used to repay long-term debt decreased $1.0 million (35%) to $1.8 million as compared to $2.8 million in fiscal 2002. As note above the Company repaid its secured credit facility to Greystone ($1.0 million) during July 2001.

      In January 1999, DVI Financial Services, Inc. ("DVI") provided the Company with financing evidenced by notes payable for $6.6 million which are secured by first priority liens on substantially all of the Company's assets. The Company issued promissory notes (amended in June 2000)(the "DVI Notes") and security agreements that provide, in part, that the Company may not permit the creation of any additional lien or encumbrance on the Company's property or assets. The DVI Notes are due in varying installments through fiscal 2006. Interest is paid monthly at the prime rate (4.25% at December 31, 2002) plus 2.5%. In connection with the DVI Notes, the Company granted DVI 650,000 warrants at an exercise price of $2.19 per share. In connection with the amended DVI Notes, the warrants' exercise price was reduced to $.75, the expiration date extended to December 2006 and anti-dilution protection providing for exercise of the warrant to result in 5% ownership was added.

      In connection with the DVI loan, the Company prepaid $0.5 million and $0.8 million of outstanding loan balance during the first nine months of fiscal 2003 and 2002, respectively. The Company estimates that it will make an additional $0.2 million payment during January 2003 in satisfaction of prepayment covenants for the three months ended December 31, 2002.

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

      On July 12, 2001, the Company and Greystone entered into a Termination Agreement effective as of March 31, 2001, acknowledging the repayment and termination of the Amended Loan Agreement and agreeing that all of the Company's obligations thereunder had been fully satisfied. The Company and Greystone further agreed, among other matters, that: (i) five million warrants held by Greystone and its assigns to purchase Common Stock of the Company for $0.75 per share remain in full force and effect and (ii) the Registration Rights Agreement between Greystone and the Company dated as of December 27, 1999 remains in full force and effect.

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

      Not Applicable.

Item 3. Defaults Upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Company held its 2002 Annual Meeting of Stockholders (the "Annual Meeting") on November 18, 2002.

      (b) The following matter concerning the election of Directors was voted upon at the Annual Meeting with the accompanying results:

Election of Directors:
                                                                Number of Votes
                                        Number of Votes For   Withheld Authority
           Euval Barrekette                       8,989,708              129,061
           (New term expires in 2005)
           Jonathan Blank                         8,989,808              128,961
           (New term expires in 2005)

      The other directors of the Company will continue in office for their existing terms, as follows: William K. Hood, Curtis M. Rocca III and Jeffrey T. Slovin serve in the class whose term expires in 2004 and Allen Schick and David Schick serve in the class whose term expires in 2003. Upon the expiration of the term of a class of Directors, the members of such class will be elected for three-year terms at the annual meeting of stockholders held in the year in which such term expires.

      (c) The following additional matters were voted upon at the meeting held on December 20, 2001 with the following results:

1. Approval of the proposal to amend the Company's 1997 Stock option Plan for Non- Employee Directors to increase the number of shares of Common Stock issuable under the Plan from 300,000 to 600,000:

               Number of votes for:                      8,217,822
               Number of votes against:                    956,397
               Number of abstentions:                       19,550

2. Ratification of the selection of Grant Thornton LLP as the Company's independent accountants for the fiscal year ending March 31, 2003:

               Number of votes for:                      8,980,340
               Number of votes against:                     21,409
               Number of abstentions:                      192,020

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

                                     SCHICK TECHNOLOGIES, INC.

Date: January 31, 2003               By: /S/ David Schick
                                     David B. Schick
                                     Chief Executive Officer

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

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: January 31, 2003

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

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: January 31, 2003

                                       /S/ Ronald Rosner
                                       --------------------------------------
                                                    [Signature]
                                       Director of Finance and Administration
                                       (Principal accounting officer)