Form 10-K
period 2003-03-31
SCHICK TECHNOLOGIES INC
filed 2003-06-18
CIK 1014507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K
                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2003

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

                             Yes |X|     No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                             Yes |_|     No |X|

The aggregate market value of Common Stock held by non-affiliates of the registrant as of September 30, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $14,501,462. Such aggregate market value is computed by reference to the closing sale price of the Common Stock on such date.

    As of June 3, 2003, the number of shares outstanding of the Registrant's
             Common Stock, par value $.01 per share, was 10,228,198

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                Table of Contents

Item of Form 10-K                                                           Page

Part I
         Item 1.    Business ..............................................  1
         Item 2.    Properties ............................................  9
         Item 3.    Legal Proceedings .....................................  9
         Item 4.    Submission of Matters to a Vote of Security Holders ...  10

Part II
         Item 5.    Market for the Registrant's Common Equity and Related
                    Stockholder Matters ...................................  10
         Item 6.    Selected Financial Data ...............................  12
         Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................  13
         Item 7A.   Quantitative and Qualitative Disclosures About Market
                    Risk ..................................................  18
         Item 8.    Financial Statements and Supplementary Data ...........  18
         Item 9.    Changes in and Disagreements with Accountants
                    On Accounting and Financial Disclosure ................  18

Part III
         Item 10.   Directors and Executive Officers of the Registrant ....  18
         Item 11.   Executive Compensation ................................  22
         Item 12.   Security Ownership of Certain Beneficial Owners And
                    Management ............................................  26
         Item 13.   Certain Relationships and Related Transactions ........  28
         Item 14.   Controls and Procedures................................. 29

Part IV
         Item 15.   Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K ..............................................  F-1

FORWARD-LOOKING STATEMENTS

      This Form 10-K Annual Report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding the Company, its financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Annual Report, words such as "anticipate," "believe," "estimate," "expect," "intend," "objectives," "plans" and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report and the "Risk Factors" set forth in Exhibit 99.2 to this Annual Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

PART I

ITEM 1. BUSINESS

      Schick Technologies, Inc. (the "Company") designs, develops and manufactures innovative digital radiographic imaging systems and devices, which are based on proprietary digital imaging technologies, for the dental and medical markets.

      In the field of dentistry, the Company's products include the CDR(R) computed dental radiography imaging system, introduced in March 1994. The CDR(R) system, a leading product in its field, uses an intra-oral sensor to produce instant, full size, high-resolution dental x-ray images on a color computer monitor without film or the need for chemical development, while reducing the radiation dose by up to 80% or more as compared with conventional x-ray film. In February 2003, the Company introduced CDR Wireless(TM), an innovative wireless instant digital dental x-ray system. The Company also manufactures and sells the USBCam (TM), an intra-oral camera which fully integrates with the CDR(R) system, and the CDRPan(R), a digital panoramic imaging device. In addition, the Company is developing other products and devices for the dental field, as well as updated versions of its current products.

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

      The Company's objective is to be the leading provider of high resolution, low-cost digital radiography products. The Company plans to leverage its technological advantage in the digital imaging field to penetrate a broad range of diagnostic imaging markets. The Company believes that its proprietary technologies and expertise in electronics, imaging software and advanced packaging may enable it to compete successfully in these markets. Key elements of the Company's strategy include (i) expanding market leadership in dental digital radiography; (ii) enhancing the Company's international distribution channels; and (iii) broadening the Company's product offerings.

      The Company's business was founded in 1992 and it was incorporated in Delaware in 1997. On July 7, 1997, the Company completed an initial public offering of its Common Stock. Proceeds to the Company after expenses of the offering were approximately $33,508,000.

      Under generally accepted accounting principles, the Company operates in one reportable segment: digital radiographic imaging systems. Note 1 to the Company's Consolidated Financial Statements summarizes the percent of the Company's revenues from its principal products.

      The Company's offices are located at 30-00 47th Avenue, Long Island City, New York 11101. The Company's telephone number is (718) 937-5765, and its website address is http://www.schicktech.com.

PRODUCTS / INDUSTRY

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

      The Company believes that there is a potential market for approximately
1.1 million digital dental radiography devices worldwide. According to the American Dental Association, there are approximately 150,000 practicing dentists in the United States. The Company believes that each of them, on average, operates 2.5 radiological units, creating a potential market of 375,000 digital dental radiography devices in the United States. In addition, the Company believes that there are approximately 600,000 practicing dentists in the world's major healthcare markets outside of the United States and, the Company believes that each of them, on average, operates 1.25 radiological units, creating a potential market of 750,000 additional devices. According to a survey of United States dentists, reported in Dental Products Report in June 2002, the market penetration for digital dental radiography devices among the survey respondents was 14%.

      The Company believes that dentists have a particularly strong motivation to adopt digital radiography. Radiographic examinations are an integral part of routine dental checkups and the dentist is directly involved in the film development process. The use of digital radiography eliminates delays in film processing, thus increasing the dentist's potential revenue stream and efficiency, and reduces overhead expenses. The use of digital radiography also allows dentists to more effectively communicate diagnosis and treatment plans to patients, which the Company believes has the potential to increase the rate of patients' treatment acceptance and resulting revenues. Finally, the radiation dosage required to produce an intra-oral dental x-ray, which is high when compared with other medical radiographs, can be reduced by up to 80% through the use of digital radiography

      The Company's principal revenue-generating product is its CDR(R) computed dental radiography imaging system. The Company's CDR(R)system is easy to operate and can be used with any dental x-ray generator. To produce a digital x-ray image using CDR(R), the dentist selects an intra-oral sensor of suitable size and places it in the patient's mouth. The sensor converts the x-rays into a digital image that is displayed on the computer monitor within five seconds and automatically stored as part of the patient's clinical records. CDR(R) system software allows the dentist to perform a variety of advanced diagnostic operations on the image. The sensor can then be repositioned for the next x-ray. As the x-ray dose is significantly lower than that required for conventional x-ray film, concern over the potential health risk posed by multiple x-rays is greatly diminished. The process is easy and intuitive, enabling nearly any member of the dental staff to operate the CDR(R) system with minimal training.

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

      In February 2003, the Company announced the introduction of CDR Wireless(TM), which the Company believes to be the world's first wireless instant dental x-ray system. It allows dentists to produce high-quality instant radiographs with low radiation dosage and without the need for a cable between the intra-oral sensor and computer.

      The Company began selling its intra-oral camera, the CDRCam(R), in early 1997 and a redesigned version, the CDRCam 2000(R), in November 1999. In April 2002, the Company introduced the USBCam(TM), an innovative intra-oral camera which fully integrates with the CDR(R) system to provide color video images of the structures of the mouth. The Company believes that the USBCam(TM) was the world's first intra-oral camera with a direct USB interface. Since their introduction in 1991, intra-oral cameras have become widely accepted as a dental diagnostic, communication and presentation tool. USBCam(TM) is "ETL Listed". "ETL" is a North American Safety Mark indicating compliance with safety standard UL-2601-1.

      In March 1999, the Company commenced the sale of its digital panoramic imaging device, the CDRPan(R). This device, which is designed to be retrofitted into conventional panoramic dental x-ray machines, replaces film with electronic sensors and a computer. This obviates the need for film and provides instantaneous images, thus offering substantial savings in terms of time and costs. Additionally, the CDRPan(R) easily integrates with practice management and other computer software applications.

      Bone Mineral Density / Fracture Risk Assessment

      Assessment of bone mineral density ("BMD") is an essential component in the diagnosis and monitoring of osteoporosis. Osteoporosis is a disease that causes progressive loss of bone mass which, in serious cases, may result in bone fractures and even death. Until recently, osteoporosis was considered neither treatable nor preventable. Because recognized treatments are now available and because osteoporosis may be preventable if detected in its early stages, the demand for BMD diagnostic equipment has significantly increased. The Company's accuDEXA(R)device is an innovative BMD assessment device used to assist doctors in the diagnosis of low bone density and prediction of fracture risk. The Company believes that this low-cost and precise diagnostic tool assesses BMD more quickly and easily than any comparable product currently on the market, while using a minimal radiation dosage. It is a point-of-treatment tool, designed for use by primary care physicians as an integral part of a patient's regular physical examination. In December 1997, the Company received clearance from the United States Food and Drug Administration ("FDA") for the general use and marketing of the accuDEXA(R) as a BMD assessment device; in June, 1998 and May 2000, the FDA granted the Company additional clearances for its marketing of the accuDEXA(R), respectively, as a predictor of fracture risk and to further clarify issues regarding the collection of the normative database.

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

MANUFACTURING

      The Company's manufacturing facility is located at its headquarters in Long Island City, New York. This facility is subject to periodic inspection by the FDA. The Company assembles its CDR(R) sensors, CDRPan(R) sensors, USBCam(TM) intra-oral cameras and accuDEXA(R) bone densitometers at this manufacturing facility. The Company outsources the assembly of certain subassemblies, such as printed circuit boards, plastics and cables, but performs the final assembly and testing process at its manufacturing facility.

      The Company purchases components for its products from a number of outside vendors. While the Company strives to maintain multiple sources of supply for each component, certain highly-specialized components, including semiconductor wafers used in the assembly of sensors, are primarily provided by a single supplier. In these cases, the Company strives to maintain sufficient inventory so as to provide extra time in which to locate an acceptable alternate supplier in the event of a supply interruption. However, in such event, there can be no assurance that an acceptable alternate supplier would be found. The need to replace a supplier may have a material adverse impact on the Company if it causes a disruption in the Company's ability to deliver its products or increases the Company's costs.

      The Company's quality assurance program includes various quality control measures, from inspection of raw materials, purchased parts and assemblies through in-process and final inspection, and conforms to the guidelines of the International Quality Standard, ISO 9001. In August 1998, the Company was granted ISO 9001 certification and, since that time, has been subject to semi-annual audits to evaluate the Company's eligibility to maintain such certification.

DEPENDENCE ON CUSTOMERS

      During fiscal 2003, Patterson Dental Company ("Patterson"), the Company's exclusive distributor in the United States and Canada, accounted for annual sales by the Company of $15.4 million or 52% of annual sales. During fiscal 2002, Patterson accounted for annual sales by the Company of $9.9 million or 41% of annual sales. During fiscal 2001, Patterson and Roesch AG Medizintechnik accounted for annual sales by the Company of $4.5 million and $3.0 million, or 21% and 14%, respectively, of annual sales. During fiscal 2003, 2002 and 2001, respectively, sales of approximately $6.2 million, $6.2 million and $8.1 million were made to foreign customers.

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

      The Company seeks to protect its intellectual property through a combination of patent, trademark and trade secret protection. The Company's future success will depend in part on its ability to obtain and enforce patents for its products and processes, preserve its trade secrets and operate without infringing the proprietary rights of others.

      Patents

      The Company has an active corporate patent program, the goal of which is to secure patent protection for its technology. The Company currently has issued United States patents for an `Intra-Oral Sensor For Computer Aided Radiography', U.S. Patent No. 5,434,418, which expires on October 16, 2012; a `Large Area Image Detector', U.S. Patent No. 5,834,782, which expires on November 20, 2016; a `Method and Apparatus for Measuring Bone Density', U.S. Patent No. 5,852,647, which expires on September 24, 2017; an 'Apparatus for Measuring Bone Density Using Active Pixel Sensors', U.S. Patent No. 5,898,753, which expires on June 6, 2017; a 'Dental Imaging System with Lamps and Method', U.S. Patent No. 5,908,294, which expires on June 12, 2017; an 'X-ray Detection System Using Active Pixel Sensors', U.S. Patent No. 5,912,942, which expires on June 6, 2017; a `Dental Imaging System with White Balance Compensation', U.S. Patent No. 6,002,424, which expires on June 12, 2017; `Dental Radiography Using an Intraoral Linear Array Sensor,' U.S. Patent No. 5,995,583, which expires on November 13, 2016; a `Method for Reading Out Data from an X-Ray Detector,' U.S. Patent No. 6,069,935, which expires on June 6, 2017; and a `Filmless Dental radiography System Using Universal Serial Bus Port', U.S. Patent No. 6,134,298, which expires on August 7, 2018. In addition, the Company is the licensee of U.S. Patent No. 5,179,579, for a 'Radiograph Display System with Anatomical Icon for Selecting Digitized Stored Images', under a worldwide, non-exclusive, fully paid license. The Company also has U.S. and foreign patent applications currently pending.

      The Company is the exclusive sub-licensee for use in medical radiography applications of certain patents, patent applications and other know-how (collectively, the "Intellectual Property") related to complementary metal oxide semiconductor ("CMOS") active pixel sensor technology (the "APS Technology"), which was developed by the California Institute of Technology and licensed to Photobit Corp. from which the Company obtained its sub-license. Photobit was subsequently acquired by Micron Technology, Inc., which continues to sublicense the CMOS Intellectual Property to the Company. The Company's exclusive rights to such technology are subject to government rights to use, noncommercial educational and research rights to use by California Institute of Technology and the Jet Propulsion Laboratory, and the right of a third party to obtain a nonexclusive license from the California Institute of Technology with respect to such technology. The Company believes that, as of the date of this filing, except for such third party's exercise of its right to obtain a nonexclusive license to use APS Technology in a field other than medical radiography, none of the foregoing parties have given notice of their exercise of any of their respective rights to the APS Technology. There can be no assurance that this will continue to be the case, and any such exercise could have a material adverse effect on the Company. Additionally, the agreement between the Company and Photobit Corp. required, among other things, that the Company use all commercially reasonable efforts to timely introduce, improve and market and distribute licensed products in various fields. The Company has not introduced licensed products in certain of these fields, and there can be no assurance that the Company will do so in the future. Such failure to introduce licensed products could result in a termination or modification of the Company's rights with respect to the fields in which the Company has not introduced licensed products. This could have a material adverse effect on the Company.

      Trademarks

      The Company has obtained trademark registrations from the United States Patent and Trademark Office for the marks (i) "CDR" for its digital dental radiography product; (ii) "CDRCam" (both textual and stylized) for its intra-oral camera (iii) "QuickZoom" (both textual and stylized) for a viewing feature in its digital dental radiography product; (iv) "accuDEXA" for its BMD assessment product; v) "CDR Discovery" for its x-ray generating product and (vi) "CDRPan" for its panoramic digital dental radiography product. In addition, the Company has pending trademark applications, and has common law trademark rights in several other names it uses commercially in connection with its products.

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

      Class II devices are products for which the FDA determines that general controls are insufficient to provide a reasonable assurance of safety and effectiveness, and that require special controls such as promulgation of performance standards, post-market surveillance, patient registries or such other actions as the FDA deems necessary. The CDR(R) system, CDRPan(R) and accuDEXA(R) have been classified as Class II devices.

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

      In February 1994, the FDA cleared the Company's 510(k) application for general use and marketing of the CDR(R) system, and in October 2002, cleared the Company's expanded 510(k) application for the CDR wireless product. In November 1996, the FDA cleared the Company's 510(k) application for general use and marketing of the CDRCam(R). In December 1997, the FDA cleared the Company's 510(k) application for general use and marketing of accuDEXA(R). The FDA granted the Company additional clearances in connection with the accuDEXA(R), on June 4, 1998, to market accuDEXA(R) as a predictor of fracture risk, and on May 26, 2000, to further clarify issues regarding the collection of the normative database. In December 1998 and May 2003, the FDA cleared the Company's 510(k) applications for CDRPan(R) and CDRPanX(TM), respectively. The Company has not yet submitted a 510(k) application for its general-purpose digital radiography sensor. There can be no assurance that the Company will submit such application or that it will obtain FDA clearance for such product.

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

      The Company is currently developing new products for the dental and medical markets. The Company expects to file 510(k) applications with the FDA in connection with its future products. There can be no assurance that the Company will file such 510(k) applications and/or will obtain pre-market clearance for any future products, or that in order to obtain 510(k) clearance, the Company will not be required to submit additional data or meet additional FDA requirements that may substantially delay the 510(k) process and result in substantial additional expense. Moreover, such pre-market clearance, if obtained, may be subject to conditions on the marketing or manufacturing of the digital radiography sensors which could impede the Company's ability to manufacture and/or market the product. There can be no assurance that the general-purpose digital radiography sensor or any other products which may be developed by the Company will be approved by or receive marketing clearance from applicable governmental authorities. If the Company is unable to obtain regulatory approval for and market new products and enhancements to existing products, it will have a material adverse effect on the Company.

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

RESEARCH AND DEVELOPMENT

      During fiscal 2003, 2002 and 2001, research and development expenses were $2.6, $2.2 million and $2.2 million, respectively.

BACKLOG

      The backlog of orders was approximately $0.5 million at each of June 3, 2003, June 1, 2002 and June 1, 2001, respectively. Such figures include approximately $0.2 million, $0.4 million and $0.1 million of orders on hold pending credit approval at June 3, 2003, June 1, 2002 and June 1, 2001, respectively. Orders included in backlog may generally be cancelled or rescheduled by customers without significant penalty.

EMPLOYEES

      As of June 3, 2003, the Company had 128 full-time employees, engaged in the following capacities: sales and marketing (30); general and administrative
(20); operations (58); and research and development (20). The Company believes that its relations with its employees are good. No Company employees are represented by a labor union or are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages due to labor disputes.

SALES AND MARKETING

      Dental Products

      In April 2000, the Company and Patterson entered into an exclusive distribution agreement covering the United States and Canada; as of May 1, 2000, the Company began marketing and selling its CDR(R) dental products in the United States and Canada through Patterson. The Company believes that Patterson is one of the largest distributors of dental products in North America, with more than 1,100 field sales personnel in the U.S. and Canada. In addition, the Company has an in-house sales program which focuses on universities and continuing education programs. As of March 31, 2003, CDR(R) had been sold to 47 of the 55 dental schools in the United States. The Company also employs a government sales program to sell directly to the Armed Services, Veterans Administration hospitals, United States Public Health Service and other government-sponsored health institutions.

      The Company employs 18 area sales managers ("ASMs") located throughout the United States and one in Canada to interface with and assist Patterson in its sales effort. Two individuals, based at the Company's corporate offices in New York, manage the ASM staff. In addition, a sales and marketing support staff of 4 individuals, three of whom are based at the Company's offices in New York, and one in California, supports the sales managers and the ASMs by planning events and product seminars and developing promotional and marketing materials.

      In the international market, the Company sells the CDR(R) system via independent regional distributors. There are currently approximately 65 independent CDR(R) dealers, covering about 57 countries. A dedicated in-house staff, as well as 2 individuals based in Europe and Latin America, provide the foreign distributors with materials, sales support, technical assistance and training, both in New York and abroad.

      The Company's goal is to utilize its leading position in the industry, secure as many productive sales channels as possible and penetrate additional segments of the international market.

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

      COMPETITION

      Competition relating to the Company's current products is intense and includes various companies, both within and outside of the United States. Many of the Company's competitors are large companies with financial, sales and marketing, and other resources that are substantially greater than those of the Company. In addition, they may have substantially greater experience in obtaining regulatory approvals than that of the Company. In addition, there can be no assurance that the Company's competitors are not currently developing, or will not attempt to develop, technologies and products that are more effective than those of the Company or that would otherwise render the Company's products obsolete or uncompetitive. No assurance can be given that the Company will be able to compete successfully.

      Dental Products

      A number of companies currently sell intra-oral digital dental sensors under various brand names. These include PracticeWorks, Inc. ("Trophy"), Dentrix Dental Systems, Inc. ("ImageRay"), Provisions Dental Systems, Inc. ("Dexis"), Sirona Dental Systems ("Sidexis") and Suni Imaging, Inc. ("Dr. Suni"). In addition, Dentsply International, Air Techniques and Soredex Corporation sell a storage-phosphor based intra-oral dental system. The Company believes that its CDR system has thus far competed successfully against other products. If other companies enter the digital radiography field, it may result in a significantly more competitive market in the future. Several companies are involved in the manufacture and sale of intra-oral cameras, including Dentsply International, Henry Schein Co., Digital Doc and Air Techniques. Several companies, including Sirona, Signet, Instrumentarium Imaging and Planmeca, manufacture digital panoramic dental devices. Of those, only the device manufactured by Signet is designed to be incorporated into existing conventional panoramic devices.

      BMD / Fracture Risk Assessment

      Two other companies, GE Lunar Corporation and Cooper-Surgical, Inc., are currently marketing peripheral dual-X-Ray-absorptiometry (DXA) BMD densitometers. Several companies including GE Lunar, Hologic, Inc., Sunlight, Inc. and Norland are marketing peripheral ultrasound devices. A number of other companies market other devices including ones that assess hand densitometry. Two companies, Ostex International Inc. and Quidel Corp., Inc., have developed biochemical markers which indicate the rate at which the body is resorbing (i.e., breaking down) bone.

ITEM 2. PROPERTIES

      The Company presently leases approximately 50,000 square feet of space in Long Island City, New York. This space houses the Company's executive offices, sales and marketing headquarters, research and development laboratories and production and shipping facilities. The Company believes that such space will be adequate for its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      The Company and/or certain of its officers and former officers, are involved in the matters described below:

      In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings for interim periods of fiscal 1999. Subsequent thereto, the SEC requested the voluntary production of certain documents and the

Company provided the SEC with the requested materials. On August 17, 2000 and April 30, 2003, the SEC served subpoenas upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company timely provided the SEC with the subpoenaed materials. The Company has been informed that since January 2002 the SEC and/or the United States Attorney's Office for the Southern District of New York have served subpoenas upon and/or contacted certain individuals, including current and former officers and employees of the Company, and a current Director, in connection with this matter. On June 13, 2002, the Company was advised by counsel to David Schick, the Company's Chief Executive Officer, that the United States Attorney's Office for the Southern District of New York had notified such counsel that Mr. Schick was a target of the United States Attorney's investigation of this matter. The Company has cooperated fully with the SEC staff and U.S. Attorney's Office.

      On June 11, 2003, the Company and its chief executive officer, David Schick, received notifications from the staff of the SEC of their intention to recommend that the SEC authorize civil enforcement actions against them. The contemplated actions would allege violations of federal securities law relating to the Company's publicly filed financial statements, including those for the first three quarters of the Company's fiscal year ended March 31, 1999, restatements of which were filed in March 2000. In connection with the contemplated actions, the staff would ask for authority to seek injunctive relief, civil penalties and a bar against Mr. Schick from serving as an officer or director of a public company. The Company cannot predict the potential outcome of these matters.

      The Company could become a party to a variety of legal actions (in addition to that referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages could be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

      By letter dated September 15, 1999, the Nasdaq Stock Market's Listing Qualifications Panel (the "Panel") advised the Company that the Company's Common Stock would no longer be listed on the Nasdaq National Market effective with the close of business on September 15, 1999. The Panel's action was based on the Company's inability to timely file its Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and Form 10-Q for the quarter ended June 30, 1999, as well as the revenue recognition and sales practices which had been the subject of an investigation by the Audit Committee of the Company's Board of Directors and had led to the filing delays and the need for the restatement of the Company's financial reports. The Company timely requested a review of this decision and, on May 25, 2000, the Nasdaq Listing and Hearing Review Council informed the Company of its determination to affirm the Panel's decision.

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

           Fiscal Year Ended March 31, 2002                   High        Low
           --------------------------------                  ------      -----
           First Quarter                                       1.05       0.70
           Second Quarter                                      1.05       0.55
           Third Quarter                                       1.06       0.51
           Fourth Quarter(through January 29, 2002)            2.15       1.07
           Fourth Quarter(commencing January 30,2002)          2.40       1.50

           Fiscal Year Ended March 31, 2003                   High        Low
           --------------------------------                  ------      -----
           First Quarter                                      $3.60      $2.10
           Second Quarter                                     $3.01      $1.10
           Third Quarter                                      $3.00      $1.78
           Fourth Quarter                                     $4.75      $2.72

      On June 3, 2003, the closing bid and asked prices per share of the Company's Common Stock, as quoted on the over-the-counter Bulletin Board, were $6.95 and $7.01 per share, respectively. Such prices represent quotations between dealers, without dealer mark-up, markdown or commission, and may not represent actual transactions. On June 3, 2003, there were 180 holders of record of the Company's Common Stock. However, the Company believes that the number of beneficial owners of such stock is substantially higher.

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

Equity Compensation Plan Information

      The following table sets forth the following information, as of March 31, 2003, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance: the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of such options, warrants and rights; and, other than the securities to be issued upon the exercise of such options, warrants and rights, the number of securities remaining available for future issuance under the plan:

       -------------------------------------------------------------------------------------
                               (a)                (b)                (c)
       -------------------------------------------------------------------------------------
       Plan category           Number of          Weighted-average   Number of securities
                               securities to be   exercise price     remaining available
                               issued upon        of outstanding     for future issuance
                               exercise of        options,           under equity
                               outstanding        warrants and       compensation
                               options,           rights             (excluding
                               warrants and                          securities reflected
                               rights                                in column (a)
       -------------------------------------------------------------------------------------
       Equity compensation        2,077,538              $2.54               1,522,462
       plans approved by
       security holders
       -------------------------------------------------------------------------------------
       Equity compensation
       plans not approved by
       security holders                  --                 --                      --
       -------------------------------------------------------------------------------------
       Total                      2,077,538              $2.54               1,522,462
       -------------------------------------------------------------------------------------

      In addition to the options described in the table above, the Company has outstanding an aggregate of 5,650,000 warrants exercisable at an initial exercise price of $0.75 per share, which warrants are held by Greystone Funding Corporation ("Greystone") or its assignee. Such warrants, which are described in Note 10 to the Company's Consolidated Financial Statements, were issued in connection with loan transactions.

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

Schick Technologies, Inc.
Selected Financial Data

                                                            Year ended March 31,
                                             2003        2002        2001        2000        1999
                                             ----        ----        ----        ----        ----
                                                     (in thousands, except per share data)
Statement of Operations Data:

Revenue, net                               $ 29,817    $ 24,399    $ 21,252    $ 21,989    $ 45,605
                                           --------    --------    --------    --------    --------

Cost of sales                                 9,369       8,540       9,736      15,393      34,611
Excess and obsolete inventory                   259         292         570         898       5,466
                                           --------    --------    --------    --------    --------
Total cost of sales                           9,628       8,832      10,306      16,291      40,077
                                           --------    --------    --------    --------    --------

Gross profit                                 20,189      15,567      10,946       5,698       5,528
                                           --------    --------    --------    --------    --------

Operating expenses:
       Selling and marketing                  5,911       5,291       5,314       7,636      18,440
       General and administrative             5,041       4,148       4,161       7,339       7,338
       Research and development               2,598       2,176       2,220       2,830       4,354
       Bad debt expense (recovery)               --         (93)       (454)         --       5,598
       Abandonment of leasehold                  --         118         275          --          --
                                           --------    --------    --------    --------    --------
       Total operating costs                 13,550      11,640      11,516      17,805      35,730
                                           --------    --------    --------    --------    --------

Income (loss) from operations                 6,639       3,927        (570)    (12,107)    (30,202)

Total other income (expense)                   (174)       (839)     (1,068)       (224)        244
                                           --------    --------    --------    --------    --------

Income (loss) before income taxes             6,465       3,088      (1,638)    (12,331)    (29,958)

Income tax benefit                            5,360          --          --          --         352
                                           --------    --------    --------    --------    --------

       Net income (loss)                   $ 11,825    $  3,088    $ (1,638)   $(12,331)   $(29,606)
                                           ========    ========    ========    ========    ========

       Basic earnings (loss) per share     $   1.17    $   0.30    $  (0.16)   $  (1.23)   $  (2.96)
                                           ========    ========    ========    ========    ========
       Diluted earnings (loss) per share   $   0.78    $   0.26    $  (0.16)   $  (1.23)   $  (2.96)
                                           ========    ========    ========    ========    ========

                                             2003        2002        2001        2000        1999
                                             ----        ----        ----        ----        ----
Balance Sheet Data:
Cash and cash equivalents                  $  7,100    $  1,622    $  2,167    $  1,429    $  1,415
Working capital / (deficiency)                9,157       1,133      (1,586)        841       2,902
Total assets                                 22,610      11,957      12,646      16,290      29,386
Long-term obligations                            --       2,039       4,080       6,938          45
Total liabilities                             7,747       9,057      12,835      14,974      16,850
Retained earnings (accumulated deficit)     (27,857)    (39,682)    (42,770)    (41,132)    (28,801)
Stockholders' equity                         14,863       2,900        (189)      1,316      12,536

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in "Results of Operations" in this Item and elsewhere in this Report. See "ITEM 1 - Business -- Forward-Looking Statements" and Exhibit 99.2 to this Report.

Overview

      The Company designs, develops and manufactures digital imaging systems for the worldwide dental and medical markets. In the field of dentistry, the Company currently manufactures and markets a variety of digital imaging products including an intra-oral digital radiography system (CDR(R)), a digital panoramic radiography sensor (CDRPAN(R)) and an intra-oral camera system (CDRCam(R)). The Company has also developed a bone mineral density assessment device (accuDEXA) to assist in the diagnosis and treatment of osteoporosis, which was introduced in December 1997. In addition, the Company has commenced development of a general-purpose digital radiography device for various intended uses, including cephalometric imaging. The Company's revenues during fiscal 2003 were derived primarily from sales of its CDR(R) and accuDEXA(R) products. The Company records sales revenue upon shipment to international dealers and to end-users in the U.S. In the case of sales made by Patterson, revenue arising from inventory in Patterson's possession is recorded in deferred revenue, and revenue is recognized upon shipment from Patterson's distribution centers. Revenues from the sales of extended warranties are recognized on a straight-line basis over the life of the extended warranty, which is generally a one-year period. The Company utilizes Patterson as the exclusive distributor for sales of its dental products within the United States and Canada. The Company's accuDEXA(R) product is sold through a network of independent sales representatives in the United States. International sales are made primarily through a network of independent foreign distributors. In fiscal 2003, 2002 and 2001, sales to customers within the United States were approximately 78%, 75% and 62% of total revenues, respectively. The Company's international sales are made primarily to distributors in Europe. All of the Company's sales are denominated in United States dollars.

      Costs of sales consists of raw materials, manufacturing labor, facilities overhead, product support, warranty costs and installation costs. Excess and obsolete inventory expense relates to the overstocking or obsolescence of various dies and/or obsolete X-Ray inventory that the Company may not use or otherwise salvage.

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

Revenue recognition

      The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. The Company records sales revenue upon shipment to international dealers and to end-users in the U.S. In the case of sales made by Patterson, revenue is recognized upon shipment from Patterson's warehouses. Revenue arising from inventory in Patterson's possession is recorded in deferred revenue. The Company records warranty renewal revenue over the warranty renewal period (generally one year). The unamortized portion of warranty revenue is recorded in deferred revenue.

Accounts receivable

      The Company primarily sells on open credit terms to Patterson and to the US Government, and to hospitals and universities based upon signed purchase orders. The Company's international sales are generally prepaid, guaranteed by irrevocable letter of credit or underwritten by credit insurance. In a limited number of cases, international dealers are granted limited open credit terms. Warranty shipments are prepaid. Revenue from customers is subject to agreements allowing limited rights of return. Accordingly, the Company reduces revenue recognized for estimated future returns. The estimate of future returns is adjusted periodically based upon historical rates of return.

Inventories

      Inventories are stated at the lower of cost or market. The cost of inventories is determined principally on the standard cost method for manufactured goods and on the average cost method for other inventories, each of which approximates actual cost on the first-in, first-out ("FIFO") method. The Company establishes reserves for inventory estimated to be obsolete, unmarketable or slow moving inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated or if changes in technology affect the Company's products, additional inventory reserves may be required.

Goodwill and other long-lived assets

      Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and other Intangible Assets". This statement requires that the amortization of goodwill be discontinued and instead an annual impairment approach be applied. The impairment tests were performed upon adoption and are performed annually thereafter (or more often if adverse events occur) and will be based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset's carrying value over the recalculated goodwill. Impairment tests performed in August 2002 and March 2003 indicate that goodwill is not impaired.

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

Income taxes

      Income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income liabilities and assets are determined based on the difference between financial statements and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established for deferred tax assets for which it is not more likely than not that the deferred tax asset will be realized. At March 31, 2003 the deferred tax asset ($16.9 million) has a partial reserve of $11.1 million, reflecting a reduction in the valuation allowance of $5.8 million during the year ended March 31, 2003. In assessing the valuation allowance, the Company has considered future taxable income and ongoing tax planning strategies and has determined that it is more likely than not that $5.8 million of the deferred tax asset will be realized. Changes in these circumstances, such as a decline in future taxable income, may result in the continuation of a full valuation allowance being required. Continued future income results may provide for additional reversals of the valuation allowance. During fiscal 2003, the Company's utilization of its net operating losses resulted in a reduction of current taxes in the amount of $2.9 million.

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

Stock-based compensation

      Stock based compensation is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Company's option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company determines the fair value of options issued based on the Black-Scholes model. The Black-Scholes model is based on certain assumptions including the expected life of the option, risk free interest rates, expected volatility and expected dividend yield.

Litigation and contingencies

      The Company and its subsidiary are from time to time parties to lawsuits and regulatory administrative proceedings arising out of their respective operations. The Company records liabilities when a loss is probable and can be reasonably estimated. The Company believes it has estimated appropriately in the past; however court decisions could cause liabilities to be incurred in excess of estimates.

Contractual Obligations and Commercial Commitments

      The following table summarizes contractual obligations and commercial commitments at March 31, 2003:

 =============================================================================
                                        PAYMENTS DUE BY PERIOD
                      --------------------------------------------------------
                                      Less
 CONTRACTUAL                        than 1         1-3         4-5     After 5
 OBLIGATIONS             Total        year       years       years       years
 -----------------------------------------------------------------------------

 Long-Term Debt      $   1,503   $   1,503   $      --   $      --   $      --
 -----------------------------------------------------------------------------
 Operating leases        2,122         467         992         663          --
 -----------------------------------------------------------------------------
 Employment
 agreements                970         648         322          --          --
 -----------------------------------------------------------------------------
 Total Contractual
 Cash Obligations    $   4,595   $   2,618   $   1,314   $     663   $      --
 =============================================================================

Results Of Operations

      The following table sets forth, for the fiscal years indicated, certain items from the Statement of Operations expressed as a percentage of net revenues:

                                                    Year ended March 31,
                                                --------------------------
                                                  2003      2002      2001
                                                  ----      ----      ----
        Revenue, net                            100.0%    100.0%    100.0%
                                                ------    ------    ------

        Cost of sales                            31.4%     35.0%     45.8%
        Excess and obsolete inventory             0.9%      1.2%      2.7%
                                                ------    ------    ------
        Total cost of sales                      32.3%     36.2%     48.5%
                                                ------    ------    ------

        Gross profit                             67.7%     63.8%     51.5%

        Operating expenses:
                   Selling and marketing         19.8%     21.7%     25.0%
                   General and administrative    16.9%     17.0%     19.6%
                   Research and development       8.7%      8.9%     10.4%
                   Bad debt recovery               --      -0.4%     -2.1%
                   Abandonment of leasehold        --       0.5%      1.3%
                                                ------    ------    ------
                   Total operating costs         45.4%     47.7%     54.2%
                                                ------    ------    ------

        Operating income                         22.3%     16.1%     -2.7%
                                                ======    ======    ======

Fiscal Year Ended March 31, 2003 as Compared to Fiscal Year Ended March 31, 2002

      Net revenues increased $5.4 million (22.2%) to $29.8 million in fiscal 2003 from $24.4 million in fiscal 2002. The revenue increase was due to higher sales of CDR(R) dental radiography products principally through expansion of sales through its exclusive domestic distributor, Patterson Dental Company ("Patterson"). Domestic revenues increased $5.3 million (29.0%) to $23.6 million (79.3% of net revenue) from $18.3 million (75.0% of net revenue) in fiscal 2002. International sales increased $0.1 million (0.2%) to $6.2 million (20.7% of net revenue) from $6.1 million (25.0% of net revenue) in fiscal 2002.

      CDR(R) product sales increased $5.9 million (31.6%) to $24.4 million (81.9% of total revenue) during fiscal 2003 from $18.5 million (75.8% of total revenue) during fiscal 2002. AccuDEXA(R) product sales decreased $0.2 million (25.0%) to $0.6 million (2.0% of total revenue) during fiscal 2003 from $0.8 million (3.3% of total revenue) during fiscal 2002. Warranty revenues decreased $0.2 million (4.0%) to $4.8 million (16.1% of total revenue) during fiscal 2003 from $5.0 million (20.5% of total revenue) during fiscal 2002.

      Patterson revenue amounted to 51.7% and 40.3% of total revenue in fiscal 2003 and 2002, respectively. No other individual customer exceeded 10% of total revenue. Overall sales returns remained at 0.2% of revenue in fiscal 2003 and 2002.

      Total cost of sales for fiscal 2003 increased $0.8 million (9.0%) to $9.6 million (32.3% of net revenue) from $8.8 million (36.2% of net revenue) in fiscal 2002. The decline in relative cost of sales is due to improved operating efficiency as the Company reduced overhead as a result of the consolidation of its facilities into a single location during the first quarter of fiscal 2002 and a shift in product sales mix. Additionally, product improvements resulted in reduced expense in support of its warranty program. The Company's provision for excess and obsolete inventory decreased to 0.9% of net revenue in fiscal 2003 from 1.2% in fiscal 2002.

      Selling and marketing expense for fiscal 2003 increased $0.6 million (11.7%) to $5.9 million (19.8% of net revenue) from $5.3 million (21.7% of net revenue) in fiscal 2002. Increased sales and sales activities resulted in higher payroll, commissions and related travel expenses.

      General and administrative expense for fiscal 2003 increased $0.9 million (21.5%) to $5.0 million (16.9% of revenue) from $4.1 million (17.0% of revenue) in fiscal 2002. Increases are principally the result of higher payroll, travel and insurance expenses.

      Research and development expense in fiscal 2003 increased $0.4 million (19.4%) to $2.6 million (8.7% of revenue) from $2.2 million (8.9% of revenue) in fiscal 2002. The increase is the result of higher payroll and research materials expenses.

      Interest expense in fiscal 2003 decreased $0.7 million (68.2%) to $0.3 million from $1.0 million in fiscal 2002 due to the Company's July 2001 prepayment of $1 million it had borrowed from Greystone. The prepayment resulted in the write off of $0.4 million of deferred interest expense in fiscal 2002.

      During fiscal 2003, the Company reduced its deferred tax valuation allowance by $5.8 million resulting in an income tax benefit of $5.5 million, net of alternative minimum income taxes ("AMT") of $0.3 million. The Company reduced the valuation allowance because it believes it is more likely than not that a portion of the net operating loss carryforward will be realized. The Company continues to reserve approximately $11.1 million of deferred income taxes. During fiscal 2003, the Company's utilization of its net operating losses resulted in a reduction of current taxes in the amount of $2.9 million.

      As a result of all of the foregoing items, the Company's net income in fiscal 2003 increased $8.7 million (283%) to $11.8 million from $3.1 million in fiscal 2002.

Fiscal Year Ended March 31, 2002 as Compared to Fiscal Year Ended March 31, 2001

      Net revenues increased $3.1 million (14.8%) to $24.4 million in fiscal 2002 from $21.3 million in fiscal 2001. The revenue increase was due to higher sales of both the CDR(R) dental radiography product and the accuDEXA(R) bone mineral density assessment device. Domestic revenues increased $5.1 million (38.8%) to $18.3 million (74.9% of net revenue) from $13.2 million (61.2% of net revenue) in fiscal 2001. International sales declined $2.0 million (24.2%) to $6.1 million (25.1% of net revenue) from $8.1 million (38.8% of net revenue in fiscal 2001.

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

      Bad debt recoveries declined $0.4 million to $0.1 million from $0.5 million in fiscal 2001. Recoveries related to receipt of prior fiscal year reserved receivables declining during fiscal 2002.

      Interest expense increased $0.1 million in fiscal 2002 due to the Company's July 2001 prepayment in full of $1 million it had borrowed from Greystone Funding Corporation. The prepayment resulted in the write off of $0.4 million of deferred interest expense. This increase was offset by a decline in the level of borrowing and the prime interest rate during fiscal 2002.

Liquidity and Capital Resources

      At March 31, 2003, the Company had $7.8 million in cash, cash equivalents and short-term investments and working capital of $9.2 million compared to $2.1 million in cash, cash equivalents and short-term investments and $1.1 million in working capital at March 31, 2002. The increase in working capital is primarily attributable to operating profit during fiscal 2003.

      During fiscal 2003, cash provided by operations was $8.3 million compared to $3.5 million provided by operations during fiscal 2002. Accounts receivable increased to $3.0 million at March 31, 2003 compared to $2.8 million at March 31, 2002 due to increased sales activity. The allowance for doubtful accounts decreased $675 to $42 at March 31, 2003 from $717 at March 31, 2002 due to the write off of previously reserved accounts receivable, which are deemed uncollectible. The amount due from Patterson included in accounts receivable ($1.8 million at March 31, 2003) were collected subsequent to year end. Inventories increased to $3.0 million at March 31, 2003 compared to $2.8 million at March 31, 2002 due to the Company's introduction of the CDR(R) wireless product during the month of March 2003. The Company's capital expenditures decreased to $0.5 million in fiscal 2003 from $0.8 million in fiscal 2002. Fiscal 2003 capital expenditures primarily consisted of tooling costs and computer upgrades. Fiscal 2002 capital expenditures were primarily related to the Company's consolidation into a portion of its premises during the first quarter.

      During the fiscal years ended March 31, 2003 and 2002 the Company made principal payments on long-term debt of $2.4 million and $3.4 million, respectively. At March 31, 2003, $1.5 million in notes payable to Greystone were outstanding, which are secured by first priority liens on substantially all of the Company's assets. The Notes are expected to be paid in full during fiscal 2004.

      The Company prepaid to Greystone $396 of outstanding principal during the first quarter of fiscal 2004. Such payment constituted full satisfaction of the Company's obligations to Greystone for the period through March 31, 2003, pursuant to an Amendment and Waiver Agreement between the Company and Greystone entered into in March 2003. As of June 3, 2003, the outstanding principal balance of the Greystone notes is $889.

      Based upon the Company's present operating conditions, management anticipates that it will be able to meet its financing requirements on a continuing basis. The ability of the Company to meet its cash requirements is dependent, in part, on the Company's ability to maintain adequate sales and profit levels, to satisfy warranty obligations without incurring expenses substantially in excess of related warranty revenue and to collect its accounts receivable on a timely basis. Expenses relating to the legal proceedings described in Item 3, to the extent not covered by insurance, could affect the Company's cash position. Management believes that its existing capital resources and other potential sources of credit are adequate to meet its current cash requirements. However, if the Company's cash needs are greater than anticipated the Company may be required to seek additional or alternative financing sources and could consider the reduction of certain discretionary expenses and the sale of certain assets. There can be no assurance that such financing will be available or available on terms acceptable to the Company

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The notes payable to Greystone bear an annual interest rate based on the prime rate plus 2.5%, provided, however, that if any payments thereunder are past due for more than 60 days, interest will thereafter accrue at the prime rate plus 5.5%. Because the interest rate is variable, the Company's cash flow may be adversely affected by increases in interest rates. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company's interest expense or available cash.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is included as a separate section of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DATA

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The Directors of the Company are as follows:

Euval Barrekette, Ph.D.      Age 72, has served as a Director of the Company
                             since April 1992. Dr. Barrekette's current term on the Board expires at the Company's Annual Meeting of Stockholders in 2005. Dr. Barrekette is a licensed Professional Engineer in New York State.
                             Since 1986 Dr. Barrekette has been a consulting engineer and physicist. From 1984 to 1986 Dr.
                             Barrekette was Group Director of Optical
                             Technologies of the IBM Large Systems Group. From
                             1960 to 1984 Dr. Barrekette was employed at IBM's
                             T.J. Watson Research Center in various capacities, including Assistant Director of Applied Research,
                             Assistant Director of Computer Science, Manager of
                             Input/Output Technologies and Manager of Optics and
                             Electrooptics. Dr. Barrekette holds an A.B. degree from Columbia College, a B.S. degree from Columbia
                             University School of Engineering, an M.S. degree from its Institute of Flight Structures and a Ph.D.
                             from the Columbia University Graduate Faculties.
                             Dr. Barrekette is a fellow of the American Society of Civil Engineers, a Senior Member of the Institute of Electronic & Electrical Engineers, and a member of The National Society of Professional
                             Engineers, The New York State Society of
                             Professional Engineers, The Optical Society of
                             America and The New York Academy of Science. Dr.
                             Barrekette is the uncle of David B. Schick and the brother-in-law of Dr. Allen Schick.

Jonathan Blank, Esq.         Age 58, has served as a Director of the Company and
                             as a member of the Audit Committee of the Board of Directors since April 2000. Mr. Blank's current term on the Board expires at the Company's Annual
                             Meeting of Stockholders in 2005. Since 1979, Mr.
                             Blank has been a member of the law firm of Preston
                             Gates Ellis & Rouvelas Meeds LLP and a managing partner of the firm since 1995

William Hood                 Age 79, has served as a Director of the Company and
                             as Chairman of the Audit Committee of the Board of Directors since February 2002. Mr. Hood's current term on the Board expires at the Company's Annual
                             Meeting of Stockholders in 2004. From 1972 to 1980,
                             Mr. Hood was President and Chief Executive Officer of Hunt-Wesson Foods, Inc. From 1981 to 1983, he served as Dean of the Chapman University School of Business and Management. From 1983 to 1988, Mr.
                             Hood was Senior Vice-President of American Bakeries
                             Company. From 1989 to 1996, he served as a consultant to Harlyn Products, Inc. and as a member of its Board of Directors. Mr. Hood is a Trustee of Chapman University.

Uri Landesman                Age 41, has served as a Director of the Company
                             since January 2003 and from April 1992 to June
                             1997. Mr. Landesman's current term on the Board expires at the Company's Annual Shareholders
                             Meeting in 2003. Since February 2003, Mr. Landesman has been a Senior Portfolio Manager at Federated
                             Global Investment Management Corp. From July 2001 to January 2003, Mr. Landesman was a Principal and
                             Portfolio Manager at Arlington Capital Management.
                             From April 1999 to June 2001, he was a Principal and Chief Investment Officer at Aaron Fleck &
                             Associates, LLC/A.F.A. Management Partners, L.P.
                             From June 1993 to March 1999, Mr. Landesman was employed at J.P. Morgan Investment Management, as
                             Vice-President and Lead Portfolio Manager from
                             February 1997 to March 1999, and as Vice-President and Senior Analyst from June 1993 to January 1997.
                             He holds a B.A. degree from Yeshiva University.

Curtis M. Rocca III          Age 40, has served as a Director of the Company and
                             as a member of the Audit Committee of the Board of Directors since May 2002. Mr. Rocca's current term on the Board expires at the Company's Annual
                             Meeting of Stockholders in 2004. Since 2000, Mr.
                             Rocca has been the Chief Executive Officer of Douglas, Curtis & Allyn, LLC. From 1998 to 2000, he served as Chief Executive Officer of Dental

                             Partners, Inc. From 1990 to 1998, Mr. Rocca was Chairman and Chief Executive Officer of Bio-Dental Technologies Corp.

Allen Schick, Ph.D.          Age 68, has served as a Director of the Company
                             since April 1992. Dr. Schick's current term on the Board expires at the Company's Annual Meeting of Stockholders in 2003. Since 1981, Dr. Schick has been a professor at the University of Maryland and, in 2000, was elected "Distinguished University
                             Professor", a title reserved for fewer than 2% of the faculty. Since 1988, Dr. Schick has been a Visiting Fellow at the Brookings Institution. Dr.
                             Schick holds a Ph.D. degree from Yale University.
                             Dr. Schick is David B. Schick's father and the brother-in-law of Dr. Barrekette.

David B. Schick              Age 42, is a founder of the Company and, since its
                             inception in April 1992, has served as the Company's Chief Executive Officer and Chairman of the Board of Directors. From the Company's inception to December 1999, Mr. Schick also served as the Company's President. Mr. Schick's current term on the Board expires at the Company's Annual
                             Meeting of Stockholders in 2003. From September
                             1991 to April 1992, Mr. Schick was employed by
                             Philips N.V. Laboratories, where he served as a consulting engineer designing high-definition television equipment. From February 1987 to August
                             1991, Mr. Schick was employed as a senior engineer at Cox and Company, an engineering firm in New York
                             City. From January 1985 to January 1987, Mr. Schick was employed as an electrical engineer at Grumman
                             Aerospace Co. Mr. Schick holds a B.S. degree in electrical engineering from the University of Pennsylvania's Moore School of Engineering. Mr.
                             Schick is the son of Dr. Allen Schick and the nephew of Dr. Barrekette.

Jeffrey T. Slovin            Age 38, has served as the Company's President and
                             Chief Operating Officer since November 2001. He has served as a Director of the Company since December
                             1999. From December 1999 to November 2001, Mr.
                             Slovin served as the Company's President. Mr.
                             Slovin's current term on the Board expires at the Company's Annual Meeting of Stockholders in 2004.
                             Since November 2002, Mr. Slovin has been a member of the Board of Directors of Electronic Global
                             Holdings Ltd. From 1999 to November 2001, Mr.
                             Slovin was a Managing Director of Greystone & Co.,
                             Inc. From 1996 to 1999, Mr. Slovin served in various executive capacities at Sommerset
                             Investment Capital LLC, including Managing
                             Director, and as President of Sommerset Realty
                             Investment Corp. During 1995, Mr. Slovin was a
                             Manager at Fidelity Investments Co. From 1991 to
                             1994, Mr. Slovin was Chief Financial Officer of
                             Sports Lab USA Corp. and, from 1993 to 1994, was also President of Sports and Entertainment Inc.
                             From 1987 to 1991, Mr. Slovin was an associate at Bear Stearns & Co., Inc., specializing in mergers and acquisitions and corporate finance. Mr. Slovin holds an MBA degree from Harvard Business School.

(b) The following table shows the names and ages of all executive officers of the Company, the positions and offices held by such persons and the period during which each such person served as an officer. The term of office of each person is generally not fixed since each person serves at the discretion of the Board of Directors of the Company.

                                                                                      Officer
     Name                                   Age     Position                           Since
     ----                                   ---     --------                          -------
     David B. Schick...................     42   Chairman of the Board and Chief
                                                 Executive Officer                      1992

     Jeffrey T. Slovin.................     38   President, Chief Operating Officer
                                                   and Director                         1999

     Michael Stone.....................     50   Executive Vice-President of
                                                   Sales & Marketing                    2000

     Stan Mandelkern...................     43   Vice President of Engineering          1999

     Ari Neugroschl....................     32   Vice President of Management
                                                 Information Systems                    2000

     Zvi N. Raskin.....................     40   Secretary and General Counsel          1992

     Will Autz.........................     49   Vice President of Manufacturing        2003

     Ronald Rosner.....................     56   Director of Finance and
                                                 Administration                         2000

      The business experience of each of the executive officers who is not a Director is set forth below.

      MICHAEL STONE has served as the Company's Executive Vice President of Sales and Marketing since September 2000 and as the Company's Vice President of Sales and Marketing from January 2000 to September 2000. From September 1993 to January 2000, Mr. Stone was General Manager of the Dental Division of Welch-Allyn Company, and from October 1989 to September 1993 was Director of Marketing for Welch-Allyn. Mr. Stone holds an MBA degree from the University of Rochester.

      STAN MANDELKERN has served as the Company's Vice President of Engineering since November 1999. From 1998 to 1999, Mr. Mandelkern was the Company's Director of Electrical Engineering, and was a Senior Electrical Engineer at the Company from 1997 to 1998. From 1996 to 1997, Mr. Mandelkern was at Satellite Transmission Systems as Project Leader for the Digital Video Products Group. From 1989 to 1996, Mr. Mandelkern held various design and management positions at Loral Corp. Mr. Mandelkern holds a M.S. Degree in electrical engineering from Syracuse University.

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

      WILL AUTZ has served as the Company's Vice President of Manufacturing since January 2003. From January 2000 to December 2002, Mr. Autz was the Company's Director of Manufacturing. From 1996 to 1999, Mr. Autz was the Manager of Manufacturing Engineering at Trident International Inc., a division of Illinois Tools Work Inc. From 1991 to 1996, Mr. Autz was the Director of Manufacturing & Manufacturing Engineering at General Signal Networks, a division of General Signal Inc. Mr. Autz holds a BS in Electromechanical Technology from the New York Institute of Technology and is a member of the American Society of Manufacturing Engineers.

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

(c)   Not applicable.

(d)   Family Relationships

      See Item 10(a).

(e)   Business Experience

      See Items 10(a) and 10(b).

(f)   Involvement in Certain Legal Proceedings

      There are no legal proceedings involving any of Company's Directors or Officers which are reportable hereunder.

Audit Committee Financial Experts

      The Company's Board of Directors has determined that two members of the Audit Committee, Mr. Hood and Mr. Rocca, are "independent directors" and "audit committee financial experts," as those terms are defined by the Securities and Exchange Commission.

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

      Based solely on a review of the copies of such reports furnished to the Company and written representations from executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors and greater than 10% beneficial owners were complied with, except for the following: a Form 3 was filed on May 13, 2003 for Mr. Autz who became Vice President of Manufacturing on April 9, 2003. A Form 4 was filed on February 5, 2003 for Mr. Landesman who was issued stock options on January 29, 2003 by the Board of Directors, pursuant to the 1997 Directors Stock Option Plan. Eight Forms 4 were filed on November 29, 2002 for the issuance of employee stock options on November 18, 2002 by the Board of Directors to the following executive officers, pursuant to the 1996 Employee Stock Option Plan:
Messrs. Mandelkern, Neugroschl, Raskin, Rogers, Rosner, Schick, Slovin and
Stone.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth certain information concerning compensation received for the fiscal years ended March 31, 2003, 2002 and 2001 by the Company's chief executive officer and each of the four most highly compensated executive officers of the Company whose total salary and other compensation exceeded $100,000 (the "Named Executives") for services rendered in all capacities (including service as a director of the Company) during the year ended March 31, 2003.

Summary Compensation Table

                                                                                       Long-Term
                                               Annual                                 Compensation
                                               ------
                                            Compensation
                                            ------------
                                                                                         Awards
                                                                                         ------
                                                                            Other
                                                                            Annual       Securities    All Other
      Name and Principal            Fiscal                                 Compensa-     Underlying    Compensa-
           Position                  Year      Salary($)     Bonus($)       tion(1)      Options(2)    tion($)(3)
           --------                  ----      ---------     --------       -------      ----------    ----------
-----------------------------------------------------------------------------------------------------------------
David B. Schick                      2003      $246,540      $ 90,463            --         8,572      $  6,708
Chairman of the Board and
Chief Executive Officer              2002       225,246        50,000            --       160,709         4,362

                                     2001       200,000        16,308            --            --         4,468
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Jeffrey T. Slovin                    2003       246,646        90,463            --         8,502         6,710
President and Chief
Operating Officer                    2002        89,430        57,263            --       150,000         1,846
                                     (4)
-----------------------------------------------------------------------------------------------------------------
Michael Stone                        2003       212,487        45,232            --         7,439         5,894
Executive Vice President of
Sales and Marketing
                                     2002       193,577        48,154            --       135,207         4,491

                                     2001       175,000            --            --            --         2,861
-----------------------------------------------------------------------------------------------------------------
Zvi N. Raskin, Esq                   2003       222,690        28,025            --         7,793         5,078
General Counsel and
Secretary                            2002       204,154        20,000            --        36,018         4,527

                                     2001       200,001        20,000            --            --         4,038

-----------------------------------------------------------------------------------------------------------------
Stan Mandelkern                      2003       163,241         5,952            --         7,240         4,081
Vice President of
Engineering                          2002       154,615            --            --        30,108         3,865

                                     2001       121,878            --            --            --         3,048

(1) Does not include other compensation if the aggregate amount thereof does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the named officer.

(2) Represents options to purchase shares of Common Stock granted during fiscal 2003, 2002, and 2001 pursuant to the Company's 1996 Employee Stock Option Plan.

(3) Reflects amounts contributed by the Company in the form of matching contributions to the Named Executive's Savings Plan account during fiscal 2003, 2002 and 2001.

(4) Prior to November 1, 2001, Greystone paid Mr. Slovin for his service as the Company's President. The Company reimbursed Greystone in the amount of $17,000 per month pursuant to a Termination Agreement between the Company and Greystone entered into on July 12, 2001 and made effective as of March 31, 2001. Such amounts are not included in the table above.

Employment Agreements and Termination of Employment Arrangement

      In January 2002, the Company entered into two-year employment agreement with Michael Stone, pursuant to which Mr. Stone is employed as the Company's Executive Vice President of Sales and Marketing. Mr. Stone's annual base salary is $210,000. In addition to base salary, Mr. Stone is eligible to receive annual merit and/or cost-of-living increases as may be determined by the Executive Compensation Committee of the Board of Directors. Pursuant to the terms of the employment agreement, Mr. Stone also received a performance bonus equal to 0.5% of the Company's earnings before income taxes, depreciation and amortization for the 2003 fiscal year. In addition, Mr. Stone received 75,000 employee stock options which vest as follows: 12,500 options upon grant, an additional 25,000 options on January 14, 2003, an additional 25,000 options on January 14, 2004, and the final 12,500 options on January 14, 2005. In the event that Mr. Stone is terminated from employment with the Company without cause, he would receive 6 months of severance pay, a pro-rated performance bonus and immediate vesting of all unvested Company stock options. Additionally, all unvested Company stock options held by Mr. Stone will immediately vest in the event that the Company has a change in control or is acquired by another entity.

      In December 2001, the Company entered into a three-year employment agreement with David Schick, replacing the previous employment agreement between the Company and Mr. Schick, entered into in February 2000. Pursuant thereto, Mr. Schick is employed as Chief Executive Officer of the Company. The term of the agreement is renewable thereafter on a year-to-year basis unless either party gives 60-days written notice of termination before the end of the then-current term. Mr. Schick's initial base annual salary under the Agreement is $242,000. In addition to base salary, Mr. Schick is eligible to receive annual merit or cost-of-living increases as may be determined by the Executive Compensation Committee of the Board of Directors. Mr. Schick will also receive an increase in base salary as well as incentive compensation in the form of a bonus based on the Company's EBITDA. Such incentive compensation is capped at $100,000 per fiscal year. Pursuant to the Agreement, as amended by a letter agreement dated March 4, 2002, Mr. Schick also received 150,000 employee stock options which vest as follows: 50,000 options on December 20,2002, an additional 50,000 options on December 20, 2003, and the final 50,000 options on December 20, 2004. Additionally, all Company stock options held by, or to be issued to, Mr. Schick will immediately be granted and vest in the event that the Company has a change in control or is acquired by another company or entity. In the event that Mr. Schick is terminated from employment with the Company without cause, he would receive severance pay for two years or the remainder of the term of the Agreement, whichever time period is shorter. Under certain circumstances, where the Company effects a change in Mr. Schick's title or diminishes, in any significant manner, his duties or responsibilities of employment, Mr. Schick may unilaterally resign from employment. In this instance, he would act as a consultant to the Company for a period of one year following his resignation and receive severance pay for one year.

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

      In February 2000, the Company entered into a three-year employment agreement with Zvi Raskin, effective January 1, 2000, pursuant to which Mr. Raskin was employed as General Counsel of the Company until January 2003. Under the expired employment agreement, Mr. Raskin's base annual salary was $220,000. In addition to base salary, Mr. Raskin received a bonus of $20,000 per calendar year and was eligible to receive additional performance bonuses at the sole discretion of the Executive Compensation Committee of the Board of Directors. Mr. Raskin was also awarded 75,000 shares of the Company's Common Stock, subject to a risk of forfeiture which expired as to 25,000 shares on each of December 31, 2000, 2001 and 2002. Upon the sale of any such vested shares, Mr. Raskin is required to pay the Company the sum of $1.32 per share sold within 30 days following such sale. In the event that Mr. Raskin was terminated from employment with the Company without cause, he would have received 12 months of severance pay. Since January 2003, Mr. Raskin has been serving as an at-will employee of the Company.

Compensation of Directors

      Directors who are also paid-employees of the Company are not separately compensated for any services they provide as directors. In fiscal 2003, each director of the Company who is not a paid-employee received $1,000 for each meeting of the Board of Directors attended in person and $1,000 for each committee meeting attended in person. The Company was permitted to, but did not, pay such fees in Common Stock. In addition, directors who are not paid-employees of the Company are eligible to receive annual grants of stock options under the Company's Directors Stock Option Plan. No fees are paid for meetings attended telephonically.

Compensation Committee Interlocks and Insider Participation

      The Executive Compensation Committee reviews and makes recommendations regarding the compensation for top management and key employees of the Company, including salaries and bonuses. The members of the Executive Compensation Committee during the fiscal year ended March 31, 2003 were Euval Barrekette, Jonathan Blank, William K. Hood, Curtis M. Rocca and Allen Schick. None of such persons is an officer or employee, or former officer or employee, of the Company or any of its subsidiaries. Allen Schick is David Schick's father. No interlocking relationship existed during the fiscal year ended March 31, 2003, between the members of the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor had any such interlocking relationship existed in the past.

Stock Option Grants

      The following table sets forth information regarding grants of options to purchase Common Stock made by the Company during the year ended March 31, 2003 to each of the Named Executives.

                          Option Grants in Fiscal 2003

                              Individual Grants
                        Number of        Percent of
                        Securities     Total Options
                        Underlying       Granted to      Exercise
                         Options         Employees in      Price    Expiration    Grant Date
 Name                   Granted(1)     Fiscal 2003(2)    ($/Share)     Date       Value (3)
 ----                   ----------   -----------------   ---------     ----     -----------
 David B. Schick          8,572             3.2%           $3.03     11/18/07      $13,972
 Jeffrey T. Slovin        8,502             3.2%           $2.75     11/18/12      $14,283
 Michael Stone            7,439             2.8%           $2.75     11/18/12      $12,498
 Stan Mandelkern          7,240             2.7%           $2.75     11/12/12      $12.163
 Zvi N. Raskin            7,793             2.9%           $2.75     11/18/12      $13,092

(1) All the options listed in the above table have the following vesting schedule: 25% shall vest on November 18, 2003, 25% shall vest on November 18, 2004, 25% shall vest on November 18, 2005 and the final 25% shall vest on November 18, 2006.

(2) The Company granted employees options to purchase a total of 265,000 shares of Common Stock in fiscal 2003.

(3) The Company uses the Black-Scholes valuation model to determine the grant date value. Assumptions used to calculate the grant date value include:

                 Volatility                                    82%
                 Risk-free interest rate                     3.03%
                 Dividend yield                               None
                 Time of exercise                          4 years

Option Exercises and Year-End Value Table

      The following table sets forth information regarding the exercise of stock options during fiscal 2003 and the number and value of unexercised options held at March 31, 2003 by each Named Executive.

      Aggregated Option Exercises in Fiscal 2003 and Fiscal 2003 Year-End Option Values


                                                                   Number of
                                                                  Securities                Value of
                                                                  Underlying               Unexercised
                                                                  Unexercised            "In-the-Money"
                                                                  Options at               Options at
                                Shares                          March 31, 2003           March 31, 2003
                           Acquired on             Value         Exercisable/             Exercisable/
   Name                    Exercise(#)      Realized ($)         Unexercisable          Unexercisable(1)
   ----                    -----------      ------------         -------------          ----------------
   David B. Schick                  --                --        114,283/64,998          $271,091/127,357
   Jeffrey T. Slovin                --                --        80,000/108,502         $282,400/316,008(2)
   Michael Stone                    --                --         85,332/82,314          $276,672/258,209
   Stan Mandelkern                  --                --         48,151/27,877           $132,168/84,540
   Zvi N. Raskin                    --                --         30,006/26,904           $35,646/75,765

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $4.28 per share, the closing price per share on March 31, 2003, and the exercise price of the option, multiplied by the applicable number of options.

(2) This chart does not include warrants issued to Mr. Slovin as designee of Greystone. Such warrants are discussed in Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of June 3, 2003 by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director, (iii) each Named Executive of the Company and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock owned by them.

                                                    Number of Shares       Percentage of
          Name                                 Beneficially Owned(1)  Outstanding Shares
          ----                                 ---------------------  ------------------
          David B. Schick(2)                            2,247,583(3)               21.9%
          Jeffrey T. Slovin(2)                           927,500(11)                8.3%
          Michael Stone(2)                                162,632(4)                1.6%
          Stan Mandelkern(2)                               64,251(5)                   *
          Zvi N. Raskin(2)                                 94,406(6)                   *
          Euval S. Barrekette(7)                          178,240(8)                1.7%
          Allen Schick(9)                                653,824(10)                6.4%
          William K. Hood (12)                            60,250(13)                   *
          Jonathan Blank(14)                             190,575(15)                1.8%
          Curtis M. Rocca(19)                             32,000(20)                   *
          Uri Landesman(21)                              104,600(22)                1.0%
          Greystone Funding Corp.(16)                  4,802,500(17)               32.0%
          All current executive Officers
           and Directors as a group(18)                    4,779,482               43.8%

*     Less than 1%

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of June 3, 2003 are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options or warrants but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(2) Such person's business address is c/o Schick Technologies, Inc., 30-00 47th Avenue, Long Island City, New York 11101.

(3) Consists of 2,183,300 shares held jointly by Mr. Schick and his wife; 4283 shares issuable upon the exercise of stock options granted to Mr. Schick in October 2001; 50,000 shares issuable upon the exercise of stock options granted to Mr. Schick in December 2001 and 10,000 shares issuable upon the exercise of stock options granted to Mr. Schick in October 1998, pursuant to the 1996 Employee Stock Option Plan.

(4) Consists of 71,050 shares held by Mr. Stone; 18,750 shares issuable upon the exercise of stock options granted to Mr. Stone in January 2000; 18,750 shares issuable upon the exercise of stock options granted to Mr. Stone in January 2001; 12,500 shares issuable upon the exercise of stock options granted to Mr. Stone in December 2001; 4,082 shares issuable upon the exercise of stock options granted to Mr. Stone in October 2001 and 37,500 shares issuable upon the exercise of stock options granted to Mr. Stone in January 2002.

(5) Consists of 1,000 shares held by Mr. Mandelkern; 2,000 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in April 1998; 5,000 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in July 1998; 2,560 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in March 1999; 29,120 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in January 2000; 20,880 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in January 2001 and 3,691 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in October 2001.

(6) Consists of 75,000 shares (the "Shares") issued by the Company to Mr. Raskin on February 6, 2000, which were subject to restrictions on their sale or transfer which have expired; (2,343 shares issuable upon the exercise of stock options granted to Mr. Raskin in July 1997; 2006 shares issuable upon the exercise of options granted to Mr. Raskin in April 1998; 5,000 shares issuable upon the exercise of options granted to Mr. Raskin in July 1998; 10,000 shares issuable upon the exercise of options granted to Mr. Raskin in October 1998, 7 shares issuable upon the exercise of options granted to Mr. Raskin in October 2001 and 50 shares issuable upon the exercise of stock options granted to Mr. Raskin in December 2001. With respect to the Shares, Mr. Raskin is required to pay the Company the sum of $1.32 per share sold within 30 days following their sale. The Company recorded a note receivable, which is presented as a reduction of Paid in Capital amounting to $99, relating to the issuance of the Shares. The charge to operations relating to this stock award is not material to the financial statements.

(7)   Such person's address is 90 Riverside Drive, New York, New York 10024.

(8) Consists of 115,740 shares held by Dr. Barrekette; 2,500 shares issuable upon the exercise of stock options granted to Dr. Barrekette in July, 1998; 30,000 shares issuable upon the exercise of stock options granted to Dr. Barrekette in June, 2000, pursuant to the 1997 Directors Stock Option Plan and 30,000 shares issuable upon the exercise of stock options granted to Dr. Barrekette in December 2001, pursuant to the 1997 Directors Stock Option Plan.

(9) Such person's business address is University of Maryland at College Park, School of Public Affairs, Van Munching Hall, College Park, Maryland 20742-182190.

(10) Consists of 546,524 shares held jointly by Dr. Schick and his wife; 44,800 shares held by Dr. Schick as custodian for the minor children of David Schick; 2,500 shares issuable upon the exercise of stock options granted to Dr. Schick in July 1998; 30,000 shares issuable upon the exercise of stock options granted to Dr. Schick in June, 2000, pursuant to the 1997 Directors Stock Option Plan and 30,000 shares issuable upon the exercise of stock options granted to Dr. Schick in December 2001, pursuant to the 1997 Directors Stock Option Plan. Dr. Schick disclaims beneficial ownership of the 44,800 shares held as custodian.

(11) Consists of 847,500 shares issuable upon the exercise of warrants held by Mr. Slovin (which Mr. Slovin received as designee of Greystone); 50,000 shares issuable upon the exercise of stock options granted to Mr. Slovin in November 2001 and 30,000 shares issuable upon the exercise of stock options granted to Mr. Slovin in June 2000, pursuant to the 1997 Directors Stock Option Plan.

(12)  Such person's address is 444 Via Lido Nord, Newport Beach, CA 92663.

(13) Consists of 30,250 shares held by Mr. Hood and 30,000 shares issuable upon the exercise of stock options granted to Mr. Hood in February 2002, pursuant to the 1997 Directors Stock Option Plan.

(14) Such person's business address is c/o Preston Gates Ellis & Rouvelas Meeds LLP, 1735 New York Avenue, N.W., Washington, D.C. 20006.

(15) Consists of 130,575 shares held by Mr. Blank; 30,000 shares issuable upon the exercise of stock options granted to Mr. Blank in June 2000, pursuant to the 1997 Directors Stock Option Plan and 30,000 shares issuable upon the exercise of stock options granted to Mr. Blank in December 2001, pursuant to the 1997 Directors Stock Option Plan.

(16)  Greystone's address is 152 West 57th Street, New York, New York 10019.

(17) Consists of 4,802,500 shares issuable upon the exercise of warrants held by Greystone.

(18) Includes the shares underlying warrants described in Note 11 as well as shares subject to options held by current officers and directors.

(19) Such person's business address is c/o Douglas, Curtis & Allyn, LLC, 2998 Douglas Boulevard, Suite 300, Roseville, CA 95661

(20) Consists of 2,000 shares held by Mr. Rocca and 30,000 shares issuable upon the exercise of stock options granted to Mr. Rocca in July 2002, pursuant to the 1997 Directors Stock Option Plan.

(21)  Such person's address is 25 Lovell Road, New Rochelle, New York, NY 10804.

(22) Consists of 89,600 shares held by Mr. Landesman and 15,000 shares issuable upon the exercise of stock options granted to Mr. Landesman in January 2003, pursuant to the 1997 Directors Stock Option Plan.

      A table containing information, as of March 31, 2003, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance is set forth above. See "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters - Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In connection with the Loan Agreement with Greystone, the Company issued to Greystone 4,250,000 warrants to purchase the Company's Common Stock, and to Jeffrey T. Slovin, as Greystone's designee, 750,000 warrants to purchase the Company's Common Stock. Mr. Slovin is the Company's President and Chief Operating Officer and serves as a Director of the Company.

      On July 5, 2001, the Company repaid all outstanding advances under the Greystone amended Loan Agreement, together with all unpaid accrued interest thereunder, and concurrently terminated said amended Loan Agreement. On July 12, 2001, the Company and Greystone entered into a Termination Agreement, effective as of March 31, 2001, acknowledging the repayment and termination of the Amended Loan Agreement and agreeing that all the Company's obligations thereunder have been fully satisfied. The Company and Greystone further agreed, among other matters, that: (i) five million warrants held by Greystone and its assigns to purchase Common Stock of the Company remain in full force and effect; (ii) the Registration Rights Agreement between Greystone and the Company dated as of December 27, 1999 remains in full force and effect; and (iii) for so long as Jeffrey T. Slovin holds the office of President of the Company, the Company shall reimburse Greystone in the amount of $17 monthly. Effective November 1, 2001, Mr. Slovin joined the Company on a full-time basis and left the employ of Greystone thereby canceling this reimbursement provision of the agreement.

      In addition, DVI Financial Services, Inc. ("DVI") provided the Company with notes payable for $6.6 million, secured by first priority liens on substantially all of the Company's assets. See "Item 7 -- Management's Discussion and Analysis - Liquidity and Capital Resources."

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

      During the first quarter of fiscal 2004, the Company prepaid to Greystone $396 of outstanding principal of the DVI loan. The April 2003 prepayment constituted full satisfaction of the Company's obligations to Greystone for the period through March 31, 2003, pursuant to an Amendment and Waiver Agreement between the Company and Greystone entered into in March 2003. As of June 3, 2003, the outstanding principal balance of that loan is $889, subject to periodic prepayment in accordance with the terms of the loan documents.

      In November 2001, the Company entered into a three-year employment agreement with Jeffrey T. Slovin. Pursuant to the Agreement, Mr. Slovin is employed as President and Chief Operating Officer of the Company. Mr. Slovin's initial base annual salary under the Agreement is $240. In addition to base salary, Mr. Slovin is eligible to receive annual merit or cost-of-living increases as may be determined by the Executive Compensation Committee of the

Board of Directors. Mr. Slovin will also receive an increase in base salary as well as incentive compensation in the form of a bonus based on the Company's EBITDA. Such incentive compensation is capped at $100,000 per fiscal year. Pursuant to the Agreement, Mr. Slovin also received 150,000 employee stock options which vest as follows: 50,000 options on October 31, 2002, an additional 50,000 options on October 31, 2003, and the final 50,000 options on October 31, 2004. Additionally, all Company stock options held by, or issued to, Mr. Slovin will immediately vest in the event that the Company has a change in control or is acquired by another company or entity. In the event that Mr. Slovin is terminated from employment with the Company without cause, he would receive severance pay for two years or the remainder of the term of the Agreement, whichever time period is shorter. Under certain circumstances, where the Company effects a change in Mr. Slovin's title or diminishes, in any significant manner, his duties or responsibilities of employment, Mr. Slovin may unilaterally resign from employment. In this instance, he would act as a consultant to the Company for a period of one year following his resignation and receive severance pay for one year.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

SCHICK TECHNOLOGIES, INC.

   Index to Consolidated Financial Statements                             F-1
   Report of Independent Certified Public Accountants                     F-1
   Consolidated Balance Sheets as of March 31, 2003 and 2002              F-2
   Consolidated Statements of Operations for the years ended
     March 31, 2003, 2002 and 2001                                        F-3
   Consolidated Statements of Changes in Stockholders' Equity
     (Deficiency) for the years ended March 31, 2003, 2002 and 2001       F-4
   Consolidated Statements of Cash Flows for the years ended
     March 31, 2003, 2002 and 2001                                        F-5
   Notes to Consolidated Financial Statements                             F-6
   Schedule II/Valuation and Qualifying Accounts                         F-17

      Report of Independent Certified Public Accountants

To the Board of Directors
and Stockholders of Schick Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Schick Technologies, Inc. and subsidiary (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schick Technologies, Inc. and subsidiary as of March 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 of the consolidated financial statements, effective April 1, 2002, the Company changed its method for accounting for goodwill and intangible assets upon the adoption of Statement of Accounting Standards 142, "Goodwill and Other Intangible Assets".

We have also audited Schedule II - Valuation and Qualifying Accounts of Schick Technologies, Inc. and subsidiary for each of the three years in the period ended March 31, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ GRANT THORNTON LLP
New York, New York

May 9, 2003 except for the third paragraph of Note 13, under the subheading "SEC Investigation and Other", as to which the date is June 11, 2003

Schick Technologies, Inc. and Subsidiary
Consolidated Balance Sheet
(In thousands, except share amounts)

                                                                                   March 31,
                                                                                   ---------
                                                                                2003           2002
                                                                                ----           ----
Assets
Current assets
       Cash and cash equivalents                                            $  7,100       $  1,622
       Short - term investments                                                  712            472
       Accounts receivable, net of allowance for
              doubtful accounts of $42 and $717, respectively                  3,032          2,812
       Inventories                                                             3,039          2,805
       Income taxes receivable                                                    10             13
       Prepayments and other current assets                                      421            427
       Deferred income taxes                                                   2,590             --
                                                                            --------       --------
                      Total current assets                                    16,904          8,151
                                                                            --------       --------
Equipment, net                                                                 2,151          2,939
Goodwill, net                                                                    266            266
Other assets                                                                     349            601
Deferred income taxes                                                          2,940             --
                                                                            --------       --------
                      Total assets                                          $ 22,610       $ 11,957
                                                                            ========       ========

Liabilities and Stockholders' Equity
Current liabilities
       Current maturities of long term debt                                 $  1,503       $  1,815
       Accounts payable and accrued expenses                                   1,468            957
       Accrued salaries and commissions                                        1,080            565
       Income taxes payable                                                        4             --
       Deposits from customers                                                    31             30
       Warranty obligations                                                       56             72
       Deferred revenue                                                        3,605          3,579
                                                                            --------       --------
                      Total current liabilities                                7,747          7,018
                                                                            --------       --------
Long-term debt                                                                    --          2,039
                                                                            --------       --------

                      Total liabilities                                        7,747          9,057
                                                                            --------       --------

Commitments and contingencies                                                     --             --
Stockholders' equity
       Preferred stock ($0.01 par value; 2,500,000
              shares authorized; none issued and outstanding)                     --             --
       Common stock ($0.01 par value; 50,000,000 shares  authorized:
              10,206,425 and 10,138,325 shares issued and outstanding)           102            101
       Additional paid-in capital                                             42,618         42,481
       Accumulated deficit                                                   (27,857)       (39,682)
                                                                            --------       --------
                      Total stockholders' equity                              14,863          2,900
                                                                            --------       --------
                      Total liabilities and stockholders' equity            $ 22,610       $ 11,957
                                                                            ========       ========

---------------
The accompanying notes are an integral part of these financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands, except share amounts)

                                                                   Year ended March 31,
                                                                   --------------------
                                                               2003            2002            2001
                                                               ----            ----            ----
Revenue, net                                           $     29,817    $     24,399    $     21,252
                                                       ------------    ------------    ------------

Cost of sales                                                 9,369           8,540           9,736
Excess and obsolete inventory                                   259             292             570
                                                       ------------    ------------    ------------
Total cost of sales                                           9,628           8,832          10,306
                                                       ------------    ------------    ------------

           Gross profit                                      20,189          15,567          10,946
                                                       ------------    ------------    ------------

Operating expenses:
      Selling and marketing                                   5,911           5,291           5,314
      General and administrative                              5,041           4,148           4,161
      Research and development                                2,598           2,176           2,220
      Bad debt (recovery) expense                                --             (93)           (454)
      Lease termination                                          --             118             275
                                                       ------------    ------------    ------------
           Total operating costs                             13,550          11,640          11,516
                                                       ------------    ------------    ------------

           Income (loss) from operations                      6,639           3,927            (570)
                                                       ------------    ------------    ------------

Other income (expense)
      Other income                                               51             140              --
      Gain on sale of investment                                 45              --              --
      Interest income                                            52              33              60
      Interest expense                                         (322)         (1,012)         (1,128)
                                                       ------------    ------------    ------------
           Total interest and other income (expense)           (174)           (839)         (1,068)
                                                       ------------    ------------    ------------

           Income (loss) before income taxes                  6,465           3,088          (1,638)

           Income tax benefit                                 5,360              --              --
                                                       ------------    ------------    ------------

           Net income (loss)                           $     11,825    $      3,088    ($     1,638)
                                                       ============    ============    ============

           Basic earnings per share                    $       1.17    $       0.30    $      (0.16)
                                                       ============    ============    ============
           Diluted earnings per share                  $       0.78    $       0.26    $      (0.16)
                                                       ============    ============    ============
           Weighted average common shares (basic)        10,148,991      10,137,209      10,135,867
                                                       ============    ============    ============
           Weighted average common shares (diluted)      15,143,999      11,915,351      10,135,867
                                                       ============    ============    ============

--------------
The accompanying notes are an integral part of these financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of  Changes in Stockholders' Equity
(In thousands, except share amounts)

                                                                    (Accumulated
                                    Common Stock        Additional     Deficit)       Total
                                    ------------         Paid -in      Retained   Stockholders'
                                 Shares       Amount      Capital      Earnings       Equity
                                 ------       ------      -------      --------       ------
Balance at March 31, 2000      10,134,340   $      101   $   42,347   $  (41,132)   $    1,316
    Issuance of warrants                                        130                        130
    Issuance of common stock        2,809           --            3                          3
    Net loss                           --           --           --       (1,638)       (1,638)
                               ----------   ----------   ----------   ----------    ----------
Balance at March 31, 2001      10,137,149          101       42,480      (42,770)         (189)
    Issuance of common stock        1,176           --            1                          1
    Net income                         --           --           --        3,088         3,088
                               ----------   ----------   ----------   ----------    ----------
Balance at March 31, 2002      10,138,325          101       42,481      (39,682)        2,900
    Issuance of common stock       68,100            1          137                        138
    Net income                         --           --           --       11,825        11,825
                               ----------   ----------   ----------   ----------    ----------
Balance at March 31, 2003      10,206,425   $      102   $   42,618   $  (27,857)   $   14,863
                               ==========   ==========   ==========   ==========    ==========

--------------
The accompanying notes are an integral part of these financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

                                                                              Year ended
                                                                               March 31
                                                                               --------
                                                                       2003        2002        2001
                                                                       ----        ----        ----
Cash flows from operating activities
     Net income (loss)                                             $ 11,825    $  3,088    $ (1,638)
     Adjustments to reconcile net loss to
        Net cash provide by operating activities
            Deferred tax asset                                       (5,530)         --          --
            Depreciation and amortization                             1,289       1,527       1,935
            Bad debt recovery                                            --         (93)       (454)
            Provision for excess and obsolete inventory                 259         292         570
            Amortization of deferred financing charges                  135         169         189
            Abandonment of leasehold                                     --          --         275
            Gain from sale of investment in Photobit Corporation        (45)         --          --
            Interest accretion                                           --         365          48
            Other                                                       150         (51)         --
            Changes in assets and liabilities:
               Accounts receivable                                     (220)     (1,742)      1,012
               Inventories                                             (493)        723       1,222
               Income taxes receivable                                    3           8         106
               Prepayments and other current assets                    (118)        (99)        (10)
               Other assets                                             (58)        (15)        (19)
               Account payable and accrued expenses                   1,026        (626)     (3,124)
               Income taxes payable                                      79          --          --
               Deposits from customers                                    1        (453)       (183)
               Warranty obligations                                     (16)        (69)       (137)
               Deferred revenue                                          26         447       1,451
                                                                   --------    --------    --------
                      Net cash provided by operating activities       8,313       3,471       1,243
                                                                   --------    --------    --------
Cash flows from investing activities
     Investment in held to maturity investment                         (671)       (417)         --
     Proceeds of held to maturity investment                            431           5          --
     Proceeds of sale of investment                                     169         662          --
     Capital expenditures                                              (476)       (825)       (347)
                                                                   --------    --------    --------
                      Net cash used in investing activities            (547)       (575)       (347)
                                                                   --------    --------    --------
Cash flows from financing activities
     Net proceeds from issuance of common stock                          63           1           3
     Payment of long term debt                                       (2,351)     (3,442)       (161)
                                                                   --------    --------    --------
                      Net cash used in financing activities          (2,288)     (3,441)       (158)
                                                                   --------    --------    --------

Net increase (decrease) in cash and cash equivalents                  5,478        (545)        738
Cash and cash equivalents at beginning of period                      1,622       2,167       1,429
                                                                   --------    --------    --------

Cash and cash equivalents at end of period                         $  7,100    $  1,622    $  2,167
                                                                   ========    ========    ========
Interest paid                                                      $    196    $    955    $    854
                                                                   ========    ========    ========
Income taxes paid                                                  $     91    $     --    $     --
                                                                   ========    ========    ========

--------------
The accompanying notes are an integral part of these financial statements

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

      The Company operates in one reportable segment - digital radiographic imaging systems. The Company's principal products include the CDR (R) computed digital radiography imaging system and the accuDEXA(R) bone densitometer.

      The following is a summary of the Company's revenues from its principal products:

                                            % Of Total Revenue
                                         2003      2002       2001
                                         ----      ----       ----
         CDR(R)                           98%       97%        97%
         AccuDEXA(R)                       2%        3%         3%
                                         ----      ----       ----
                                         100%      100%       100%
                                         ====      ====       ====

      The consolidated financial statements of the Company at March 31, 2003 include the accounts of the Company and its wholly owned subsidiary, Schick New York.

2.    Summary of Significant Accounting Policies

      Basis of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to the allowance for doubtful accounts, allowances for estimated sales returns, estimated costs of initial warranties, and valuation allowance on deferred tax assets. Management has exercised reasonable judgment in deriving these estimates. However, actual results could differ from these estimates. Consequently, an adverse change in conditions could affect the Company's estimates.

      Cash equivalents

      Cash equivalents consist of short-term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost. At March 31, 2003, cash balances in excess of FDIC insurance approximates $6.7 million

      Short-Term Investments

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

      Accounts Receivable

      The Company reports accounts receivable net of reserves for uncollectible accounts. The majority of the Company's accounts receivable (62% and 50%, at March 31, 2003 and 2002, respectively) are due from its exclusive domestic distributor (Patterson). Other accounts receivable are due from international distributors and agencies of the US military. Credit is extended to distributors on varying terms between 30 and 90 days. Most international credit is underwritten by credit insurance. The Company provides an allowance for doubtful accounts based upon analysis of the accounts receivable aging. The Company writes off accounts receivable when they become uncollectible. Subsequently received payments are credited to operations.

      Inventories

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Cost is determined principally on the standard cost method for manufactured goods and on the average cost method for other inventories, each of which approximates actual cost on the first-in, first-out method. The Company establishes reserves for inventory estimated to be obsolete, unmarketable or slow moving inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated or if changes in technology affect the Company's products, additional inventory reserves may be required.

      Equipment

      Equipment is stated at cost. The cost of additions and substantial improvements to equipment is capitalized. The cost of maintenance and repairs of equipment is charged to operating expenses. Depreciation and amortization are provided on the straight-line method over the lesser of the estimated useful lives of the related assets ranging from five to ten years or, where appropriate, the lease term.

      Revenue Recognition

      Revenues from sales of the Company's hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is probable. The Company provides its customers with a 30-day return policy but allows for an additional 15 days, and, accordingly, recognizes allowances for estimated returns by customers pursuant to such policy at the time of shipment. The Company defers revenue from products shipped to its exclusive domestic distributor, Patterson Dental Company ("Patterson"), until Patterson ships such inventory from its distribution centers. Amounts received from customers in advance of product shipment are classified as deposits from customers. Revenues from the sale of extended warranties on the Company's products are recognized on a straight-line basis over the life of the extended warranty, which is generally for a one-year period. Deferred revenues relate to extended warranty fees paid by customers prior to the performance of extended warranty services, and to certain shipments to Patterson described above.

      Advertising Costs

      Advertising costs included in selling and marketing expenses are expensed as incurred and were $568, $492 and $851, for the years ended March 31, 2003, 2002, and 2001, respectively.

      Warranties

      The Company records a liability for an estimate of costs that it expects to incur under its basic limited warranty when product revenue is recognized. Factors affecting the Company's warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The company periodically assesses the adequacy of its warranty liability based on changes in these factors.

      The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally one year). Deferred revenues related to extended warranty were $2.3 million and $2.4 million at March 31, 2003 and 2002, respectively. Services costs are expensed as incurred.

      Research and Development

      Research and development costs consist of expenditures covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses. Research and development costs are expensed as incurred. Software development costs for external use software incurred after the establishment of technological feasibility are capitalized and amortized to cost of revenues on a straight-line basis over the expected useful life of the software. Software development costs incurred prior to the attainment of technological feasibility are considered research and development and are expensed as incurred. Costs of software developed for internal use incurred during the development of the application are capitalized and amortized to operating expense on a straight-line basis over the expected useful life of the software. The Company did not capitalize any software development costs during 2003, 2002 and 2001.

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

      Fair Value of Financial Instruments

      The carrying value of cash and cash equivalents, accounts receivable, accounts payable and debt approximates fairvalue due to the relatively short maturity associated with the Company's cash, accounts receivable and accounts payable and the interest rates associated with its debt.

      Goodwill and Other Intangible Assets

      Goodwill represents the cost of acquired companies in excess of the fair value of the net assets acquired. At the date of acquisition, goodwill is allocated to reporting units based on net assets assigned to that unit. Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which established financial accounting and reporting for acquired goodwill and other intangible assets and superseded Accounting Principles Board Opinion ("APB") No. 17, "Intangible Assets". Under SFAS No. 142 goodwill and indefinite-lived purchased intangible assets are no longer amortized but are reviewed at least annually for impairment. The Company has elected to perform this review annually as of February 28.

      Identifiable intangible assets that have finite lives continue to be amortized over their estimated useful lives. Other intangible assets include costs incurred to secure patents and deferred financing costs, and are included in other assets. Finite-lived purchased intangible assets are amortized principally by the straight-line method over their expected period of benefit. Costs incurred to secure patents and deferred financing costs are amortized by the straight-line method over periods of five years and over the term of the loan, respectively.

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

      Stock-based compensation

      At March 31, 2003, the Company has stock based compensation plans which are described more fully in Note 14. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock based compensation arrangements with employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations". No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation , to stock-based employee compensation.

                                                                       Year ended March 31,
                                                                      2003       2002       2001
                                                                      ----       ----       ----
      Net income (loss), as reported                              $ 11,825   $  3,038   ($ 1,638)
      Deduct: Total stock-based employee compensation
      expense determined under fair value based method for
      all awards,* net of related tax effects                          476        474        590
                                                                  --------   --------   --------
      Pro forma net income                                        $ 11,349   $  2,564    ($2,228)
                                                                  ========   ========   ========
      Earnings per share:
            Basic-as reported                                     $   1.17   $   0.30     ($0.16)
                                                                  ========   ========   ========
            Basic-pro forma                                       $   1.12   $   0.25     ($0.22)
                                                                  ========   ========   ========
            Diluted-as reported                                   $   0.78   $   0.26     ($0.16)
                                                                  ========   ========   ========
            Diluted-pro forma                                     $   0.75   $   0.22     ($0.22)
                                                                  ========   ========   ========

   * All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994, awards for which the fair value was required to be measured under FASB Statement 123.

3.    Recently Issued Accounting Standards

Accounting for Asset Retirement Obligations

      In June 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This statement requires entities to record a liability for estimated retirement and removal costs of assets used in their business. The liability should be recorded at its fair value, with a corresponding asset that should be depreciated over the remaining useful life of the long-lived asset to which the liability relates. Period expense will also be recognized for changes in the original value of the liability as a result of the passage of time and revisions in the undiscounted cash flows required to satisfy the obligation. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. The Company estimates that adoption of SFAS 143 will not have a material effect on future net income, if any.

Accounting for Costs Associated with Exit or Disposal Activities

      In June 2002, the FASB issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires entities to recognize costs associated with exit or disposal plans, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for any exit or disposal activities the Company initiates after December 31, 2002. The Company anticipates that SFAS No. 146 will not have a material effect on its financial statements.

Accounting for Debt Extinguishments

      In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections" (SFAS 145). Among other provisions, SFAS 145 rescinds FASB Statement 4, "Reporting Gains and Losses from Extinguishment of Debt". Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, "Reporting the Results of operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. The Company anticipates that SFAS No. 145 will not have a material effect on its financial statements.

Stock-Based Employee Compensation

      In December 2002, the FASB issued Statement 148, "Accounting for Stock-Based Compensation-Transition and Disclosure; an amendment of FASB Statement 123" (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosures required by SFAS 148 in the accompanying financial statements.

Accounting for Guarantees

      In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002.

      The Company records a liability for an estimate of costs that it expects to incur under its basic limited warranty when product revenue is recognized. Factors affecting the Company's warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally one year). Deferred revenues related to extended warranties were $2.3 million and $2.4 million at March 31, 2003 and 2002, respectively. Services costs are expensed as incurred. The Company anticipates that FIN 45 will not have a material effect on its financial statements.

Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support for other parties or in which equity investors do not have the characteristics of controlling financial interests ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have any investment or other interest in "variable interest entities".

Revenue Recognition

      In November 2002, the Emerging Issues Task Force reached a consensus opinion of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes." The Company is still evaluating the impact of the adoption of EITF 00-21 on its financial statements.

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

      The Company continued to amortize under its current method until March 31, 2002. Thereafter, annual goodwill amortization of $107 is no longer recognized. In August 2002, the Company performed a transitional fair value based impairment test and in March 2003 the performed its annual fair value impairment test. Both tests indicate that the fair value is greater than the recorded value of goodwill. Therefore the Company's goodwill was not impaired during the year ended March 31, 2003. The adjustment of previously reported net income and earnings per share represents the recorded amortization of goodwill. The impact on net income and basic and diluted earnings per share for the years ended March 31, 2002 and 2001 are set forth below:

                                                            Year ended March 31
                                                          2003      2002      2001
                                                          ----      ----      ----
      Reported net income (loss)                       $11,825   $ 3,088   ($1,638)
      Add back of goodwill amortization                     --       107       107
                                                       -------   -------   -------
      Adjusted net income (loss)                       $11,825   $ 3,195   ($1,531)
                                                       =======   =======   =======
      Basic and diluted earnings per share:
          Basic net income (loss)                      $  1.17   $  0.30    ($0.16)
                                                       =======   =======   =======
          Diluted net income (loss)                    $  0.78   $  0.26    ($0.16)
                                                       =======   =======   =======
      After effect of change in accounting principle
            Basic net income (loss)                    $  1.17   $  0.32    ($0.15)
                                                       =======   =======   =======
            Diluted net income (loss)                  $  0.78   $  0.27    ($0.15)
                                                       =======   =======   =======

5.    Earnings Per Share

      Basic earnings per share ("Basic EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. The following table is the reconciliation from basic to diluted shares for the years ended March 31, 2003, 2002 and 2001

                                           March 31,
                                           ---------
                                    2003         2002         2001
                                    ----         ----         ----
             Basic shares     10,148,991   10,137,209   10,135,867
             Dilutive:
               Options           940,381      449,384           --
               Warrants        4,054,627    1,328,758           --
                              ----------   ----------   ----------
             Diluted shares   15,143,999   11,915,351   10,135,867
                              ==========   ==========   ==========

      At March 31, 2003, 2002 and 2001, outstanding options and warrants to purchase 434,066, 2,393,833 and 6,696,807 shares of common stock, respectively, at exercise prices ranging from $0.50 to $27.72 per share have been excluded from the computation of diluted earnings per share as they are antidilutive.

6.    Inventories

      Inventories at March 31, 2003 and 2002, net of provisions for excess and obsolete inventories, are comprised of the following:

                                            2003     2002
                                            ----     ----
                      Raw materials       $2,103   $2,141
                      Work-in-process        241       16
                      Finished goods         695      648
                                          ------   ------
                      Total inventories   $3,039   $2,805
                                          ======   ======

7.    Equipment

      Equipment at March 31, 2003 and 2002 is comprised of the following:

                                                      2003      2002
                                                      ----      ----
            Production equipment                    $ 5,572   $ 5,257
            Computer and communications equipment     2,389     2,283
            Demonstration equipment                     944       944
            Leasehold improvements                    1,907     1,857
            Other equipment                             128       123
            Total equipment                         -------   -------
            Less - accumulated depreciation and      10,940    10,464
                                                      8,789     7,525
                                                    -------   -------
            amortization
            Equipment, net                          $ 2,151   $ 2,939
                                                    =======   =======

8.    Short-term investments

      Held-to-maturity securities at March 31, 2003 and 2002 include short-term U.S. Treasury and government agency debt securities of $660 and $417, respectively on an amortized cost basis, with maturity dates of less than one year. The gross unrealized gains and losses at March 31, 2003 and 2002 on held-to-maturity securities were insignificant.

9.    Accounts payable and accrued expenses

      Accounts payable and accrued expenses are summarized as follows at March 31, 2003 and 2002:

                                                       2003   2002
                                                       ----   ----
             Advertising and marketing expenses      $  106   $ 55
             Inventory                                  635    341
             Printing                                   100    100
             Professional fees                           40     84
             Refunds payable                             95    120
             Royalties                                   82     84
             Travel and entertainment                   190     53
             Other                                      220    120
                                                     ------   ----
             Accounts payable and accrued expenses   $1,468   $957
                                                     ======   ====

10.   Debt

      Long-term debt is summarized as follows at March 31, 2003 and 2002:

                                               2003     2002
                                               ----     ----
                   Term notes                $1,503   $3,854
                   Less current maturities    1,503    1,815
                                             ------   ------
                                             $   --   $2,039
                                             ======   ======

      Secured Term Notes

      The principal balance of the term notes was payable in 49 monthly payments which commenced April 15, 2001, with interest payable monthly at the prime rate plus 2.5% (4.25% and 4.75% at March 31, 2003 and 2002, respectively). The Company is also required to make additional principal payments equal to fifty percent of the "positive actual cash flow", as defined. In April 2003 and May 2002 the Company made prepayments of $396 and $236, respectively, in satisfaction of this provision. The April 2003 prepayment constituted full satisfaction of the Company's obligations to Greystone for the period through March 31, 2003, pursuant to an Amendment and Waiver Agreement between the Company and Greystone entered into in March 2003. Such payment is classified in current loan maturities. The tangible and intangible assets of the Company, as defined, collateralize the term loans.

      In connection with the notes, the Company granted the lender 650,000 warrants at an exercise price of $0.75 expiring in December 2006. The fair value of the warrants amounted to $726, and is being accounted for as deferred financing costs. The costs ($150 at March 31, 2003) are included in "Other Assets" in the accompanying balance sheet and are being amortized over the life of the notes. Interest expense of approximately $135 and $95 relating to this warrants issuance was recognized for the year ended March 31, 2003 and 2002, respectively.

      Effective August 28, 2000, the lender sold all its rights, title and interest in, to and under the warrants, notes payable and security agreement as described above, to the Company's other secured creditor (Greystone). By letter dated October 11, 2000, the lender directed the Company to make all remaining payments due for the notes payable directly to Greystone.

      Former Secured Credit Facility

      In December 1999 (as amended in March 2000), the Company entered into a Loan Agreement (the "Loan Agreement") with Greystone Funding Corporation ("Greystone") to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. Under the Loan Agreement, the Company appointed two of Greystone's executive officers, one as President of the Company and both as Directors. Pursuant to the Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued to Greystone, or its designees, warrants to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.75 per share. The President of the Company has been issued 750,000 of these warrants as a Greystone designee. The Company agreed to issue to Greystone or its designee's warrants to purchase an additional 2,000,000 shares at an exercise price of $0.75 per share in connection with a $1 million drawn down under the loan agreement.

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

      The $1 million proceeds of the initial draw was allocated to the loan and 5 million warrants issued, based upon their relative fair values at issuance. The carrying value of the note of $575 was being accreted to the face value of the $1 million using the interest method over the seven-year term of the loan. The fair value of 3 million warrants issued in connection with the agreement, amounting to $90, was accounted for as deferred financing cost.

      The secured term notes and secured credit facility were subject to various financial and restrictive covenants including, among others, interest coverage, current ratio, and EBITDA. On July 5, 2001, the Company repaid all outstanding advances under the Greystone Amended Loan Agreement, together with all unpaid accrued interest thereunder (aggregating $1.05 million), and concurrently terminated said Amended Loan Agreement. Approximately $423 representing the unamortized discount and deferred financing costs relating to the Amended Loan Agreement was charged to expense in July 2001.

      On July 12, 2001, the Company and Greystone entered into a Termination agreement effective as of March 31, 2001, acknowledging the repayment and surrender of the line of credit and cancellation of the Additional Warrants, which had not vested, and agreeing that all the Company's obligations thereunder have been fully satisfied. The Company and Greystone further agreed, among other matters, that: (i) five million warrants held by Greystone and its assigns to purchase Common Stock of the Company remain in full force and effect; (ii) the Registration Rights Agreement between Greystone and the Company dated as of December 27, 1999 remains in full force and effect; and (iii) for so long as Jeffrey T. Slovin holds the office of President of the Company, the Company shall reimburse Greystone in the amount of $17 monthly. Effective November 1, 2001 Mr. Slovin joined the Company on a full-time basis and left the employ of Greystone thereby canceling this reimbursement provision of the agreement.

11.   Income Taxes

      The following table provides detail of the income tax benefit at March 31, 2003:

                                                    March 31,
                                                      2003
                                                      ----
                  Current provision
                    Federal                          $    95
                    State                                 --
                                                     -------
                    Total current provision               95
                                                     -------
                  Deferred tax benefit
                    Federal                           (4,423)
                    State                             (1,032)
                                                     -------
                        Total deferred tax benefit    (5,455)
                                                     -------
                  Total income tax benefit           ($5,360)
                                                     =======

      The reconciliation between the U.S. federal statutory rate and the Company's effective tax rate is as follows:

                                                                 March 31,
                                                                 ---------
                                                           2003     2002      2001
                                                           ----     ----      ----
      Tax benefit at Federal statutory rate               34.0%    34.0%    -34.0%
      State income tax expense , net of
            Federal tax benefit                            5.3%    -8.1%     -8.1%
      Permanent differences                               -1.5%     0.9%      0.7%
      Alternative minimum tax                              1.4%       --        --
      Research and development tax credit                    --     2.2%      5.0%
      Federal and state net operating loss and credits
      (used) in the current year or
      generated in the year in which
        there is no benefit                              -37.8%   -29.0%     36.4%
      Federal and state valuation allowance reversal     -83.2%       --        --
      Other                                                1.2%       --        --
                                                         ------   ------    ------
      Effective tax rate                                 -80.6%     0.0%      0.0%
                                                         ======   ======    ======

            Significant components of the Company's deferred tax assets (liabilities) at March 31, 2003, 2002 and 2001 are as follows:

                                                                    March 31,
                                                                    ---------
                                                             2003        2002        2001
                                                             ----        ----        ----
      Net operating loss carryforwards                   $ 12,484    $ 14,636    $ 15,638
      Reserves and allowances for inventory                 1,238       1,257       1,400
      Accounts receivable and warranties                    1,566       1,862       2,182
      Tax credit and carryforwards                          1,581       1,421       1,305
      Depreciation and other                                   80         575         663
      Other                                                   (64)         65         114
                                                         --------    --------    --------
                                                           16,885      19,816      21,302
      Valuation allowance                                 (11,355)    (19,816)    (21,302)
                                                         --------    --------    --------
      Net deferred tax asset                             $  5,530    $     --    $     --
                                                         ========    ========    ========

      During the fourth quarter of the fiscal year ended March 31, 2003, the Company reduced its deferred tax valuation allowance by $5.8 million since the Company has projected taxable income of approximately $13.8 million and believes that it is more likely than not that such tax benefit will be realized. Management has established a valuation allowance for the amount of the deferred tax asset where it believes it is not more likely than not a benefit will be realized based on uncertainties with respect to the Company's ability to generate sufficient future taxable income. Management will continue to assess the realizability of the deferred tax asset at the interim and annual balance date based upon actual and forecasted operating results. During fiscal 2003, the Company's utilization of its net operating losses resulted in a reduction of current taxes in the amount of $2.9 million.

      At March 31, 2003, the Company has a net operating loss carryforward for Federal income tax purposes of $29.7 million expiring in fiscal 2019 to 2021. While the net operating loss is currently not subject to limitation under IRC
Section 382, any future changes of ownership, as defined within IRC Section 382 may affect future utilization of such net operating loss.

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

12.   Concentration of Risks and Customer Information

      The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, government regulation, manufacturing disruptions, competition, reliance on certain customers and vendors, absence of redundant facilities, credit risk, product liability and other liability claims, adequacy of insurance coverage and litigation.

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

      Approximately $6.2 million of the Company's sales both in fiscal 2003 and 2002, and $8.1 million of the Company's sales in fiscal 2001, respectively, were to foreign customers. The majority of such foreign sales were to customers in Europe. During 2003 and 2002, sales of $15.4 million and $9.9 million, respectively, were made to a single customer. During 2001, sales of $7.5 million were made to two customers.

      On April 6, 2000, the Company entered into an agreement with Patterson Dental Company which granted Patterson exclusive rights to distribute the Company's dental products in the United States and Canada effective May 1, 2000.

13.   Commitments and Contingencies

      Employment Agreements

      The Company has employment agreements with certain executive officers. As of March 31, 2003 minimum compensation obligations under these employment agreements are as follows:

                    March 31
                      2004                               648
                      2005                               322
                                                        ----
                                                        $970
                                                        ====

      In addition, certain of the Company's agreements provide for the issuance of common stock and/or common stock options to the executives, which generally vest ratably over the term of the agreements (2-3 years). Additionally, certain executives may earn bonus compensation based upon the specific terms of the respective agreements, as defined.

      Operating Leases

      The Company leases its facilities under an operating lease agreement expiring June 2007. Rent expense for the years ended March 31, 2003, 2002, and 2001 was $367, $470, and $701 respectively.

      Future minimum payments on a fiscal year basis under non-cancelable operating leases are as follows:

                      2004                             $  467
                      2005                                486
                      2006                                506
                      2007                                526
                   Thereafter                             137
                                                       ------
                                                       $2,122
                                                       ======

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

      SEC Investigation and other

      In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings for interim periods of fiscal 1999. Subsequent thereto, the SEC requested the voluntary production of certain documents and the Company provided the SEC with the requested materials. On August 17, 2000 and April 30, 2003, the SEC served subpoenas upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company timely provided the SEC with the subpoenaed materials. The Company has been informed that since January 2002 the SEC has served subpoenas upon and/or contacted certain former and current officers and employees of the Company in connection with this matter. The Company has cooperated fully with the inquiry.

      In addition, the Company has been informed that since January 2002 investigators associated with the U.S. Attorney's Office have served subpoenas on and/or contacted certain former and current employees, and a current Director, apparently in connection with the same event. On June 13, 2002, the Company was advised by counsel to David Schick, the Company's Chief Executive Officer, that the United States Attorney's Office for the Southern District of New York had notified such counsel that Mr. Schick was a target of the United States Attorney's investigation of this matter.

      On June 11, 2003, the Company and its Chief Executive Officer, David Schick, received notifications from the staff of the SEC of their intention to recommend that the SEC authorize civil enforcement actions against them. The contemplated actions would allege violations of federal securities law relating to the Company's publicly filed financial statements, including those for the first three quarters of the Company's fiscal year ended March 31, 1999, restatements of which were filed in March 2000. In connection with the contemplated actions, the staff would ask for authority to seek injunctive relief, civil penalties and a bar against Mr. Schick from serving as an officer or director of a public company. The Company cannot predict the potential outcome of these matters and their impact on the Company and, therefore, has made no provision relating to these matters in the accompanying consolidated financial statements. Regardless of the outcome of these matters, the Company could be forced to expend significant amounts of money in legal fees.

      Litigation

      The Company may be a party to a variety of legal actions (in addition to that referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages may be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

14.   Stock Option Plan, Stock Grants and Defined Contribution Plan

      Stock Option Plan and Stock Grants

      In April 1996, the Company implemented its 1996 Stock Option Plan (the "Plan") whereby incentive and non-qualified options to purchase shares of the Company's common stock may be granted to employees, directors and consultants. In September 1998, the Plan was amended to increase the number of shares of Common Stock issuable under the Plan from 470,400 to 1,000,000 and further amended in November 2000 to increase the number of shares of Common Stock issuable under the plan to 3,000,000. The Board of Directors determines exercise and vesting periods and the exercise price of options granted under the Plan. The Plan stipulates that the exercise price of non-qualified options granted under the Plan must have an exercise price equal to or exceeding 85% of the fair market value of the Company's common stock as of the date of grant of the option and no option may be exercisable after ten years from the date of grant. Options granted under the plan generally vest over a period of four years.

      In 1997, the Company adopted the Directors Plan. In November 2002 the Plan was amended to increase the number of shares of Common Stock issuable to 600,000. At March 31, 2003, 2002 and 2001, a total of 330,000, 266,875 and
133,125 options to purchase Common Stock pursuant to the Directors Plan were outstanding, respectively. The plan stipulates that the exercise price of non-qualified options granted under the Plan must have an exercise price equal to or exceeding 85% of the fair market value of the Company's common stock as of the date of grant of the option and no option may be exercisable after ten years from the date of grant. Options granted under the plan generally vest over a period of four years.

      The fair value of options granted to employees and directors during 2002, 2001, and 2000 has been determined on the date of the respective grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                     2003        2002        2001
                                                     ----        ----        ----
       Dividend yield                                None        None        None
       Risk-free interest rate on date of grant  2.24%-3.03%  2.81%-3.56% 4.70%-4.87%
       Forfeitures                                   None        None        None
       Expected life                               5 years      5 years     5 years
       Volatility                                    82%          84%         84%
       Weighted average fair value per share        $1.62        $0.55       $0.62

      The following table summarizes information regarding stock options for 2003, 2002 and 2001:

                                 2003                      2002                       2001
                                 ----                      ----                       ----
                         Shares       Weighted      Shares       Weighted      Shares       Weighted
                         Under        Average       Under        Average       Under        Average
                         Option       Exercise      Option       Exercise      Option       Exercise
                                       Price                      Price                      Price
                                       -----                      -----                      -----
Options outstanding,
Beginning of year       1,840,426    $     2.47    1,046,807    $     3.53      992,605    $     4.57
Options granted           332,862          2.69      859,739          1.31      297,442          1.06
Options exercised         (68,100)         0.98       (1,176)         1.00       (2,809)         1.00
Options forfeited         (27,650)         3.72      (64,944)         4.14     (240,431)         4.84
                       ----------                 ----------                 ----------
Options outstanding,
End of year             2,077,538    $     2.54    1,840,426    $     2.47    1,046,807    $     3.53
                       ==========                 ==========                 ==========


                                   Options outstanding    Weighted average remaining
       Range of exercise prices     At March 31, 2003     Contractual life (years)
       ------------------------     -----------------     ------------------------
            $ 0.50 to $ 1.56          1,331,709                       7
            $ 2.15 to $ 3.20            560,000                       8
            $ 4.91 to $ 7.86             87,803                       5
            $14.81 to $22.97             72,486                       4
            $25.75 to $27.72             25,549                       5

      At March 31, 2003, there are 1,522,462 options available for grant pursuant to the Company's option plans.

      Defined Contribution Plan

      The Company has a defined contribution savings plan, which qualifies under
Section 401(k) of the Internal Revenue Code, for employees meeting certain service requirements.

Participants may contribute up to 15% of their gross wages not to exceed, in any given year, a limitation set by the Internal Revenue Service regulations. The plan provides for mandatory matching contributions to be made by the Company to a maximum amount of 2.5% of a plan participant's compensation. Company contributions to the plan approximated $171, $135 and $131, in 2003, 2002 and 2001, respectively.

15.   Stockholders' Equity (Deficiency)

      In February 2000, an executive was awarded 75,000 shares of the Company's Common Stock, subject to a risk of forfeiture, which vested as to 25,000 shares on each of December 31, 2000, 2001 and 2002. Upon the sale of any such vested shares, the employee is required to pay the Company $1.32 per share sold within 30 days following such sale. The Company recorded a note receivable, which is presented as a reduction of Paid in Capital amounting to $99, relating to the stock issuance. The charge to operations relating to this stock award is not material to the financial statements.

16.   Investment

      Investment in Photobit Corporation

      In September 1997, the Company purchased a minority interest of 5%, for $1,000 in Photobit Corporation ("Photobit"), a developer of complementary metal-oxide semiconductor ("CMOS"), APS imaging technology. In July 1998, the Company invested an additional $250 in Photobit Corporation, bringing its total investment in Photobit to $1,250. The Company is the exclusive licensee of the APS technology for medical applications and utilizes the technology in its bone-mineral density assessment device and certain components of its computed dental x-ray imaging system. In September 1999, the Company sold 250,000 shares of Photobit stock for $1 million and recorded an investment gain of approximately $565.

      In November 2001 Micron Technologies, Inc. acquired Photobit Corporation and subsequently Photobit adopted a plan of dissolution. The Company received $662, the initial proceeds of the liquidation of its investment. Final distributions of $169 were paid during fiscal 2003. The Company recognized a $45 gain upon receipt of the final payment.

17.   Unaudited selected quarterly financial data

      The following is a summary of the Company's unaudited quarterly operating results for the years ended March 31, 2003 and 2002:

                                    Mar 31,        Dec 31,        Sep 30,        Jun 30,         Mar 31,         Dec 31,
                                       2003           2002           2002           2002            2002            2001
                                       ----           ----           ----           ----            ----            ----
Statement of Operations Data:
Revenue, net                    $     7,347    $     8,816    $     6,750    $     6,904    $      6,736     $     7,003
Total cost of sales                   2,209          2,653          2,474          2,292           2,494           2,288
                                -----------    -----------    -----------    -----------    ------------     -----------
Gross profit                          5,138          6,163          4,276          4,612           4,242           4,715
                                -----------    -----------    -----------    -----------    ------------     -----------
Gross profit margin                    69.9%          69.9%          63.3%          66.8%           63.0%           67.3%
Operating expense:
Selling and  marketing                1,654          1,482          1,334          1,441           1,287           1,390
General and administrative            1,492          1,179          1,268          1,102           1,231           1,012
Research and development                689            663            580            666             566             548
Bad debt recovery                        --             --             --             --             (50)             --
Abandonment of leasehold                 --             --             --             --              --             117
                                -----------    -----------    -----------    -----------    ------------     -----------
Operating expense                     3,835          3,324          3,182          3,209           3,034           3,067
                                -----------    -----------    -----------    -----------    ------------     -----------
Income from operations                1,303          2,839          1,094          1,403           1,208           1,648
                                -----------    -----------    -----------    -----------    ------------     -----------
Net income                      $     6,676    $     2,805    $     1,008    $     1,336    $      1,167     $     1,544
                                ===========    ===========    ===========    ===========    ============     ===========
Earnings per share:
Basic income                    $      0.66    $      0.28    $      0.10    $      0.13    $       0.12     $      0.15
                                ===========    ===========    ===========    ===========    ============     ===========
Diluted income                  $      0.42    $      0.19    $      0.07    $      0.09    $       0.08     $      0.14
                                ===========    ===========    ===========    ===========    ============     ===========
Weighted average common stock
outstanding (basic)              10,170,782     10,154,059     10,147,537     10,138,900      10,137,257      10,137,193
                                ===========    ===========    ===========    ===========    ============     ===========
Weighted average common stock
outstanding (diluted)            15,868,163     14,957,659     14,465,750     15,212,574      14,115,104      10,894,495
                                ===========    ===========    ===========    ===========    ============     ===========

                                     Sep 30,          Jun 30,
                                        2001             2001
                                        ----             ----
Statement of Operations Data:
Revenue, net                    $      4,819     $      5,841
Total cost of sales                    1,752            2,298
                                ------------     ------------
Gross profit                           3,067            3,543
                                ------------     ------------
Gross profit margin                     63.6%            60.7%
Operating expense:
Selling and  marketing                 1,312            1,302
General and administrative               925              980
Research and development                 532              530
Bad debt recovery                         --              (43)
Abandonment of leasehold                  --               --
                                ------------     ------------
Operating expense                      2,769            2,769
                                ------------     ------------
Income from operations                   298              774
                                ------------     ------------
Net income (loss)               $       (250)    $        627
                                ============     ============
Earnings (loss) per share:
Basic income (loss)             $      (0.02)    $       0.06
                                ============     ============
Diluted income (loss)           $      (0.02)    $       0.05
                                ============     ============
Weighted average common stock
outstanding (basic)               10,137,193       10,137,193
                                ============     ============
Weighted average common stock
outstanding (diluted)             10,137,193       11,470,010
                                ============     ============

Schedule II

                    Schick Technologies, Inc. and Subsidiary
                        Valuation and Qualifying Accounts

                                                                            Additions
                                                                            ---------
                                                        Balance       Charged      Charged                      Balance
                                                            at           to           to                           at
                                                        Beginning     Cost and      Other                        End of
                                                        Of Period     Expenses     Accounts    Deductions        Period
                                                        ---------     --------     --------    ----------        ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

          For the year ended March 31, 2003             $      717         --                  $   675(a)        $    42
          For the year ended March 31, 2002                  1,818                               1,008(a)            717
                                                                                                    93(b)
          For the year ended March 31, 2001                  2,449         --         --           177(a)          1,818
                                                                                                   454(b)

RESERVE FOR OBSOLETE/SLOW MOVING INVENTORY

          For the year ended March 31, 2003             $    2,899     $  259                  $   321(c)        $ 2,837
          For the year ended March 31, 2002                  3,195        292                      588(c)          2,899
          For the year ended March 31, 2001                  6,332        754                    3,891(c)          3,195

VALUATION ALLOWANCE - DEFERRED TAX ASSET

          For the year ended March 31, 2003             $   19,816                             $ 5,805(d)        $11,355
                                                                                                 2,656(e)
          For the year ended March 31, 2002                 21,302                               1,486(e)         19,816
          For the year ended March 31, 2001                 17,623                   3,679                        21,302

PROVISION FOR WARRANTY OBLIGATIONS

          For the year ended March 31, 2003             $       72                             $    16(f)        $    56
          For the year ended March 31, 2002                    141                                  69(f)             72
          For the year ended March 31, 2001                    278                                 137(f)            141

(a)   Accounts receivable written off

(b)   Accounts receivable recovered

(c)   Inventory disposed of

(d)   Reduction of valuation allowance and reserve adjustment

(e)   NOL used in year

(f)   Reduction of reserve

      (a)   Documents filed as a part of this Report

      (1)   Consolidated Financial Statements filed as part of this Report:

             Index to the Financial Statements                            F-1

             Report of Independent Certified Public Accountants           F-1

             Consolidated Balance Sheet at March 31, 2003 and 2002        F-2

             Consolidated Statement of Operations for the years ended
             March 31, 2003, 2002 and 2001                                F-3

             Consolidated Statement of Changes in Stockholders'
             Equity for the years ended March 31, 2003, 2002 and 2001     F-4

             Consolidated Statement of Cash Flows for the year ended
             March 31, 2003, 2002 and 2001                                F-5

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

      (b)   Reports on Form 8-K

      None.

      (c)   The following Exhibits are included in this report:

      Number Description

      *       3.1  Amended and Restated Certificate of Incorporation of the
                   Company.

      ******  3.2  Bylaws of the Company, as amended.

      *       4.1  Form of Common Stock certificate of the Company.

      *       4.2  Form of private-placement Warrant of the Company.

      *       4.3  Agreement and Plan of Merger dated as of May 15, 1997 among
                   Schick Technologies, Inc., a New York corporation, Schick Technologies Inc., a Delaware corporation and STI Acquisition Corp, a Delaware corporation.

      ****** 10.1  Schick Technologies, Inc. 1996 Employee Stock Option Plan, as
                   amended.

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

      ***** 10.26 Agreement to Rescind Stock Purchase, dated March 17, 2000 and made effective as of December 27, 1999, by and between Greystone Funding Corp., a Virginia corporation, and Schick Technologies, Inc., a Delaware corporation.

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

                    Inc. and DVI Financial Services, Inc., dated as of March 15, 2000.

       ***** 10.32  Form of Warrant Certificate Issued to DVI Financial
                    Services, Inc. to Purchase Shares of Schick Technologies,
                    Inc.

       ***** 10.33  Registration Rights Agreement between Schick Technologies,
                    Inc. and DVI Financial Services, Inc., dated as of March 15, 2000.

       ***** 10.34  Distributorship Agreement, dated April 6, 2000, by and between Schick Technologies, Inc. and Patterson Dental Company.

      ****** 10.35  Termination Agreement between Greystone Funding Corporation and Schick Technologies, Inc. entered into as of March 30, 2001.

     ******* 10.36  Employment Agreement between Schick Technologies, Inc. and
                    Jeffrey T. Slovin, dated November 9, 2001

     ******* 10.37  Employment Agreement between Schick Technologies, Inc. and
                    David Schick, dated December 20, 2001

     ******* 10.38  Employment Agreement between Schick Technologies, Inc. and
                    Michael Stone, dated as of January 14, 2002

     ******* 10.39  Letter Agreement between Schick Technologies, Inc. and David
                    Schick, dated March 4, 2002, amending, in part, the Employment Agreement between Schick Technologies, Inc. and David Schick, dated December 20, 2001

              21    List of Subsidiaries of Schick Technologies, Inc.

              23.1  Consent of Grant Thornton LLP.

              24 Powers of Attorney (included on signature page of this Report)

              99.1 Certification of Chief Executive Officer and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

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

      ******* Filed as the same exhibit number as part of the registrant's
              Annual Report on Form 10-K for the year ended March 31, 2002, filed with the Securities and Exchange Commission on June 17, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Island City, State of New York, on June 17, 2003.

                                             SCHICK TECHNOLOGIES, INC.


                                             By: /s/ David Schick
                                             --------------------------------
                                             David Schick
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 17, 2003.

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

        Signature                                  Title
        ----------                                 -----
/s/ David Schick                           Chairman of the Board
-----------------------------              and Chief Executive Officer
David Schick


/s/ Jeffrey T. Slovin                      Director, President and Chief Operating Officer
-----------------------------
Jeffrey T. Slovin


/s/ Ronald Rosner                          Director of Finance and Administration
-----------------------------              (Principal financial and accounting officer)
Ronald Rosner


/s/ Allen Schick                           Director
-----------------------------
Allen Schick


/s/ Euval Barrekette                       Director
-----------------------------
Euval Barrekette


/s/ Jonathan Blank                         Director
-----------------------------
Jonathan Blank

/s/ William Hood                           Director
-----------------------------
William Hood


/s/ Curtis M. Rocca III                    Director
------------------------------
Curtis M. Rocca III


/s/ Uri Landesman                          Director
------------------------------
Uri Landesman

      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                                  CERTIFICATION

I, David B. Schick, certify that:

1.    I have reviewed this Annual Report on Form 10-K of Schick Technologies,
      Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: June 17, 2003

                                                  /s/ David B. Schick
                                                  ------------------------------
                                                           [Signature]
                                                     Chief Executive Officer

        Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                                    CERTIFICATION

I, Ronald Rosner, certify that:

1.    I have reviewed this Annual Report on Form 10-K of Schick Technologies,
      Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: June 17, 2003

                                       /S/ Ronald Rosner
                                       --------------------------------------
                                                    [Signature]
                                       Director of Finance and Administration
                                       (Principal financial officer)