Form 10-Q
period 2003-06-30
SCHICK TECHNOLOGIES INC
filed 2003-08-14
CIK 1014507

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes | | No |X|

As of July 29, 2003, 10,346,158 shares of common stock, par value $.01 per share, were outstanding.

SCHICK TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

              Consolidated Balance Sheets as of June 30, 2003
              (unaudited) and March 31, 2003 .............................Page 1

              Consolidated Statements of Operations for the
              three  months ended June 30, 2003 and 2002
              (unaudited) ................................................Page 2

              Consolidated Statements of Cash Flows for the
              three months ended June 30, 2003 and 2002
              (unaudited) ................................................Page 3

              Notes to Consolidated Financial Statements (unaudited)......Page 4

     Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................Page 9

     Item 3.  Quantitative and Qualitative Disclosures about Market
                Risk ....................................................Page 15

     Item 4.  Controls and Procedures....................................Page 15

PART II. OTHER INFORMATION:

     Item 1.  Legal Proceedings .........................................Page 15

     Item 2.  Changes in Securities and Use of Proceeds .................Page 15

     Item 3.  Defaults Upon Senior Securities............................Page 15

     Item 4.  Submission of Matters to a Vote of Security Holders........Page 15

     Item 5.  Other Information..........................................Page 16

     Item 6.  Exhibits and Reports on Form 8-K...........................Page 16

SIGNATURES ..............................................................Page 17

CERTIFICATIONS...........................................................Page 18

PART I.   Financial Information

Item 1. Financial Statements

Schick Technologies, Inc. and Subsidiary

Consolidated Balance Sheets
(In thousands, except share amounts)

                                                                     June 30,    March 31,
                                                                     --------    ---------
                                                                             2003
                                                                             ----
                                                                    (unaudited)
Assets
Current assets
    Cash and cash equivalents                                        $  8,886    $  7,100
    Short - term investments                                              666         712
    Accounts receivable, net of allowance for
       doubtful accounts of $117 and $42, respectively                  2,551       3,032
    Inventories                                                         3,257       3,039
    Income taxes receivable                                                10          10
    Prepayments and other current assets                                  491         421
    Deferred income taxes                                               2,590       2,590
                                                                     --------    --------
                                  Total current assets                 18,451      16,904
                                                                     --------    --------
Equipment, net                                                          1,954       2,151
Goodwill, net                                                             266         266
Deferred income taxes                                                   2,991       2,940
Other assets                                                              267         349
                                                                     --------    --------
                                  Total assets                       $ 23,929    $ 22,610
                                                                     ========    ========

Liabilities and Stockholders' Equity
Current liabilities
    Current maturity of long term debt                               $     --    $  1,503
    Accounts payable and accrued expenses                               1,472       1,468
    Accrued salaries and commissions                                    1,063       1,080
    Income taxes payable                                                   56           4
    Deposits from customers                                                23          31
    Warranty obligations                                                   98          56
    Deferred revenue                                                    4,144       3,605
                                                                     --------    --------
                       Total current liabilities                        6,856       7,747
                                                                     --------    --------
Commitments and contingencies                                              --          --
Stockholders' equity
    Preferred stock ($0.01 par value; 2,500,000
          shares authorized; none issued and outstanding)                  --          --
    Common stock ($0.01 par value; 50,000,000 shares authorized:
          10,346,158 and 10,206,425 shares issued and outstanding,
          respectively)                                                   103         102
    Additional paid-in capital                                         42,848      42,618
    Accumulated deficit                                               (25,878)    (27,857)
                                                                     --------    --------
                       Total stockholders' equity                      17,073      14,863
                                                                     --------    --------
                       Total liabilities and stockholders' equity    $ 23,929    $ 22,610
                                                                     ========    ========

----------
The accompanying footnotes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share amounts)

                                                         Three months ended
                                                              June 30,
                                                         2003           2002
                                                         ----           ----
Revenue, net                                         $     8,676    $     6,904

Cost of sales                                              2,629          2,183
Excess and obsolete inventory                                 --            109
                                                     -----------    -----------
Total cost of sales                                        2,629          2,292
                                                     -----------    -----------

         Gross profit                                      6,047          4,612
                                                     -----------    -----------

Operating expenses:
    Selling and marketing                                  1,435          1,441
    General and administrative                             1,655          1,102
    Research and development                                 842            666
                                                     -----------    -----------
         Total operating costs                             3,932          3,209
                                                     -----------    -----------

         Income from operations                            2,115          1,403
                                                     -----------    -----------

Other income (expense)
    Other income                                             101             --
    Interest income                                           20             23
    Interest expense                                        (169)           (90)
                                                     -----------    -----------
         Total other income (expense)                        (48)           (67)
                                                     -----------    -----------

         Income before income taxes                        2,067          1,336

         Provision for income taxes                           88             --
                                                     -----------    -----------

         Net income                                  $     1,979    $     1,336
                                                     ===========    ===========

         Basic earnings per share                    $      0.19    $      0.13
                                                     ===========    ===========
         Diluted earnings per share                  $      0.12    $      0.09
                                                     ===========    ===========
         Weighted average common shares (basic)       10,229,697     10,138,900
                                                     ===========    ===========
         Weighted average common shares (diluted)     16,536,892     15,212,574
                                                     ===========    ===========

----------
The accompanying footnotes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

                                                                   Three months ended
                                                                        June 30,
                                                                        --------
                                                                     2003       2002
                                                                     ----       ----
Cash flows from operating activities
Net income                                                         $ 1,979    $ 1,336
    Adjustments to reconcile net income to
       net cash provided by in operating activities
           Deferred tax asset                                          (51)        --
           Depreciation and amortization                               292        310
           Gain from repayment of long-term debt                       (50)        --
           Provision for doubtful accounts                              75         --
           Provision for excess and obsolete inventory                  --        109
           Amortization of deferred financing charges                  150         30
           Other                                                        87         --
           Changes in assets and liabilities:
               Accounts receivable                                     406        464
               Inventories                                            (218)      (310)
               Prepayments and other current assets                    (70)       (86)
               Other assets                                            (36)        --
               Accounts payable and accrued expenses                   (13)       203
               Income taxes payable                                     52         --
               Deposits from customers                                 (33)        38
               Warranty obligations                                     67         15
               Deferred revenue                                        539        174
                                                                   -------    -------
                       Net cash provided by operating activities     3,176      2,283
                                                                   -------    -------
Cash flows from investing activities
    Proceeds of short-term investments                                  46          9
    Capital expenditures                                               (88)       (85)
                                                                   -------    -------
                       Net cash used in investing activities           (42)       (76)
                                                                   -------    -------
Cash flows from financing activities
    Net proceeds from issuance of common stock                         105          4
    Payment of long-term debt                                       (1,453)      (718)
                                                                   -------    -------
                       Net cash used in financing activities        (1,348)      (714)
                                                                   -------    -------

Net increase in cash and cash equivalents                            1,786      1,493
Cash and cash equivalents at beginning of period                     7,100      1,622
                                                                   -------    -------

Cash and cash equivalents at end of period                         $ 8,886    $ 3,115
                                                                   =======    =======
Interest paid                                                      $    22    $    58
                                                                   =======    =======
Income taxes paid                                                  $    --    $    --
                                                                   =======    =======

----------
The accompanying footnotes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except share and per share amounts)

1.    Basis of Presentation

      The consolidated financial statements of Schick Technologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q, and do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2003 included in the Company's Annual Report on Form 10-K.

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending March 31, 2004.

      The consolidated financial statements of the Company, at June 30, 2003, include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated.

      Stock-based compensation

      At June 30, 2003, the Company has stock based compensation plans. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock based compensation arrangements with employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                     Three months ended June 30,
                                                         2003          2002
                                                         ----          ----
   Net income, as reported                             $ 1,979       $ 1,336
   Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects              115            99
                                                       -------       -------
   Proforma net income                                 $ 1,864       $ 1,237
                                                       =======       =======
   Earnings per share:
      Basic - as reported                              $  0.19       $  0.13
                                                       =======       =======
      Basic - proforma                                 $  0.18       $  0.12
                                                       =======       =======
      Diluted - as reported                            $  0.12       $  0.09
                                                       =======       =======
      Diluted - proforma                               $  0.11       $  0.08
                                                       =======       =======

2.    Recently Issued Accounting Standards

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

      The Company records a liability for an estimate of costs that it expects to incur under its basic limited warranty when product revenue is recognized. Factors affecting the Company's warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally one year). Deferred revenues related to extended warranties were $2.5 million and $2.3 million at June 30, 2003 and March 31, 2003, respectively. Services costs are expensed as incurred. The Company anticipates that FIN 45 will not have a material effect on its financial statements.

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

      In July 2003, the Emerging Issues Task Force reached a consensus opinion of EITF 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software". The consensus clarifies the types of non-software deliverables included in arrangements that contain more-than-incidental software are included within the scope of SOP 97-2. The Company is evaluating the impact of the adoption of EITF 03-5 on its financial statements.

3.    Inventories

      Inventories, net of reserves, are comprised of the following:

                                         June 30,    March 31,
                                                 2003
                                                 ----
            Raw materials                 $2,311      $2,103
            Work-in-process                  143         241
            Finished goods                   803         695
                                          ------      ------
            Total inventories             $3,257      $3,039
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

      In March 2003, the Company performed its annual fair value impairment test. The test indicated that the fair value of goodwill is greater than the recorded value. Accordingly, the Company did not record an impairment loss.

5.    Debt

Secured Term Notes

      In June 2003, the Company and Greystone Funding Corporation ("Greystone") executed an agreement ("Secured Term Note Termination Agreement") terminating the Company's obligation. The Company agreed to repay the outstanding principal balance ($779) plus accrued interest in consideration of a $50 principal reduction. The loan was repaid to Greystone on June 30, 2003. Greystone is removing its lien against the Company's assets.

      In connection with the note, the Company had granted the lender 650,000 warrants at an exercise price of $0.75 expiring in December 2006. The unamortized financing cost was written off to interest expense upon repayment of the obligation. The Secured Term Note Termination Agreement affirms Greystone's continuing rights with respect to the warrants.

Former Secured Credit Facility

      Effective as of December 17, 1999 (as amended on March 17, 2000), the Company entered into a Loan Agreement (the "Amended Loan Agreement") with Greystone to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. No funds were advanced under the Amended Loan Agreement in excess of an initial draw of $1 million. In July 2001, the Company and Greystone executed an agreement ("Termination Agreement") terminating the secured credit facility. On July 5, 2001 the Company remitted $1.05 million, repaying all outstanding advances under this agreement, plus accrued interest.

      In connection with the credit facility the Company had issued to Greystone, or its designees, warrants to purchase 5,000,000 warrants at an exercise price of $0.75 expiring in December 2006. The Termination Agreement affirms Greystone's continuing rights with respect to the warrants.

6.    Earnings Per Share

      Basic earnings per share are calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options and warrants whose exercise price is less than the average market price during the quarter are exercised at the beginning of the period and the proceeds used by Schick Technologies, Inc. to purchase shares at the average market price for the period. The following is the reconciliation from basic to diluted shares for the three months ended June 30, 2003 and 2002:

                                        Three months ended June 30,
                                           2003             2002
                                           ----             ----
            Basic shares                10,229,697       10,138,900
            Dilutive:
            Options                      1,357,608          897,586
            Warrants                     4,949,587        4,176,087
                                        ----------       ----------
            Diluted shares              16,536,892       15,212,573
                                        ==========       ==========

      The Company excluded 133,239 and 497,260 options from the computation of diluted earnings per share for the three months ended June 30, 2003 and 2002, respectively, because they are anti-dilutive.

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

Other

      Sales to a single customer approximated 57% and 45% of net revenue for the three months ended June 30, 2003 and 2002, respectively. Amounts due from that customer approximated 53% and 50% of net accounts receivable at June 30, 2003 and March 31, 2003, respectively, all of which have been substantially collected subsequent to those dates.

8.    Income Taxes

      For the three months ended June 30, 2003 the Company has recorded a current Federal income tax provision of $52 based on the Alternative Minimum Tax method. The income tax benefit of the net operating loss utilized for the three months ended June 30, 2003 and 2002 approximates $1.0 million and $0.4 million, respectively.

      During the three months ended June 30, 2003, the Company reduced its deferred tax valuation allowance by $51 since the Company believes that it is more likely than not that such tax benefit will be realized. During the fourth quarter of fiscal 2003 the Company reduced its deferred tax valuation allowance by $5.8 million. Management has established a valuation allowance for the remainder of the deferred tax asset. Management will continue to assess the realizability of the deferred tax asset at the interim and annual balance sheet dates based upon actual and forecasted operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "believes", "may", "should", "will likely result", "estimates", "projects", "anticipates", "expects" or similar expressions and variations thereof are intended to identify such forward-looking statements. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include risks relating to the Company's past history of substantial operating losses, dependence on financing, dependence on products, competition, the changing economic and competitive conditions in the medical and dental digital radiography markets, dependence on key personnel, dependence on distributors, fluctuation in results and seasonality, governmental approvals and investigations, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, potential need for additional financing and other risks and uncertainties, including those detailed in the Company's other filings with the Securities and Exchange Commission.

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

Accounts Receivable

      The Company reports accounts receivable net of reserves for uncollectible accounts. The majority of the Company's accounts receivable (53% and 50%, at June 30, 2003 and March 31, 2003, respectively) are due from its exclusive domestic distributor, Patterson Dental Company ("Patterson"). Other accounts receivable are due from international distributors and agencies of the U.S. military. Credit is extended to distributors on varying terms between 30 and 90 days. Most international credit is underwritten by credit insurance. The Company provides an allowance for doubtful accounts based upon analysis of the accounts receivable aging. The Company writes off accounts receivable when they become uncollectible. Subsequently received payments are credited to operations.

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

Revenue Recognition

      Revenues from sales of the Company's hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is probable. The Company provides its customers with a 30-day return policy but allows for an additional 15 days, and accordingly recognizes allowances for estimated returns by customers pursuant to such policy at the time of shipment. The Company defers revenue from products shipped to its exclusive domestic distributor, until Patterson ships such inventory from its distribution centers. Amounts received from customers in advance of product shipment are classified as deposits from customers. Revenues from the sale of extended warranties on the Company's products are recognized on a straight-line basis over the life of the extended warranty, which is generally for a one-year period. Deferred revenues relate to extended warranty fees paid by customers prior to the performance of extended warranty services, and to certain shipments to Patterson described above.

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

      The following table reconciles aggregate warranty liability for the three months ended June 30, 2003 and 2002:

                                                   2003        2002
                                                   ----        ----
            Beginning balance                     $  56       $  72
            Warranties issued in period             603         568
            Warranties paid in period              (561)       (553)
                                                  -----       -----
            Balance end of period                 $  98       $  87
                                                  =====       =====

      The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally one year). Deferred revenues related to extended warranty were $2.5 million and $2.3 million at June 30,2003 and March 31, 2003, respectively. Services costs are expensed as incurred.

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

      A valuation allowance has been established for deferred tax assets for which it is not more likely than not that the deferred tax asset will be realized. At June 30, 2003 the deferred tax asset ($16.0 million) has a partial reserve of $10.1 million, reflecting a reduction in the valuation allowance of $0.1 million during the three months ended June 30, 2003. In assessing the valuation allowance, the Company has considered future taxable income and ongoing tax planning strategies and has determined that it is more likely than not that $5.6 million of the deferred tax asset will be realized.

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

Stock-based compensation

      At June 30, 2003, the Company has stock based compensation plans. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock based compensation arrangements with employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                     Three months ended June 30,
                                                         2003          2002
                                                         ----          ----
    Net income, as reported                             $1,979        $1,336
    Deduct: Total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effects             115            99
                                                        ------        ------
    Proforma net income                                 $1,864        $1,237
                                                        ======        ======
    Earnings per share:
       Basic - as reported                              $ 0.19        $ 0.13
                                                        ======        ======
       Basic - proforma                                 $ 0.18        $ 0.12
                                                        ======        ======
       Diluted - as reported                            $ 0.12        $ 0.09
                                                        ======        ======
       Diluted - proforma                               $ 0.11        $ 0.08
                                                        ======        ======

Contractual Obligations and Commercial Commitments

      The following table summarizes contractual obligations and commercial commitments at June 30, 2003:

      ======================================================================
                                          PAYMENTS DUE BY PERIOD
                              ----------------------------------------------
                                          Less
      CONTRACTUAL                        Than 1     1-3       4-5    After 5
      OBLIGATIONS              Total      year     years     years    years
      ----------------------------------------------------------------------
      Operating leases         2,005       472     1,002       531       --
      ----------------------------------------------------------------------
      Employment agreements      911       653       258        --       --
      ----------------------------------------------------------------------
      Total Contractual
      Cash Obligations        $2,916    $1,125    $1,260    $  531    $  --
                              ======    ======    ======    ======    =====
      ======================================================================

Results of Operations

      Net revenues for the three months ended June 30, 2003 increased $1.8 million (26%) to $8.7 million as compared to $6.9 million in fiscal 2003. The increase was due to increased sales of the CDR(R) radiography and intraoral camera products. CDR(R) product sales increased $1.8 million (33%) to $7.3 million (84% of the Company's net revenues) as compared to $5.5 million (79% of the Company's net revenues) in fiscal 2003. The Company believes that the sales increases are a result of increasing acceptance of its products by dental customers and sales of the new wireless product which the Company began shipping in March 2003. CDR(R) warranty revenue for the three months ended June 30, 2003 was unchanged at $1.2 million. Total domestic revenue for the three months ended June 30, 2003 increased $1.2 million (22%) to $6.7 million as compared to $5.5 million in fiscal 2003. Total international revenue for the three months ended June 30, 2003 increased $0.6 million (42%) to $2.0 million as compared to $1.4 million in fiscal 2003.

      Total cost of sales for the three months ended June 30, 2003 increased $0.3 million (15%) to $2.6 million (30.3% of net revenue) as compared to $2.3 million (33.2% of net revenue) in fiscal 2003. The decrease in the relative total cost of sales (2.9%) was due to improved product mix and manufacturing efficiency.

      Selling and marketing expenses for the three months ended June 30, 2003 was unchanged at $1.4 million (17% and 21% of net revenue for the period in fiscal 2004 and 2003, respectively). Increases in commissions and payroll expenses were offset by reductions in advertising and trade shows expense.

      General and administrative expenses for the three months ended June 30, 2003, increased $0.6 million (50%) to $1.7 million (19% of net revenue) as compared to $1.1 million (16% of net revenue) in fiscal 2003. The increase in general and administrative expenses was primarily attributable to a non-cash charge to payroll and increases in insurance, provision for doubtful accounts, other facility costs and legal and professional services.

      Research and development expenses for the three months ended June 30, 2003 increased $0.1 million (26%) to $0.8 million (10% of net revenue) as compared to $0.7 million (10% of net revenue) in fiscal 2003. The increase was attributable to increases in payroll and research and development materials.

      Interest expense for the three months ended June 30, 2003 increased $0.1 million to $0.2 million from $0.1 million in fiscal 2003. The increase in interest expense was attributable to the June 2003 repayment of the balance of notes payable and the write-off of deferred finance costs related to that note ($150).

      As a result of the above items, the Company's net income increased $0.6 million (48%) to $2.0 million for the three months ended June 30, 2003 as compared to $1.4 million in fiscal 2003.

Liquidity and Capital Resources

      At June 30, 2003, the Company had $9.6 million in cash, cash equivalents and short-term investments and working capital of $11.6 million, as compared to $7.8 million in cash, cash equivalents and short-term investments and working capital of $9.2 million at March 31, 2003.

      During the three months ended June 30, 2003 cash provided by operations was $3.2 million as compared to $2.3 million in fiscal 2003. Increases in cash were primarily provided by improved operating performance. Sales to a single customer approximated 57% and 45% of net revenue for the three months ended June 30, 2003 and 2002, respectively. Amounts due from that customer approximated 53% and 50% of net accounts receivable at June 30, 2003 and March 31, 2003, respectively, all of which have been substantially collected subsequent to those dates. The decrease in net accounts receivable is the result of cash collections during the three months ended June 30, 2003 and an increase to the reserve for doubtful accounts. Capital expenditures remained unchanged at $0.1 million in the first quarter of fiscal 2004 and 2003. During the three months ended June 30, 2003, cash used to repay long-term debt increased $0.8 million to $1.5 million as compared to $0.7 million in fiscal 2003. As noted above the Company repaid its term notes to Greystone in full during June 2003.

      Expenses relating to the legal proceedings described in Part II, Item 1, "Legal Proceedings," to the extent not covered by insurance, could affect the Company's cash position. Management believes that its existing capital resources and other potential sources of credit are adequate to meet its current cash requirements. However, if the Company's cash needs are greater than anticipated, the Company may be required to seek additional or alternative financing sources and could consider the reduction of certain discretionary expenses. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      None

Item 4. Controls and Procedures

      a) Under the supervision and with the participation of the Company's management, including its chief executive officer and principal financial officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003. They have concluded that these disclosure controls provide reasonable assurance that the Company can collect, process and disclose, within the time periods specified in the SEC's rules and forms, the information required to be disclosed in its periodic Exchange Act reports.

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

      The Company could become a party to a variety of legal actions (in addition to those referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, the Company may be subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages could be sought. The Company currently has insurance coverage for some of these potential liabilities. The legal proceedings described above and other potential liabilities may not be covered by insurance, insurers may dispute or deny coverage at any time, or the amount of insurance may not be sufficient to cover the damages awarded and/or attorneys' fees incurred. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

Item 2. Changes in Securities and Use of Proceeds

      Not Applicable.

Item 3. Defaults Upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 5. Other Information

      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer Pursuant to 18
      U.S.C.ss.1350.

      32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C.ss.1350.

(b)   Reports on Form 8-K

      1. A Form 8-K was filed on June 5, 2003 and a Form 8-K/A was filed on June 10, 2003 and reported on the Company's press release, which announced its fiscal 2003 year-end conference call to report the Company's year-end financial results, in Item 5, "Other Events," of said Forms 8-K and 8-K/A.

      2. A Form 8-K was filed on June 10, 2003 and reported on the Company's press release, which announced its financial results for the fourth quarter and fiscal year ended March 31, 2003, in Item 9, "Regulation FD Disclosure," of said Form 8-K.

      3. A Form 8-K was filed on June 13, 2003 and reported on the Company's press release, which announced that the Company and its chief executive officer had received notifications from the staff of the Securities and Exchange Commission of its intention to recommend that the SEC authorize civil enforcement actions against them, in Item 9, "Regulation FD Disclosure," of said Form 8-K.

                            SCHICK TECHNOLOGIES, INC.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SCHICK TECHNOLOGIES, INC.

Date: August 13, 2003             By: /S/ David Schick
                                      David B. Schick
                                      Chief Executive Officer

                                  By: /S/ Ronald Rosner
                                      Ronald Rosner
                                      Director of Finance and Administration
                                      (Principal Financial Officer)