Form 10-Q
period 2003-09-30
SCHICK TECHNOLOGIES INC
filed 2003-11-12
CIK 1014507

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission file number: 000-22673

                            SCHICK TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                    11-3374812
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification Number)

            30-00 47th Avenue
       Long Island City, New York                             11101
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

Yes |_| No |X|

As of November 5, 2003, 10,403,142 shares of common stock, par value $.01 per share, were outstanding.

SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of September 30, 2003
                 (unaudited) and March 31, 2003...........................Page 1

                 Consolidated Statements of Operations for the three
                 and six months ended September 30, 2003 and 2002
                 (unaudited)..............................................Page 2

                 Consolidated Statements of Cash Flows for the six
                 months ended September 30, 2003 and 2002 (unaudited).....Page 3

                 Notes to Consolidated Financial Statements (unaudited)...Page 4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................Page 9

         Item 3. Quantitative and Qualitative Disclosures About Market
                 Risk....................................................Page 14

         Item 4. Controls and Procedures.................................Page 14

PART II. OTHER INFORMATION...............................................Page 14

         Item 1. Legal Proceedings.......................................Page 14

         Item 2. Changes in Securities and Use of Proceeds...............Page 15

         Item 3. Defaults Upon Senior Securities.........................Page 15

         Item 4. Submission of Matters to a Vote of Security Holders.....Page 15

         Item 5. Other Information.......................................Page 15

         Item 6. Exhibits and Reports on Form 8-K........................Page 16

SIGNATURES...............................................................Page 17

CERTIFICATIONS...........................................................Page 18

PART I. Financial Information

Item 1. Financial Statements

Schick Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share amounts)

                                                                                             September 30,          March 31,
                                                                                             -------------          ---------
                                                                                                           2003
                                                                                             --------------------------------
                                                                                              (unaudited)
Assets
Current assets
     Cash and cash equivalents ...........................................................      $ 12,110             $  7,100
     Short-term investments ..............................................................             7                  712
     Accounts receivable, net of allowance for doubtful accounts of $138 and
         $42, respectively ...............................................................         3,541                3,032
     Inventories .........................................................................         3,095                3,039
     Income taxes receivable .............................................................            10                   10
     Prepayments and other current assets ................................................           497                  421
     Deferred income taxes ...............................................................         2,590                2,590
                                                                                                --------             --------
              Total current assets .......................................................        21,850               16,904
                                                                                                --------             --------
Equipment, net ...........................................................................         1,828                2,151
Goodwill, net ............................................................................           266                  266
Deferred income taxes ....................................................................         3,254                2,940
Other assets .............................................................................           238                  349
                                                                                                --------             --------
              Total assets ...............................................................      $ 27,436             $ 22,610
                                                                                                ========             ========
Liabilities and Stockholders' Equity
Current liabilities
     Current maturity of long term debt ..................................................      $     --             $  1,503
     Accounts payable and accrued expenses ...............................................         1,679                1,468
     Accrued salaries and commissions ....................................................         1,418                1,080
     Income taxes payable ................................................................            27                    4
     Deposits from customers .............................................................            26                   31
     Warranty obligations ................................................................            98                   56
     Deferred revenue ....................................................................         4,541                3,605
                                                                                                --------             --------
              Total current liabilities ..................................................         7,789                7,747
                                                                                                --------             --------
Commitments and contingencies ............................................................            --                   --
Stockholders' equity
     Preferred stock ($0.01 par value; 2,500,000 shares authorized; none
         issued and outstanding) .........................................................            --                   --
     Common stock ($0.01 par value; 50,000,000 shares authorized:
         10,401,247 and 10,206,425 shares issued and outstanding,
         respectively) ...................................................................           104                  102
     Additional paid-in capital ..........................................................        43,154               42,618
     Accumulated deficit .................................................................       (23,611)             (27,857)
                                                                                                --------             --------
              Total stockholders' equity .................................................        19,647               14,863
                                                                                                --------             --------
              Total liabilities and stockholders' equity .................................      $ 27,436             $ 22,610
                                                                                                ========             ========

----------
The accompanying footnotes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share amounts)

                                                                   Three months ended                     Six months ended
                                                                      September 30,                          September 30,
                                                                  2003               2002               2003               2002
                                                              ------------       ------------       ------------       ------------
Revenue, net ...........................................      $      8,501       $      6,750       $     17,177       $     13,654

Cost of sales ..........................................             2,624              2,474              5,253              4,657
Excess and obsolete inventory ..........................                --                 --                 --                109
                                                              ------------       ------------       ------------       ------------
Total cost of sales ....................................             2,624              2,474              5,253              4,766
                                                              ------------       ------------       ------------       ------------
         Gross profit ..................................             5,877              4,276             11,924              8,888
                                                              ------------       ------------       ------------       ------------
Operating expenses:
     Selling and marketing .............................             1,415              1,334              2,850              2,775
     General and administrative ........................             1,541              1,268              3,196              2,370
     Research and development ..........................               839                580              1,681              1,246
                                                              ------------       ------------       ------------       ------------
         Total operating costs .........................             3,795              3,182              7,727              6,391
                                                              ------------       ------------       ------------       ------------
         Income from operations ........................             2,082              1,094              4,197              2,497
                                                              ------------       ------------       ------------       ------------
Other income (expense)
     Interest income ...................................                29                 20                 49                 43
     Other income ......................................                36                 --                137                 --
     Interest expense ..................................                (2)               (76)              (171)              (166)
                                                              ------------       ------------       ------------       ------------
         Total other income (expense) ..................                63                (56)                15               (123)
                                                              ------------       ------------       ------------       ------------
         Income before income taxes ....................             2,145              1,038              4,212              2,374

         (Benefit)provision for income taxes ...........              (122)                30                (34)                30
                                                              ------------       ------------       ------------       ------------
         Net income ....................................      $      2,267       $      1,008       $      4,246       $      2,344
                                                              ============       ============       ============       ============
         Basic earnings per share ......................      $       0.22       $       0.10       $       0.41       $       0.23
                                                              ============       ============       ============       ============
         Diluted earnings per share ....................      $       0.13       $       0.07       $       0.25       $       0.16
                                                              ============       ============       ============       ============
         Weighted average common shares (basic) ........        10,365,939         10,147,537         10,297,818         10,141,369
                                                              ============       ============       ============       ============
         Weighted average common shares (diluted) ......        16,911,580         14,465,750         16,724,236         14,843,480
                                                              ============       ============       ============       ============

----------
The accompanying footnotes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

                                                                                             Six months ended
                                                                                               September 30,
                                                                                         2003                 2002
                                                                                      --------              -------
Cash flows from operating activities
Net income ......................................................................     $  4,246              $ 2,344
     Adjustments to reconcile net income to net cash provided by operating activities
              Deferred tax asset ................................................         (314)                  --
              Depreciation and amortization .....................................          567                  623
              Gain from repayment of long-term debt .............................          (50)                  --
              Provision for doubtful accounts ...................................          103                   --
              Provision for excess and obsolete inventory .......................           --                  109
              Amortization of deferred financing charges ........................          150                   60
              Gain on sale of held to maturity investment .......................           --                  125
              Other .............................................................          205                   --
              Changes in assets and liabilities:
                  Accounts receivable ...........................................         (612)                 460
                  Inventories ...................................................          (56)                (103)
                  Prepayments and other current assets ..........................          (76)                (481)
                  Other assets ..................................................          (52)                 (19)
                  Accounts payable and accrued expenses .........................          649                   (1)
                  Income taxes payable ..........................................           23                   30
                  Deposits from customers .......................................          (30)                  44
                  Warranty obligations ..........................................           67                   (4)
                  Deferred revenue ..............................................          936                 (101)
                                                                                      --------              -------
                           Net cash provided by operating activities ............        5,756                3,086
                                                                                      --------              -------
Cash flows from investing activities
     Proceeds of short-term investments .........................................          705                   12
     Capital expenditures .......................................................         (231)                (175)
                                                                                      --------              -------
                           Net cash provided by (used in) investing
                               activities .......................................          474                 (163)
                                                                                      --------              -------
Cash flows from financing activities
     Net proceeds from issuance of common stock .................................          233                   13
     Payment of long-term debt ..................................................       (1,453)              (1,246)
                                                                                      --------              -------
                           Net cash used in financing activities ................       (1,220)              (1,233)
                                                                                      --------              -------
Net increase in cash and cash equivalents .......................................        5,010                1,690

Cash and cash equivalents at beginning of period ................................        7,100                1,622
                                                                                      --------              -------
Cash and cash equivalents at end of period ......................................     $ 12,110              $ 3,312
                                                                                      ========              =======
Interest paid ...................................................................     $     22              $    58
                                                                                      ========              =======
Income taxes paid ...............................................................     $     52              $    --
                                                                                      ========              =======

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

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending March 31, 2004.

      The consolidated financial statements of the Company, at September 30, 2003, include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated.

Stock-based compensation

      At September 30, 2003, the Company has stock-based compensation plans. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock-based compensation arrangements with employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                    Three months ended                 Six months ended
                                                                                       September 30,
                                                                ------------------------------------------------------------
                                                                   2003             2002             2003             2002
                                                                ---------        ---------        ---------        ---------
Net income, as reported ....................................    $   2,267        $   1,008        $   4,246        $   2,344
Deduct: Total stock-based employee compensation
     expense determined under fair value based method
     for all awards, net of related tax effects ............           47               77              117              138
                                                                ---------        ---------        ---------        ---------
Proforma net income ........................................    $   2,220        $     931        $   4,129        $   2,206
                                                                =========        =========        =========        =========
Earnings per share:
     Basic - as reported ...................................    $    0.22        $    0.10        $    0.41        $    0.23
                                                                =========        =========        =========        =========
     Basic - proforma ......................................    $    0.21        $    0.09        $    0.40        $    0.22
                                                                =========        =========        =========        =========
     Diluted - as reported .................................    $    0.13        $    0.07        $    0.25        $    0.16
                                                                =========        =========        =========        =========
     Diluted - proforma ....................................    $    0.13        $    0.07        $    0.25           $.0.15
                                                                =========        =========        =========        =========

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

Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of controlling financial interests ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have any investment or other interest in "variable interest entities".

Revenue Recognition

      In November 2002, the Emerging Issues Task Force reached a consensus opinion of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair values of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes EITF 00-21 does not have a material effect on its financial statements.

      In July 2003, the Emerging Issues Task Force reached a consensus opinion of EITF 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software". The consensus clarifies the types of non-software deliverables included in arrangements that contain more-than-incidental software that are included within the scope of SOP 97-2. The Company believes EITF 03-5 does not have a material effect on its financial statements.

3.    Inventories

      Inventories, net of reserves, are comprised of the following:

                                                                        September 30,   March 31,
                                                                                   2003
                                                                        -------------------------
                 Raw materials...............................             $  2,153       $  2,103
                 Work-in-process.............................                  193            241
                 Finished goods..............................                  749            695
                                                                          --------       --------
                 Total inventories...........................             $  3,095       $  3,039
                                                                          ========       ========

4.    Debt

Secured Term Notes

      In June 2003, the Company and Greystone Funding Corporation ("Greystone") executed an agreement ("Secured Term Note Termination Agreement") terminating the Company's obligation. The Company agreed to repay the outstanding principal balance ($779) plus accrued interest in consideration of a $50 principal reduction. The loan was repaid to Greystone on June 30, 2003. Greystone's lien against the Company's assets is being removed.

      In connection with the note, the Company had granted the lender warrants to purchase 650,000 shares of the Company's common stock at an exercise price of $0.75 per share, expiring in December 2006. The unamortized financing cost ($150) was written off to interest expense upon repayment of the obligation. The Secured Term Note Termination Agreement affirms Greystone's continuing rights with respect to the warrants.

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

      In connection with the credit facility, the Company issued to Greystone, or its designees, warrants to purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.75 per share, expiring in December 2006. The Termination Agreement affirms Greystone's continuing rights with respect to the warrants.

5.    Warranties

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

      The following table reconciles aggregate warranty liability for the three and six months ended September 30, 2003 and 2002:

                                                          Three months ended          Six months ended
                                                        ---------------------       ---------------------
                                                                        September 30, 2003
                                                        -------------------------------------------------
                                                          2003          2002          2003          2002
                                                        -------       -------       -------       -------
       Beginning balance...................             $    98       $    87       $    56       $    72
       Warranties issued in period.........                 653           470         1,256         1,038
       Warranties paid in period...........                (653)         (489)       (1,214)       (1,042)
                                                        -------       -------       -------       -------
       Balance end of period...............             $    98       $    68       $    98       $    68
                                                        =======       =======       =======       =======

      The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally one year). Deferred revenues related to extended warranty were $2.5 million and $2.3 million at September 30, 2003 and March 31, 2003, respectively.

6.    Earnings Per Share

      Basic earnings per share are calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options and warrants whose exercise price is less than the average market price during the quarter are exercised at the beginning of the period and the proceeds used by Schick Technologies, Inc. to purchase shares at the average market price for the period. The following is the reconciliation from basic to diluted shares for the three months ended September 30, 2003 and 2002:

                                                  Three months ended September 30,   Six months ended September 30,
                                                        2003             2002             2003             2002
                                                     ----------       ----------       ----------       ----------
Basic shares...........................              10,365,939       10,147,537       10,297,818       10,141,369
Dilutive:
Options................................               1,428,597          715,314        1,393,103          797,734
Warrants...............................               5,117,044        3,602,899        5,033,315        3,904,377
                                                     ----------       ----------       ----------       ----------
Diluted shares.........................              16,911,580       14,465,750       16,724,236       14,843,480
                                                     ==========       ==========       ==========       ==========

The Company excluded 98,035 and 567,206 options from the computation of diluted earnings per share for the three months ended September 30, 2003 and 2002, respectively, because they are anti-dilutive. The Company excluded 115,637 and 532,206 options from the computation of diluted earnings per share for the six months ended September 30, 2003 and 2002, respectively, because they are anti-dilutive.

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

SEC Investigation and other

      In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings for interim periods of fiscal 1999. Subsequent thereto, the SEC requested the voluntary production of certain documents and the Company provided the SEC with the requested materials. On August 17, 2000 and April 30, 2003, the SEC served subpoenas upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company timely provided the SEC with the subpoenaed materials. The Company has been informed that since January 2002 the SEC and/or the United States Attorney's Office for the

Southern District of New York have served subpoenas upon and/or contacted certain individuals, including current and former officers and employees of the Company, and a current Director, in connection with this matter. On June 13, 2002, the Company was advised by counsel to David Schick, the Company's chief executive officer, that the United States Attorney's Office for the Southern District of New York had notified such counsel that Mr. Schick was a target of the United States Attorney's investigation of this matter. The Company has cooperated with the SEC staff and U.S. Attorney's Office.

      On June 11, 2003, the Company and its chief executive officer, David Schick, received notifications from the staff of the SEC of their intention to recommend that the SEC authorize civil enforcement actions against them. The notifications provide that the contemplated actions would allege violations of federal securities law relating to the Company's publicly-filed financial statements, including those for the first three quarters of the Company's fiscal year ended March 31, 1999, restatements of which were filed in March 2000. In connection with the contemplated actions, the staff would ask for authority to seek injunctive relief, civil penalties and a bar against Mr. Schick from serving as an officer or director of a public company. The Company cannot predict the potential outcome of these matters and their impact on the Company and, therefore, has made no provision relating to these matters in the accompanying consolidated financial statements. Regardless of the outcome of these matters, the Company could be forced to expend significant amounts of money in legal fees.

Litigation

      The Company may be a party to a variety of legal actions (in addition to that referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property-related litigation. In addition, because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages may be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

Other

      Sales to a single customer approximated 57% and 45% of net revenue for the three months ended September 30, 2003 and 2002, respectively. Amounts due from that customer approximated 53% and 50% of net accounts receivable at September 30, 2003 and March 31, 2003, respectively, all of which have been substantially collected subsequent to those dates. The Company has a $0.3 million unused letter of credit for the purchase of inventory, which expires in November 2003.

8.    Income Taxes

      For the three and six months ended September 30, 2003, the Company has recorded a current Federal income tax provision of $32 and $69, respectively, based on the Alternative Minimum Tax method. The income tax benefit of the net operating loss utilized for the three months ended September 30, 2003 and 2002 approximates $0.9 million and $0.4 million, respectively. The income tax benefit of the net operating loss utilized for the six months ended September 30, 2003 and 2002 approximates $1.8 million and $1.0 million, respectively.

      During the three and six months ended September 30, 2003, the Company reduced its deferred tax valuation allowance by $0.3 since the Company believes that it is more likely than not that such tax benefit will be realized. During the fourth quarter of fiscal 2003, the Company reduced its deferred tax valuation allowance by $5.8 million. Management has established a valuation allowance for the remainder of the deferred tax asset. Management will continue to assess the realizability of the deferred tax asset at the interim and annual balance sheet dates based upon actual and forecasted operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "believes", "may", "should", "will likely result", "estimates", "projects", "anticipates", "expects" or similar expressions and variations thereof are intended to identify such forward-looking statements. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include uncertainties as to the future sales volume of the Company's products and the pending SEC/U.S Attorney investigation, the Company's dependence on its exclusive North American distributor and on its foreign distributors, the Company's dependence on products and technology, competition, changing economic and competitive conditions in the medical and dental digital radiography markets, dependence on key personnel, the Company's ability to manage growth,, fluctuation in results and seasonality, governmental approvals and investigations, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, potential need for additional financing and other risks and uncertainties, including those detailed in the Company's other filings with the Securities and Exchange Commission.

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

Accounts Receivable

      The Company reports accounts receivable net of reserves for uncollectible accounts. The majority of the Company's accounts receivable (53% and 50%, at September 30, 2003 and March 31, 2003, respectively) are due from its exclusive domestic distributor, Patterson Dental Company ("Patterson"). Other accounts receivable are due from international distributors and agencies of the U.S. military. Credit is extended to distributors on varying terms between 30 and 90 days. Most international credit is underwritten by credit insurance. The Company provides an allowance for doubtful accounts based upon analysis of the accounts receivable aging. The Company writes off accounts receivable when they become uncollectible. Subsequently received payments are credited to operations.

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

Revenue Recognition

      Revenues from sales of the Company's hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is probable. The Company provides its customers with a 30-day return policy but allows for an additional 15 days, and accordingly recognizes allowances for estimated returns by customers pursuant to such policy at the time of shipment. The Company defers revenue from products shipped to its exclusive domestic distributor, until Patterson ships such inventory from its distribution centers. Amounts received from customers in advance of product shipment are classified as deposits from customers. Revenues from the sale of extended warranties on the Company's products are recognized on a straight-line basis over the life of the extended warranty, which is generally for a one-year period. Deferred revenues relate to extended warranty fees paid by customers prior to the performance of extended warranty services, and to certain shipments to Patterson described above. Patterson instituted a policy permitting, under specific circumstances, the exchange of CDR(R) wireless products, sold after October 23, 2003, for wired CDR products. This exchange is allowed for a period of 90 days from the date of installation in the event that external radio-frequency sources cause interference that cannot be resolved. This policy may impact the Company's revenue recognition for the CDR wireless product until the foregoing 90-day period has elapsed.

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

      The following table reconciles aggregate warranty liability for the three and six months ended September 30, 2003 and 2002:

                                                          Three months ended           Six months ended
                                                        ---------------------       ---------------------
                                                                        September 30, 2003
                                                        -------------------------------------------------
                                                          2003          2002          2003          2002
                                                        -------       -------       -------       -------
       Beginning balance...................             $    98       $    87       $    56       $    72
       Warranties issued in period.........                 653           470         1,256         1,038
       Warranties paid in period...........                (653)         (489)       (1,214)       (1,042)
                                                        -------       -------       -------       -------
       Balance end of period...............             $    98       $    68       $    98       $    68
                                                        =======       =======       =======       =======

      The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally one year). Deferred revenues related to extended warranty were $2.5 million and $2.3 million at September 30, 2003 and March 31, 2003, respectively.

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

      A valuation allowance has been established for deferred tax assets for which it is not more likely than not that the deferred tax asset will be realized. At September 30, 2003 the deferred tax asset ($10.7 million) has a partial reserve of $4.6 million, reflecting a reduction in the valuation allowance of $0.3 million during the six months ended September 30, 2003. In assessing the valuation allowance, the Company has considered future taxable income and ongoing tax planning strategies and has determined that it is more likely than not that $5.8 million of the deferred tax asset will be realized. If the Company continues to experience profits, the valuation allowance may be further reduced or if there is deterioration in profits, the valuation allowance may increase.

Contractual Obligations and Commercial Commitments

      The following table summarizes contractual obligations and commercial commitments at September 30, 2003:

                                                                  PAYMENTS DUE BY PERIOD
                                                 ----------------------------------------------------------
                      CONTRACTUAL                            Less Than     1-3         4-5       After 5
                      OBLIGATIONS                  Total      1 year      years       years       years
        ---------------------------------------------------------------------------------------------------
        Operating leases                           $1,889        $477     $1,012        $400          --
        ---------------------------------------------------------------------------------------------------
        Employment agreements                         729         612        117          --          --
        ---------------------------------------------------------------------------------------------------
        Purchase obligations                        2,312       1,286      1,026          --          --
        ---------------------------------------------------------------------------------------------------
        Total Contractual
        Cash Obligations                          $ 4,930     $ 2,375    $ 2,155     $   400          --
        ===================================================================================================

      In connection with its purchase obligations, the Company has opened a letter of credit in the amount of $0.3 million, which expires in November 2003.

Results of Operations

      Net revenues for the three months ended September 30, 2003 increased $1.8 million (26%) to $8.5 million as compared to $6.7 million in fiscal 2003. The increase was due to increased sales of the CDR(R) radiography and intraoral camera products. CDR(R) product sales increased $1.8 million (33%) to $7.1 million (84% of the Company's net revenues) as compared to $5.3 million (80% of the Company's net revenues) in fiscal 2003. The Company believes that the sales increases are a result of increasing acceptance and adoption of its products by dental customers and an increased commitment from its dealers, particularly Patterson. CDR(R) warranty revenue for the three months ended September 30, 2003 increased $35 (3%) to $1.3 million (15% of revenue) from $1.2 million (18% of revenue) in fiscal 2003. Total domestic revenue for the three months ended September 30, 2003 increased $1.2 million (23%) to $6.5 million (76% of revenue) as compared to $5.3 million (79% of revenue) in fiscal 2003. Total international revenue for the three months ended September 30, 2003 increased $0.5 million (35%) to $2.0 million as compared to $1.5 million in fiscal 2003.

      Net revenues for the six months ended September 30, 2003 increased $3.6 million (26%) to $17.2 million as compared to $13.6 million in fiscal 2003. The increase was due to increased sales of the CDR(R) radiography and intraoral camera products. CDR(R) product sales increased $3.4 million (32%) to $14.3 million (80% of the Company's net revenues) as compared to $10.9 million (79% of the Company's net revenues) in fiscal 2003. The Company believes that the sales increases are a result of increasing acceptance and adoption of its products by dental customers. CDR(R) warranty revenue for the six months ended September 30, 2003 was unchanged at $2.5 million (15% and 18% of revenue) in the first six months of fiscal 2004 and fiscal 2003, respectively. Total domestic revenue for the six months ended September 30, 2003 increased $2.4 million (22%) to $13.2 million (77% of revenue) as compared to $10.8 million (79% of revenue) in fiscal 2003. Total international revenue for the six months ended September 30, 2003 increased $1.1 million (38%) to $4.0 million as compared to $2.9 million in fiscal 2003.

      Total cost of sales for the three months ended September 30, 2003 increased $0.1 million (6%) to $2.6 million (31% of net revenue) as compared to $2.5 million (37% of net revenue) in fiscal 2003. The decrease in the relative total cost of sales (5.8%) was due to improved product mix and manufacturing efficiency.

      Total cost of sales for the six months ended September 30, 2003 increased $0.5 million (10%) to $5.3 million (31% of net revenue) as compared to $4.8 million (35% of net revenue) in fiscal 2003. The decrease in the relative total cost of sales (4.3%) was due to improved product mix and manufacturing efficiency.

      Selling and marketing expenses for the three months ended September 30, 2003 increased $0.1 million (6%) to $1.4 million (17% of net revenue) as compared to $1.3 million (20% of net revenue) in fiscal 2003. Increases in commissions and payroll expense were offset by reductions in marketing and trade show expense.

      Selling and marketing expenses for the six months ended September 30, 2003 increased $0.1 million (3%) to $2.9 million (17% of net revenue) as compared to $2.8 million (20% of net revenue) in fiscal 2003. Increases in commissions and payroll expenses were offset by reductions in marketing and trade shows expense.

      General and administrative expenses for the three months ended September 30, 2003, increased $0.2 million (22%) to $1.5 million (18% of net revenue) as compared to $1.3 million (19% of net revenue) in fiscal 2003. The increase in general and administrative expenses was primarily attributable to a non-cash charge to payroll and increases in insurance, provision for doubtful accounts, legal and professional services and other facility costs.

      General and administrative expenses for the six months ended September 30, 2003, increased $0.8 million (35%) to $3.2 million (18% of net revenue) as compared to $2.4 million (17% of net revenue) in fiscal 2003. The increase in general and administrative expenses was primarily attributable to a non-cash charge to payroll and increases in insurance, provision for doubtful accounts, legal and professional services and other facility costs.

      Research and development expenses for the three months ended September 30, 2003 increased $0.3 million (45%) to $0.8 million (10% of net revenue) as compared to $0.6 million (9% of net revenue) in fiscal 2003. The increase was attributable to increases in payroll and research and development materials.

      Research and development expenses for the six months ended September 30, 2003 increased $0.4 million (35%) to $1.7 million (10% of net revenue) as compared to $1.3 million (9% of net revenue) in fiscal 2003. The increase was attributable to increases in payroll and research and development materials.

      Interest expense for the three months ended September 30, 2003 decreased $74 to $2 from $76 in fiscal 2003. The decrease in interest expense was attributable to the June 2003 repayment of the balance of notes payable. Interest income for the three months ended September 30, 2003 increased $9 to $29 from $20. The increase was attributable to an increase in cash held in a money market account.

      Interest expense for the six months ended September 30, 2003 increased $5 to $171 from $166 in fiscal 2003. The increase in interest expense was attributable to the June 2003 repayment of the balance of notes payable and the write-off of deferred finance costs related to that note ($150). Interest income for the six months ended September 30, 2003 increased $6 to $49 from $43 in fiscal 2003. The increase was attributable to an increase in cash held in a money market account.

      As a result of the above items, the Company's net income for the three months ended September 30, 2003 increased $1.2 million (125%) to $2.3 million as compared to $1.0 million in fiscal 2003.

      As a result of the above items, the Company's net income for the six months ended September 30, 2003 increased $1.9 million (81%) to $4.2 million as compared to $2.3 million in fiscal 2003.

Liquidity and Capital Resources

      At September 30, 2003, the Company had $12.1 million in cash, cash equivalents and short-term investments and $14.1 million in working capital, as compared to $7.8 million in cash, cash equivalents and short-term investments and $9.2 million in working capital at March 31, 2003.

      During the six months ended September 30, 2003 cash provided by operations was $5.8 million as compared to $3.1 million in fiscal 2003. Increases in cash were primarily provided by improved operating performance. Sales to a single customer approximated 51% and 44% of net revenue for the six months ended September 30, 2003 and 2002, respectively. Amounts due from that customer approximated 53% and 50% of net accounts receivable at September 30, 2003 and March 31, 2003, respectively, all of which have been substantially collected subsequent to those dates. The increase in net accounts receivable is the result of increased product shipments during the six months ended September 30, 2003 which was offset by a $96 increase to the reserve for doubtful accounts. Capital expenditures remained essentially unchanged at $0.2 million for the six months ended September 30, 2003 and 2002. During the six months ended September 30, 2003, cash used to repay long-term debt increased $0.2 million to $1.5 million as compared to $1.3 million in fiscal 2003. As noted above, the Company repaid its term notes to Greystone in full during June 2003.

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

Revenue Recognition

      In November 2002, the Emerging Issues Task Force reached a consensus opinion of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes EITF 00-21 does not have a material effect on its financial statements.

      In July 2003, the Emerging Issues Task Force reached a consensus opinion of EITF 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software". The consensus clarifies the types of non-software deliverables included in arrangements that contain more-than-incidental software are included within the scope of SOP 97-2. The Company believes EITF 03-5 does not have a material effect on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      None

Item 4. Controls and Procedures

      a) Under the supervision and with the participation of the Company's management, including its chief executive officer and principal financial officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. They have concluded that these disclosure controls provide reasonable assurance that the Company can collect, process and disclose, within the time periods specified in the SEC's rules and forms, the information required to be disclosed in its periodic Exchange Act reports.

      b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings for interim periods of fiscal 1999. Subsequent thereto, the SEC requested the voluntary production of certain documents and the Company provided the SEC with the requested materials. On August 17, 2000 and April 30, 2003, the SEC served subpoenas upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company timely provided the SEC with the subpoenaed materials. The Company has been informed that since January 2002 the SEC and/or the United States Attorney's Office for the Southern District of New York have served subpoenas upon and/or contacted certain individuals, including current and former officers and employees of the Company, and a current Director, in connection with this matter. On June 13, 2002, the Company was advised by counsel to David Schick, the Company's chief executive officer, that the United States Attorney's Office for the Southern District of New York had notified such counsel that Mr. Schick was a target of the United States Attorney's investigation of this matter. The Company has cooperated with the SEC staff and U.S. Attorney's Office.

      On June 11, 2003, the Company and its chief executive officer, David Schick, received notifications from the staff of the SEC of their intention to recommend that the SEC authorize civil enforcement actions against them. The notifications provide that the contemplated actions would allege violations of federal securities law relating to the Company's publicly-filed financial statements, including those for the first three quarters of the Company's fiscal year ended March 31, 1999, restatements of which were filed in March 2000. In connection with the contemplated actions, the staff would ask for authority to seek injunctive relief, civil penalties and a bar against Mr. Schick from serving as an officer or director of a public company. The Company cannot predict the potential outcome of these matters.

      The Company could become a party to a variety of legal actions (in addition to those referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property-related litigation. In addition, because of the nature of its business, the Company may be subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages could be sought. The Company currently has insurance coverage for some of these potential liabilities. The legal proceedings described above and other potential liabilities may not be covered by insurance, insurers may dispute or deny coverage at any time, or the amount of insurance may not be sufficient to cover the damages awarded and/or attorneys' fees incurred. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

Item 2. Changes in Securities and Use of Proceeds

      Not Applicable.

Item 3. Defaults Upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Company held its 2003 Annual Meeting of Stockholders (the "Annual Meeting") on September 3, 2003.

      (b) The following matter concerning the election of Directors was voted upon at the Annual Meeting with the accompanying results:

      Election of Directors:

                                               Number of Votes For         Number of Votes
                                               -------------------             Withheld
                                                                               --------
           Allen Schick                              4,774,110                 347,140
           (New term expires in 2006)

           David Schick                              4,655,110                 466,140
           (New term expires in 2006)

           Uri Landesman                             5,036,325                  84,925
           (New term expires in 2006)

            The other directors of the Company will continue in office for their existing terms, as follows: Euval Barrekette and Jonathan Blank serve in the class whose term expires in 2005 and William K. Hood, Curtis M. Rocca III and Jeffrey T. Slovin serve in the class whose term expires in 2004. Upon the expiration of the term of a class of Directors, the members of such class will be elected for three-year terms at the annual meeting of stockholders held in the year in which such term expires.

      (c) The following additional matter was voted upon at the Annual Meeting held on September 3, 2003 with the following results:

      Ratification of the selection of Grant Thornton LLP as the Company's independent accountants for the fiscal year ending March 31, 2004:

                   Number of votes for:                             4,850,950
                   Number of votes against:                            18,300
                   Number of abstentions:                             252,000

      (d)   Not Applicable.

Item 5. Other Information

      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350.

      32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. ss. 1350.

(b)   Reports on Form 8-K

      1. A Form 8-K was filed on August 8, 2003 and reported on the Company's press release, which announced its first quarter conference call to report the Company's financial results for the first quarter of fiscal year 2004, in Item 5, "Other Events," of said Form 8-K.

      2. A Form 8-K was filed on August 13, 2003 and reported on the Company's press release, which announced its financial results for the first quarter of fiscal year 2004, in Item 12, "Results Of Operations and Financial Condition," of said Form 8-K.

                            SCHICK TECHNOLOGIES, INC.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SCHICK TECHNOLOGIES, INC.


Date: November 11, 2003           By: /S/ David Schick
                                      ------------------------------------------
                                      David B. Schick
                                      Chief Executive Officer


                                  By: /S/ Ronald Rosner
                                      ------------------------------------------
                                      Ronald Rosner
                                      Director of Finance and Administration
                                      (Principal Financial Officer)