Form 10-Q
period 2003-12-31
SCHICK TECHNOLOGIES INC
filed 2004-02-12
CIK 1014507

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003.

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

Yes |_|   No |X|

      As of February 5, 2004, 10,443,753 shares of common stock, par value $.01 per share, were outstanding.

SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of December 31, 2003
                 (unaudited) and March 31, 2003 ..........................      Page 1

                 Consolidated Statements of Operations for the three
                 and nine months ended December 31, 2003 and 2002
                 (unaudited) .............................................      Page 2

                 Consolidated Statements of Cash Flows for the nine
                 months ended December 31, 2003 and 2002 (unaudited) .....      Page 3

                 Notes to Consolidated Financial Statements (unaudited) ..      Page 4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .....................      Page 9

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk .............................................     Page 14

         Item 4. Controls and Procedures .................................     Page 14

PART II. OTHER INFORMATION ...............................................     Page 14

         Item 1. Legal Proceedings .......................................     Page 14

         Item 2. Changes in Securities and Use of Proceeds ...............     Page 15

         Item 3. Defaults Upon Senior Securities .........................     Page 15

         Item 4. Submission of Matters to a Vote of Security Holders .....     Page 15

         Item 5. Other Information .......................................     Page 15

         Item 6. Exhibits and Reports on Form 8-K ........................     Page 16

SIGNATURES ...............................................................     Page 16

CERTIFICATIONS ...........................................................     Page 17

PART I. Financial Information

Item 1. Financial Statements

Schick Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share amounts)

                                                                              December 31,     March 31,
                                                                              ------------     ---------
                                                                                         2003
                                                                              --------------------------
                                                                               (unaudited)
Assets
Current assets
     Cash and cash equivalents .............................................     $ 15,541      $  7,100
     Short-term investments ................................................            9           712
     Accounts receivable, net of allowance for doubtful accounts of $138
         and $42, respectively .............................................        5,161         3,032
     Inventories ...........................................................        3,382         3,039
     Income taxes receivable ...............................................            5            10
     Prepayments and other current assets ..................................          533           421
     Deferred income taxes .................................................        2,861         2,590
                                                                                 --------      --------
              Total current assets .........................................       27,492        16,904
                                                                                 --------      --------
Equipment, net .............................................................        1,621         2,151
Goodwill, net ..............................................................          266           266
Deferred income taxes ......................................................        3,139         2,940
Other assets ...............................................................          259           349
                                                                                 --------      --------
              Total assets .................................................     $ 32,777      $ 22,610
                                                                                 ========      ========

Liabilities and Stockholders' Equity
Current liabilities
     Current maturity of long term debt ....................................     $     --      $  1,503
     Accounts payable and accrued expenses .................................        1,832         1,468
     Accrued salaries and commissions ......................................        1,628         1,080
     Income taxes payable ..................................................          106             4
     Deposits from customers ...............................................           33            31
     Warranty obligations ..................................................          185            56
     Deferred revenue ......................................................        4,348         3,605
                                                                                 --------      --------
              Total current liabilities ....................................        8,132         7,747
                                                                                 --------      --------
Commitments and contingencies ..............................................           --            --
Stockholders' equity
     Preferred stock ($0.01 par value; 2,500,000 shares authorized; none
         issued and outstanding) ...........................................           --            --
     Common stock ($0.01 par value; 50,000,000 shares authorized:
         10,441,980 and 10,206,425 shares issued and outstanding,
         respectively) .....................................................          104           102
     Additional paid-in capital ............................................       43,298        42,618
     Accumulated deficit ...................................................      (18,757)      (27,857)
                                                                                 --------      --------
              Total stockholders' equity ...................................       24,645        14,863
                                                                                 --------      --------
              Total liabilities and stockholders' equity ...................     $ 32,777      $ 22,610
                                                                                 ========      ========

----------

The accompanying notes are an integral part of these financial statements.

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share amounts)

                                                                 Three months ended                  Nine months ended
                                                                    December 31,                        December 31,
                                                               2003              2002              2003              2002
                                                           ------------      ------------      ------------      ------------
Revenue, net .........................................     $     12,124      $      8,816      $     29,301      $     22,470

Cost of sales ........................................            3,063             2,503             8,316             7,160
Excess and obsolete inventory ........................               --               150                --               259
                                                           ------------      ------------      ------------      ------------
Total cost of sales ..................................            3,063             2,653             8,316             7,419
                                                           ------------      ------------      ------------      ------------
         Gross profit ................................            9,061             6,163            20,985            15,051
                                                           ------------      ------------      ------------      ------------

Operating expenses:
     Selling and marketing ...........................            1,655             1,482             4,505             4,257
     General and administrative ......................            1,725             1,179             4,921             3,549
     Research and development ........................              827               663             2,508             1,909
                                                           ------------      ------------      ------------      ------------
         Total operating costs .......................            4,207             3,324            11,934             9,715
                                                           ------------      ------------      ------------      ------------

         Income from operations ......................            4,854             2,839             9,051             5,336
                                                           ------------      ------------      ------------      ------------

Other income (expense)
     Interest income .................................               39                12                88                39
     Interest expense ................................               (9)              (75)             (180)             (241)
     Other income ....................................                4                84               141               100
                                                           ------------      ------------      ------------      ------------
Total other income (expense) .........................               34                21                49              (102)
                                                           ------------      ------------      ------------      ------------

         Income before income taxes ..................            4,888             2,860             9,100             5,234

         Provision for income taxes ..................               34                55                --                85
                                                           ------------      ------------      ------------      ------------

         Net income ..................................     $      4,854      $      2,805      $      9,100      $      5,149
                                                           ============      ============      ============      ============

         Basic earnings per share ....................     $       0.47      $       0.28      $       0.88      $       0.51
                                                           ============      ============      ============      ============
         Diluted earnings per share ..................     $       0.29      $       0.19      $       0.54      $       0.35
                                                           ============      ============      ============      ============
         Weighted average common shares (basic) ......       10,407,356        10,154,059        10,334,431        10,146,069
                                                           ============      ============      ============      ============
         Weighted average common shares (diluted) ....       16,879,982        14,957,659        16,776,152        14,885,888
                                                           ============      ============      ============      ============

----------

The accompanying notes are an integral part of these financial statements.

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

                                                                                Nine months ended
                                                                                  December 31,
                                                                                2003         2002
                                                                              --------      -------
Cash flows from operating activities
Net income ..............................................................     $  9,100      $ 5,149
     Adjustments to reconcile net income to net cash provided by operating activities
              Deferred tax asset ........................................         (470)          --
              Depreciation and amortization .............................          825          962
              Gain from repayment of long-term debt .....................          (50)          --
              Provision for doubtful accounts ...........................           (7)          --
              Provision for excess and obsolete inventory ...............           --          259
              Amortization of deferred financing charges ................          150           84
                      Gain on sale of held to maturity investment .......           --          (45)
              Other .....................................................          282          150
              Changes in assets and liabilities:
                  Accounts receivable ...................................       (2,122)      (1,570)
                  Inventories ...........................................         (343)         (18)
                  Income taxes receivable ...............................            5            3
                  Prepayments and other current assets ..................         (112)        (362)
                  Other assets ..........................................          (80)         (40)
                  Accounts payable and accrued expenses .................        1,012          234
                  Income taxes payable ..................................          102           85
                  Deposits from customers ...............................          (23)          26
                  Warranty obligations ..................................          154          (19)
                  Deferred revenue ......................................          743         (536)
                                                                              --------      -------
                           Net cash provided by operating activities ....        9,166        4,362
                                                                              --------      -------
Cash flows from investing activities
     Proceeds of short-term investments .................................          703          416
     Purchase of short-term investments .................................           --         (671)
     Proceeds of liquidation of investment ..............................           --          169
     Capital expenditures ...............................................         (275)        (368)
                                                                              --------      -------
                           Net cash provided by  (used in ) investing
                               activities ...............................          428         (454)
                                                                              --------      -------
Cash flows from financing activities
     Net proceeds from issuance of common stock .........................          300           23
     Payment of long-term debt ..........................................       (1,453)      (1,837)
                                                                              --------      -------
                           Net cash used in financing activities ........       (1,153)      (1,814)
                                                                              --------      -------

Net increase in cash and cash equivalents ...............................        8,441        2,094

Cash and cash equivalents at beginning of period ........................        7,100        1,622
                                                                              --------      -------
Cash and cash equivalents at end of period ..............................     $ 15,541      $ 3,716
                                                                              ========      =======
Interest paid ...........................................................     $     32      $   153
                                                                              ========      =======
Income taxes paid .......................................................     $     86      $    --
                                                                              ========      =======

----------

The accompanying footnotes are an integral part of these financial statements.

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

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year ending March 31, 2004.

      The consolidated financial statements of the Company, at December 31, 2003, include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated.

Stock-based compensation

      At December 31, 2003, the Company has stock-based compensation plans. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock-based compensation arrangements with employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                 Three months ended           Nine months ended
                                                                                   December 31
                                                               ---------------------------------------------------
                                                                  2003          2002          2003          2002
                                                               ---------     ---------     ---------     ---------
Net income, as reported ..................................     $   4,854     $   2,805     $   9,100     $   5,149
Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax effects ...            70            58           209           173
                                                               ---------     ---------     ---------     ---------
Proforma net income ......................................     $   4,784     $   2,747     $   8,891     $   4,976
                                                               =========     =========     =========     =========
Earnings per share:
     Basic - as reported .................................     $    0.47     $    0.28     $    0.88     $    0.51
                                                               =========     =========     =========     =========
     Basic - proforma ....................................     $    0.46     $    0.27     $    0.86     $    0.49
                                                               =========     =========     =========     =========
     Diluted - as reported ...............................     $    0.29     $    0.19     $    0.54     $    0.35
                                                               =========     =========     =========     =========
     Diluted - proforma ..................................     $    0.28     $    0.18     $    0.53     $    0.33
                                                               =========     =========     =========     =========

2.    Recently Issued Accounting Standards

Accounting for Debt Extinguishments

      In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections" (SFAS 145). Among other provisions, SFAS 145 rescinds

FASB Statement 4, "Reporting Gains and Losses from Extinguishment of Debt". Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. SFAS No. 145 did not have a material effect on the Company's financial statements.

Accounting for Guarantees

      In November 2002, FASB Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002.

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

Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of controlling financial interests ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have any investment or other interest in "variable interest entities".

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

      In July 2003, the Emerging Issues Task Force reached a consensus opinion of EITF 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software". That consensus clarifies the types of non-software deliverables included in arrangements that contain more-than-incidental software that are included within the scope of SOP 97-2. The Company believes that EITF 03-5 does not have a material effect on its financial statements.

3.    Inventories

      Inventories, net of reserves, are comprised of the following:

                                               December 31,  March 31,
                                                         2003
                                               -----------------------
            Raw materials ..................      $2,397      $2,103
            Work-in-process ................         310         241
            Finished goods .................         675         695
                                                  ------      ------
            Total inventories ..............      $3,382      $3,039
                                                  ======      ======

4.    Debt

Secured Term Notes

      In June 2003, the Company and Greystone Funding Corporation ("Greystone") executed an agreement ("Secured Term Note Termination Agreement") terminating the Company's obligation to Greystone. The Company agreed to repay the outstanding principal balance ($779) plus accrued interest in consideration of a $50 principal reduction which is included in "other income." The loan was repaid to Greystone on June 30, 2003.

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

      The following table reconciles aggregate warranty liability for the three and nine months ended December 31, 2003 and 2002:

                                         Three months ended       Nine months ended
                                         ------------------     --------------------
                                                        December 31
                                         -------------------------------------------
                                           2003       2002        2003         2002
                                          -----      -----      -------      -------
      Beginning balance .............     $  98      $  68      $    56      $    72
      Warranties issued in period ...       654        476        1,695        1,382
      Warranties paid in period .....      (567)      (491)      (1,566)      (1,401)
                                          -----      -----      -------      -------
      Balance end of period .........     $ 185      $  53      $   185      $    53
                                          =====      =====      =======      =======

      The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally one year). Deferred revenues related to extended warranties were $2.3 million at December 31, 2003 and March 31, 2003.

6.    Earnings Per Share

      Basic earnings per share are calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options and warrants whose exercise price is less than the average market price during the quarter are exercised at the beginning of the period and the proceeds used by Schick Technologies, Inc. to purchase shares at the average market price for the period. The following is the reconciliation from basic to diluted shares for the three months ended December 31, 2003 and 2002:

                 Three months ended December 31,  Nine months ended December 31,
                        2003          2002              2003          2002
                     ----------    ----------        ----------    ----------
Basic shares ....    10,407,356    10,154,059        10,334,331    10,146,059
Dilutive:
Options .........     1,382,540       851,316         1,389,582       819,209
Warrants ........     5,090,086     3,952,284         5,052,239     3,920,620
                     ----------    ----------        ----------    ----------
Diluted shares ..    16,879,982    14,957,659        16,776,152    14,885,888
                     ==========    ==========        ==========    ==========

      The Company excluded 93,288 and 486,014 options from the computation of diluted earnings per share for the three months ended December 31, 2003 and 2002, respectively, because they are anti-dilutive. The Company excluded 109,187 and 516,809 options from the computation of diluted earnings per share for the nine months ended December 31, 2003 and 2002, respectively, because they are anti-dilutive.

7.    Contingencies and Other

Product Liability

      The Company is subject to the risk of product liability and other liability claims in the event that the use of its products results in personal injury or other claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. The Company maintains insurance coverage related to product liability claims, but there can be no assurance that product or other claims will not exceed its insurance coverage limits, that claims will not be denied, in whole or in part, by insurance carriers, or that insurance will continue to be available on commercially acceptable terms, or at all.

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

      On November 14, 2003, the SEC filed a civil action in the United States District Court for the Eastern District of New York against the Company, its chief executive officer, and its former vice president of sales and marketing. The SEC complaint alleges fraud, and books and records and reporting violations under Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act and various rules promulgated thereunder in connection with the financial statements included in the Company's reports on Form 10-Q for the quarters ended June 30, September 30 and December 31, 1998. The SEC complaint seeks to enjoin the Company from future violations of those provisions of the Exchange Act and the rules thereunder, as well as disgorgement of any ill-gotten gains, which the Company does not believe to be material in amount. With respect to the other defendants, the complaint seeks injunctive relief, civil penalties, disgorgement and an officer/director bar. The Company promptly commenced, and has continued, discussions with the SEC's northeast regional office in an effort to resolve the complaint against the Company. There can be no assurance that those discussions will be successful. The Company will continue to incur significant legal fees and may incur indemnification costs. However, the Company believes that the magnitude of such expenditures will not adversely affect its ongoing business operations.

      The Company cannot predict the potential outcome of these matters and their impact on the Company and, therefore, has made no provision relating to these matters in the accompanying consolidated financial statements.

Other Litigation

      The Company may be a party to a variety of legal actions (in addition to that referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits and intellectual property-related litigation. Because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages may be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

Other

      Sales to a single customer approximated 63% and 60% of net revenue for the three months ended December 31, 2003 and 2002, respectively. Sales to a single customer approximated 58% and 50% of net revenue for the nine months ended December 31, 2003 and 2002, respectively. Amounts due from that customer approximated 74% and 62% of net accounts receivable at December 31, 2003 and March 31, 2003, respectively, all of which have been substantially collected subsequent to those dates.

      The Company's $0.3 million letter of credit for the purchase of inventory expired in January 2004.

8.    Income Taxes

      For the three and nine months ended December 31, 2003, the Company has recorded a current Federal income tax provision of $0.2 million and $0.5 million, respectively, based on the Alternative Minimum Tax method. During the three and nine months ended December 31, 2003, the net deferred tax asset increased by approximately $0.2 million and $0.5 million, respectively. During the three and nine months ended December 31, 2003, the Company reduced its deferred tax valuation allowance by $2.3 million and $3.7 million, respectively, since the Company believes that it is more likely than not that such tax benefit will be realized. Management will continue to assess the realizability of the deferred tax asset at the interim and annual balance sheet dates based upon actual and forecasted operating results.

Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "believes", "may", "should", "will likely result", "estimates", "projects", "anticipates", "expects" or similar expressions and variations thereof are intended to identify such forward-looking statements. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include uncertainties as to the future sales volume of the Company's products and the pending SEC action and U.S. Attorney investigation, the Company's dependence on its exclusive North American distributor and on its foreign distributors, the Company's dependence on products and technology, competition, changing economic and competitive conditions in the medical and dental digital radiography markets, dependence on key personnel, the Company's ability to manage growth, fluctuation in results and seasonality, governmental approvals and investigations, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, potential need for additional financing and other risks and uncertainties, including those detailed in the Company's other filings with the Securities and Exchange Commission.

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

Accounts Receivable

      The Company reports accounts receivable net of reserves for uncollectible accounts. The majority of the Company's accounts receivable (74% and 62%, at December 31, 2003 and March 31, 2003, respectively) are due from its exclusive domestic distributor, Patterson Dental Company ("Patterson"). Other accounts receivable are due from international distributors and agencies of the U.S. military. Credit is extended to distributors on varying terms between 30 and 90 days. Most international credit is underwritten by credit insurance. The Company provides an allowance for doubtful accounts based upon analysis of the accounts receivable aging. The Company writes off accounts receivable when they become uncollectible. Subsequently received payments are credited to operations.

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

Revenue Recognition

      Revenues from sales of the Company's hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is probable. The Company provides its customers with a 30-day return policy but allows for an additional 15 days, and accordingly recognizes allowances for estimated returns by customers pursuant to such policy at the time of shipment. The Company defers revenue from products shipped to its exclusive domestic distributor, until Patterson ships such inventory from its distribution centers. Amounts received from customers in advance of product shipment are classified as deposits from customers. Revenues from the sale of extended warranties on the Company's products are recognized on a straight-line basis over the life of the extended warranty, which is generally a one-year period. Deferred revenues relate to extended warranty fees paid by customers prior to the performance of extended warranty services, to certain shipments to Patterson described above and to the 90-day exchange program for CDR(R) wireless, described below. Patterson instituted a policy permitting, under specific circumstances, the exchange of CDR(R) wireless products, sold after October 23, 2003, for wired CDR(R) products. This exchange is allowed for a period of 90 days from the date of installation in the event that external radio-frequency sources cause interference that cannot be resolved. Accordingly, the Company has deferred recognition of revenue related to Patterson's shipment of the CDR(R) wireless product until the foregoing 90-day period has elapsed.

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

      At December 31, 2003 the net deferred tax asset aggregated $6.0 million (a $0.5 million increase from March 31, 2003), which is net of a valuation allowance of $7.7 million. A valuation allowance has been established for deferred tax assets for which it is not more likely than not that the deferred tax asset would be realized. In assessing the valuation allowance, the Company has considered future taxable income and ongoing tax planning strategies. The valuation allowance decreased by $3.7 million during the nine months ended December 31, 2003 as a result of current year Company profitability.

Seasonality

      In recent years, the third fiscal quarter (i.e., the three-month period ended December 31) has been the period of highest revenues and net income for the Company during each fiscal year. The Company believes that this is the result, in part, of calendar-year-end Federal income tax incentives available to system purchasers.

Contractual Obligations and Commercial Commitments

      The following table summarizes contractual obligations and commercial commitments at December 31, 2003:

      =============================================================================
                                                PAYMENTS DUE BY PERIOD
                                 --------------------------------------------------
           CONTRACTUAL                     Less Than      1-3        4-5    After 5
           OBLIGATIONS           Total       1 year       years     years     years
      -----------------------------------------------------------------------------
      Operating leases           $1,772      $  482      $1,022      $268      --
      -----------------------------------------------------------------------------
      Employment agreements         536         536          --        --      --
      -----------------------------------------------------------------------------
      Purchase obligations        2,460       1,658         802        --      --
      -----------------------------------------------------------------------------
      Total Contractual
      Cash Obligations           $4,768      $2,676      $1,824      $268      --
      =============================================================================

Results of Operations

      Net revenues for the three months ended December 31, 2003 increased $3.3 million (38%) to $12.1 million as compared to $8.8 million in fiscal 2003. The increase was due to increased sales of the CDR(R) radiography and intraoral camera products and also reflects a reduction in revenues from our warranty related upgrade program which has been phased out. CDR(R) product sales increased $3.2 million (43%) to $10.7 million (88% of the Company's net revenues) as compared to $7.5 million (85% of the Company's net revenues) in fiscal 2003. The Company believes that the sales increases are a result of increasing acceptance and adoption of its products by dental customers and an increased commitment from its dealers, particularly Patterson. Warranty revenue for the three months ended December 31, 2003 increased $0.2 million (14%) to $1.3 million (12% of revenue) from $1.1 million (15% of revenue) in fiscal 2003. Total domestic revenue for the three months ended December 31, 2003 increased $2.3 million (32%) to $9.5 million (78% of revenue) as compared to $7.2 million (82% of revenue) in fiscal 2003. Total international revenue for the three months ended December 31, 2003 increased $1.0 million (63%) to $2.6 million (22% of revenue) as compared to $1.6 million (18% of revenue) in fiscal 2003.

      Net revenues for the nine months ended December 31, 2003 increased $6.8 million (30%) to $29.3 million as compared to $22.5 million in fiscal 2003. The increase was due to increased sales of the CDR(R) radiography and intraoral camera products and also reflects a reduction in revenues from our warranty related upgrade program which has been phased out. CDR(R) product sales increased $6.7 million (37%) to $25.1 million (86% of the Company's net revenues) as compared to $18.4 million (82% of the Company's net revenues) in fiscal 2003. The Company believes that the sales increases are a result of increasing acceptance and adoption of its products by dental customers. Warranty revenue for the nine months ended December 31, 2003 increased $0.2 million (4%) to $3.8 million (13% of total revenue) as compared to $3.6 million (16% of revenue) in fiscal 2003. Total domestic revenue for the nine months ended December 31, 2003 increased $4.7 million (26%) to $22.7 million (77% of revenue) as compared to $18.0 million (80% of revenue) in fiscal 2003. Total international revenue for the nine months ended December 31, 2003 increased $2.1 million (48%) to $6.6 million (23% of revenues) as compared to $4.5 million (20% of revenue) in fiscal 2003.

      Total cost of sales for the three months ended December 31, 2003 increased $0.4 million (16%) to $3.1 million (25.3% of net revenue) as compared to $2.7 million (30.1% of net revenue) in fiscal 2003. The decrease in the relative total cost of sales (4.8%) was due to improved product mix and manufacturing efficiency.

      Total cost of sales for the nine months ended December 31, 2003 increased $0.9 million (12%) to $8.3 million (28.4% of net revenue) as compared to $7.4 million (33.0% of net revenue) in fiscal 2003. The decrease in the relative total cost of sales (4.6%) was due to improved product mix and manufacturing efficiency.

      Selling and marketing expenses for the three months ended December 31, 2003 increased $0.2 million (12%) to $1.7 million (14% of net revenue) as compared to $1.5 million (17% of net revenue) in fiscal 2003. Increases in commissions and payroll expenses were offset by reductions in marketing and trade show expenses.

      Selling and marketing expenses for the nine months ended December 31, 2003 increased $0.2 million (6%) to $4.5 million (15% of net revenue) as compared to $4.3 million (19% of net revenue) in fiscal 2003. Increases in commissions and payroll expenses were offset by reductions in marketing and trade shows expenses.

      General and administrative expenses for the three months ended December 31, 2003, increased $0.5 million (46%) to $1.7 million (14% of net revenue) as compared to $1.2 million (13% of net revenue) in fiscal 2003. The increase in general and administrative expenses was primarily attributable to increases in legal costs related primarily to the SEC investigation, insurance, professional services and other facility costs.

      General and administrative expenses for the nine months ended December 31, 2003, increased $1.4 million (39%) to $4.9 million (17% of net revenue) as compared to $3.5 million (16% of net revenue) in fiscal 2003. The increase in general and administrative expenses was primarily attributable to a non-cash compensation and increases in legal costs related primarily to the SEC investigation, insurance, provision for doubtful accounts, professional services and other facility costs.

      Research and development expenses for the three months ended December 31, 2003 increased $0.1 million (25%) to $0.8 million (7% of net revenue) as compared to $0.7 million (8% of net revenue) in fiscal 2003. The increase was attributable to increases in payroll and research and development materials.

      Research and development expenses for the nine months ended December 31, 2003 increased $0.6 million (31%) to $2.5 million (9% of net revenue) as compared to $1.9 million (9% of net revenue) in fiscal 2003. The increase was attributable to increases in payroll and research and development materials.

      Interest expense for the three months ended December 31, 2003 decreased $66 to $9 from $75 in fiscal 2003. The decrease in interest expense was attributable to the Company's June 2003 repayment of the balance of the notes payable. Interest income for the three months ended December 31, 2003 increased $27 to $39 from $12. The increase was attributable to an increase in cash held by the Company in a money market account.

      Interest expense for the nine months ended December 31, 2003 decreased $61 to $180 from $241 in fiscal 2003. The decrease in interest expense was partially attributable to the Company's June 2003 repayment of the balance of the notes payable offset by the write-off of deferred finance costs related to that note ($150). Interest income for the nine months ended December 31, 2003 increased $49 to $88 from $39 in fiscal 2003. The increase was attributable to an increase in cash held in a money market account.

      As a result of the above items, the Company's net income for the three months ended December 31, 2003 increased $2.1 million (73%) to $4.9 million as compared to $2.8 million in fiscal 2003.

      As a result of the above items, the Company's net income for the nine months ended December 31, 2003 increased $4.0 million (77%) to $9.1 million as compared to $5.1 million in fiscal 2003.

Liquidity and Capital Resources

      At December 31, 2003, the Company had $15.6 million in cash, cash equivalents and short-term investments and $19.4 million in working capital, as compared to $7.8 million in cash, cash equivalents and short-term investments and $9.2 million in working capital at March 31, 2003.

      During the nine months ended December 31, 2003 cash provided by operations was $9.2 million as compared to $4.4 million in fiscal 2003. Increases in cash were primarily provided by improved operating performance. Sales to a single customer approximated 58% and 50% of net revenue for the nine months ended December 31, 2003 and 2002, respectively. Amounts due from that customer approximated 74% and 62% of net accounts receivable at December 31, 2003 and March 31, 2003, respectively, all of which have been substantially collected subsequent to those dates. The increase in net accounts receivable is the result of increased product shipments during the nine months ended December 31, 2003. Capital expenditures decreased from $0.4 million to $0.3 million for the nine months ended December 31, 2003. During the nine months ended December 31, 2003, cash used to repay long-term debt decreased $0.3 million to $1.5 million as compared to $1.8 million in fiscal 2003. As noted above, the Company repaid its term notes to Greystone in full during June 2003.

      With regard to the SEC investigation, the Company will continue to incur significant legal fees and may incur indemnification costs. However, the Company does not believe that the magnitude of such expenditures will adversely affect its ongoing business operations.

      Management believes that its existing capital resources and other potential sources of credit are adequate to meet its current cash requirements.

Recently Issued Accounting Standards

Accounting for Debt Extinguishments

      In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections" (SFAS 145). Among other provisions, SFAS 145 rescinds FASB Statement 4, "Reporting Gains and Losses from Extinguishment of Debt". Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. SFAS No. 145 did not have a material effect on the Company's financial statements.

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

Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support for other parties or in which equity investors do not have the characteristics of controlling financial interests ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have any investment or other interest in "variable interest entities".

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

Item 2. Quantitative and Qualitative Disclosures About Market Risk

      None

Item 3. Controls and Procedures

      a) Under the supervision and with the participation of the Company's management, including its chief executive officer and principal financial officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. They have concluded that these disclosure controls provide reasonable assurance that the Company can collect, process and disclose, within the time periods specified in the SEC's rules and forms, the information required to be disclosed in its periodic Exchange Act reports.

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

      On November 14, 2003, the SEC filed a civil action in the United States District Court for the Eastern District of New York against the Company, its chief executive officer, and its former vice president of sales and marketing. The SEC complaint alleges fraud, and books and records and reporting violations under Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act and various rules promulgated thereunder in connection with the financial statements included in the Company's reports on Form 10-Q for the quarters ended June 30, September 30 and December 31, 1998. The SEC complaint seeks to enjoin the Company from future violations of those provisions of the Exchange Act and the rules thereunder, as well as disgorgement of any ill-gotten gains, which the Company does not believe to be material in amount. With respect to the other defendants, the complaint seeks injunctive relief, civil penalties, disgorgement and an officer/director bar. The Company promptly commenced, and has continued, discussions with the SEC's northeast regional office in an effort to resolve the complaint against the Company. There can be no assurance that those discussions will be successful. The Company will continue to incur significant legal fees and may incur indemnification costs. However, the Company does not believe that the magnitude of such expenditures will adversely affect its ongoing business operations.

      The Company cannot predict the potential outcome of these matters and their impact on the Company and, therefore, has made no provision relating to these matters in the accompanying consolidated financial statements.

      The Company could become a party to a variety of legal actions (in addition to those referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, and intellectual property-related litigation. Because of the nature of its business, the Company may be subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages could be sought. The Company currently has insurance coverage for some of these potential liabilities. The legal proceedings described above and other potential liabilities may not be covered by insurance, insurers may dispute or deny coverage at any time, or the amount of insurance may not be sufficient to cover the damages awarded and/or attorneys' fees incurred. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.
            1350.

      32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C.ss. 1350.

(b)   Reports on Form 8-K

      1. A Form 8-K was filed on October 30, 2003 and reported on the Company's press release, which announced its second quarter conference call to report the Company's financial results for the second quarter of fiscal year 2004, in Item 5, "Other Events," of said Form 8-K.

      2. A Form 8-K was filed on November 5, 2003 and reported on the Company's press release, which announced its financial results for the second quarter of fiscal year 2004, in Item 12, "Results Of Operations and Financial Condition," of said Form 8-K.

      3. A Form 8-K was filed on November 18, 2003 and reported on the Company's press release, which announced that the Securities and Exchange Commission had filed a civil action against the Company, its chairman and chief executive officer, and its former director and vice president of sales and marketing, in
Item 5, "Other Events," of said Form 8-K.

                            SCHICK TECHNOLOGIES, INC.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SCHICK TECHNOLOGIES, INC.


Date: February 12, 2004              By: /S/ David Schick
                                         ---------------------------------------
                                         David B. Schick
                                         Chief Executive Officer


                                     By: /S/ Ronald Rosner
                                         ---------------------------------------
                                         Ronald Rosner
                                         Director of Finance and Administration
                                         (Principal Financial Officer)