Form 10-K
period 2004-03-31
SCHICK TECHNOLOGIES INC
filed 2004-06-25
CIK 1014507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition period from ____________ to ____________

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

                           Yes |_|             No |X|

The aggregate market value of Common Stock held by non-affiliates of the registrant as of September 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $57,888,985. Such aggregate market value is computed by reference to the closing sale price of the Common Stock on such date.

   As of June 10, 2004, the number of shares outstanding of the Registrant's
             Common Stock, par value $.01 per share, was 15,028,793

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                Table of Contents

Item of Form 10-K                                                                                               Page
Part I
            Item 1.  Business .................................................................................    1
            Item 2.  Properties ...............................................................................   11
            Item 3.  Legal Proceedings ........................................................................   11
            Item 4.  Submission of Matters to a Vote of Security Holders ......................................   12
Part II
            Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters ................   12
            Item 6.  Selected Financial Data ..................................................................   14
            Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ....   15
            Item 7A. Quantitative and Qualitative Disclosures About Market Risk ...............................   22
            Item 8.  Financial Statements and Supplementary Data ..............................................   22
            Item 9.  Changes in and Disagreements with Accountants On Accounting and Financial Disclosure .....   22
            Item 9A. Controls and Procedures ..................................................................   22
Part III
            Item 10. Directors and Executive Officers of the Registrant .......................................   22
            Item 11. Executive Compensation ...................................................................   27
            Item 12. Security Ownership of Certain Beneficial Owners And Management ...........................   31
            Item 13. Certain Relationships and Related Transactions ...........................................   34
            Item 14. Principal Accountant Fees and Services ...................................................   34
Part IV
            Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................   F-1

FORWARD-LOOKING STATEMENTS

      This Form 10-K Annual Report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Annual Report, words such as "anticipate," "believe," "estimate," "expect," "intend," "objectives," "plans" and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report and the "Risk Factors" set forth in Exhibit 99.1 to this Annual Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

PART I

ITEM 1. BUSINESS

      Schick Technologies, Inc. (the "Company") designs, develops and manufactures innovative digital radiographic imaging systems and devices, which are based on proprietary digital imaging technologies, for the dental and medical markets.

      In the field of dentistry, the Company offers an integrated filmless solution for the dental professional. The Company's major products include:

(i)   the CDR(R) (computed dental radiography) imaging system;

(ii)  Dental Imaging Software;

(iii) CDR Wireless(TM);

(iv)  USBCam(TM);

(v)   CDRPan(R); and

(vi)  CDRPanX(TM).

      The CDR(R) system, which has become a leading product in the field over the past decade, uses an intra-oral sensor to produce instant, full size, high-resolution dental x-ray images on a color computer monitor without the use of film or the need for chemical development. Additionally, CDR(R) dramatically reduces the radiation dose to which a patient may be exposed -- by up to 80% as compared with conventional x-ray film. CDR Wireless(TM), introduced in February 2003, is an innovative wireless instant digital dental x-ray system that combines all of the advantages of digital radiography with greater flexibility and ease of placement. The USBCam(TM), the first intra-oral dental camera to provide full motion video via a standard USB port, was introduced by the Company in July 2002. It fully integrates with the CDR(R) system and eliminates the need for camera power supplies and video capture cards. CDRPan(R), sold since September 1999, eliminates the need for x-ray film in panoramic dental diagnostic procedures and can be easily retrofitted onto existing panoramic dental x-ray machines. CDRPanX(TM) introduced by the Company in November 2003, is an integrated digital panoramic device, which allows for fully digital panoramic dental diagnostic procedures.

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

      The Company's objective is to be the leading provider of innovative, high resolution, cost effective digital radiography products. The Company plans to leverage its technological advantage in the digital imaging field to penetrate a broad range of diagnostic imaging markets. The Company believes that its proprietary technologies and expertise in electronics, imaging software and advanced packaging may enable it to compete successfully in these markets. Key elements of the Company's strategy include (i) expanding market leadership in dental digital radiography; (ii) enhancing the Company's international distribution channels; and (iii) broadening the Company's product offerings.

      The Company's business was founded in 1992 and it was incorporated in Delaware in 1997. On July 7, 1997, the Company completed an initial public offering of its Common Stock. Proceeds to the Company after expenses of the offering were approximately $33,508,000.

      Under generally accepted accounting principles, the Company operates in one reportable segment: digital radiographic imaging systems. Note 1 to the Company's Consolidated Financial Statements summarizes, by percentage, the Company's revenues from its principal products.

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

      Film, however, has certain inherent limitations, including the time, operating expense, inconvenience and uncertainty associated with film processing, as well as the cost of disposal of waste chemicals and the need for compliance with environmental regulations. Furthermore, the radiation dosage levels required to assure adequate image quality in conventional film may raise concerns regarding the health risks associated with exposure to radiation. Also, conventional film images cannot be electronically retrieved from patient records or electronically transmitted to health care providers or insurance carriers at remote locations, a capability which has become increasingly important in today's managed care environment. While certain x-ray scanning systems can convert x-rays into digital form, they add to the time and expense associated with the use of conventional film and do not eliminate the drawbacks of film processing.

      Digital radiography products have been developed to overcome the limitations of conventional film. These systems replace the conventional film cassette with an electronic receptor which directly converts the incident x-rays to digital images.

      Dental Imaging

      In contrast to physicians, who often operate within highly-specialized fields, dentists typically perform their own radiology work. They utilize a significant volume of radiographic products and operate a substantial quantity of radiographic equipment. The Company believes that there is a potential market for approximately 1.1 million digital dental radiography devices worldwide. According to the American Dental Association, there are approximately 150,000 practicing dentists in the United States. The Company believes that each of them, on average, operates 2.5 radiological units, creating a potential market of 375,000 digital dental radiography devices in the United States. In addition, the Company believes that there are approximately 600,000 practicing dentists in the world's major healthcare markets outside of the United States and that each of them, on average, operates 1.25 radiological units, creating a potential market of 750,000 additional devices. According to a survey of United States dentists, reported in Dental Products Report in November 2003, the market penetration for digital dental radiography devices among the survey respondents was 17.1%.

      The Company believes that dentists have a particularly strong motivation to adopt digital radiography. Radiographic examinations are an integral part of routine dental checkups and the dentist is directly involved in the film development process. The use of digital radiography eliminates delays in film processing, thus increasing the dentist's potential revenue stream and efficiency, and reduces overhead expenses. The use of digital radiography also allows dentists to more effectively communicate diagnoses and treatment plans to patients and to easily store and display patients' previous dental x-ray images, which the Company believes have the potential to increase the rate of patients' treatment acceptance and resulting revenues. Finally, the radiation dosage required to produce an intra-oral dental x-ray, which is high when compared with other medical radiographs, can be reduced by up to 80% through the use of digital radiography.

      The Company's principal revenue-generating product is its CDR(R) computed dental radiography imaging system. The Company's CDR(R) system is easy to operate and can be used with any dental x-ray generator. To produce a digital x-ray image using CDR(R), the dentist selects an intra-oral sensor of suitable size and places it in the patient's mouth. The sensor converts the x-rays into a digital image that is displayed on the computer monitor within five seconds and automatically stored as part of the patient's clinical records. CDR(R) system software allows the dentist to perform a variety of advanced diagnostic operations on the image. The sensor can then be repositioned for the next x-ray. As the x-ray dose is significantly lower than that required for conventional x-ray film, concern over the potential health risk posed by multiple x-ray exposures is greatly diminished. The process is easy and intuitive, enabling nearly any member of the dental staff to operate the CDR(R) system with minimal training.

      The Company manufactures wired digital sensors in three sizes which correspond to the three standard sizes of conventional dental x-ray film. Size 0 nominally measures 31 x 22.5 x 5.3mm and is designed for pediatric use; size 1 nominally measures 37.7 x 25 x 5.3mm and is designed for taking anterior dental images; and size 2 nominally measures 43.5 x 30.6 x 5.3mm and is designed for taking bitewing images. All of the Company's CDR(R) sensors can be disinfected using cold solutions or gas. The typical CDR(R) configuration includes a computer, display monitor, size 2 digital sensor, imaging software and a USB remote module.

      In February 2003, the Company announced the introduction of CDR Wireless(TM), which the Company believes to have been the world's first wireless instant dental x-ray system. It allows dentists to produce high-quality instant radiographs with low radiation dosage and without the need for a cable between the intra-oral sensor and computer. The Company currently manufactures Size 1 and Size 2 wireless sensors.

The Size 1 sensor nominally measures 37.7 x 25 x 6.6mm and the Size 2 sensor nominally measures 43.5 x 30.6 x 5.3mm.

      The Company began selling its intra-oral camera, the CDRCam(R), in early 1997 and a redesigned version, the CDRCam 2000, in November 1999. In April 2002, the Company introduced the USBCam(TM), an innovative intra-oral camera which fully integrates with the CDR(R) system to provide color video images of the structures of the mouth. The Company believes that the USBCam(TM) was the world's first intra-oral camera with a direct USB interface. Since their introduction in 1991, intra-oral cameras have become widely accepted in dentistry as a diagnostic, communication and presentation tool.

      In March 1999, the Company commenced the sale of its digital panoramic imaging device, the CDRPan(R). This device, which is designed to be retrofitted into conventional panoramic dental x-ray machines, replaces film with electronic sensors and a computer. This obviates the need for film and provides instantaneous images, thus offering substantial savings in terms of time and costs. Additionally, the CDRPan(R) easily integrates with practice management and other computer software applications. An integrated digital panoramic machine, marketed under the CDRPanX(TM) name, was introduced by the Company in November 2003. It is a stand-alone device that performs digital panoramic imaging for use in dentistry and maxillofacial surgery. The CDRPanX(TM) is currently sold abroad; the Company plans to introduce this product to the U.S. market during fiscal 2005.

      Bone Mineral Density / Fracture Risk Assessment

      Assessment of bone mineral density ("BMD") is an essential component in the diagnosis and monitoring of osteoporosis. Osteoporosis is a disease that causes progressive loss of bone mass which, in serious cases, may result in bone fractures and even death. Until recently, osteoporosis was considered neither treatable nor preventable. Because recognized treatments are now available and because osteoporosis may be preventable if detected in its early stages, the demand for BMD diagnostic equipment has significantly increased. The Company's accuDEXA(R) device is an innovative BMD assessment device used to assist doctors in the diagnosis of low bone density and prediction of fracture risk. The Company believes that this low-cost and precise diagnostic tool assesses BMD more quickly and easily than any comparable product currently on the market, while using a minimal radiation dosage. It is a point-of-treatment tool, designed for use by primary care physicians as part of a patient's physical examination where indicated. In December 1997, the Company received clearance from the United States Food and Drug Administration ("FDA") for marketing the accuDEXA(R) as a BMD assessment device; in June, 1998 and May 2000, the FDA granted the Company additional clearances for its marketing of the accuDEXA(R), respectively, as a predictor of fracture risk and to further clarify issues regarding the collection of the normative database.

      Based on APS technology, accuDEXA(R) is a small self-contained unit capable of instantly assessing the BMD of a specific portion of the patient's hand, a relative indicator of BMD elsewhere in the body. This device is the first BMD assessment instrument that is virtually automatic, requiring little operator intervention or interfacing other than the entry of relevant patient data into a built-in touch sensitive LCD screen. The device requires no external x-ray generator or computer and it exposes the patient to less than 1% of the radiation of a single conventional chest x-ray. To perform a test using the accuDEXA(R), the patient places his or her hand into position and, upon activation by the operator, the device automatically emits two low-dosage x-ray pulses. The patient's bone density and fracture risk information is displayed on the screen in less than 30 seconds.

MANUFACTURING

      The Company's manufacturing facility is located at its headquarters in Long Island City, New York. This facility is subject to periodic inspection by the FDA. The Company assembles its CDR(R) sensors, CDRPan(R) and CDRPanX(TM) sensors, USBCam(TM) intra-oral cameras and accuDEXA(R) bone densitometers at this manufacturing facility. The Company outsources the assembly of certain subassemblies, such as printed circuit boards, plastics and cables, but performs the majority of the final assembly and testing process at its manufacturing facility.

      The Company purchases components for its products from a number of outside vendors. While the Company strives to maintain multiple sources of supply for each component, certain highly specialized components, including semiconductor wafers used in the assembly of sensors, are primarily provided by a single supplier. In these cases, the Company strives to maintain sufficient inventory so as to provide extra time in which to locate an acceptable alternate supplier in the event of a supply interruption. The Company believes that it would be able to locate an acceptable alternate supplier in such event; however, the need to replace a supplier could cause a disruption in the Company's ability to timely deliver its products or increase the Company's costs.

      The Company's quality assurance program includes various quality control measures, from inspection of raw materials, purchased parts and assemblies through in-process and final inspection, and conforms to the guidelines of the International Quality Standard, ISO 9001. In August 1998, the Company was granted ISO 9001 certification and, in September 2003, was granted ISO 9001:2000 certification. Since August 1998, the Company has been subject to semi-annual audits to evaluate its eligibility to maintain such certification.

DEPENDENCE ON CUSTOMERS

      During fiscal 2004, 2003 and 2002, respectively, North American sales of approximately $21.6 million or 55% of total annual sales, $15.4 million or 52% of total annual sales and $9.9 million or 41% of total annual sales, were made to Patterson Dental Company. During fiscal 2004, 2003 and 2002 respectively, sales of approximately $9.9 million, $6.2 million and $6.2 million were made to international customers.

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

      The Company seeks to protect its intellectual property through a combination of patent, trademark and trade secret protection. The Company's future success will depend in part on its ability to obtain and enforce patents for its products and processes, preserve its trade secrets and operate without infringing the proprietary rights of others.

      Patents

      The Company has an active corporate patent program, the goal of which is to secure patent protection for its technology. The Company currently has issued United States patents for an `Intra-Oral Sensor For Computer Aided Radiography', U.S. Patent No. 5,434,418, which expires on October 16, 2012; a `Large Area Image Detector', U.S. Patent No. 5,834,782, which expires on November 20, 2016; a `Method and Apparatus for Measuring Bone Density', U.S. Patent No. 5,852,647, which expires on September 24, 2017; an `Apparatus for Measuring Bone Density Using Active Pixel Sensors', U.S. Patent No. 5,898,753, which expires on June 6, 2017; a `Dental Imaging System with Lamps and Method', U.S. Patent No. 5,908,294, which expires on June 12, 2017; an `X-ray Detection System Using Active Pixel Sensors', U.S. Patent No. 5,912,942, which expires on June 6, 2017; a `Dental Imaging System with White Balance Compensation', U.S. Patent No. 6,002,424, which expires on June 12, 2017; `Dental Radiography Using an Intraoral Linear Array Sensor,' U.S. Patent No. 5,995,583, which expires on November 13, 2016; a `Method for Reading Out Data from an X-Ray Detector,' U.S. Patent No. 6,069,935, which expires on November 2, 2018; and a `Filmless Dental Radiography System Using Universal Serial Bus Port', U.S. Patent No. 6,134,298, which expires on August 7, 2018. In addition, the Company is the licensee of U.S. Patent No. 5,179,579, for a `Radiograph Display System with Anatomical Icon for Selecting Digitized Stored Images', under a worldwide, non-exclusive, fully paid license. The Company also has ten U.S. patent applications currently pending. The Company also seeks foreign patent protection when it deems it to be warranted.

      The Company is the exclusive sub-licensee for use in medical radiography applications of certain patents, patent applications and other know-how (collectively, the "Intellectual Property") related to complementary metal oxide semiconductor ("CMOS") active pixel sensor technology (the "APS Technology"), which was developed by the California Institute of Technology and licensed to Photobit Corp. from which the Company obtained its sub-license. Photobit was subsequently acquired by Micron Technology, Inc., which continues to sublicense the CMOS Intellectual Property to the Company. The Company's exclusive rights to such technology are subject to government rights to use, noncommercial educational and research rights to use by California Institute of Technology and the Jet Propulsion Laboratory, and the right of a third party to obtain a nonexclusive license from the California Institute of Technology with respect to such technology. The Company believes that, except for such third party's exercise of its right to obtain a nonexclusive license to use APS Technology in a field other than medical radiography, none of the foregoing parties have given notice of their exercise of any of their respective rights to the APS Technology. There can be no assurance that this will continue to be the case, and any such exercise could have a material adverse effect on the Company. Additionally, the agreement between the Company and Photobit Corporation required, among other things, that the Company use all commercially reasonable efforts to timely introduce, improve and market and distribute licensed products in various fields. The Company has not introduced licensed products in certain of these fields, and there can be no assurance that the Company will do so in the future. Such failure to introduce licensed products could result in a termination or modification of the Company's rights with respect to the fields in which it has not introduced licensed products, but should not affect the Company's rights with respect to the fields in which it has introduced licensed products.

      Trademarks

      The Company has obtained trademark registrations from the United States Patent and Trademark Office for the marks (i) "CDR" for its digital dental radiography product; (ii) "CDRCam" (both textual and stylized) for its intra-oral camera (iii) "QuickZoom" (both textual and stylized) for a viewing feature in its digital dental radiography product; (iv) "accuDEXA" for its BMD assessment product; and (v) "CDRPan" for its panoramic digital dental radiography product. In addition, the Company has a pending trademark application as well as common law trademark rights in several other names it uses commercially in connection with its products.

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

GOVERNMENT REGULATION

      Products that the Company is currently developing or may develop in the future are likely to require certain forms of governmental clearance, including, but not limited to, marketing clearance by the United States Food and Drug Administration (the "FDA"). The FDA review process typically requires extended proceedings pertaining to product safety and efficacy. The Company believes that its future success will depend to a large degree upon commercial sales of improved versions of its current products and sales of new products; the Company will not be able to market such products in the United States without FDA marketing clearance. There can be no assurance that any products developed by the Company in the future will be given clearance by applicable governmental authorities or that additional regulations will not be adopted or current regulations amended in such a manner as to adversely affect the Company.

      Pursuant to the Federal Food, Drug and Cosmetic Act, as amended (the "FD&C Act"), the FDA classifies medical devices intended for human use into three classes: Class I, Class II, and Class III. In general, Class I devices are products for which the FDA determines that safety and effectiveness can be reasonably assured by general controls under the FD&C Act relating to such matters as adulteration, misbranding, registration, notification, records and reports. The USBCam(TM) is a Class I device.

      Class II devices are products for which the FDA determines that general controls are insufficient to provide a reasonable assurance of safety and effectiveness, and that require special controls such as promulgation of performance standards, post-market surveillance, patient registries or such other actions as the FDA deems necessary. The CDR(R) system, CDRPan(R), CDRPanX(TM) and accuDEXA(R) have been classified as Class II devices.

      Class III devices are devices for which the FDA has insufficient information to conclude that either general controls or special controls would be sufficient to assure safety and effectiveness, and which are life-supporting, life-sustaining, of substantial importance in preventing impairment of human health, or present a potential unreasonable risk of illness or injury. Devices in this class require pre-market approval, as described below. None of the Company's existing products are in the Class III category.

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

      In January 1994, the FDA cleared the Company's 510(k) application for general use and marketing of the CDR(R) system, and in October 2002, cleared the Company's expanded 510(k) application for the CDR wireless product. In November 1996, the FDA cleared the Company's 510(k) application for general use and marketing of the USBCam(TM). In December 1997, the FDA cleared the Company's 510(k) application for general use and marketing of accuDEXA(R). The FDA granted the Company additional clearances in connection with the accuDEXA(R), on June 4, 1998, to market accuDEXA(R) as a predictor of fracture risk, and on May 26, 2000, to further clarify issues regarding the collection of the normative database. In

December 1998 and May 2003, the FDA cleared the Company's 510(k) applications for CDRPan(R) and CDRPanX(TM), respectively.

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

      The Company is currently developing new products for the dental and medical markets. The Company expects to file 510(k) applications with the FDA in connection with its future products. There can be no assurance that the Company will file such 510(k) applications and/or will obtain pre-market clearance for any future products, or that in order to obtain 510(k) clearance, the Company will not be required to submit additional data or meet additional FDA requirements that may substantially delay the 510(k) process and result in substantial additional expense. Moreover, such pre-market clearance, if obtained, may be subject to conditions on marketing or manufacturing, which could impede the Company's ability to manufacture and/or market the product. If the Company is unable to obtain regulatory approval for and market new products and enhancements to existing products, it will have a material adverse effect on the Company.

      The Company's CDR(R) wireless product complies with the relevant technical standards established by the U.S. Federal Communications Commission ("FCC"), as set forth in FCC Rule 15.249. CDR wireless is not subject to any wireless or transmission licensing requirements.

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

      In addition to laws and regulations discussed above, the Company is subject to government regulations applicable to all businesses, including, among others, regulations related to occupational health and safety, workers' benefits and environmental protection. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

      Distribution of the Company's products in countries other than the United States may be subject to regulations in those countries. These regulations vary significantly from country to country; the Company typically relies on its independent distributors in such foreign countries to obtain the requisite regulatory approvals.

      The Company's products bear the "CE Mark," a European Union symbol of compliance with quality assurance standards and with the European Union's Medical Device Directive ("MDD"). In order to market the Company's products in the member countries of the European Union, it is necessary that those products conform to these standards and the MDD. It is also necessary that the Company's products comply with any revisions which may be made to the standards or the MDD. To date, the Company has maintained such compliance.

      The Company has developed and implemented a quality assurance program in accordance with the guidelines of the International Quality Standard, ISO 9001. In August 1998, the Company was granted ISO 9001 certification. The Company's current products also comply with the requirements for the "U.L." 2601-1 (U.S.A.) and "CSA" C22.2 No. 601-1 (Canada) standards and bear the "ETL" mark indicating such compliance.

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

RESEARCH AND DEVELOPMENT

      During fiscal 2004, 2003 and 2002, research and development expenses were $3.3, $2.6 and $2.2 million, respectively.

BACKLOG

      The backlog of orders was approximately $0.8 million at June 10, 2004 and $0.5 million at each of June 3, 2003 and June 1, 2002, respectively. Such figures include approximately $0.4 million, $0.2 million, and $0.4 million of orders on hold pending credit approval at June 3, 2004, June 3, 2003 and June 1, 2002, respectively. Orders included in backlog may generally be cancelled or rescheduled by customers without significant penalty.

EMPLOYEES

      As of June 10, 2004, the Company had 133 full-time employees, engaged in the following capacities: sales and marketing (40); general and administrative
(32); operations (37); and research and development

(24). The Company believes that its relations with its employees are good. No Company employees are represented by a labor union or are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages due to labor disputes.

SALES AND MARKETING

      Dental Products

      In April 2000, the Company and Patterson Dental Company ("Patterson") entered into an exclusive distribution agreement covering the United States and Canada; as of May 1, 2000, the Company began marketing and selling its CDR(R) dental products in the United States and Canada through Patterson. The Company believes that Patterson is one of the largest distributors of dental products in North America, with more than 1,200 field sales personnel in the U.S. and Canada. In addition, the Company has an in-house sales program that focuses on universities and continuing education programs. As of March 31, 2004, CDR(R) had been sold to 47 of the 55 dental schools in the United States. The Company also employs a government sales program to sell directly to the Armed Services, Veterans Administration hospitals, United States Public Health Service and other government-sponsored health institutions.

      The Company currently has 16 area sales manager ("ASM") territories located throughout the United States and one in Canada to interface with and assist Patterson in its sales effort; two individuals manage the ASM staff. In addition, a sales and marketing support staff of seven, based at the Company's offices in New York and at other locations throughout the United States, supports the sales managers and the ASMs by planning events and product seminars and developing promotional and marketing materials.

      In the international market, the Company sells the CDR(R) system via independent regional distributors. There are currently approximately 65 independent CDR(R) dealers, covering about 57 countries. A dedicated in-house staff, as well as four individuals based in Europe, Asia and Latin America, provide the foreign distributors with materials, sales support, technical assistance and training, both in New York and abroad.

      The Company's goal is to develop and introduce new technologies and products while maintaining market leadership in our core domestic business, strengthening and expanding our international distribution network and securing as many productive sales channels as possible.

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

COMPETITION

      Competition relating to the Company's current products is intense and includes various companies, both within and outside of the United States. Many of the Company's competitors are large companies with financial, sales and marketing, and other resources that are substantially greater than those of the Company. In addition, there can be no assurance that the Company's competitors are not currently developing, or will not attempt to develop, technologies and products that are more effective than those of the Company or that would otherwise render the Company's products obsolete or noncompetitive. No assurance can be given that the Company will be able to compete successfully.

      Dental Products

      A number of companies currently sell intra-oral digital dental sensors under various brand names. These include Eastman Kodak Co. ("Trophy"), Gendex Dental Systems ("DenOptix"), Dentrix Dental Systems, Inc. ("ImageRay"), Provisions Dental Systems, Inc. ("Dexis"), Sirona Dental Systems ("Sidexis") and Suni Imaging, Inc. In addition, Gendex, Air Techniques and Soredex Corporation sell storage-phosphor based intra-oral dental systems. The Company believes that its CDR system has thus far competed successfully against other products. If other companies enter the digital radiography field, it may result in a significantly more competitive market in the future. Several companies are involved in the manufacture and sale of intra-oral cameras, including Gendex, Henry Schein, Inc., Digital Doc and Air Techniques. Several companies, including Kodak, Sirona, Signet, Instrumentarium Imaging and Planmeca, manufacture digital panoramic dental devices.

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

ITEM 2. PROPERTIES

      The Company presently leases approximately 50,000 square feet of space in Long Island City, New York. That lease expires in June 2007. The leased space houses our executive offices, sales and marketing headquarters, research and development laboratories and production and shipping facilities. The Company believes that such space will be adequate for its needs for the foreseeable future and that, if such space proves to be inadequate, it will be able to procure additional or replacement space that will be adequate for its needs.

ITEM 3. LEGAL PROCEEDINGS

      The Company and/or certain of its officers and former officers, are involved in the matters described below:

      In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings for interim periods of fiscal 1999. Subsequent thereto, the SEC requested the voluntary production of certain documents and the Company provided the SEC with the requested materials. On August 17, 2000 and April 30, 2003, the SEC served subpoenas upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company timely provided the SEC with the subpoenaed materials. The Company has been informed that since January 2002 the SEC and/or the United States Attorney's Office for the Southern District of New York have served subpoenas upon and/or contacted certain individuals, including current and former officers and employees of the Company, and a current Director, in connection with this matter. On June 13, 2002, the Company was advised by counsel to David Schick, the Company's former chief executive officer, that the United States Attorney's Office for the Southern District of New York had notified such counsel that Mr. Schick was a target of the United States Attorney's investigation of this matter. The Company has cooperated with the SEC staff and U.S. Attorney's Office.

      On November 14, 2003, the SEC filed a civil action in the United States District Court for the Eastern District of New York against the Company, its former chief executive officer, and its former vice president of sales & marketing. The SEC complaint alleges fraud, and books and records and reporting violations under Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act and various rules promulgated thereunder in connection with the financial statements included in the Company's reports on Form 10-Q for the quarters ended June 30, September 30 and December 31, 1998. The SEC complaint seeks to enjoin the Company from future violations of those provisions of the Exchange Act and the rules thereunder, as well as disgorgement of any ill-gotten gains, which the Company does not believe to be material in amount. With respect to the other defendants, the complaint seeks injunctive relief, civil penalties, disgorgement and an officer/director bar.

      In September 2003, the Board of Directors appointed a Special Litigation Committee, consisting of Messrs. Blank (Chair), Hood, Landesman and Rocca, which has oversight responsibility and authority with respect to the SEC/U.S. Attorney matter. The Company promptly commenced discussions with the SEC's northeast regional office in an effort to resolve the complaint against the Company. There can be no assurance that those discussions will continue and/or will be successful. The Company will continue to incur significant legal fees and may incur indemnification costs. However, the Company believes that the magnitude of such expenditures will not adversely affect its ongoing business operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Since January 30, 2002, the Company's Common Stock has been traded on the over-the-counter Bulletin Board under the symbol "SCHK".

      The following table sets forth, for the periods indicated, the high and low bid prices of the Company's Common Stock as quoted on the over-the-counter Bulletin Board for each of the fiscal quarters during the years ended March 31, 2004 and 2003.

Fiscal Year Ended March 31, 2004                              High          Low
--------------------------------                             ------       ------
First Quarter ........................................       $ 8.80       $ 4.30
Second Quarter .......................................       $ 8.58       $ 6.85
Third Quarter ........................................       $ 8.40       $ 6.50
Fourth Quarter .......................................       $12.15       $ 7.05

Fiscal Year Ended March 31, 2003                              High          Low
--------------------------------                             ------       ------
First Quarter ........................................       $ 3.60       $ 2.10
Second Quarter .......................................       $ 3.01       $ 1.10
Third Quarter ........................................       $ 3.00       $ 1.78
Fourth Quarter .......................................       $ 4.75       $ 2.72

      On June 10, 2004, the closing bid and asked prices per share of the Company's Common Stock, as quoted on the over-the-counter Bulletin Board, were $12.05 and $12.40 per share, respectively. Such prices represent quotations between dealers, without dealer mark-up, markdown or commission, and may not represent actual transactions. On June 10, 2004, there were one hundred seventy-one (171) holders of record of the Company's Common Stock. However, the Company believes that the number of beneficial owners of such stock is substantially higher.

      To date, the Company has retained its earnings to finance the growth and development of the Company's business, and has not paid any dividends on its Common Stock. The Company may consider paying dividends in the future, but currently has no plans to do so. The payment of dividends is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors.

Equity Compensation Plan Information

      The following table sets forth the following information, as of March 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance: the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of such options, warrants and rights; and, other than the securities to be issued upon the exercise of such options, warrants and rights, the number of securities remaining available for future issuance under the plan:

---------------------------------------------------------------------------------------------------------------
                                            (a)                     (b)                    (c)
---------------------------------------------------------------------------------------------------------------
Plan category                               Number of               Weighted-average       Number of securities
                                            securities to be        exercise price         remaining available
                                            issued upon             of outstanding         for future issuance
                                            exercise of             options,               under equity
                                            outstanding             warrants and           compensation plans
                                            options,                rights                 (excluding
                                            warrants and                                   securities reflected
                                            rights                                         in column (a))
---------------------------------------------------------------------------------------------------------------
Equity compensation plans approved              2,124,264               $3.36                   1,475,736
by security holders
---------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved
by security holders                                    --                  --                          --
---------------------------------------------------------------------------------------------------------------
Total                                           2,124,264               $3.36                   1,475,736
---------------------------------------------------------------------------------------------------------------

      In addition to the options described in the table above, the Company has outstanding an aggregate of 847,500 warrants, exercisable at an initial exercise price of $0.75 per share, which are held by the Company's CEO, as assignee of Greystone Funding Corporation ("Greystone"). During fiscal 2004, Greystone exercised 4,802,500 warrants. Such warrants, which are described in Note 10 to the Company's Consolidated Financial Statements, were issued by the Company in connection with loan transactions.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data are derived from, and are qualified by reference to, the audited financial statements of the Company for the period indicated. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Financial Statements included in Item 15 of this Report.

Schick Technologies, Inc.
Selected Financial Data

                                                                  Year ended March 31,
                                                2004          2003          2002          2001          2000
                                            --------      --------      --------      --------      --------
                                                         (in thousands, except per share data)
Statement of Operations Data:

Revenue, net                                $ 39,393      $ 29,817      $ 24,399      $ 21,252      $ 21,989

Cost of sales                                 11,310         9,369         8,540         9,736        15,393
Excess and obsolete inventory                    185           259           292           570           898
                                            --------      --------      --------      --------      --------
Total cost of sales                           11,495         9,628         8,832        10,306        16,291
                                            --------      --------      --------      --------      --------
Gross profit                                  27,898        20,189        15,567        10,946         5,698
Operating expenses:
     Selling and marketing                     6,118         5,911         5,291         5,314         7,636
     General and administrative                6,291         5,041         4,148         4,161         7,339
     Research and development                  3,301         2,598         2,176         2,220         2,830
     Bad debt expense (recovery)                 105            --           (93)         (454)           --
     Abandonment of leasehold                     --            --           118           275            --
                                            --------      --------      --------      --------      --------
      Total operating expenses                15,815        13,550        11,640        11,516        17,805
                                            --------      --------      --------      --------      --------
Income (loss) from operations                 12,083         6,639         3,927          (570)      (12,107)
Total other income (expense)                     109          (174)         (839)       (1,068)         (224)
                                            --------      --------      --------      --------      --------
Income (loss) before income taxes             12,192         6,465         3,088        (1,638)      (12,331)
Income tax benefit                             5,917         5,360            --            --            --
                                            --------      --------      --------      --------      --------
      Net income (loss)                     $ 18,109      $ 11,825      $  3,088      $ (1,638)     $(12,331)
                                            ========      ========      ========      ========      ========
      Basic earnings (loss) per share       $   1.69      $   1.17      $   0.30      $  (0.16)     $  (1.23)
                                            ========      ========      ========      ========      ========
      Diluted earnings (loss) per share     $   1.07      $   0.78      $   0.26      $  (0.16)     $  (1.23)
                                            ========      ========      ========      ========      ========

                                                                     As at March 31,
                                                2004          2003          2002          2001          2000
                                            --------      --------      --------      --------      --------
Balance Sheet Data:
Cash and cash equivalents                   $ 20,734      $  7,100      $  1,622      $  2,167      $  1,429
Working capital / (deficiency)                27,400         9,157         1,133        (1,586)          841
Total assets                                  42,743        22,610        11,957        12,646        16,290
Long-term obligations                             --            --         2,039         4,080         6,938
Total liabilities                              7,715         7,747         9,057        12,835        14,974
Retained earnings (accumulated deficit)       (9,748)      (27,857)      (39,682)      (42,770)      (41,132)
Stockholders' equity                          35,028        14,863         2,900          (189)        1,316

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in "Results of Operations" in this Item and elsewhere in this Report. See "ITEM 1 -- Business -- Forward-Looking Statements" and Exhibit 99.1 to this Report.

Overview

      The Company designs, develops and manufactures digital imaging systems for the worldwide dental and medical markets. In the field of dentistry, the Company currently manufactures and markets a variety of digital imaging products including an intra-oral digital radiography system (CDR(R) and CDR Wireless(TM)), a digital panoramic radiography sensor (CDRPan(R)) and integrated device (CDRPanX(TM)) and an intra-oral camera system (USBCam(TM)). The Company has also developed a bone mineral density assessment device (accuDEXA(R)) to assist in the diagnosis and treatment of osteoporosis, which was introduced in December 1997. The Company's revenues during fiscal 2004 were derived primarily from sales of its CDR(R) system.

      The Company records sales revenue upon shipment to international dealers and to end-users in the U.S. In the case of sales made by Patterson, revenue arising from inventory in Patterson's possession is recorded in deferred revenue, and revenue is recognized upon shipment from Patterson's distribution centers. Revenues from the sales of extended warranties are recognized on a straight-line basis over the life of the extended warranty, which is generally a one-year period. The Company utilizes Patterson as the exclusive distributor for sales of its dental products within the United States and Canada. The Company's accuDEXA(R) product is sold through a network of independent sales representatives in the United States. International sales are made primarily through a network of independent foreign distributors. In fiscal 2004, 2003, and 2002, sales to customers within the United States were approximately 75%, 78% and 75% of total revenues, respectively. The Company's international sales are made primarily to distributors in Europe and Asia. All of the Company's sales are primarily denominated in United States dollars.

      Cost of sales consists of raw materials, manufacturing labor, facilities overhead, product support, and warranty costs. Excess and obsolete inventory expense relates to the overstocking or obsolescence of various dies and/or obsolete x-ray inventory that the Company may not use or otherwise salvage.

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

Revenue recognition

      The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Revenues from sales of the Company's hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is probable. The Company provides its exclusive domestic distributor with a 30-day return policy but allows for an additional 15 days, and accordingly recognizes allowances for estimated returns pursuant to such policy at the time of shipment. Revenue from shipments to foreign customers is recognized at the time of shipment in accordance with foreign sales orders. With respect to products shipped to its exclusive domestic distributor, the Company defers revenue until Patterson ships such inventory from its distribution centers. Amounts received from customers in advance of product shipment are classified as deposits from customers. Revenues from the sale of extended warranties on the Company's products are recognized on a straight-line basis over the life of the extended warranty, which is generally a one-year period. Deferred revenues relate to extended warranty fees paid by customers prior to the performance of extended warranty services, to certain shipments to Patterson, as described above, and to the 90-day exchange program for CDR(R) wireless, as follows: Patterson instituted a policy permitting, under specific circumstances, the exchange of CDR(R) wireless products, sold after October 23, 2003, for wired CDR(R) products. This exchange is allowed for a period of 90 days from the date of installation in the event that external radio-frequency sources cause interference that cannot be resolved. Accordingly, the Company has deferred recognition of revenue related to Patterson's shipment of the CDR(R) wireless product until the foregoing 90-day period has elapsed.

Accounts receivable

      The Company primarily sells on open credit terms to Patterson and to the U.S. Government, and upon signed purchase orders to hospitals and universities. The Company's international sales are generally prepaid, guaranteed by irrevocable letter of credit or underwritten by credit insurance. In a limited number of cases, international dealers are granted open credit terms. Warranty shipments are prepaid. Revenue from customers is subject to agreements allowing limited rights of return. Accordingly, the Company reduces revenue recognized for estimated future returns. The estimate of future returns is adjusted periodically based upon historical rates of return. The Company provides an allowance for doubtful accounts based upon its analysis of aged accounts receivable.

Inventories

      Inventories are stated at the lower of cost or market. The cost of inventories is determined principally on the standard cost method for manufactured goods and on the average cost method for other inventories, each of which approximates actual cost on the first-in, first-out ("FIFO") method. The Company establishes reserves for inventory estimated to be obsolete, unmarketable or slow moving inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated or if changes in technology affect the Company's products, additional inventory reserves could be required.

Goodwill and other long-lived assets

      Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and other Intangible Assets". This statement requires that the amortization of goodwill be discontinued and instead an annual impairment approach be applied. The impairment tests were performed upon adoption and are performed annually thereafter (or more often if adverse events occur) and will be based upon a fair value approach rather than an evaluation of undiscounted cash flows. If the asset has been impaired, the resulting charge reflects the excess of the asset's carrying value over the recalculated goodwill. Impairment tests performed in August 2002, March 2003 and March 2004 indicated that goodwill had not been impaired.

      Other long-lived assets, such as patents and property and equipment, are amortized or depreciated over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable, with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If the asset has been impaired, the resulting charge reflects the excess of the asset's carrying cost over its fair value.

      If market conditions become less favorable, future cash flows, the key variable in assessing the impairment of these assets, may decrease and as a result the Company may be required to recognize impairment charges.

Deferred tax asset and income taxes

      Income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statements and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. Through March 31, 2003, a valuation allowance of $11.4 million was established for deferred tax assets for which it was not more likely than not that the deferred tax asset would be realized. During the year ended March 31, 2003 the Company reduced its valuation allowance by $5.8 million. At March 31, 2004, the Company reduced its valuation allowance by $6.6 million, to zero, because it determined that it was more likely than not that the total deferred tax would be realized. During fiscal 2004, 2003 and 2002, the Company's utilization of its net operating losses resulted in a reduction of current taxes in the amount of $4.8 million, $2.7 million and $1.5 million, respectively. In assessing the valuation allowance, the Company has considered future taxable income and ongoing tax planning strategies and has determined that it is more likely than not that the deferred tax asset will be realized. Changes in these circumstances, such as a decline in future taxable income, may result in the reestablishment of a valuation allowance.

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

Litigation and contingencies

      The Company and its subsidiary are from time to time parties to lawsuits and regulatory administrative proceedings arising out of their respective operations. The Company records liabilities when a loss is probable and can reasonably be estimated. The Company believes it has estimated appropriately in the past; however court decisions and/or other unforeseen events could cause liabilities to be incurred in excess of estimates.

      Contractual Obligations and Commercial Commitments

      The following table summarizes contractual obligations and commercial commitments at March 31, 2004:

================================================================================
                                      PAYMENTS DUE BY PERIOD (in thousands)
                                  ----------------------------------------------
                                               Less
CONTRACTUAL                                  than 1        1-3      4-5  After 5
OBLIGATIONS                        Total       year      years    years    years
--------------------------------------------------------------------------------
Operating leases                  $1,655     $  486     $1,032     $137     $ --
--------------------------------------------------------------------------------
Employment
agreements *                         322        322         --       --       --
--------------------------------------------------------------------------------
Purchase obligations               2,102      1,706        396       --       --
--------------------------------------------------------------------------------
Total Contractual
Cash Obligations                  $4,079     $2,514     $1,428     $137     $ --
================================================================================

* Two employment agreements with Company executives, the current CEO and former CEO respectively, are included in this category. Both of these agreements were terminated in June 2004 upon the resignation of the former CEO and the appointment of the current CEO. See "Item 11-- Executive Compensation -- Employment Agreements and Termination of Employment Arrangements." In June 2004, the Company entered into a Consulting and Non-Competition Agreement with its former CEO, and employment agreements with its current CEO and with its Executive Vice-President of Sales and Marketing. These agreements provide for aggregate cumulative payments of $2.5 million, consisting of $724 in fiscal 2005, $932 in fiscal 2006, $741 in fiscal 2007 and $144 in fiscal 2008.

Results Of Operations

      The following table sets forth, for the fiscal years indicated, certain items from the Statement of Operations expressed as a percentage of net revenues:

                                                                Year ended March 31,
                                                             2004        2003        2002
                                                           ------      ------      ------
      Revenue, net                                          100.0%      100.0%      100.0%
                                                           ------      ------      ------
      Cost of sales                                          28.7%       31.4%       35.0%
      Excess and obsolete inventory                           0.5%        0.9%        1.2%
                                                           ------      ------      ------
      Total cost of sales                                    29.2%       32.3%       36.2%
                                                           ------      ------      ------
      Gross profit                                           70.8%       67.7%       63.8%
      Operating expenses:
                           Selling and marketing             15.5%       19.8%       21.7%
                           General and administrative        16.0%       16.9%       17.0%
                           Research and development           8.4%        8.7%        8.9%
                           Bad debt expense (recovery)        0.3%         --        -0.4%
                           Abandonment of leasehold            --          --         0.5%
                                                           ------      ------      ------
                           Total operating costs             40.1%       45.4%       47.7%
                                                           ------      ------      ------
      Operating income                                       30.7%       22.3%       16.1%
      Other income (expense), net                             0.3%       -0.6%       -3.4%
                                                           ======      ======      ======
      Income before tax benefit                              30.9%       21.7%       12.7%
                                                           ======      ======      ======
      Income tax benefit, net                                15.1%       18.0%         --
                                                           ======      ======      ------
      Net income                                             46.0%       39.7%       12.7%
                                                           ======      ======      ======

Fiscal Year Ended March 31, 2004 as Compared to Fiscal Year Ended March 31, 2003

      We design, manufacture and sell innovative digital products for the dental market. Our primary products are sensors that replace film in the x-ray process. Growing acceptance of these products have resulted in double-digit revenue growth in domestic and international markets. In fiscal 2004, we introduced the first digital wireless sensor and a fully integrated digital panoramic machine. Continued acceptance of these and other digital product is important to our success.

      During fiscal 2004, Eastman Kodak Company entered the digital dental market when it acquired PracticeWorks, a practice management company with a digital sensor manufacturing and marketing subsidiary located in France. The entry of Kodak into the market did not adversely affect the Company's revenues or operating margins in fiscal 2004.

      Domestic dental product revenues increased 30% to $23.9 million, or 61% of revenue. Foreign dental product revenues, principally from Europe and Asia, increased 64% to $9.8 million, or 25% of revenue. Management believes that continued improvement in the international distribution network and wider acceptance of the Company's products are the key elements of improving performance. The pace of our international revenue increase far exceeded the 15% decline in the value of the U.S. dollar during the year.

      Operating expenses, with the exception of legal fees, which are principally related to the ongoing SEC/US attorney investigation and SEC civil action, declined as a percent of revenue as the Company leveraged its fixed expense advantage. After several years of increasingly profitable operations, the Company has reduced the reserve for deferred income taxes to zero and recorded a $6.6 million tax benefit at March 31, 2004.

      Total revenue increased $9.6 million (32%) to $39.4 million in fiscal 2004 from $29.8 million in fiscal 2003. The revenue increase was due to higher sales of CDR(R) dental radiography products principally through expansion of sales through its exclusive domestic distributor, Patterson Dental Company ("Patterson") and through foreign distributors, principally in Europe and Asia. Total domestic revenues increased $5.8 million (24%) to $29.4 million (75% of revenue) from $23.6 million (79% of revenue) in fiscal 2003. Total international revenues increased $3.8 million (62%) to $9.9 million (25% of revenue) from $6.2 million (21% of revenue) in fiscal 2003.

      CDR(R) product revenue increased $9.3 million (38%) to $33.7 million (86% of revenue) during fiscal 2004 from $24.4 million (82% of revenue) during fiscal 2003. AccuDEXA(R) product revenue was unchanged at $0.6 million (1% and 2% of revenue during fiscal 2004 and fiscal 2003, respectively). Warranty revenues increased $0.3 million (6%) to $5.1 million (13% of revenue) during fiscal 2004 from $4.8 million (16% of revenue) during fiscal 2003.

      Patterson revenue amounted to 55% and 52% of total revenue in fiscal 2004 and 2003, respectively. No other individual customer exceeded 10% of total revenue. Overall sales returns remained under 0.5% of revenue in fiscal 2004 and 2003, respectively.

      Total cost of sales for fiscal 2004 increased $1.8 million (19%) to $11.5 million (29% of revenue) from $9.7 million (32% of revenue) in fiscal 2003. The relative cost of sales declined as a result of the Company's improved operating efficiency. The Company leveraged fixed overhead over the increase in revenue while improved product mix resulted in higher margins. Additionally, product improvements resulted in an overall reduction of expense in support of its warranty obligations. The Company's provision for excess and obsolete inventory decreased to 0.5% of net revenue in fiscal 2004 from 0.9% in fiscal 2003.

      Selling and marketing expense for fiscal 2004 increased $0.2 million (3%) to $6.1 million (16% of revenue) from $5.9 million (20% of revenue) in fiscal 2003. Increased sales and sales activities resulted in higher payroll and commission expenses.

      General and administrative expense for fiscal 2004 increased $1.3 million (25%) to $6.3 million (16% of revenue) from $5.0 million (17% of revenue) in fiscal 2003. Increases are principally the result of legal fees incurred in connection with the SEC/US attorney investigation and other corporate business, other professional fees, a non-cash payroll charge, higher payroll expense, corporate governance costs and insurance expenses.

      Research and development expense in fiscal 2004 increased $0.7 million (27%) to $3.3 million (8% of revenue) from $2.6 million (9% of revenue) in fiscal 2003. The increase is the result of higher payroll and research-materials expenses related to new and ongoing projects.

      Interest expense in fiscal 2004 decreased $0.1 million (44%) to $0.2 million from $0.3 million in fiscal 2003 due to the Company's June 2003 prepayment of the outstanding balance of its loan from Greystone. The prepayment resulted in the write-off of $0.2 million of deferred interest expense in fiscal 2004. Interest income in fiscal 2004 increased $0.1million to $0.2 million as the Company increased investment in bank certificates of deposit.

      During fiscal 2004, the Company reduced its deferred tax valuation allowance to zero and recorded a $6.6 million income tax benefit. The Company reduced the valuation allowance because it believes it is more likely than not that the net operating loss carryforward will be realized. During fiscal 2004, the Company's utilization of its net operating losses resulted in a reduction of current taxes in the amount of $4.8 million.

      As a result of all of the foregoing items, the Company's net income in fiscal 2004 increased by $6.3 million (53%) to $18.1 million from $11.8 million in fiscal 2003.

Fiscal Year Ended March 31, 2003 as Compared to Fiscal Year Ended March 31, 2002

      Net revenues increased $5.4 million (22%) to $29.8 million in fiscal 2003 from $24.4 million in fiscal 2002. The revenue increase was due to higher sales of CDR(R) dental radiography products principally through expansion of sales through its exclusive domestic distributor, Patterson Dental Company ("Patterson"). Domestic revenues increased $5.3 million (29%) to $23.6 million (79% of net revenue) from $18.3 million (75% of net revenue) in fiscal 2002. International sales increased $0.1 million (0.2%) to $6.2 million (21% of net revenue) from $6.1 million (25% of net revenue) in fiscal 2002.

      CDR(R) product sales increased $5.9 million (32%) to $24.4 million (82% of total revenue) during fiscal 2003 from $18.5 million (76% of total revenue) during fiscal 2002. AccuDEXA(R) product sales decreased $0.2 million (25%) to $0.6 million (2% of total revenue) during fiscal 2003 from $0.8 million (3% of total revenue) during fiscal 2002. Warranty revenues decreased $0.2 million (4%) to $4.8 million (16% of total revenue) during fiscal 2003 from $5.0 million (21% of total revenue) during fiscal 2002.

      Patterson revenue amounted to 52% and 40% of total revenue in fiscal 2003 and 2002, respectively. No other individual customer exceeded 10% of total revenue. Overall sales returns remained at 0.2% of revenue in fiscal 2003 and 2002.

      Total cost of sales for fiscal 2003 increased $0.8 million (9%) to $9.6 million (32% of net revenue) from $8.8 million (36% of net revenue) in fiscal 2002. The decline in relative cost of sales is due to improved operating efficiency as the Company reduced overhead as a result of the consolidation of its facilities into a single location during the first quarter of fiscal 2002 and a shift in product sales mix. Additionally, product improvements resulted in reduced expense in support of its warranty program. The Company's provision for excess and obsolete inventory decreased to 0.9% of net revenue in fiscal 2003 from 1.2% in fiscal 2002.

      Selling and marketing expense for fiscal 2003 increased $0.6 million (12%) to $5.9 million (20% of net revenue) from $5.3 million (22% of net revenue) in fiscal 2002. Increased sales and sales activities resulted in higher payroll, commissions and related travel expenses.

      General and administrative expense for fiscal 2003 increased $0.9 million (22%) to $5.0 million (17% of revenue) from $4.1 million (17% of revenue) in fiscal 2002. Increases are principally the result of higher payroll, travel and insurance expenses.

      Research and development expense in fiscal 2003 increased $0.4 million (19%) to $2.6 million (9% of revenue) from $2.2 million (9% of revenue) in fiscal 2002. The increase is the result of higher payroll and research materials expenses.

      Interest expense in fiscal 2003 decreased $0.7 million (68%) to $0.3 million from $1.0 million in fiscal 2002 due to the Company's July 2001 prepayment of $1 million it had borrowed from Greystone. The prepayment resulted in the write off of $0.4 million of deferred interest expense in fiscal 2002.

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

Liquidity and Capital Resources

      At March 31, 2004, the Company had $20.7 million in cash and cash equivalents, and working capital of $27.4 million, compared to $7.8 million in cash and cash equivalents, and $9.2 million in working capital, at March 31, 2003. The increase in working capital is primarily attributable to the Company's increased operating profit during fiscal 2004.

      During fiscal 2004, cash provided by operations was $13.8 million, as compared to $8.3 million during fiscal 2003. Accounts receivable increased to $4.0 million at March 31, 2004, as compared to $3.0 million at March 31, 2003, due to increased sales activity. The allowance for doubtful accounts increased $96, to $138, at March 31, 2004 from $42 at March 31, 2003, due to a single account which disputed the amount it owes to the Company. The amount due from Patterson which was included in accounts receivable ($2.3 million at March 31, 2004) was fully collected after year-end. Inventories increased to $3.1 million at March 31, 2004, compared to $3.0 million at March 31, 2003. The Company's capital expenditures decreased to $0.3 million in fiscal 2004 from $0.5 million in fiscal 2003. The Company's capital expenditures in fiscal 2004 and 2003 primarily consisted of tooling costs and computer upgrades.

      During the fiscal years ended March 31, 2004 and 2003, the Company made principal payments on long-term debt of $1.5 million and $2.4 million, respectively. The Company prepaid its long-term debt, in full, in June 2003.

      Management believes that its existing capital resources and other potential sources of credit are adequate to meet its current cash requirements.

Off-Balance Sheet Arrangements

      The Company has no off-balance sheet financing arrangements or interests in so-called special purpose entities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is included as a separate section of this Annual Report on Form 10-K, commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DATA

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      a) Under the supervision and with the participation of the Company's management, including its principal executive officer and its principal accounting officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The Directors of the Company are as follows:

Euval Barrekette, Ph.D.       Age 73, has served as a Director of the Company
                              since April 1992 and as a member of the Executive
                              Compensation Committee of the Board of Directors since November 2002. Dr. Barrekette's current term on the Board expires at the Company's Annual
                              Meeting of Stockholders in 2005. Dr. Barrekette is a licensed Professional Engineer in New York
                              State. Since 1986 Dr. Barrekette has been a consulting engineer and physicist. From

                              1984 to 1986 Dr. Barrekette was Group Director of Optical Technologies of the IBM Large Systems Group. From 1960 to 1984 Dr. Barrekette was employed at IBM's T.J. Watson Research Center in various capacities, including Assistant Director of Applied Research, Assistant Director of Computer Science, Manager of Input/Output Technologies and Manager of Optics and Electrooptics. Dr. Barrekette holds an A.B. degree from Columbia College, a B.S. degree from Columbia University School of Engineering, an M.S. degree from its Institute of Flight Structures and a Ph.D. from the Columbia University Graduate Faculties. Dr. Barrekette is a fellow of the American Society of Civil Engineers, a Senior Member of the Institute of Electrical & Electronics Engineers, and a member of The National Society of Professional Engineers, The New York State Society of Professional Engineers, The Optical Society of America and The New York Academy of Science. Dr. Barrekette is the uncle of David B. Schick, the Company's former Chairman and Chief Executive Officer, and the brother-in-law of Dr. Allen Schick.

Jonathan Blank, Esq.          Age 59, has served as a Director of the Company
                              and as a member of the Audit Committee of the Board of Directors since April 2000, as a member of the Executive Compensation Committee of the Board of Directors since November 2002, and as Chairman of the Special Litigation Committee of the Board of Directors since September 2003. Mr.
                              Blank's current term on the Board expires at the Company's Annual Meeting of Stockholders in 2005.
                              Since 1979, Mr. Blank has been a member of the law firm of Preston Gates Ellis & Rouvelas Meeds LLP and a managing partner of the firm since 1995. Mr.
                              Blank holds a J.D. degree from Harvard Law School.

William K. Hood               Age 80, has served as Chairman of the Board of
                              Directors since June 2004, as a Director of the Company and as Chairman of the Audit Committee of the Board of Directors since February 2002, as a member of the Executive Compensation Committee of the Board of Directors since November 2002, and as a member of the Special Litigation Committee of the Board of Directors since September 2003. Mr.
                              Hood's current term on the Board expires at the Company's Annual Meeting of Stockholders in 2004.
                              From 1989 to 1996, Mr. Hood served as a consultant to Harlyn Products, Inc. and as a member of its Board of Directors. From 1983 to 1988, he was
                              Senior Vice-President of American Bakeries
                              Company. From 1981 to 1983, Mr. Hood served as
                              Dean of the Chapman University School of Business and Management. From 1972 to 1980, he was President and Chief Executive Officer of
                              Hunt-Wesson Foods, Inc. Mr. Hood is currently a
                              Trustee of Chapman University.

Uri Landesman                 Age 42, has served as a Director of the Company
                              since January 2003 and from April 1992 to June
                              1997, and as a member of the Executive
                              Compensation and Special Litigation Committees of the Board of Directors since September 2003. Mr.
                              Landesman's current term on the Board expires at the Company's Annual Shareholders Meeting in 2006.
                              Since January 2004, Mr. Landesman has been a
                              Senior Vice President and Director of Global
                              Research at Federated Global Investment Management
                              Corp. and Senior Portfolio Manager since February
                              2003. From July 2001 to January 2003, Mr.
                              Landesman was a Principal and Portfolio Manager at Arlington Capital Management. From April 1999 to
                              June 2001, he was a Principal and Chief Investment
                              Officer at Aaron Fleck & Associates, LLC/A.F.A.
                              Management Partners, L.P. From June 1993 to March
                              1999, Mr. Landesman
                              was employed at J.P. Morgan Investment Management, as Vice-President and Lead Portfolio Manager from
                              February 1997 to March 1999, and as Vice-President and Senior Analyst from June 1993 to January 1997.
                              He holds a B.A. degree from Yeshiva University.

Curtis M. Rocca III           Age 41, has served as a Director of the Company
                              and as a member of the Audit Committee of the Board of Directors since May 2002, as Chairman of the Executive Compensation Committee of the Board of Directors since November 2002, and as a member of the Special Litigation Committee of the Board of Directors since September 2003. Mr. Rocca's current term on the Board expires at the Company's
                              Annual Meeting of Stockholders in 2004. Since
                              2000, Mr. Rocca has been the Chief Executive
                              Officer of Douglas, Curtis & Allyn, LLC. From 1998 to 2000, he served as Chief Executive Officer of Dental Partners, Inc. From 1990 to 1998, Mr. Rocca was Chairman and Chief Executive Officer of
                              Bio-Dental Technologies Corp.

Allen Schick, Ph.D.           Age 69, has served as a Director of the Company
                              since April 1992, and as a member of the Executive
                              Compensation Committee of the Board of Directors since November 2002. Dr. Schick's current term on the Board expires at the Company's Annual Meeting of Stockholders in 2006. Since 1981, Dr. Schick has been a professor at the University of Maryland and, in 2000, was elected "Distinguished
                              University Professor", a title reserved for fewer than 2% of the faculty. Since 1988, Dr. Schick has been a Visiting Fellow at the Brookings
                              Institution. Dr. Schick holds a Ph.D. degree from Yale University. Dr. Schick is the father of David
                              B. Schick, , the Company's former Chairman and
                              Chief Executive Officer, and the brother-in-law of Dr. Barrekette.

Jeffrey T. Slovin             Age 39, has served as the Company's Chief
                              Executive Officer since June 15, 2004 and as its
                              President since December 1999. Mr. Slovin has also served as a Director of the Company since December
                              1999. In addition, from November 2001 to June 15,
                              2004, Mr. Slovin served as the Company's Chief
                              Operating Officer. Mr. Slovin's current term on the Board expires at the Company's Annual Meeting of Stockholders in 2004. Since November 2002, Mr.
                              Slovin has been a member of the Board of Directors of Electronic Global Holdings Ltd. From 1999 to
                              November 2001, Mr. Slovin was a Managing Director of Greystone & Co., Inc. From 1996 to 1999, Mr.
                              Slovin served in various executive capacities at Sommerset Investment Capital LLC, including
                              Managing Director, and as President of Sommerset
                              Realty Investment Corp. During 1995, Mr. Slovin was a Manager at Fidelity Investments Co. From
                              1991 to 1994, Mr. Slovin was Chief Financial
                              Officer of Sports Lab USA Corp. and, from 1993 to
                              1994, was also President of Sports and
                              Entertainment Inc. From 1987 to 1991, Mr. Slovin was an associate at Bear Stearns & Co., Inc., specializing in mergers and acquisitions and corporate finance. Mr. Slovin holds an MBA degree from Harvard Business School.

(b) The following table shows the names and ages of all executive officers of the Company, the positions and offices held by such persons and the period during which each such person has served as an officer. The term of office of each person is generally not fixed since each person serves at the discretion of the Board of Directors of the Company.

                                                                                    Officer
Name                            Age                    Position                      Since
----                            ---                    --------                      -----
Jeffrey T. Slovin.........       39       Chief Executive Officer, President         1999
                                          and Director
Michael Stone.............       51       Executive Vice-President of                2000
                                          Sales & Marketing
Stan Mandelkern...........       44       Vice President of Engineering              1999
Ari Neugroschl............       33       Vice President of Management               2000
                                          Information Systems
Zvi N. Raskin.............       41       Secretary and General Counsel              1992
Will Autz.................       50       Vice President of Manufacturing            2003
Ronald Rosner.............       57       Director of Finance and
                                          Administration                             2000

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

STAN MANDELKERN has served as the Company's Vice President of Engineering since November 1999. From 1998 to 1999, Mr. Mandelkern was the Company's Director of Electrical Engineering, and was a Senior Electrical Engineer at the Company from 1997 to 1998. From 1996 to 1997, Mr. Mandelkern was at Satellite Transmission Systems as Project Leader for the Digital Video Products Group. From 1989 to 1996, Mr. Mandelkern held various design and management positions at Loral Corp. Mr. Mandelkern holds an M.S. Degree in electrical engineering from Syracuse University.

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

      See Item 10(a).

(e) Business Experience

      See Items 10(a) and 10(b).

(f) Involvement in Certain Legal Proceedings

      There are no legal proceedings involving any of the Company's Directors or Officers which are reportable hereunder.

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

      Based solely on a review of the copies of such reports furnished to the Company and written representations from executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors and greater than 10% beneficial owners were complied with, except that seven Form 5's were filed on May 5, 2004 and one Form 5 was filed on May 11, 2004 for the issuance of employee stock options on November 3, 2003 by the Board of Directors to the following executive officers, pursuant to the Company's 1996 Employee Stock Option Plan: Messrs. Mandelkern, Neugroschl, Raskin, Rosner, David Schick, Slovin, Stone and Autz.

Code of Ethics

      On June 2, 2004, by resolution of its Board of Directors, the Company adopted a code of ethics governing the conduct of Company personnel, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is filed as Exhibit 14.1 to this Annual Report.

      In the event that any amendment is made to the code of ethics, and such amendment is applicable to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, the Company shall disclose the nature of any such amendment on its Internet website within five business days following the date of the amendment. In the event that the Company grants a waiver, including an implicit waiver, from a provision of the code of ethics, to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, the Company shall disclose the nature of any such waiver, including the name of the person to whom the waiver is granted and the date of such waiver, on its Internet website within five business days following the date of the waiver. The Company's Internet website address is http://www.schicktech.com.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth certain information concerning compensation received for the fiscal years ended March 31, 2004, 2003 and 2002 by the Company's chief executive officer and each of the four most highly compensated executive officers of the Company whose total salary and other compensation exceeded $100,000 (the "Named Executives") for services rendered in all capacities (including service as a director of the Company) during the year ended March 31, 2004.

Summary Compensation Table

                                                Annual                             Long-Term
                                             Compensation                     Compensation Awards
                                             ------------                     -------------------
                                                                        Other
                                                                        Annual    Securities    All Other
       Name and Principal            Fiscal                            Compensa-  Underlying    Compensa-
            Position                  Year     Salary($)    Bonus($)    tion(1)   Options(2)    tion($)(3)
----------------------------------------------------------------------------------------------------------
David B. Schick                       2004      266,185     100,000        --         7,379        9,041
Former Chief Executive Officer        2003      246,540      90,463        --         8,572        6,708
and Former Chairman of the Board      2002      225,246      50,000        --       160,709        4,362
----------------------------------------------------------------------------------------------------------
Jeffrey T. Slovin                     2004      266,378     100,000        --         7,318        9,690
Chief Executive Officer               2003      246,646      90,463        --         8,502        6,710
and President                         2002       89,430      57,263        --       150,000        1,846
----------------------------------------------------------------------------------------------------------
Michael Stone                         2004      224,700      68,552        --         6,851        9,335
Executive Vice President of           2003      212,487      45,232        --         7,439        5,894
Sales and Marketing                   2002      193,577      48,154        --       135,207        4,491
----------------------------------------------------------------------------------------------------------
Zvi N. Raskin, Esq                    2004      235,532      13,530        --         7,111       12,134
General Counsel and                   2003      222,690      28,025        --         7,793        5,078
Secretary                             2002      204,154      20,000        --        36,018        4,527
----------------------------------------------------------------------------------------------------------
Stan Mandelkern                       2004      172,895      35,031        --         6,606       10,195
Vice President of                     2003      163,241       5,952        --         7,240        4,081
Engineering                           2002      154,615          --        --        30,108        3,865
----------------------------------------------------------------------------------------------------------

(1) Does not include other compensation if the aggregate amount thereof does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus for the named officer.

(2) Represents options to purchase shares of Common Stock granted during fiscal 2004, 2003 and 2002, pursuant to the Company's 1996 Employee Stock Option Plan.

(3) Reflects amounts contributed by the Company in the form of matching contributions to the Named Executive's Savings Plan account during fiscal 2004, 2003 and 2002.

Employment Agreements and Termination of Employment Arrangements

      In May 2004, the Company entered into a Consulting and Non-Competition Agreement with David Schick, effective upon Mr. Schick's resignation in June 2004 as the Company's Chief Executive Officer and Chairman of the Board. The Agreement provides for the termination of Mr. Schick's previous Employment Agreement, described below, and that Mr. Schick is to act as a consultant to the Company for a period of three years. As a consultant, Mr. Schick will be responsible for performing certain specified duties, including the exploration and evaluation of new product ideas and enhancements, evaluating technical issues relating to potential products or entity acquisitions, conducting research and development projects, and providing advice with respect to intellectual property issues. Pursuant to the Agreement, Mr. Schick reports to the Company's Chief Executive Officer. It also provides that during the term of the Agreement, and for a period of two years thereafter, Mr. Schick may not compete with the Company or solicit Company employees, customers or vendors. In addition, Mr. Schick is required to maintain the confidentiality of the Company's proprietary information. Pursuant to the Agreement, Mr. Schick is to be compensated, in full payment for the consulting services to be rendered to the Company and for his non-competition and other covenants contained in the Agreement, in the amount of $28,333 per month for a period of 36 months. In addition, the Agreement provides that 66,307 unvested employee stock options held by Mr. Schick continue to vest.

      In June, 2004, the Company entered into a three-year employment agreement with Jeffrey T. Slovin. Pursuant to the Agreement, Mr. Slovin is employed as the Company's Chief Executive Officer and President. Mr. Slovin's annual base salary is $325,000, $337,000 and $350,000, respectively, during each year of the initial 3-year term of the Agreement. In addition to base salary, Mr. Slovin is eligible to receive a yearly bonus payment based on the Company's year-over-year Earnings-Per-Share growth, as defined in the Agreement. Pursuant to the Agreement, Mr. Slovin was also awarded 400,000 employee stock options which vest in equal monthly increments over a period of 48 months. Additionally, under the Agreement, all Company stock options held by Mr. Slovin will immediately vest in the event that the Company has a change in control or is acquired by another company or entity, or, under certain circumstances, if Mr. Slovin is terminated from employment without cause. In addition, if Mr. Slovin is terminated without cause, the Agreement provides that he shall receive severance payments equal to 12 months' salary and, if applicable, a pro-rated bonus.

      In June, 2004, the Company entered into a two-year employment agreement with Michael Stone. Pursuant to the Agreement, Mr. Stone is employed as the Company's Executive Vice President of Sales and Marketing. Mr. Stone's annual base salary is $250,000 and $260,000, respectively, during each year of the 2-year term of the Agreement. In addition to base salary, Mr. Stone is eligible to receive a yearly bonus payment based on the Company's year-over-year Earnings-Per-Share growth, as defined in the Agreement. Pursuant to the Agreement, Mr. Stone was also awarded 150,000 employee stock options which vest in equal monthly increments over a period of 48 months. Additionally, under the Agreement, all Company stock options held by Mr. Stone will immediately vest in the event that the Company has a change in control or is acquired by another company or entity, or, under certain circumstances, if Mr. Stone is terminated from employment without cause. In addition, if Mr. Stone is terminated without cause, the Agreement provides that he shall receive severance payments equal to 12 months' salary and, if applicable, a pro-rated bonus.

      In January 2002, the Company entered into a two-year employment agreement with Michael Stone, pursuant to which Mr. Stone was employed as the Company's Executive Vice President of Sales and Marketing. Under the Agreement, Mr. Stone's annual base salary was $210,000. In addition to base salary, he was eligible to receive annual merit and/or cost-of-living increases as determined by the Executive Compensation Committee of the Board of Directors. Pursuant to the terms of the employment agreement,

Mr. Stone also received a performance bonus equal to 0.5% of the Company's earnings before income taxes, depreciation and amortization for the 2003 fiscal year. In addition, Mr. Stone received 75,000 employee stock options which vest as follows: 12,500 options upon grant, an additional 25,000 options on January 14, 2003, an additional 25,000 options on January 14, 2004, and the final 12,500 options on January 14, 2005. The Agreement also provides that all unvested Company stock options held by Mr. Stone immediately vest in the event that the Company has a change in control or is acquired by another entity.

      In December 2001, the Company entered into a three-year employment agreement with David Schick, replacing the previous employment agreement between the Company and Mr. Schick, entered into in February 2000. Pursuant thereto, Mr. Schick was employed as Chief Executive Officer of the Company until June 2004. Effective June 15, 2004, Mr. Schick resigned as the Company's Chief Executive Officer and Chairman of the Board, and his December 2001 employment agreement was terminated by mutual consent of the parties. Mr. Schick's initial base annual salary under the Agreement was $242,000. In addition to base salary, Mr. Schick was eligible to receive annual merit or cost-of-living increases as determined by the Executive Compensation Committee of the Board of Directors. Pursuant to the Agreement, Mr. Schick also received an annual increase in base salary, as well as incentive compensation in the form of a bonus, based on the Company's EBITDA. Such incentive compensation was capped at $100,000 per fiscal year. Pursuant to the Agreement, as amended by a letter agreement dated March 4, 2002, Mr. Schick also received 150,000 employee stock options which vest as follows: 50,000 options on December 20, 2002, an additional 50,000 options on December 20, 2003, and the final 50,000 options on December 20, 2004. Additionally, under the Agreement, all Company stock options held by Mr. Schick will immediately vest in the event that the Company has a change in control or is acquired by another company or entity.

      In November 2001, the Company entered into a three-year employment agreement with Jeffrey T. Slovin, which was terminated in June 2004 by mutual consent of the parties, upon the execution of an employment agreement, described above, pursuant to which Mr. Slovin is employed as the Company's President and Chief Executive Officer. Pursuant to the Agreement, Mr. Slovin was employed as President and Chief Operating Officer of the Company until June 2004. Mr. Slovin's initial base annual salary under the Agreement was $240,000. In addition to base salary, Mr. Slovin was eligible to receive annual merit or cost-of-living increases as determined by the Executive Compensation Committee of the Board of Directors. Pursuant to the Agreement, Mr. Slovin also received an annual increase in base salary, as well as incentive compensation in the form of a bonus, based on the Company's EBITDA. Such incentive compensation was capped at $100,000 per fiscal year. Pursuant to the Agreement, Mr. Slovin also received 150,000 employee stock options which vest as follows: 50,000 options on October 31, 2002, an additional 50,000 options on October 31, 2003, and the final 50,000 options on October 31, 2004. Additionally, under the Agreement, all Company stock options held by, or issued to, Mr. Slovin immediately vest in the event that the Company has a change in control or is acquired by another company or entity.

Compensation of Directors

      Directors who are also paid employees of the Company are not separately compensated for any services they provide as directors. In fiscal 2004, each director of the Company who was not a paid employee received an annual retainer of $10,000 as well as $1,000 for each Board meeting attended in person and $1,000 for each committee meeting attended in person. Each committee chairman also received an additional annual retainer of $5,000 for each such chairmanship, and each member of the Audit Committee also received an additional annual retainer of $5,000. The Company was permitted to, but did not, pay such fees in Common Stock. Moreover, directors who are not paid employees of the Company are eligible to receive annual grants of stock options under the Company's Directors Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

      The Executive Compensation Committee reviews and makes recommendations regarding the compensation for top management and key employees of the Company, including salaries and bonuses. The members of the Executive Compensation Committee during the fiscal year ended March 31, 2004 were Euval Barrekette, Jonathan Blank, William K. Hood, Uri Landesman, Curtis M. Rocca, who serves as Chairman, and Allen Schick. None of such persons is an officer or employee, or former officer or employee, of the Company or any of its subsidiaries. Allen Schick and Euval Barrekette are the father and uncle, respectively, of the Company's former Chief Executive Officer. No interlocking relationship existed during the fiscal year ended March 31, 2004, between the members of the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor had any such interlocking relationship existed in the past.

Stock Option Grants

      The following table sets forth information regarding grants of options to purchase Common Stock made by the Company during the year ended March 31, 2004 to each of the Named Executives.

                          Option Grants in Fiscal 2004

                           Individual Grants
                       Number of      Percent of
                       Securities    Total Options
                       Underlying      Granted to    Exercise
                        Options       Employees in     Price      Expiration    Grant Date
Name                   Granted(1)    Fiscal 2004(2)  ($/Share)        Date       Value (3)
----                   ----------    --------------  ---------        ----       ---------
David B. Schick           7,379           4.2%        $  8.25       11/4/08       $29,708
Jeffrey T. Slovin         7,318           4.2%        $  7.50       11/4/13       $30,648
Michael Stone             6,851           3.9%        $  7.50       11/4/13       $28,692
Stan Mandelkern           6,606           3.8%        $  7.50       11/4/13       $27,666
Zvi N. Raskin             7,111           4.1%        $  7.50       11/4/13       $29,781

(1) All the options listed in the above table have the following vesting schedule: 25% shall vest on November 3, 2004, 25% shall vest on November 3, 2005, 25% shall vest on November 3, 2006 and the final 25% shall vest on November 3, 2007.

(2) The Company granted employees options to purchase a total of 175,000 shares of Common Stock in fiscal 2004.

(3) The Company uses the Black-Scholes valuation model to determine the grant date value. Assumptions used to calculate the grant date value include:

                     Volatility                                75%
                     Risk-free interest rate                 1.29%
                     Dividend yield                           None
                     Time of exercise                      4 years

Option Exercises and Year-End Value Table

      The following table sets forth information regarding the exercise of stock options during fiscal 2004 and the number and value of unexercised options held at March 31, 2004 by each Named Executive.

       Aggregated Option Exercises in Fiscal 2004 and Fiscal 2004 Year-End
                                 Option Values

                                                                      Number of
                                                                     Securities                    Value of
                                                                     Underlying                   Unexercised
                                                                    Unexercised                 "In-the-Money"
                                                                     Options at                   Options at
                         Shares                                    March 31, 2004               March 31, 2004
                       Acquired on             Value                Exercisable/                 Exercisable/
Name                   Exercise(#)          Realized ($)           Unexercisable               Unexercisable(1)
----                   -----------          ------------           -------------               ----------------
David B. Schick             --                    --               109,639/67,021             $916,958/471,524
Jeffrey T. Slovin           --                    --               132,125/63,695           $1,180,713/492,713(2)
Michael Stone               --                    --               134,003/40,494            $1,205,126/314,543
Stan Mandelkern             --                    --                62,609/20,025             $498,560/131,672
Zvi N. Raskin               --                    --                30,909/22,512             $101,792/147,864

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $10.05 per share, the closing price per share on March 31, 2004, and the exercise price of the option, multiplied by the applicable number of options.

(2) This chart does not include warrants issued to Mr. Slovin as designee of Greystone. Such warrants are discussed in Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of June 10, 2004 by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director, (iii) each Named Executive of the Company and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock owned by them.

                                                   Number of Shares        Percentage of
      Name                                      Beneficially Owned (1)   Outstanding Shares
      -----                                     ----------------------   ------------------
      Euval S. Barrekette (2)                         178,240(3)                 1.2%
      Jonathan Blank (4)                              190,575(5)                 1.3%
      Greystone Funding Corp. (6)                   4,527,716(7)                30.1%
      William K. Hood (8)                              60,250(9)                   *
      Uri Landesman (10)                              119,600(11)                  *
      Stan Mandelkern (12)                             63,609(13)                  *
      Zvi N. Raskin (12)                              105,911(14)                  *
      Curtis M. Rocca (15)                             32,000(16)                  *
      Allen Schick (17)                               653,824(18)                4.3%
      David B. Schick (19)                          2,292,939(20)               15.1%
      Jeffrey T. Slovin (12)                          996,292(21)                6.5%
      Michael Stone (12)                              211,304(22)                1.4%
      All current executive Officers
        and Directors as a group (23)               4,990,339                   31.4%

*     Less than 1%

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of

      Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of June 10, 2004 are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options or warrants but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(2)   Such person's address is 90 Riverside Drive, New York, New York 10024.

(3) Consists of 115,740 shares held by Dr. Barrekette; 2,500 shares issuable upon the exercise of stock options granted to Dr. Barrekette in July, 1998; 30,000 shares issuable upon the exercise of stock options granted to Dr. Barrekette in June, 2000, pursuant to the 1997 Directors Stock Option Plan and 30,000 shares issuable upon the exercise of stock options granted to Dr. Barrekette in December 2001, pursuant to the 1997 Directors Stock Option Plan.

(4) Such person's business address is c/o Preston Gates Ellis & Rouvelas Meeds LLP, 1735 New York Avenue, N.W., Washington, D.C. 20006.

(5) Consists of 130,575 shares held by Mr. Blank; 30,000 shares issuable upon the exercise of stock options granted to Mr. Blank in June 2000, pursuant to the 1997 Directors Stock Option Plan and 30,000 shares issuable upon the exercise of stock options granted to Mr. Blank in December 2001, pursuant to the 1997 Directors Stock Option Plan.

(6)   Greystone's address is 152 West 57th Street, New York, New York 10019.

(7) Consists of 3,975,216 restricted shares issued upon the cashless exercise of 4,250,000 warrants in March 2004 and 552,500 restricted shares issued upon the exercise, for cash, of 552,500 warrants in March 2004, all of which are subject to a registration rights agreement.

(8)   Such person's address is 1221 W Coast Highway, Newport Beach, CA 92663.

(9) Consists of 30,250 shares held by Mr. Hood and 30,000 shares issuable upon the exercise of stock options granted to Mr. Hood in February 2002, pursuant to the 1997 Directors Stock Option Plan.

(10)  Such person's address is 25 Lovell Road, New Rochelle, New York, NY 10804.

(11) Consists of 89,600 shares held by Mr. Landesman and 30,000 shares issuable upon the exercise of stock options granted to Mr. Landesman in January 2003, pursuant to the 1997 Directors Stock Option Plan.

(12) Such person's business address is c/o Schick Technologies, Inc., 30-00 47th Avenue, Long Island City, New York 11101.

(13) Consists of 1,000 shares held by Mr. Mandelkern; 2,000 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in April 1998; 5,000 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in July 1998; 2,560 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in March 1999; 29,120 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in January 2000; 15,660 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in January 2001; 6,459 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in October 2001 and 1,810 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in November 2002.

(14) Consists of 75,000 shares (the "Shares") issued by the Company to Mr. Raskin on February 6, 2000, which were subject to restrictions on their sale or transfer which have expired; 2,343 shares issuable upon the exercise of stock options granted to Mr. Raskin in July 1997; 2006 shares issuable upon the exercise of options granted to Mr. Raskin in April 1998; 5,000 shares issuable upon the exercise of options granted to Mr. Raskin in July 1998; 10,000 shares issuable upon the exercise of options granted to Mr. Raskin in October 1998, 3,313 shares issuable upon the exercise of options granted to Mr. Raskin in October 2001; 6,300 shares issuable upon the exercise of stock options granted to Mr. Raskin in December 2001 and 1,949 shares issuable upon the exercise of options granted to Mr. Raskin in November 2002.

(15) Such person's business address is c/o Douglas, Curtis & Allyn, LLC, 2998 Douglas Boulevard, Suite 300, Roseville, CA 95661.

(16) Consists of 2,000 shares held by Mr. Rocca and 30,000 shares issuable upon the exercise of stock options granted to Mr. Rocca in July 2002, pursuant to the 1997 Directors Stock Option Plan.

(17) Such person's business address is University of Maryland at College Park, School of Public Affairs, Van Munching Hall, College Park, Maryland 20742-182190.

(18) Consists of 546,524 shares held jointly by Dr. Schick and his wife; 44,800 shares held by Dr. Schick as custodian for the minor children of David Schick; 2,500 shares issuable upon the exercise of stock options granted to Dr. Schick in July 1998; 30,000 shares issuable upon the exercise of stock options granted to Dr. Schick in June, 2000, pursuant to the 1997 Directors Stock Option Plan and 30,000 shares issuable upon the exercise of stock options granted to Dr. Schick in December 2001, pursuant to the 1997 Directors Stock Option Plan. Dr. Schick disclaims beneficial ownership of the 44,800 shares held as custodian.

(19)  Such person's address is 147-48 69th Road, Flushing, New York 11367.

(20) Consists of 1,104,150 shares held by Mr. Schick and 1,079,150 shares held by his wife; 7,496 shares issuable upon the exercise of stock options granted to Mr. Schick in October 2001; 50,000 shares issuable upon the exercise of stock options granted to Mr. Schick in December 2001; 50,000 shares issuable upon the exercise of stock options granted to Mr. Schick in February 2002 and 2,143 shares issuable upon the exercise of stock options granted to Mr. Schick in November 2002.

(21) Consists of 847,500 shares issuable upon the exercise of warrants held by Mr. Slovin (which he received as designee of Greystone); 100,000 shares issuable upon the exercise of stock options granted to Mr. Slovin in November 2001; 2,126 shares issuable upon the exercise of stock options granted to Mr. Slovin in November 2002; 16,666 shares issuable upon the exercise of stock options granted to Mr. Slovin in June 2004;and 30,000 shares issuable upon the exercise of stock options granted to Mr. Slovin in June 2000, pursuant to the 1997 Directors Stock Option Plan.

(22) Consists of 71,050 shares held by Mr. Stone; 25,000 shares issuable upon the exercise of stock options granted to Mr. Stone in January 2000; 18,750 shares issuable upon the exercise of stock options granted to Mr. Stone in January 2001; 18,750 shares issuable upon the exercise of stock options granted to Mr. Stone in December 2001; 7,144 shares issuable upon the exercise of stock options granted to Mr. Stone in October 2001; 62,500 shares issuable upon the exercise of stock options granted to Mr. Stone in January 2002; 1,860 shares issuable upon the exercise of stock options granted to Mr. Stone in November 2002 and 6,250 shares issuable upon the exercise of stock options granted to Mr. Stone in June 2004.

(23) Includes the shares underlying warrants described in Note 21 as well as shares subject to options held by current officers and directors.

      A table containing information, as of March 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance is set forth above. See "Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters -- Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In 1999, in connection with a Loan Agreement with Greystone, the Company issued to Greystone 4,250,000 warrants to purchase the Company's Common Stock, and to Jeffrey T. Slovin, as Greystone's designee, 750,000 warrants to purchase the Company's Common Stock. Mr. Slovin is the Company's Chief Executive Officer and President, pursuant to a written employment agreement, and serves as a Director of the Company. See "Item 11--Executive Compensation -- Employment Agreements and Termination of Employment Arrangements."

      On July 5, 2001, the Company repaid all outstanding advances under the Greystone amended Loan Agreement, together with all unpaid accrued interest thereunder, and concurrently terminated said amended Loan Agreement. On July 12, 2001, the Company and Greystone entered into a Termination Agreement, effective as of March 31, 2001, acknowledging the repayment and termination of the amended Loan Agreement and agreeing that all the Company's obligations thereunder have been fully satisfied. The Company and Greystone further agreed, among other matters, that: (i) five million warrants held by Greystone and its assigns to purchase Common Stock of the Company remained in full force and effect; (ii) the Registration Rights Agreement between Greystone and the Company dated as of December 27, 1999 remains in full force and effect; and (iii) for so long as Jeffrey T. Slovin held the office of President of the Company, the Company shall reimburse Greystone in the amount of $17 monthly. Effective November 1, 2001, Mr. Slovin joined the Company on a full-time basis and left the employ of Greystone, thereby canceling this reimbursement provision of the agreement.

      In addition, in 1999, DVI Financial Services, Inc. ("DVI") provided the Company with notes payable for $6.6 million, secured by first priority liens on substantially all of the Company's assets. See "Item 7 -- Management's Discussion and Analysis -- Liquidity and Capital Resources." Effective August 28, 2000, DVI transferred its rights, title and interest in, to, and under the DVI Notes payable and related loan documents to Greystone. In connection with such transfer, DVI directed the Company to make all remaining payments due under the loan documents to Greystone. Concurrently, DVI transferred 650,000 warrants to purchase the Company's Common Stock to Greystone, of which 97,500 warrants were transferred to Mr. Slovin, as Greystone's designee.

      During the first quarter of fiscal 2004, the Company prepaid to Greystone $396 of outstanding principal of the DVI loan. The April 2003 prepayment constituted full satisfaction of the Company's obligations to Greystone for the period through March 31, 2003, pursuant to an Amendment and Waiver Agreement between the Company and Greystone entered into in March 2003. The loan was repaid in full on June 30, 2003.

      In March 2004, Greystone exercised all of its outstanding warrants. In one transaction Greystone paid $414,000 to acquire 552,500 unregistered shares of common stock. In a second transaction Greystone exercised pursuant to the cashless provisions of its grant of 4,250,000 warrants and received, as a result, 3,975,216 unregistered shares of common stock. The market price of the Company's Common Stock was $11.60 at the date of exercise. The shares acquired by Greystone remain subject to registration rights agreements pursuant to which Greystone may demand that the Company register such shares for resale.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company's annual financial statements for the years ended March 31, 2004 and March 31, 2003, and for review of the financial statements included in the Company's quarterly reports on Form 10-Q during those fiscal years were $ 249,258 and $ 233,103, respectively.

Audit-Related Fees

      For the year ended March 31, 2004, the aggregate fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements were $9,210, relating to other services traditionally performed by independent accountants; no such fees were billed for the year ended March 31, 2003.

Tax Fees

      Fees billed by our auditors for the preparation of corporate income tax returns were $29,380 and $16,250 for the years ended March 31, 2004 and 2003, respectively.

All Other Fees

      For the fiscal years ended March 31, 2004 and 2003, there were no fees incurred by the Company for services rendered by the auditors to the Company, other than the services reported above, in "Audit Fees," "Audit-Related Fees" and "Tax Fees."

Pre-Approval Policies and Procedures

      Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. The Audit Committee, in accordance with Company procedures and pursuant to its Charter, approved all of the services described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                            SCHICK TECHNOLOGIES, INC.

Index to Consolidated Financial Statements                                  F-1
Report of Independent Registered Public Accounting Firm                     F-2
Consolidated Balance Sheets as of March 31, 2004 and 2003                   F-3
Consolidated Statements of Operations for the years ended
    March 31, 2004, 2003 and 2002                                           F-4
Consolidated Statements of Changes in Stockholders' Equity
 for the years ended March 31, 2004, 2003 and 2002                          F-5
Consolidated Statements of Cash Flows for the years ended
    March 31, 2004, 2003 and 2002                                           F-6
Notes to Consolidated Financial Statements                                  F-7
Schedule II/Valuation and Qualifying Accounts                               F-22

Report of Independent Registered Public Accounting Firm

                           To the Board of Directors
                 and Stockholders of Schick Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Schick Technologies, Inc. and subsidiary (the "Company") as of March 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Accounting Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schick Technologies, Inc. and subsidiary as of March 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 of the consolidated financial statements, effective April 1, 2002, the Company changed its method for accounting for goodwill and intangible assets upon the adoption of Statement of Accounting Standards 142, "Goodwill and Other Intangible Assets".

We have also audited Schedule II -- Valuation and Qualifying Accounts of Schick Technologies, Inc. and subsidiary for each of the three years in the period ended March 31, 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ GRANT THORNTON LLP
New York, New York

May 14, 2004,
except for Note 18 and the first paragraph of Note 14, as to which the date is June 10, 2004

Schick Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share amounts)
*

                                                                                             March 31,
                                                                                             ---------
                                                                                        2004          2003
                                                                                      --------      --------
Assets
Current assets
          Cash and cash equivalents                                                   $ 20,734      $  7,100
          Short-term investments                                                            --           712
          Accounts receivable, net of allowance for doubtful accounts of $138 and
                   and $42, respectively                                                 3,982         3,032
          Inventories                                                                    3,057         3,039
          Income taxes receivable                                                            5            10
          Prepayments and other current assets                                             856           421
          Deferred income taxes                                                          6,481         2,590
                                                                                      --------      --------
                           Total current assets                                         35,115        16,904
                                                                                      --------      --------
Equipment, net                                                                           1,405         2,151
Goodwill, net                                                                              266           266
Deferred income taxes                                                                    5,679         2,940
Other assets                                                                               278           349
                                                                                      --------      --------
                           Total assets                                               $ 42,743      $ 22,610
                                                                                      ========      ========

Liabilities and Stockholders' Equity
Current liabilities
          Current maturity of long-term debt                                          $     --      $  1,503
          Accounts payable and accrued expenses                                          1,456         1,468
          Accrued salaries and commissions                                               1,390         1,080
          Income taxes payable                                                             142             4
          Deposits from customers                                                           13            31
          Warranty obligations                                                             210            56
          Deferred revenue                                                               4,504         3,605
                                                                                      --------      --------
                           Total current liabilities                                     7,715         7,747
                                                                                      --------      --------

Commitments and contingencies                                                               --            --
Stockholders' equity
          Preferred stock ($0.01 par value; 2,500,000
                   shares authorized; none issued and outstanding)                          --            --
          Common stock ($0.01 par value; 50,000,000 shares authorized:
                   15,026,470 and 10,206,425 shares issued and outstanding,
                   at March 31, 2004 and 2003, respectively)                               150           102
          Additional paid-in capital                                                    44,626        42,618
          (Accumulated deficit)                                                         (9,748)      (27,857)
                                                                                      --------      --------
                           Total stockholders' equity                                   35,028        14,863
                                                                                      --------      --------
                           Total liabilities and stockholders' equity                 $ 42,743      $ 22,610
                                                                                      ========      ========

----------
*     The accompanying notes are an integral part of these financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
*

                                                                              Year ended March 31,
                                                                    2004              2003              2002
                                                                ------------      ------------      ------------
Revenue, net                                                    $     39,393      $     29,817      $     24,399
                                                                ------------      ------------      ------------
Cost of sales                                                         11,310             9,369             8,540
Excess and obsolete inventory                                            185               259               292
                                                                ------------      ------------      ------------
Total cost of sales                                                   11,495             9,628             8,832
                                                                ------------      ------------      ------------
            Gross profit                                              27,898            20,189            15,567
                                                                ------------      ------------      ------------
Operating expenses:
            Selling and marketing                                      6,118             5,911             5,291
            General and administrative                                 6,291             5,041             4,148
            Research and development                                   3,301             2,598             2,176
            Bad debt expense (recovery)                                  105                --               (93)
            Lease termination                                             --                --               118
                                                                ------------      ------------      ------------

            Total operating expenses                                  15,815            13,550            11,640
                                                                ------------      ------------      ------------
            Income from operations                                    12,083             6,639             3,927
                                                                ------------      ------------      ------------
Other income (expense)
            Other income                                                 138                51               140
            Gain on sale of investment                                    --                45                --
            Interest income                                              153                52                33
            Interest expense                                            (182)             (322)           (1,012)
                                                                ------------      ------------      ------------
                  Total interest and other income (expense)              109              (174)             (839)
                                                                ------------      ------------      ------------
            Income before income taxes                                12,192             6,465             3,088
            Income tax benefit                                         5,917             5,360                --
                                                                ------------      ------------      ------------
            Net income                                          $     18,109      $     11,825      $      3,088
                                                                ============      ============      ============
            Basic earnings per share                            $       1.69      $       1.17      $       0.30
                                                                ============      ============      ============
            Diluted earnings per share                          $       1.07      $       0.78      $       0.26
                                                                ============      ============      ============
            Weighted average common shares (basic)                10,710,742        10,148,991        10,137,209
                                                                ============      ============      ============
            Weighted average common shares (diluted)              16,864,488        15,143,999        11,915,351
                                                                ============      ============      ============

----------
*     The accompanying notes are an integral part of these financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficiency) (In thousands, except share amounts)
*

                                                                                             (Accumulated       Total
                                                       Common Stock            Additional      Deficit)      Stockholders'
                                                 -------------------------      Paid -in       Retained         Equity
                                                   Shares         Amount        Capital        Earnings      (Deficiency)
                                                 ----------     ----------     ----------     ----------      ----------
Balance at March 31, 2001                        10,137,149            101     $   42,480     $  (42,770)     $     (189)
      Issuance of common stock                        1,176             --              1             --               1
      Net profit                                         --             --             --          3,088           3,088
                                                 ----------     ----------     ----------     ----------      ----------
Balance at March 31, 2002                        10,138,325            101         42,481        (39,682)          2,900
      Issuance of common stock                       68,100              1             62             --              63
      Tax benefit of stock options exercised                                           75                             75
      Net profit                                         --             --             --         11,825          11,825
                                                 ----------     ----------     ----------     ----------      ----------
Balance at March 31, 2003                        10,206,425            102         42,618        (27,857)         14,863
      Issuance of common stock                    4,820,045             48            790             --             838
      Tax benefit of stock options exercised                                          463                            463
      Appreciation of variable stock grant                                            655                            655
      Other                                              --             --            100             --             100
      Net profit                                         --             --             --         18,109          18,109
                                                 ----------     ----------     ----------     ----------      ----------
Balance at March 31, 2004                        15,026,470            150     $   44,626     $   (9,748)     $   35,028
                                                 ==========     ==========     ==========     ==========      ==========

----------
*     The accompanying notes are an integral part of these financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows
*(In thousands)

                                                                                              Year ended March 31,
                                                                                          2004          2003          2002
                                                                                      --------      --------      --------
Cash flows from operating activities
         Net income                                                                   $ 18,109      $ 11,825      $  3,088
         Adjustments to reconcile net income to
                net cash provided by operating activities
                       Deferred tax asset                                               (6,630)       (5,530)           --
                       Tax benefit of stock options exercised                              463            75            --
                       Depreciation and amortization                                     1,063         1,289         1,527
                       Gain from repayment of long-term debt                               (50)           --            --
                       Provision for (recovery of) bad debts                               105            --           (93)
                       Provisions for excess and obsolete inventory                        185           259           292
                       Amortization of deferred finance charge                             150           135           169
                       Gain on sale of investment                                           --           (45)           --
                       Interest accretion                                                   --            --           365
                       Non-cash compensation                                               433           222            --
                       Other                                                                --           150           (51)
                       Changes in assets and liabilities:
                              Accounts receivable                                       (1,055)         (220)       (1,742)
                              Inventories                                                 (203)         (493)          723
                              Prepayments and other current assets                        (430)         (115)          (91)
                              Other assets                                                (103)          (58)          (15)
                              Accounts payable and accrued expenses                        620           804          (626)
                              Income taxes payable                                         138             4            --
                              Deposits from customers                                      (43)            1          (453)
                              Warranty obligations                                         179           (16)          (69)
                              Deferred revenue                                             899            26           447
                                                                                      --------      --------      --------
                              Net cash provided by operating activities                 13,830         8,313         3,471
                                                                                      --------      --------      --------
Cash flows from investing activities
         Proceeds of short-term investments                                                712           431             5
         Purchase of short-term investments                                                 --          (671)         (417)
         Proceeds from sale of investment                                                   --           169           662
         Capital expenditures, net                                                        (292)         (476)         (825)
                                                                                      --------      --------      --------
                              Net cash provided by (used in) investing activities          420          (547)         (575)
                                                                                      --------      --------      --------
Cash flows from financing activities
         Issuance of common stock                                                          837            63             1
         Payment of long-term debt                                                      (1,453)       (2,351)       (3,442)
                                                                                      --------      --------      --------
                              Net cash used in financing activities                       (616)       (2,288)       (3,441)
                                                                                      --------      --------      --------

Net increase (decrease) in cash and cash equivalents                                    13,634         5,478          (545)
Cash and cash equivalents at beginning of period                                         7,100         1,622         2,167
                                                                                      --------      --------      --------

Cash and cash equivalents at end of period                                            $ 20,734      $  7,100      $  1,622
                                                                                      ========      ========      ========
Interest paid                                                                         $     32      $    196      $    955
                                                                                      ========      ========      ========
Income taxes paid                                                                     $    111      $     91      $     --
                                                                                      ========      ========      ========

      In March 2004, the Company's former lender exercised 4,802,500 warrants and the Company issued 4,527,716 unregistered shares of common stock.

----------
*     The accompanying notes are an integral part of these financial statements

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

      The Company operates in one reportable segment -- digital radiographic imaging systems. The Company's principal products include the CDR(R) computed digital radiography imaging system and the accuDEXA(R) bone densitometer.

      The following is a summary of the Company's revenues from its principal products (including warranty revenue relating to each respective product):

                                 % Of Total Revenue
                        2004             2003              2002
                        ----             ----              ----
      CDR(R)             98%              98%               97%

      AccuDEXA(R)         2%               2%                3%
                        ---              ---               ---

                        100%             100%              100%
                        ===              ===               ===

2. Summary of Significant Accounting Policies

      Basis of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Schick New York. All material intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions relate to the allowance for doubtful accounts, allowances for estimated sales returns, estimated costs of initial warranties, and the valuation allowance on deferred tax assets. Management has exercised reasonable judgment in deriving these estimates. However, actual results could differ from these estimates. Consequently, an adverse change in conditions could affect the Company's estimates.

      Cash Equivalents

      Cash equivalents consist of short-term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost. At March 31, 2004, cash balances in excess of FDIC insurance approximates $20.5 million.

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

      Accounts Receivable

      The Company reports accounts receivable net of reserves for uncollectible accounts. The majority of the Company's accounts receivable (58% and 62%, at March 31, 2004 and 2003, respectively) are due from its exclusive domestic distributor, Patterson Dental Company ("Patterson"). Other accounts receivable are due from international distributors and agencies of the US military. Credit is extended to distributors on varying terms between 30 and 90 days. Most international credit is underwritten by credit insurance. The Company provides an allowance for doubtful accounts based upon analysis of the accounts receivable aging. The Company writes off accounts receivable when they become uncollectible. Subsequently received payments are credited to operations.

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

      Revenue Recognition

      The Company recognizes revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Revenues from sales of the Company's hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is probable. The Company provides its exclusive domestic distributor with a 30-day return policy but allows for an additional 15 days, and accordingly recognizes allowances for estimated returns pursuant to such policy at the time of shipment. Revenue from shipments to foreign customers is recognized at the time of shipment in accordance with foreign sales orders. With respect to products shipped to its exclusive domestic distributor, the Company defers revenue until Patterson ships such inventory from its distribution centers. Amounts received from customers in advance of product shipment are classified as deposits from customers. The Company records as revenue shipping and handling charges invoiced to customers. The cost of shipping and handling is recorded in cost of sales. Revenues from the sale of extended warranties on the Company's products are recognized on a straight-line basis over the life of the extended warranty, which is generally a one-year period. Deferred revenues relate to extended warranty fees paid by customers prior to the performance of extended warranty services, to certain shipments to Patterson, as described above, and to the 90-day exchange program for CDR(R) wireless, as follows: Patterson instituted a policy permitting, under specific circumstances, the exchange of CDR(R) wireless products, sold after October 23, 2003, for wired CDR(R) products. This exchange is allowed for a period of 90 days from the date of installation in the event that external radio-frequency sources cause interference that cannot be resolved.

Accordingly, the Company has deferred recognition of revenue related to Patterson's shipment of the CDR(R) wireless product until the foregoing 90-day period has elapsed.

      Advertising Costs

      Advertising costs included in selling and marketing expenses are expensed as incurred and were $437, $568 and $492, for the years ended March 31, 2004, 2003, and 2002, respectively.

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

      The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally one year). Deferred revenues related to extended warranty were $2.4 million and $2.3 million at March 31, 2004 and 2003, respectively. Services costs are expensed as incurred.

      Research and Development

      Research and development costs consist of expenditures covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses. Research and development costs are expensed as incurred. Software development costs for external use software incurred after the establishment of technological feasibility are capitalized and amortized to cost of revenues on a straight-line basis over the expected useful life of the software. Software development costs incurred prior to the attainment of technological feasibility are considered research and development and are expensed as incurred. Costs of software developed for internal use incurred during the development of the application are capitalized and amortized to operating expense on a straight-line basis over the expected useful life of the software. The Company did not capitalize any software development costs during 2004, 2003 and 2002.

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

      Fair Value of Financial Instruments

      The carrying value of cash and cash equivalents, accounts receivable, accounts payable and debt approximates fair value due to the relatively short maturity associated with the Company's cash, accounts receivable and accounts payable and the interest rates associated with its debt.

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

      Stock-based compensation

      At March 31, 2004, the Company has stock-based compensation plans which are described more fully in Note 14. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations". No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                           Year ended March 31,
                                                                    2004           2003           2002
                                                                 ----------     ----------     ----------
Net income, as reported                                          $   18,109     $   11,825     $    3,088
Deduct: Total stock-based employee compensation
        expense determined under fair value based method for
        all awards, net of related tax effects                          359            476            474
                                                                 ----------     ----------     ----------
Pro forma net income                                             $   17,750     $   11,349     $    2,614
                                                                 ----------     ----------     ----------
Earnings per share:
                                        Basic-as reported        $     1.69     $     1.17     $     0.30
                                                                 ----------     ----------     ----------
                                        Basic-pro forma          $     1.66     $     1.12     $     0.26
                                                                 ----------     ----------     ----------
                                        Diluted-as reported      $     1.07     $     0.78     $     0.26
                                                                 ----------     ----------     ----------
                                        Diluted-pro forma        $     1.05     $     0.75     $     0.22
                                                                 ----------     ----------     ----------

      Reclassifications

      Certain reclassifications have been made to the prior years' financial statements to conform to the current presentation.

3. Recently Issued Accounting Standards

      Revenue Recognition

      In November 2002, the Emerging Issues Task Force reached a consensus opinion of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes." The adoption of EITF 00-21 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      Accounting for Certain Financial Instruments

      In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS150, "Accounting for Certain Financial Instruments with Characteristic of both Liabilities and Equity". It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatorily redeemable noncontrolling interests). For all instruments that existed prior to May 31, 2003, SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatorily redeemable noncontrolling interests). For mandatorily redeemable noncontrolling interests, the FASB has deferred certain provisions of SFAS 150. The adoption of SFAS 150 did not have a material effect on our consolidated financial position, results of operations or cash flows.

      Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," as amended by FIN No. 46(R) in December 2003. FIN 46(R) requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risk among the parties involved. The provisions of FIN No. 46(R) are effective immediately for those variable interest entities created after January 31, 2003. The provisions were effective for the quarter ended September 30, 2003 for those variable interest entities held prior to February 1, 2003. The Company does not currently have any variable interest entities as defined in FIN No. 46(R). Consequently, the adoption of FIN No. 46(R) had no material impact on the Company's results of operations, financial position or cash flows.

4. Accounting for Business Combinations, Intangible Assets and Goodwill

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged, shall be recognized as assets apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

      The Company continued to amortize under its then current method until March 31, 2002. Thereafter, annual goodwill amortization of $107 is no longer recognized. In August 2002, the Company performed a transitional fair value based impairment test and in, March 2004 and 2003, performed annual fair value impairment tests. These tests indicate that the fair value is greater than the recorded value of goodwill. Therefore the Company's goodwill was not impaired during the year ended March 31, 2004 and 2003.

      The adjustment of previously reported net income and earnings per share represents the recorded amortization of goodwill. The impact on net income and basic and diluted earnings per share for the years ended March 31, 2004, 2003 and 2002 are set forth below:

                                                             Year ended March 31

                                                     2004           2003           2002
                                                  -----------    -----------    -----------
Reported net income                               $    18,109    $    11,825    $     3,088
Add back of goodwill amortization                          --             --            107
                                                  -----------    -----------    -----------
Adjusted net income                               $    18,109    $    11,825    $     3,195
                                                  ===========    ===========    ===========
Basic and diluted earnings per share:
        Basic net income                          $      1.69    $      1.17    $      0.30
                                                  ===========    ===========    ===========
        Diluted net income                        $      1.07    $      0.78    $      0.26
                                                  ===========    ===========    ===========
After effect of change in accounting principle
            Basic net income                      $      1.69    $      1.17    $      0.32
                                                  ===========    ===========    ===========
            Diluted net income                    $      1.07    $      0.78    $      0.27
                                                  ===========    ===========    ===========

5. Earnings Per Share

      Basic earnings per share ("Basic EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. The following table is the reconciliation from basic to diluted shares for the years ended March 31, 2004, 2003 and 2002.

                                              Year Ended March 31,

                                    2004              2003              2002
                                  ----------        ----------        ----------
Basic shares                      10,710,742        10,148,991        10,137,209
Dilutive:
    Options                        1,381,554           940,381           449,384
    Warrants                       4,772,192         4,054,627         1,328,758
                                  ----------        ----------        ----------
Diluted shares                    16,864,488        15,143,999        11,915,351
                                  ==========        ==========        ==========

      At March 31, 2004, 2003 and 2002, outstanding options and warrants to purchase 87,061, 434,066 and 2,393,833 shares of common stock, respectively, at exercise prices ranging from $0.50 to $27.72 per share have been excluded from the computation of diluted earnings per share as they are antidilutive.

6. Inventories

      Inventories at March 31, 2004 and 2003, net of provisions for excess and obsolete inventories, are comprised of the following:

                                                     2004            2003
                                                    ------          ------
      Raw materials                                 $2,088          $2,103
      Work-in-process                                  246             241
      Finished goods                                   723             695
                                                    ------          ------
      Total inventories                             $3,057          $3,039
                                                    ======          ======

7. Equipment

      Equipment at March 31, 2004 and 2003 is comprised of the following:

                                                          2004       2003
                                                        -------    -------
      Production equipment                              $ 5,751    $ 5,572
      Computer and communications equipment               2,493      2,389
      Demonstration equipment                               944        944
      Leasehold improvements                              1,907      1,907
      Other equipment                                       137        128
                                                        -------    -------
      Total equipment                                    11,232     10,940
      Less accumulated depreciation and amortization      9,827      8,789
                                                        -------    -------
      Equipment, net                                    $ 1,405    $ 2,151
                                                        =======    =======

8. Short-term investments

      At March 31, 2004, the Company held no short-term investments. Held-to-maturity securities at March 31, 2003 included short-term U.S. Treasury and government agency debt securities of $660 on an amortized cost basis, with maturity dates of less than one year. The gross unrealized gains and losses at March 31, 2003 on held-to-maturity securities were insignificant.

9. Accounts payable and accrued expenses

      Accounts payable and accrued expenses are summarized as follows at March 31, 2004 and 2003:

                                                         2004        2003
                                                        ------      ------
      Advertising and marketing expenses                $  103      $  106
      Inventory                                            435         635
      Printing                                              --         100
      Professional fees                                    290          40
      Refunds payable                                       95          95
      Royalties                                            120          82
      Travel and entertainment                             118         190
      Other                                                295         220
                                                        ------      ------
      Accounts payable and accrued expenses             $1,456      $1,468
                                                        ------      ------

10. Debt

      Long-term debt is summarized as follows at March 31, 2003:

                                                                     2003
                                                                    ------

      Term notes                                                    $1,503
      Less current maturities                                        1,503
                                                                    ------

      Secured Term Notes

      The Company prepaid its secured term notes with Greystone Funding Corporation ("Greystone") in full on June 30, 2003. In connection with the notes, the Company had in 1999 granted the lender 650,000 warrants at an exercise price of $0.75 expiring in December 2006. The President of the Company acquired 97,500 of these warrants as Greystone's designee. The fair value of the warrants amounted to $726, and is being accounted for as deferred financing costs. The deferred cost ($150 at March 31, 2003) was charged to interest expense during the year ended March 31, 2004. Interest expense of approximately $135 relating to this warrants issuance was recognized for the year ended March 31, 2003. In March 2004, Greystone exercised all of these 552,500 warrants.

      Former Secured Credit Facility

      In December 1999 (as amended in March 2000), the Company entered into a Loan Agreement (the "Loan Agreement") with Greystone to provide up to $7.5 million of subordinated debt in the form of a secured credit facility. Pursuant to the Loan Agreement, and to induce Greystone to enter into said Agreement, the Company issued to Greystone, or its designees, warrants to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.75 per share. The Company also issued to Greystone or its designees warrants to purchase an additional 2,000,000 shares at an exercise price of $0.75 per share in connection with a $1 million drawdown under the Loan Agreement. The President of the Company acquired 750,000 of these warrants as Greystone's designee.

      The secured term notes and secured credit facility were subject to various financial and restrictive covenants including, among others, interest coverage, current ratio, and EBITDA. On July 5, 2001, the Company repaid all outstanding advances under the Greystone Loan Agreement, together with all unpaid accrued interest thereunder (aggregating $1.05 million), and concurrently terminated said Loan Agreement. Approximately $423 representing the unamortized discount and deferred financing costs relating to the Loan Agreement was charged to expense in July 2001.

      On July 12, 2001, the Company and Greystone entered into a termination agreement effective as of March 31, 2001, acknowledging the repayment and surrender of the line of credit and cancellation of additional warrants, which had not vested, and agreeing that all the Company's obligations thereunder have been fully satisfied. The Company and Greystone further agreed, among other matters, that five million warrants held by Greystone and its assigns to purchase Common Stock of the Company remained in full force and effect and that the Registration Rights Agreement between Greystone and the Company dated as of December 27, 1999 remained in full force and effect. In March 2004 Greystone exercised all of these 4,250,000 warrants.

11. Income Taxes

      The following table provides detail of the income tax benefit for the years ended March 31, 2004, 2003 and 2002:

                                                       Year Ended March 31,
                                                    2004        2003      2002
                                                  -------     -------     ----
      Current provision
            Federal                               $   250     $    95     $ --
            State                                      --          --       --
                                                  -------     -------     ----

                    Total current provision           250          95       --
                                                  -------     -------     ----
      Deferred tax benefit
            Federal                                (4,911)     (4,423)      --

            State                                  (1,256)     (1,032)      --
                                                  -------     -------     ----
                    Total deferred tax benefit     (6,167)     (5,455)      --
                                                  -------     -------     ----
      Total income tax benefit                    ($5,917)    ($5,360)    $ --
                                                  =======     =======     ====

      The reconciliation between the U.S. federal statutory rate and the Company's effective tax rate is as follows:

                                                         Year Ended March 31,

                                                       2004      2003     2002
                                                      ------    ------   ------
Tax benefit at federal statutory rate                  34.0%     34.0%     34.0%
State income tax expense, net of
            federal tax benefit                         5.3%      5.3%     -8.1%
Permanent differences                                  -0.9%     -1.5%      0.9%
Alternative minimum tax                                 2.0%      1.4%      --
Research and development tax credit                      --        --       2.2%
Federal and state net operating loss and credits
     (used) in the current year or generated in the
       year in which there is no benefit              -37.0%    -37.8%    -29.0%
Federal and state valuation allowance reversal        -54.4%    -83.2%       --
Other                                                   2.5%      1.2%       --
                                                      ------    ------   ------
Effective tax rate                                    -48.5%    -80.6%      0.0%
                                                      ======    ======   ======

      Significant components of the Company's deferred tax assets (liabilities) at March 31, 2004, 2003 and 2002 are as follows:

                                                         March 31,
                                              ---------------------------------
                                                2004        2003         2002
                                              --------    --------     --------
Net operating loss carryforwards              $  6,885    $ 12,484     $ 14,636
Reserves and allowances for inventory            1,155       1,238        1,257
Accounts receivable and warranties               1,966       1,566        1,862
Tax credit and carryforwards                     2,016       1,581        1,421
Depreciation and other                              91          80          575
Other                                               47         (64)          65
                                              --------    --------     --------
                                                12,160      16,885       19,816
Valuation allowance                                 --     (11,355)     (19,816)
                                              --------    --------     --------
Net deferred tax asset                        $ 12,160    $  5,530     $     --
                                              ========    ========     ========

      During the fourth quarter of the fiscal year ended March 31, 2003, the Company reduced its deferred tax valuation allowance by $5.5 million. During the fourth quarter of the fiscal year ended March 31, 2004, the Company reduced its deferred income tax valuation allowance by $6.6 million since the Company believes that it is more likely than not that such tax benefit will be realized. In assessing the valuation allowance, the Company has considered future taxable income and has determined that it is more likely than not that the deferred tax asset will be realized. The Company will have to generate future taxable income of $17.5 million to fully utilize its net operating loss carryforward. Changes in these circumstances, such as a decline in future taxable income, may result in the reestablishment of a valuation allowance. During fiscal 2004, 2003 and 2002 the Company's utilization of its net operating losses resulted in a reduction of current taxes in the amount of $4.8 million, $2.9 million and $0.6 million, respectively.

      At March 31, 2004, the Company has a net operating loss carryforward for Federal income tax purposes of $17.5 million expiring in fiscal 2019 to 2021. While the net operating loss is currently not subject to limitation under IRC
Section 382, any future changes of ownership, as defined within IRC Section 382 may affect future utilization of such net operating loss.

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

      The following table reconciles aggregate warranty liability as at March
31:

                                                  2004        2003
                                                -------     -------
            Beginning balance ................  $    56     $    72
            Warranties issued in period ......    2,439       1,971
            Warranties paid in period ........   (2,285)     (1,987)
                                                -------     -------
            Balance end of period ............  $   210     $    56
                                                =======     =======

      The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally one-year). Deferred revenues related to extended warranties were $2.4 and $2.3 million at March 31, 2004 and 2003, respectively.

13. Concentration of Risks and Customer Information

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

      The Company currently purchases each of its primary raw materials, the active-pixel sensor ("APS") and the charged coupled device ("CCD") semiconductor wafers, from single suppliers. During the fourth quarter of fiscal 1998, the Company experienced a delay in the supply flow from its CCD vendor, which resulted in manufacturing and product shipment delays. Although there are a number of manufacturers capable of supplying these materials, which the Company believes could provide for its semiconductor requirements on comparable terms, such delays could occur again.

      Approximately $9.9 million of the Company's sales in fiscal 2004 and $6.2 million thereof in each of fiscal 2003 and 2002, were to foreign customers. The majority of such foreign sales were to customers in Europe and Asia. During 2004, 2003 and 2002, sales of $21.6, $15.4 million and $9.9 million, respectively, were made to a single customer.

      On April 6, 2000, the Company entered into an agreement with Patterson Dental Company which granted Patterson exclusive rights to distribute the Company's dental products in the United States and Canada effective May 1, 2000.

14. Commitments and Contingencies

      Employment Agreements and Termination of Employment Arrangements

      The Company has employment agreements with certain executive officers. As of March 31, 2004, minimum compensation obligations under these employment agreements are $322 for the year ending March 31, 2005. Two employment agreements with Company executives, the current CEO and former CEO respectively, are included in these obligations. Both of these agreements were terminated in June 2004 upon the resignation of the former CEO and the appointment of the current CEO. In June 2004, the Company entered into a Consulting and Non-Competition Agreement with its former CEO, and employment agreements with its current CEO and with its Executive Vice-President of Sales and Marketing. These agreements provide for aggregate cumulative payments of $2.5 million, consisting of $724 in fiscal 2005, $932 in fiscal 2006, $741 in fiscal 2007 and $144 in fiscal 2008. See Note 18, "Subsequent Events."

      In addition, certain of the Company's agreements provide for the issuance of common stock and/or common stock options to the executives, which generally vest ratably over the term of the agreements (2-3 years). Additionally, certain executives may earn bonus compensation based upon the specific terms of the respective agreements, as defined.

      Operating Leases

      The Company leases its facilities under an operating lease agreement expiring June 2007. Rent expense for the years ended March 31, 2004, 2003, and 2002 was $646, $367, and $470 respectively.

      Future minimum payments on a fiscal year basis under non-cancelable operating leases are as follows:

                       2005                           $  486
                       2006                              506
                       2007                              526
                       2008                              137
                                                      ------
                                                      $1,655
                                                      ======

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

      SEC Investigation and other

      In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings for interim periods of fiscal 1999. Subsequent thereto, the SEC requested the voluntary production of certain documents and the Company provided the SEC with the requested materials. On August 17, 2000 and April 30, 2003, the SEC served subpoenas upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company timely provided the SEC with the subpoenaed materials. The Company has been informed that since January 2002 the SEC and/or the United States Attorney's Office for the Southern District of New York have served subpoenas upon and/or contacted certain individuals, including current and former officers and employees of the Company, and a current Director, in connection with this matter. On June 13, 2002, the Company was advised by counsel to David Schick, the Company's former chief executive officer, that the United States Attorney's Office for the Southern District of New York had notified such counsel that Mr. Schick was a target of the United States Attorney's investigation of this matter. The Company has cooperated with the SEC staff and U.S. Attorney's Office.

      On November 14, 2003, the SEC filed a civil action in the United States District Court for the Eastern District of New York against the Company, its former chief executive officer, and its former vice president of sales & marketing. The SEC complaint alleges fraud, and books and records and reporting violations under Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act and various rules promulgated thereunder in connection with the financial statements included in the Company's reports on Form 10-Q for the quarters ended June 30, September 30 and December 31, 1998. The SEC complaint seeks to enjoin the Company from future violations of those provisions of the Exchange Act and the rules thereunder, as well as disgorgement of any ill-gotten gains, which the Company does not believe to be material in amount. With respect to the other defendants, the complaint seeks injunctive relief, civil penalties, disgorgement and an officer/director bar.

      In September 2003, the Board of Directors appointed a Special Litigation Committee, consisting of Messrs. Blank (Chair), Hood, Landesman and Rocca, which has oversight responsibility and authority with respect to the SEC/U.S. Attorney matter. The Company promptly commenced discussions with the SEC's northeast regional office in an effort to resolve the complaint against the Company. There can be no assurance that those discussions will continue and/or will be successful. The Company will continue to incur significant legal fees and may incur indemnification costs. However, the Company believes that the magnitude of such expenditures will not adversely affect its ongoing business operations.

      The Company cannot predict the potential outcome of these matters and their impact on the Company and, therefore, has made no provision relating to these matters in the accompanying consolidated financial statements.

      Litigation

      The Company may be a party to a variety of legal actions (in addition to that referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages may be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities, such as those based upon the commission of fraud, may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

15. Stock Option Plan, Stock Grants and Defined Contribution Plan

      Stock Option Plan and Stock Grants

      In April 1996, the Company implemented its 1996 Stock Option Plan (the "Plan") whereby incentive and non-qualified options to purchase shares of the Company's common stock may be granted to employees, directors and consultants. In September 1998, the Plan was amended to increase the number of shares of common stock issuable under the Plan from 470,400 to 1,000,000, and the Plan was further amended in November 2000 to increase the number of shares of common stock issuable under the Plan to 3,000,000. The Board of Directors determines exercise and vesting periods and the exercise price of options granted under the Plan. The Plan stipulates that the exercise price of non-qualified options granted under the Plan must equal or exceed 85% of the fair market value of the Company's common stock as of the date of grant of the option; however, the Company has never granted options having an exercise price lower than the fair market value of the underlying common stock on the date of grant. Additionally, no option may be exercisable after ten years from the date of grant. Options granted under the plan generally vest over a period of four years.

      In 1997, the Company adopted the Directors Plan. In November 2002, the plan was amended to increase the number of shares of Common Stock issuable to 600,000. At March 31, 2004, 2003 and 2002, a total of 488,000, 330,000 and
266,875 options to purchase common stock pursuant to the Directors Plan were outstanding, respectively. The plan stipulates that the exercise price of non-qualified options granted under the plan must equal or exceed 85% of the fair market value of the Company's common stock as of the date of grant of the option, and no option may be exercisable after ten years from the date of grant. Options granted under the plan generally vest over a period of four years. The Company has never granted options at less than market on the date of grant.

      The fair value of options granted to employees and directors during 2004, 2003 and 2002 has been determined on the date of the respective grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                  2004            2003            2002
                                              ----------       ----------      ----------
Dividend yield                                    None            None            None
Risk-free interest rate on date of grant      1.04%-1.29%      2.24%-3.03%     2.81%-3.56%
Forfeitures                                       None            None            None
Expected life                                    4 years         4 years         4 years
Volatility                                         75%             82%             84%
Weighted average fair value per share             $4.10           $1.62           $0.55

      The following table summarizes information regarding stock options for 2004, 2003 and 2002:

                                       2004                            2003                            2002
                             ------------------------        ------------------------        -------------------------
                              Shares         Weighted         Shares         Weighted         Shares          Weighted
                              Under           Average          Under          Average          Under          Average
                              Option         Exercise         Option         Exercise         Option          Exercise
                                               Price                           Price                           Price
                             ---------       ---------       ---------       ---------       ---------       ---------
Options outstanding,
     beginning of year       2,077,538       $    2.54       1,840,426       $    2.47       1,046,807       $    3.53
Options granted                362,997            7.41         332,862            2.69         859,739            1.31
Options exercised             (292,328)           1.44         (68,100)           0.98          (1,176)           1.00
Options forfeited              (23,943)          10.52         (27,650)           3.72         (64,944)           4.14
                             ---------                       ---------                       ---------
Options outstanding,
     end of year             2,124,264       $    3.36       2,077,538       $    2.54       1,840,426       $    2.47
                             =========                       =========                       =========

           Range of             Options outstanding   Weighted average remaining
       exercise prices           at March 31, 2004     contractual life (years)
      ----------------           -----------------     ------------------------
      $ 0.50 to $ 1.56               1,106,980                     6
      $ 2.15 to $ 3.20                 534,591                     8
      $ 4.91 to $ 7.86                 388,253                     4
      $ 8.25 to $22.97                  71,452                     4
      $24.75 to $27.72                  22,988                     4

      At March 31, 2004, there are 1,475,736 options available for grant pursuant to the Company's option plans.

      Defined Contribution Plan

      The Company has a defined contribution savings plan, which qualifies under
Section 401(k) of the Internal Revenue Code, for employees meeting certain service requirements. Participants may contribute up to 15% of their gross wages not to exceed, in any given year, a limitation set by the Internal Revenue Service regulations. The plan provides for mandatory matching contributions to be made by the Company to a maximum amount of 2.5% of a plan participant's compensation. Company contributions to the plan approximated $190, $171 and $135, in fiscal 2004, 2003 and 2002, respectively.

16. Stockholders' Equity

      In February 2000, an executive was awarded 75,000 shares of the Company's common stock, subject to a risk of forfeiture, which vested as to 25,000 shares on each of December 31, 2000, 2001 and 2002. Upon the sale of any such vested shares, the employee is required to pay the Company $1.32 per share sold within six months following such sale. The Company recorded a note receivable, which is presented as a reduction of Paid in Capital amounting to $99, relating to the stock issuance. The charge to operations relating to this stock award is not material to the financial statements.

      In March 2004, Greystone exercised all of its outstanding warrants. In one transaction, Greystone paid $414, to acquire 552,500 unregistered shares of common stock. In a second transaction, Greystone exercised under the cashless provision governing its grant of 4,250,000 warrants and received 3,975,216 unregistered shares of common stock. The market price of the Company's common stock was $11.60 at the date of exercise.

17. Fourth quarter adjustments

      During the three months ended March 31, 2004 the Company reduced legal expenses by $0.4 million and recorded a receivable from its D&O insurance carrier as a partial recovery of legal expense incurred in connection with the SEC/US attorney matter. This amount was received during the first quarter of fiscal 2005. During the three months ended March 31, 2004 the Company eliminated its remaining reserve against deferred income taxes and recorded a benefit for income taxes of $6.6 million.

18. Subsequent Events

      In May 2004, the Company entered into a Consulting and Non-Competition Agreement with David Schick, effective upon Mr. Schick's resignation in June 2004 as the Company's Chief Executive Officer and Chairman of the Board. The Agreement provides for Mr. Schick to act as a consultant to the Company for a period of three years. It also provides that during the term of the Agreement, and for a period of two years thereafter, Mr. Schick may not compete with the Company, solicit Company employees, customers or vendors, or disclose any of the Company's proprietary information. Pursuant to the Agreement, Mr. Schick is to be compensated, in full payment for the consulting services to be rendered to the Company and for his non-competition and other covenants contained in the Agreement, in the amount of $28,333 per month for a period of 36 months. In addition, the Agreement provides that 66,307 unvested employee stock options held by Mr. Schick continue to vest.

      In June, 2004, the Company entered into a three-year employment agreement with Jeffrey T. Slovin. Pursuant to the Agreement, Mr. Slovin is employed as the Company's Chief Executive Officer and President. Mr. Slovin's annual base salary is $325,000, $337,000 and $350,000, respectively, during each year of the initial 3-year term of the Agreement. In addition to base salary, Mr. Slovin is eligible to receive a yearly bonus payment based on the Company's year-over-year Earnings-Per-Share growth, as defined in the Agreement. Pursuant to the Agreement, Mr. Slovin was also awarded 400,000 employee stock options which vest in equal monthly increments over a period of 48 months. Additionally, under the Agreement, all Company stock options held by Mr. Slovin will immediately vest in the event that the Company has a change in control or is acquired by another company or entity, or, under certain circumstances, if Mr. Slovin is terminated from employment without cause. In addition, if Mr. Slovin is terminated without cause, the Agreement provides that he shall receive severance payments equal to 12 months' salary and, if applicable, a pro-rated bonus.

      In June, 2004, the Company entered into a two-year employment agreement with Michael Stone. Pursuant to the Agreement, Mr. Stone is employed as the Company's Executive Vice President of Sales and Marketing. Mr. Stone's annual base salary is $250,000 and $260,000, respectively, during each year of the 2-year term of the Agreement. In addition to base salary, Mr. Stone is eligible to receive a yearly bonus payment based on the Company's year-over-year Earnings-Per-Share growth, as defined in the Agreement. Pursuant to the Agreement, Mr. Stone was also awarded 150,000 employee stock options which vest in equal monthly increments over a period of 48 months. Additionally, under the Agreement, all Company stock options held by Mr. Stone will immediately vest in the event that the Company has a change in control or is acquired by another company or entity, or, under certain circumstances, if Mr. Stone is terminated from employment without cause. In addition, if Mr. Stone is terminated without cause, the Agreement provides that he shall receive severance payments equal to 12 months' salary and, if applicable, a pro-rated bonus.

      See Note 14, "Commitments and Contingencies - Employment Agreements and Termination of Employment Arrangements."

19. Unaudited selected quarterly financial data

      The following is a summary of the Company's unaudited quarterly operating results for the years ended March 31, 2004 and 2003:

                                       Mar 31,          Dec 31,          Sep 30,          Jun 30,
                                          2004             2003             2003             2003
                                   -----------      -----------      -----------      -----------
Statement of Operations Data:
Revenue, net                       $    10,092      $    12,124      $     8,501      $     8,676
Total cost of sales                      3,179            3,063            2,624            2,629
                                   -----------      -----------      -----------      -----------
Gross profit                             6,913            9,061            5,877            6,047
                                   -----------      -----------      -----------      -----------
Gross profit margin                       68.5%            74.7%            69.1%            69.7%
Operating expense:
  Selling and marketing                  1,613            1,655            1,415            1,435
  General and administrative             1,475            1,725            1,541            1,655
  Research and development                 793              827              839              842
                                   -----------      -----------      -----------      -----------
Operating expense                        3,881            4,207            3,795            3,932
                                   -----------      -----------      -----------      -----------
Income from operations                   3,032            4,854            2,082            2,115
                                   -----------      -----------      -----------      -----------
Net income                         $     9,009      $     4,854      $     2,267      $     1,979
                                   ===========      ===========      ===========      ===========
Earnings per share:
Basic income                       $      0.76      $      0.47      $      0.22      $      0.19
                                   ===========      ===========      ===========      ===========
Diluted income                     $      0.53      $      0.29      $      0.13      $      0.12
                                   ===========      ===========      ===========      ===========
Weighted average common
  shares outstanding (basic)        11,836,330       10,407,356       10,365,939       10,229,697
                                   ===========      ===========      ===========      ===========
Weighted average common
  shares outstanding (diluted)      17,129,496       16,879,982       16,911,580       16,536,892
                                   ===========      ===========      ===========      ===========

                                       Mar 31,          Dec 31,          Sep 30,          Jun 30,
                                          2003             2002             2002             2002
                                   -----------      -----------      -----------      -----------
Statement of Operations Data:
Revenue, net                       $     7,347      $     8,816      $     6,750      $     6,904
Total cost of sales                      2,209            2,653            2,474            2,292
                                   -----------      -----------      -----------      -----------
Gross profit                             5,138            6,163            4,276            4,612
                                   -----------      -----------      -----------      -----------
Gross profit margin                       69.9%            69.9%            63.3%            66.8%
Operating expense:
  Selling and marketing                  1,654            1,482            1,334            1,441
  General and administrative             1,492            1,179            1,268            1,102
  Research and development                 689              663              580              666
                                   -----------      -----------      -----------      -----------
Operating expense                        3,835            3,324            3,182            3,209
                                   -----------      -----------      -----------      -----------
Income from operations                   1,303            2,839            1,094            1,403
                                   -----------      -----------      -----------      -----------
Net income                         $     6,676      $     2,805      $     1,008      $     1,336
                                   ===========      ===========      ===========      ===========
Earnings per share:
Basic income                       $      0.66      $      0.28      $      0.10      $      0.13
                                   ===========      ===========      ===========      ===========
Diluted income                     $      0.42      $      0.19      $      0.07      $      0.09
                                   ===========      ===========      ===========      ===========
Weighted average common
  shares outstanding (basic)        10,170,782       10,154,059       10,147,537       10,138,900
                                   ===========      ===========      ===========      ===========
Weighted average common
  shares outstanding (diluted)      15,868,163       14,957,659       14,465,750       15,212,574
                                   ===========      ===========      ===========      ===========

Schedule II

                    Schick Technologies, Inc. and Subsidiary
                Valuation and Qualifying Accounts (in thousands)

                                                                   Additions
                                                                   ---------

                                               Balance      Charged        Charged                       Balance
                                                  at           to             to                            at
                                              Beginning     Cost and        Other                        End of
                                              Of Period     Expenses       Accounts     Deductions       Period
                                              ---------     --------       --------     ----------       ------
ALLOWANCE FOR DOUBTFUL
    ACCOUNTS
       For the year ended March 31, 2004       $    42       $   105                    $     9(a)       $   138
       For the year ended March 31, 2003           717            --                        675(a)            42
       For the year ended March 31, 2002         1,818                                    1,008(a)           717
                                                                                             93(b)

RESERVE FOR OBSOLETE/SLOW
    MOVING INVENTORY
       For the year ended March 31, 2004       $ 2,837       $   185                    $   189(c)       $ 2,833
       For the year ended March 31, 2003         2,899           259                        321(c)         2,837
       For the year ended March 31, 2002         3,195           292                        588(c)         2,899

VALUATION ALLOWANCE--
    DEFERRED TAX ASSET
       For the year ended March 31, 2004       $11,355                                  $ 6,567(d)       $    --
                                                                                          4,788(e)
       For the year ended March 31, 2003        19,816                                    5,805(d)        11,355
                                                                                          2,656(e)
       For the year ended March 31, 2002        21,302                                    1,486(e)        19,816

PROVISION FOR WARRANTY
    OBLIGATIONS
       For the year ended March 31, 2004       $    56       $ 2,439                    $ 2,285(f)       $   210
       For the year ended March 31, 2003            72         1,971                      1,987(f)            56
       For the year ended March 31, 2002           141         2,761                      2,830(f)            72

(a)   Accounts receivable written off

(b)   Accounts receivable recovered

(c)   Inventory disposed of

(d)   Reduction of valuation allowance and reserve adjustment

(e)   NOL used in year

(f)   Reduction of reserve

(a) Documents filed as a part of this Report

      (1) Consolidated Financial Statements filed as part of this Report:

           Index to Consolidated Financial Statements                       F-1
           Report of Independent Registered Public Accounting Firm          F-2

           Consolidated Balance Sheets at March 31, 2004 and 2003           F-3

           Consolidated Statements of Operations for the years ended
           March 31, 2004, 2003 and 2002                                    F-4

           Consolidated Statements of Changes in Stockholders'
           Equity for the years ended March 31, 2004, 2003 and 2002         F-5

           Consolidated Statements of Cash Flows for the years ended
           March 31, 2004, 2003 and 2002                                    F-6

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

      (b) Reports on Form 8-K

            1. A Form 8-K was filed on February 9, 2004 and reported on the Company's press release, which announced its third quarter conference call to report the Company's financial results for the third quarter of fiscal year 2004, in Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits," of said Form 8-K.

            2. A Form 8-K was filed on February 11, 2004 and reported on the Company's press release, which announced its financial results for the third quarter of fiscal year 2004, in Item 12, "Results of Operations and Financial Condition," of said Form 8-K.

      (c) The following Exhibits are included in this report:

                                                                                         Filed herewith or
Exhibit                                                                                  incorporated
No.                                   Item Title                                         by Reference
---                                   ----------                                         ------------
3.1         Amended and Restated Certificate of Incorporation of the Company
            (incorporated by reference to Exhibit 3.1 to the Company's
            Registration Statement on Form S-1, File No. 333-33731, filed on
            June 30, 1997)                                                               *

3.2         Bylaws of the Company, as amended (incorporated by reference to
            Exhibit 3.2 to the Company's Annual Report on Form 10-K, filed on
            July 13, 2001)                                                               *

4.1         Form of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
            Form S-1, File No. 333-33731, filed on June 30, 1997)                        *

4.2         Form of private-placement Warrant of the Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on
            Form S-1, File No. 333-33731, filed on June 30, 1997)                        *

4.3         Agreement and Plan of Merger, dated as of May 15, 1997, among Schick
            Technologies, Inc., a New York corporation, Schick Technologies,
            Inc., a Delaware corporation and STI Acquisition Corp, a Delaware corporation (incorporated by reference to Exhibit 4.3 to the
            Company's Registration Statement on Form S-1, File No. 333-33731,
            filed on June 30, 1997)                                                      *

10.1        1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form
            10-K, filed on July 13, 2001)                                                *

10.2        1997 Stock Option Plan for Non-Employee Directors, as amended
            (incorporated by reference to Exhibit 10.2 to the Company's Annual
            Report on Form 10-K, filed on June 18, 2003)                                 *

10.3        Form of Non-Disclosure, Non- Solicitation, Non-Competition and
            Inventions Agreements between Schick Technologies, Inc. and Named
            Executives of Schick Technologies, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1,
            File No. 333-33731, filed on June 30, 1997)                                  *

Exhibit
No.                                   Item Title
---                                   ----------
10.4        Service and License Agreement between Photobit, LLC and Schick
            Technologies, Inc. dated as of June 24, 1996 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on
            Form S-1, File No. 333-33731, filed on June 30, 1997)                        *

10.5        Secured Promissory Note between Schick Technologies, Inc. and DVI
            Financial Services, Inc., dated as of January 25, 1999 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form
            10-K, filed on March 21, 2000)                                               *

10.6        Allonge to Secured Promissory Note by and between Schick
            Technologies, Inc. and DVI Financial Services, Inc., dated as of
            March 4, 1999 (incorporated by reference to Exhibit 10.11 to the
            Company's Annual Report on Form 10-K, filed on March 21, 2000)               *

10.7        Security Agreement between Schick Technologies, Inc. and DVI
            Affiliated Capital, dated January 25, 1999 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form
            10-K, filed on March 21, 2000)                                               *

10.8        Employment Agreement between Schick Technologies, Inc. and David
            Schick, dated February 29, 2000 (incorporated by reference to
            Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed on
            March 21, 2000)                                                              *

10.9        Employment Letter Agreement between Schick Technologies, Inc. and
            Zvi Raskin, dated February 6, 2000 (incorporated by reference to
            Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed on
            March 21, 2000)                                                              *

10.10       Employment Letter Agreement between Schick Technologies, Inc. and
            Michael Stone, dated January 12, 2000 (incorporated by reference to
            Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed on
            March 21, 2000)                                                              *

10.11       Employment Letter Agreement between Schick Technologies, Inc. and
            William F. Rogers, dated December 31, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form
            10-K, filed on March 21, 2000)                                               *

10.12       Separation, Severance and General Release Agreement between Schick
            Technologies, Inc. and Fred Levine, dated August 27, 1999
            (incorporated by reference to Exhibit 10.19 to the Company's Annual
            Report on Form 10-K, filed on March 21, 2000)                                *

10.13       Separation, Severance and General Release Agreement between Schick
            Technologies, Inc. and Avi Itzhakov, dated August 20, 1999
            (incorporated by reference to Exhibit 10.20 to the Company's Annual
            Report on Form 10-K, filed on March 21, 2000)                                *

10.14       Loan Agreement, dated December 27, 1999, by and between Schick
            Technologies, Inc., a Delaware corporation, Schick Technologies,
            Inc., a New York corporation, and Greystone Funding Corporation, a
            Virginia corporation ("Greystone") (incorporated by reference to
            Exhibit 1 to the Company's Report on Form 8-K, filed on January 11,
            2000)                                                                        *

10.15       Stockholders' Agreement, dated December 27, 1999, by and between
            Schick Technologies, Inc., a Delaware corporation, David B. Schick,
            Allen Schick and Greystone (incorporated by reference to Exhibit 2
            to the Company's Report on Form 8-K, filed on January 11, 2000)              *

Exhibit
No.                                   Item Title
---                                   ----------
10.16       Stock Purchase Agreement, dated December 27, 1999, by and between
            Schick Technologies, Inc., a Delaware Corporation, and Greystone
            (incorporated by reference to Exhibit 3 to the Company's Report on
            Form 8-K, filed on January 11, 2000)                                         *

10.17       Form of Warrant Certificate Issued to Greystone to Purchase Shares
            of Common Stock of Schick Technologies, Inc., a Delaware Corporation
            (incorporated by reference to Exhibit 4 to the Company's Report on
            Form 8-K, filed on January 11, 2000)                                         *

10.18       Amended and Restated Loan Agreement, dated March 17, 2000 and made effective as of December 27, 1999, by and between Schick
            Technologies, Inc., a Delaware corporation, Schick Technologies,
            Inc., a New York corporation, and Greystone (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form
            10-Q, filed on March 24, 2000)                                               *

10.19       Agreement to Rescind Stock Purchase, dated March 17, 2000 and made effective as of December 27, 1999, by and between Greystone and
            Schick Technologies, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form
            10-K, filed on June 29, 2000)                                                *

10.20       Registration Rights Agreement between Schick Technologies, Inc. and
            Greystone, dated as of December 27, 1999 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed
            on June 29, 2000)                                                            *

10.21       Second Amended and Restated Secured Promissory Note between Schick
            Technologies, Inc. and DVI Financial Services, Inc., in the
            principal amount of $5,000,000, dated as of March 15, 2000
            (incorporated by reference to Exhibit 10.28 to the Company's Annual
            Report on Form 10-K, filed on June 29, 2000)                                 *

10.22       Second Amended and Restated Secured Promissory Note between Schick
            Technologies, Inc. and DVI Financial Services, Inc., in the
            principal amount of $1,596,189, dated as of March 15, 2000
            (incorporated by reference to Exhibit 10.29 to the Company's Annual
            Report on Form 10-K, filed on June 29, 2000)                                 *

10.23       Security Agreement between Schick Technologies, Inc. and DVI
            Financial Services, Inc., dated as of March 15, 2000 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form
            10-K, filed on June 29, 2000)                                                *

10.24       Amended and Restated Security Agreement between Schick Technologies,
            Inc. and DVI Financial Services, Inc., dated as of March 15, 2000
            (incorporated by reference to Exhibit 10.31 to the Company's Annual
            Report on Form 10-K, filed on June 29, 2000)                                 *

10.25       Form of Warrant Certificate Issued to DVI Financial Services, Inc.
            to Purchase Shares of Schick Technologies, Inc. (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form
            10-K, filed on June 29, 2000)                                                *

10.26       Registration Rights Agreement between Schick Technologies, Inc. and
            DVI Financial Services, Inc., dated as of March 15, 2000
            (incorporated by reference to Exhibit 10.33 to the Company's Annual
            Report on Form 10-K, filed on June 29, 2000)                                 *

10.27       Distributorship Agreement, dated April 6, 2000, by and between
            Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form
            10-K, filed on June 29, 2000)                                                *

Exhibit
No.                                   Item Title
---                                   ----------
10.28       Termination Agreement between Greystone and Schick Technologies,
            Inc. entered into as of March 30, 2001 (incorporated by reference to
            Exhibit 10.35 to the Company's Annual Report on Form 10-K, filed on
            July 13, 2001)                                                               *

10.29       Employment Agreement between Schick Technologies, Inc. and Jeffrey
            T. Slovin, dated November 9, 2001 (incorporated by reference to
            Exhibit 10.36 to the Company's Annual Report on Form 10-K, filed on
            June 17, 2002)                                                               *

10.30       Employment Agreement between Schick Technologies, Inc. and David
            Schick, dated December 20, 2001 (incorporated by reference to
            Exhibit 10.37 to the Company's Annual Report on Form 10-K, filed on
            June 17, 2002)                                                               *

10.31       Employment Agreement between Schick Technologies, Inc. and Michael
            Stone, dated as of January 14, 2002 (incorporated by reference to
            Exhibit 10.38 to the Company's Annual Report on Form 10-K, filed on
            June 17, 2002)                                                               *

10.32       Letter Agreement between Schick Technologies, Inc. and David Schick, dated March 4, 2002, amending, in part, the Employment Agreement between Schick Technologies, Inc. and David Schick, dated December
            20, 2001 (incorporated by reference to Exhibit 10.39 to the
            Company's Annual Report on Form 10-K, filed on June 17, 2002)                *

10.33       Consulting and Non-Competition Agreement between Schick
            Technologies, Inc. and David B. Schick, dated May 7, 2004                    +

10.34       Employment Agreement between Schick Technologies, Inc. and Jeffrey
            T. Slovin, dated June 9, 2004                                                +

10.35       Employment Agreement between Schick Technologies, Inc. and Michael
            Stone, dated June 15, 2004                                                   +

14.1        Code of Ethics                                                               +

21.1        List of Subsidiaries of Schick Technologies, Inc.                            +

23.1        Consent of Independent Registered Public Accounting Firm                     +

24.1        Powers of Attorney (included on signature page of this Report)               +

31.1        Certification of Principal Executive Officer pursuant to Section 302
            of the Sarbanes-Oxley Act of 2002                                            +

31.2        Certification of Principal Financial Officer pursuant to Section 302
            of the Sarbanes-Oxley Act of 2002                                            +

32.1        Certification of Principal Executive Officer pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002                                            +

32.2        Certification of Principal Financial Officer pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002                                            +

99.1        Cautionary Statement                                                         +

*     Previously filed; incorporated herein by reference

+     Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Island City, State of New York, on June 23, 2004.

                                        SCHICK TECHNOLOGIES, INC.


                                        By: /s/ Jeffrey T. Slovin
                                            ----------------------------
                                            Jeffrey T. Slovin
                                            Chief Executive Officer and
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 23, 2004.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey T. Slovin and Zvi N. Raskin (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him in his name, place and stead to sign an Annual Report on Form 10-K of Schick Technologies, Inc, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Signature                           Title
---------                           -----


/s/ Jeffrey T. Slovin               Chief Executive Officer, President and
-----------------------             Director
Jeffrey T. Slovin


/s/ Ronald Rosner                   Director of Finance and Administration
-----------------------             (Principal financial and accounting officer)
Ronald Rosner


/s/ William K. Hood                 Chairman of the Board and Director
-----------------------
William K. Hood


/s/ Allen Schick                    Director
-----------------------
Allen Schick


/s/ Euval Barrekette                Director
-----------------------
Euval Barrekette


/s/ Jonathan Blank                  Director
-----------------------
Jonathan Blank


/s/ Curtis M. Rocca III             Director
-----------------------
Curtis M. Rocca III


/s/ Uri Landesman                   Director
-----------------------
Uri Landesman