Form 10-Q
period 2004-06-30
SCHICK TECHNOLOGIES INC
filed 2004-08-13
CIK 1014507

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

Yes |_|    No |X|

As of August 9, 2004, 15,048,167 shares of common stock, par value $.01 per share, were outstanding.

SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of June 30, 2004
                 (unaudited) and March 31, 2004 ......................    Page 1

                 Consolidated Statements of Operations for the
                 three months ended June 30, 2004 and 2003
                 (unaudited) .........................................    Page 2

                 Consolidated Statements of Cash Flows for the
                 three months ended June 30, 2004 and 2003
                 (unaudited) .........................................    Page 3

                 Notes to Consolidated Financial Statements
                 (unaudited) .........................................    Page 4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .................    Page 7

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk .........................................   Page 11

         Item 4. Controls and Procedures .............................   Page 11

PART II. OTHER INFORMATION ...........................................   Page 12

         Item 1. Legal Proceedings ...................................   Page 12

         Item 2. Changes in Securities and Use of Proceeds ...........   Page 12

         Item 3. Defaults Upon Senior Securities .....................   Page 12

         Item 4. Submission of Matters to a Vote of Security
                 Holders .............................................   Page 13

         Item 5. Other Information ...................................   Page 13

         Item 6. Exhibits and Reports on Form 8-K ....................   Page 13

SIGNATURES ...........................................................   Page 14

CERTIFICATIONS .......................................................   Page 15

PART I. Financial Information

Item 1. Financial Statements

Schick Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share amounts)

                                                                                June 30,      March 31,
                                                                               ----------     ---------
                                                                                          2004
                                                                               ------------------------
                                                                               (unaudited)
Assets
Current assets
     Cash and cash equivalents .............................................     $ 24,518      $ 20,734
     Accounts receivable, net of allowance for doubtful accounts of $138 ...        2,722         3,982
     Inventories ...........................................................        3,165         3,057
     Prepayments and other current assets ..................................          552           861
     Deferred income taxes .................................................        6,594         6,481
                                                                                 --------      --------
              Total current assets .........................................       37,551        35,115
                                                                                 --------      --------
Equipment, net .............................................................        1,339         1,405
Goodwill, net ..............................................................          266           266
Deferred income taxes ......................................................        4,393         5,679
Other assets ...............................................................          279           278
                                                                                 --------      --------
              Total assets .................................................     $ 43,828      $ 42,743
                                                                                 ========      ========

Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable and accrued expenses .................................     $  1,627      $  1,456
     Accrued salaries and commissions ......................................          701         1,390
     Income taxes payable ..................................................          166           142
     Deposits from customers ...............................................           24            13
     Warranty obligations ..................................................          270           210
     Deferred revenue ......................................................        3,843         4,504
                                                                                 --------      --------
              Total current liabilities ....................................        6,631         7,715
                                                                                 --------      --------
Commitments and contingencies ..............................................           --            --
Stockholders' equity
     Preferred stock ($0.01 par value; 2,500,000 shares authorized; none
         issued and outstanding) ...........................................           --            --
     Common stock ($0.01 par value; 50,000,000 shares authorized:
         15,046,394 and 15,026,470 shares issued and outstanding,
         respectively) .....................................................          150           150
     Additional paid-in capital ............................................       44,996        44,626
     Accumulated deficit ...................................................       (7,949)       (9,748)
                                                                                 --------      --------
              Total stockholders' equity ...................................       37,197        35,028
                                                                                 --------      --------
              Total liabilities and stockholders' equity ...................     $ 43,828      $ 42,743
                                                                                 ========      ========

----------

The accompanying footnotes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share amounts)

                                                               Three months ended
                                                                    June 30,
                                                              2004            2003
                                                          -----------     ------------
Revenue, net ........................................     $    10,881     $      8,676

Cost of sales .......................................           3,209            2,629
                                                          -----------     ------------
         Gross profit ...............................           7,672            6,047
                                                          -----------     ------------

Operating expenses:
     Selling and marketing ..........................           1,456            1,435
     General and administrative .....................           1,985            1,580
     Research and development .......................           1,112              842
     Bad debt expense ...............................              --               75
                                                          -----------     ------------
         Total operating costs ......................           4,553            3,932
                                                          -----------     ------------

         Income from operations .....................           3,119            2,115
                                                          -----------     ------------

Other income (expense)
     Other income ...................................              --              101
     Interest income ................................              93               20
     Interest expense ...............................              --             (169)
                                                          -----------     ------------
         Total other income (expense) ...............              93              (48)
                                                          -----------     ------------

         Income before income taxes .................           3,212            2,067

         Provision for income taxes .................           1,413               88
                                                          -----------     ------------

         Net income .................................     $     1,799     $      1,979
                                                          ===========     ============

         Basic earnings per share ...................     $      0.12     $       0.19
                                                          ===========     ============
         Diluted earnings per share .................     $      0.10     $       0.12
                                                          ===========     ============
         Weighted average common shares (basic) .....      15,027,703       10,229,697
                                                          ===========     ============
         Weighted average common shares (diluted) ...      17,209,736       16,536,892
                                                          ===========     ============

----------

The accompanying footnotes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

                                                                              Three months ended
                                                                                    June 30,
                                                                               2004         2003
                                                                             --------      -------
Cash flows from operating activities
Net income .............................................................     $  1,799      $ 1,979
     Adjustments to reconcile net income to net cash provided by operating activities
              Deferred taxes ...........................................        1,173          (51)
              Tax benefit of stock options exercised ...................           26           --
              Depreciation and amortization ............................          169          292
              Gain from repayment of long-term debt ....................           --          (50)
              Provision for doubtful accounts ..........................           --           75
              Amortization of deferred financing charges ...............           --          150
              Non-cash compensation ....................................          307           87
              Changes in assets and liabilities:
                  Accounts receivable ..................................        1,260          406
                  Inventories ..........................................         (108)        (218)
                  Prepayments and other current assets .................          320          (70)
                  Other assets .........................................           (6)         (36)
                  Accounts payable and accrued expenses ................         (518)         (13)
                  Income taxes payable .................................           24           52
                  Deposits from customers ..............................           11          (33)
                  Warranty obligations .................................           60           67
                  Deferred revenue .....................................         (661)         539
                                                                             --------      -------
                           Net cash provided by operating activities ...        3,856        3,176
                                                                             --------      -------
Cash flows from investing activities
     Proceeds from short-term investments ..............................           --           46
     Capital expenditures ..............................................          (98)         (88)
                                                                             --------      -------
                           Net cash used in investing activities .......          (98)         (42)
                                                                             --------      -------
Cash flows from financing activities
     Net proceeds from issuance of common stock ........................           26          105
     Payment of long-term debt .........................................           --       (1,453)
                                                                             --------      -------
                           Net cash provided by (used in) financing
                               activities ..............................           26       (1,348)
                                                                             --------      -------

Net increase in cash and cash equivalents ..............................        3,784        1,786

Cash and cash equivalents at beginning of period .......................       20,734        7,100
                                                                             --------      -------
Cash and cash equivalents at end of period .............................     $ 24,518      $ 8,886
                                                                             ========      =======
Interest paid ..........................................................     $     --      $    22
                                                                             ========      =======
Income taxes paid ......................................................     $    150      $    --
                                                                             ========      =======

---------------

The accompanying footnotes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except share and per share amounts)

1.    Basis of Presentation

      The consolidated financial statements of Schick Technologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q, and do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2004 included in the Company's Annual Report on Form 10-K.

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending March 31, 2005.

      The consolidated financial statements of the Company, at June 30, 2004, include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated.

Stock-based compensation

      At June 30, 2004, the Company has stock-based compensation plans. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock-based compensation arrangements with employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                                  Three months ended June 30,
                                                                                       2004           2003
                                                                                    ---------      ---------
      Net income, as reported ................................................      $   1,799      $   1,979
      Deduct: Total stock-based employee compensation expense
           determined under fair value based method for all awards, net of
           related tax effects ...............................................            175            115
                                                                                    ---------      ---------
      Proforma net income ....................................................      $   1,624      $   1,864
                                                                                    =========      =========
      Earnings per share:
           Basic - as reported ...............................................      $    0.12      $    0.19
                                                                                    =========      =========
           Basic - proforma ..................................................      $    0.11      $    0.18
                                                                                    =========      =========
           Diluted - as reported .............................................      $    0.10      $    0.12
                                                                                    =========      =========
           Diluted - proforma ................................................      $    0.09      $    0.11
                                                                                    =========      =========

      Recently Issued Accounting Standards

Revenue Recognition

      In November 2002, the Emerging Issues Task Force reached a consensus opinion of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair values of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion No. 20, "Accounting Changes." The adoption of EITF 00-21 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.    Inventories

      Inventories, net of reserves, are comprised of the following:

                                                     June 30,      March 31,
                                                              2004
                                                     -----------------------
           Raw materials ..........................   $2,308        $2,088
           Work-in-process ........................      176           246
           Finished goods .........................      681           723
                                                      ------        ------
           Total inventories ......................   $3,165        $3,057
                                                      ======        ======

3.    Earnings Per Share

      Basic earnings per share are calculated by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options and warrants whose exercise prices are less than the average market price during the quarter are exercised at the beginning of the period and the proceeds used by Schick Technologies, Inc. to purchase shares at the average market price for the period. The following is the reconciliation from basic to diluted shares for the three months ended June 30, 2004 and 2003:

                                         Three months ended June 30,
                                             2004            2003
                                          ----------      ----------
            Basic shares ...........      15,027,703      10,229,697
            Dilutive:
            Options ................       1,392,634       1,357,608
            Warrants ...............         789,399       4,949,587
                                          ----------      ----------
            Diluted shares .........      17,209,736      16,536,892
                                          ==========      ==========

      The Company excluded 133,239 and 497,260 options from the computation of diluted earnings per share for the three months ended June 30, 2004 and 2003, respectively, because they are anti-dilutive.

4.    Contingencies, Commitments and Other

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

      On November 14, 2003, the SEC filed a civil action in the United States District Court for the Eastern District of New York against the Company, its former chief executive officer, and its former vice president of sales and marketing. The SEC complaint alleges fraud, books and records violations, and reporting violations under Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and various rules promulgated thereunder in connection with the financial statements included in the Company's reports on Form 10-Q for the quarters ended June 30, September 30 and December 31, 1998. The SEC complaint seeks to enjoin the Company from future violations of those provisions of the Exchange Act and the rules thereunder, as well as disgorgement of any ill-gotten gains, which the Company does not believe to be material in amount. With respect to the other defendants, the complaint seeks injunctive relief, civil penalties, disgorgement and an officer/director bar.

      In September 2003, the Board of Directors appointed a Special Litigation Committee, consisting of four non-employee Directors, which has oversight responsibility and authority with respect to the SEC/U.S. Attorney matter. The Company has had discussions with the SEC's northeast regional office in an effort to resolve the complaint against the Company. There can be no assurance that those discussions will continue and/or will be successful. The Company will continue to incur significant legal fees and may incur indemnification costs. However, the Company believes that the magnitude of such expenditures will not adversely affect its ongoing business operations.

      The Company cannot predict the potential outcome of these matters and their impact on the Company and, therefore, has made no provision relating to these matters in the accompanying consolidated financial statements.

Litigation

      The Company may be a party to a variety of legal actions (in addition to that referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property related litigation. In addition, because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages may be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

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

      In June 2004, the Company entered into a three-year employment agreement with Jeffrey T. Slovin. Pursuant to the Agreement, Mr. Slovin is employed as the Company's Chief Executive Officer and President. Mr. Slovin's annual base salary is $325,000, $337,000 and $350,000, respectively, during each year of the initial 3-year term of the Agreement. In addition to base salary, Mr. Slovin is eligible to receive a yearly bonus payment based on the Company's year-over-year Earnings-Per-Share growth, as defined in the Agreement. Pursuant to the Agreement, Mr. Slovin was also awarded 400,000 employee stock options which vest in equal monthly increments over a period of 48 months. Additionally, under the Agreement, all Company stock options held by Mr. Slovin will immediately vest in the event that the Company has a change in control or is acquired by another company or entity, or, under certain circumstances, if Mr. Slovin is terminated from employment without cause. In addition, if Mr. Slovin is terminated without cause, the Agreement provides that he shall receive severance payments equal to 12 months' salary and, if applicable, a pro-rated bonus.

      In June 2004, the Company entered into a two-year employment agreement with Michael Stone. Pursuant to the Agreement, Mr. Stone is employed as the Company's Executive Vice President of Sales and Marketing. Mr. Stone's annual base salary is $250,000 and $260,000, respectively, during each year of the 2-year term of the Agreement. In addition to base salary, Mr. Stone is eligible to receive a yearly bonus payment based on the Company's year-over-year Earnings-Per-Share growth, as defined in the Agreement. Pursuant to the Agreement, Mr. Stone was also awarded 150,000 employee stock options which vest in equal monthly increments over a period of 48 months. Additionally, under the Agreement, all Company stock options held by Mr. Stone will immediately vest in the event that the Company has a change in control or is acquired by another company or entity, or, under certain circumstances, if Mr. Stone is terminated from employment without cause. In addition, if Mr. Stone is terminated without cause, the Agreement provides that he shall receive severance payments equal to 12 months' salary and, if applicable, a pro-rated bonus.

Other

      Sales to a single customer approximated 55% and 57% of net revenue for the three months ended June 30, 2004 and 2003, respectively. Amounts due from that customer approximated 63% and 58% of net accounts receivable at June 30, 2004 and March 31, 2004, respectively, substantially all of which have been collected subsequent to those dates.

5.    Income Taxes

      For the three months ended June 30, 2004, the Company recorded a charge for income taxes in the amount of $1.4 million, consisting of a non cash charge for deferred income tax expense of $1.2 million, and alternative minimum tax and current state taxes of $0.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act. The words or phrases "believes", "may", "should", "will likely result", "estimates", "projects", "anticipates", "expects" or similar expressions and variations thereof are intended to identify such forward-looking statements. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include risks and uncertainties relating to the SEC action and U.S. Attorney investigation regarding the Company and certain individuals; the Company's dependence on its products, its exclusive North American distributor, its foreign distributors, its key personnel and key suppliers; the possibility of changing economic and competitive conditions; technological developments; competition; market uncertainties; fluctuation in results and seasonality;

litigation; control of the Company by certain stockholders; and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission.

      General

      The Company designs, develops and manufactures digital imaging systems for the worldwide dental and medical markets. In the field of dentistry, the Company currently manufactures and markets a variety of digital imaging products including intra-oral digital radiography systems (CDR(R) and CDR
Wireless(TM)), a digital panoramic radiography sensor (CDRPan(R)) an integrated digital panoramic radiography device (CDRPanX(TM)) and an intra-oral camera system (USBCam(TM)). The Company has also developed a bone mineral density assessment device (accuDEXA(R)) to assist in the diagnosis and treatment of osteoporosis, which was introduced in December 1997.

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

      Accounts Receivable

      The Company reports accounts receivable net of reserves for uncollectible accounts. The Company primarily sells on open credit terms to its exclusive domestic distributor, Patterson Dental Company ("Patterson") and to the U.S. Government, and upon signed purchase orders to hospitals and universities. The majority of the Company's accounts receivable (63% and 58%, at June 30, 2004 and March 31, 2004, respectively) are due from Patterson. The Company's international sales are generally prepaid, guaranteed by irrevocable letter of credit or underwritten by credit insurance. In a limited number of cases, international dealers are granted open credit terms. Warranty shipments are prepaid. Revenue from customers is subject to agreements allowing limited rights of return. Accordingly, the Company reduces revenue recognized for estimated future returns. The estimate of future returns is adjusted periodically based upon historical rates of return. The Company provides an allowance for doubtful accounts based upon its analysis of aged accounts receivable.

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

      Revenue Recognition

      The Company recognizes revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Revenues from sales of the Company's hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is probable. The Company provides its exclusive domestic distributor with a 30-day return policy but allows for an additional 15 days, and accordingly recognizes allowances for estimated returns pursuant to such policy at the time of shipment. Revenue from shipments to foreign customers is recognized at the time of shipment in accordance with foreign sales orders. With respect to products shipped to its exclusive domestic distributor, the Company defers revenue until Patterson ships such inventory from its distribution centers. Amounts received from customers in advance of product shipment are classified as deposits from customers. The Company records as revenue shipping and handling charges invoiced to customers. The cost of shipping and handling is recorded in cost of sales. Revenues from the sale of extended warranties on the Company's products are recognized on a straight-line basis over the life of the extended warranty, which is generally a one-year period. Deferred revenues relate to extended warranty fees paid by customers prior to the performance of extended warranty services, to certain shipments to Patterson and to the 90-day exchange program for CDR(R) wireless.

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

      The following table reconciles warranty liability for the three months ended June 30, 2004 and 2003:

                                                   2004        2003
                                                  -----       -----
            Beginning balance ..............      $ 210       $  56
            Warranties charged in period ...        622         603
            Warranties paid in period ......       (562)       (561)
                                                  -----       -----
            Balance end of period ..........      $ 270       $  98
                                                  =====       =====

      The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally one year). Deferred revenues related to extended warranty were $2.3 and $2.4 million at June 30, 2004 and March 31, 2004, respectively. Services costs are expensed as incurred.

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

      Goodwill and Other Intangible Assets

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

      Identifiable intangible assets that have finite lives continue to be amortized over their estimated useful lives. Other intangible assets include costs incurred to secure patents and deferred financing costs, and are included in other assets. Finite-lived purchased intangible assets are amortized principally by the straight-line method over their expected period of benefit. Costs incurred to secure patents are amortized by the straight-line method over periods of five years.

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

Contractual Obligations and Commercial Commitments

      The following table summarizes contractual obligations and commercial commitments at June 30, 2004:

      ==================================================================================================
                                                                   PAYMENTS DUE BY PERIOD
                                                --------------------------------------------------------
                     CONTRACTUAL                          Less Than      1-3          4-5        After 5
                     OBLIGATIONS                 Total      1 year      years        years        years
      --------------------------------------------------------------------------------------------------
      Operating leases                          $1,533      $  491      $1,042           --           --
      --------------------------------------------------------------------------------------------------
      Consulting and non-compete agreement       1,007         340         667
      --------------------------------------------------------------------------------------------------
      Employment agreements                      1,498         576         922           --           --
      --------------------------------------------------------------------------------------------------
      Purchase obligations                       1,868       1,773          95           --           --
      --------------------------------------------------------------------------------------------------
      Total Contractual
      Cash Obligations                          $5,906      $3,180      $2,726      $    --      $    --
      ==================================================================================================

Results of Operations

      Net revenues for the three months ended June 30, 2004 increased $2.2 million (25%) to $10.9 million from $8.7 million in fiscal 2004. The increase was due to increased sales of the CDR(R) radiography and intraoral camera products. CDR(R) product sales increased $2.1 million (29%) to $9.4 million (87% of the Company's net revenues) from $7.3 million (84% of the Company's net revenues) in fiscal 2004. The Company believes that the increase in sales is a result of growing acceptance of its products by dental customers and sales of the Company's new panoramic product. CDR(R) warranty revenue for the three months ended June 30, 2004 was unchanged at $1.2 million. Domestic product revenue for the three months ended June 30, 2004 increased $0.9 million (17%) to $6.4 million from $5.5 million in fiscal 2004. International revenue for the three months ended June 30, 2004 increased $1.2 million (62%) to $3.2 million from $2.0 million in fiscal 2004.

      Cost of sales for the three months ended June 30, 2004 increased $0.6 million (22%) to $3.2 million (29.5% of net revenue) from $2.6 million (30.3% of net revenue) in fiscal 2004. The decrease in the relative total cost of sales (0.8%) was due to improved manufacturing efficiency.

      Selling and marketing expenses for the three months ended June 30, 2004 increased $21 (2%) to $1.5 million (13% or net revenue) from $1.4 million (17% of net revenue) in fiscal 2004. Increases were primarily related to trade show and travel expenses.

      General and administrative expenses for the three months ended June 30, 2004, increased $0.4 million (26%) to $2.0 million (18% of net revenue) from $1.6 million (18% of net revenue) in fiscal 2004. The increase in general and administrative expenses was primarily attributable to a non-cash charge to payroll and increases in insurance costs, and legal and consulting fees.

      Research and development expenses for the three months ended June 30, 2004 increased $0.3 million (32%) to $1.1 million (10% of net revenue) from $0.8 million (10% of net revenue) in fiscal 2004. The increase was attributable to increases in payroll, consulting costs and research and development materials.

      Income from operations for the three months ended June 30, 2004 increased $1.0 million (48%) to $3.1 million from $2.1 million in the same period of fiscal 2004.

      Income before income taxes for the three months ended June 30, 2004 increased $1.1 million (55%) to $3.2 million from $2.1 million in the same period of fiscal 2004.

      Interest expense for the three months ended June 30, 2004 decreased $0.2 million. In June 2003 the Company repaid the balance of notes payable and wrote off the balance of deferred finance costs related to that note ($150).

      For the three months ended June 30, 2004, the Company is not required to pay income taxes (other than alternative minimum tax and certain state and local taxes) due to the partial utilization of its net operating loss ("NOL") carryforwards. For the first quarter of fiscal 2005, the Company utilized approximately $2.5 million of these NOL carryforwards to offset current taxable income. The Company recorded a charge for income tax for the quarter in the amount of $1.4 million, consisting of a non-cash charge for deferred income tax expense of $1.2 million, and alternative minimum tax and current state income taxes of $0.2 million. Because the Company's deferred tax valuation allowance was eliminated during fiscal 2004, the income tax benefit associated with the NOL had been fully recorded as of March 31, 2004. In subsequent quarters, if the Company continues to generate earnings, it will continue to utilize its available NOL and record a charge for deferred income tax expense. As of June 30, 2004, the Company had NOL carryforwards of $14.8 million available to offset future taxable income during the carryforward period (which expires between 2019 and 2021).

      As a result of the above items, the Company's net income decreased $0.2 million (9%) to $1.8 million (17% of revenue) for the three months ended June 30, 2004 from $2.0 million (23% of revenue) in fiscal 2004.

Liquidity and Capital Resources

      At June 30, 2004, the Company had $24.5 million in cash and cash equivalents and working capital of $30.9 million, as compared to $20.7 million in cash and cash equivalents and working capital of $27.4 million at March 31, 2004.

      During the three months ended June 30, 2004 cash provided by operations was $3.9 million as compared to $3.2 million during the same period in fiscal 2004. Increases in cash were primarily provided by improved operating performance. Sales to a single customer approximated 55% and 57% of net revenue for the three months ended June 30, 2004 and 2003, respectively. Amounts due from that customer approximated 63% and 58% of net accounts receivable at June 30, 2004 and March 31, 2004, respectively, substantially all of which have been collected subsequent to those dates. The decrease in net accounts receivable is the result of cash collections during the three months ended June 30, 2004. Capital expenditures remained unchanged at $0.1 million in the first quarter of fiscal 2005 and 2004. The Company repaid its term notes in full during June 2003.

      Future expenses relating to the legal proceedings described in Part II,
Item 1, "Legal Proceedings," to the extent not covered by insurance, could affect the Company's cash position. Management believes that its existing capital resources and potential sources of credit are adequate to meet its current cash requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      None

Item 4. Controls and Procedures

      a) Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company and/or certain of its former officers are involved in the matters described below:

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

      On November 14, 2003, the SEC filed a civil action in the United States District Court for the Eastern District of New York against the Company, its former chief executive officer, and its former vice president of sales & marketing. The SEC complaint alleges fraud, and books and records and reporting violations under Sections 10(b), 13(a) and 13(b)(2) of the Exchange Act and various rules promulgated thereunder in connection with the financial statements included in the Company's reports on Form 10-Q for the quarters ended June 30, September 30 and December 31, 1998. The SEC complaint seeks to enjoin the Company from future violations of those provisions of the Exchange Act and the rules thereunder, as well as disgorgement of any ill-gotten gains, which the Company does not believe to be material in amount. With respect to the other defendants, the complaint seeks injunctive relief, civil penalties, disgorgement and an officer/director bar.

      In September 2003, the Board of Directors appointed a Special Litigation Committee, consisting of four non-employee Directors, which has oversight responsibility and authority with respect to the SEC/U.S. Attorney matter. The Company promptly commenced discussions with the SEC's northeast regional office in an effort to resolve the complaint against the Company. There can be no assurance that those discussions will continue and/or will be successful. The Company will continue to incur significant legal fees and may incur indemnification costs. However, the Company believes that the magnitude of such expenditures will not adversely affect its ongoing business operations.

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

      Not Applicable.

Item 5. Other Information

      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C.ss. 1350.

      32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C.ss. 1350.

(b)   Reports on Form 8-K

      1. A Form 8-K was filed on June 9, 2004 and reported on the Company's press release, which announced that Jeffrey T. Slovin was named to the position of President and Chief Executive Officer of the Company, that David B. Schick had resigned as the Company's CEO and from its Board of Directors, and that William K. Hood was elected Chairman of the Board of Directors, in Item 5, "Other Events," of said Form 8-K.

      2. A Form 8-K was filed on June 9, 2004 and reported on the Company's press release, which announced its fiscal 2004 year-end conference call to report the Company's fiscal fourth quarter and year-end financial results, in
Item 5, "Other Events," of said Form 8-K.

      3. A Form 8-K was filed on June 15, 2004 and reported on the Company's press release, which announced its financial results for the fourth quarter and fiscal year ended March 31, 2004, in Item 12, "Results of Operations and Financial Condition," of said Form 8-K.

                            SCHICK TECHNOLOGIES, INC.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SCHICK TECHNOLOGIES, INC.


Date: August 13, 2004                   By: /S/ Jeffrey T. Slovin
                                            ------------------------------------
                                            Jeffrey T. Slovin
                                            Chief Executive Officer


                                        By: /S/ Ronald Rosner
                                            ------------------------------------
                                            Ronald Rosner
                                            Director of Finance and
                                            Administration (Principal Financial
                                            Officer)