Form 10-Q
period 2004-09-30
SCHICK TECHNOLOGIES INC
filed 2004-11-12
CIK 1014507

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

Yes |_| No |X|

As of November 5, 2004, 15,184,155 shares of common stock, par value $.01 per share, were outstanding.

SCHICK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of September 30 (unaudited) and March 31, 2004............Page 1

                 Consolidated Statements of Operations for the three and six months ended September
                 30, 2004 and 2003 (unaudited)............................................................Page 2

                 Consolidated Statements of Cash Flows for the six months ended September 30, 2004 and 2003 (unaudited).....................................................................Page 3

                 Notes to Consolidated Financial Statements (unaudited)...................................Page 4

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations...............................................................................Page 7

         Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................Page 11

         Item 4. Controls and Procedures.................................................................Page 11

PART II. OTHER INFORMATION...............................................................................Page 12

         Item 1. Legal Proceedings.......................................................................Page 12

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.............................Page 12

         Item 3. Defaults Upon Senior Securities.........................................................Page 12

         Item 4. Submission of Matters to a Vote of Security Holders.....................................Page 13

         Item 5. Other Information.......................................................................Page 13

         Item 6. Exhibits................................................................................Page 13

SIGNATURES...............................................................................................Page 14

CERTIFICATIONS...........................................................................................Page 15

PART I. Financial Information

Item 1. Financial Statements

Schick Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share amounts)

                                                                                            September 30,        March 31,
                                                                                            -------------        ---------
                                                                                                         2004
                                                                                            ------------------------------
                                                                                            (unaudited)
Assets
Current assets
     Cash and cash equivalents ......................................................        $ 26,441             $ 20,734
     Accounts receivable, net of allowance for doubtful accounts of $138 ............           4,312                3,982
     Inventories ....................................................................           3,159                3,057
     Prepayments and other current assets ...........................................             871                  861
     Deferred income taxes ..........................................................           9,620                6,481
                                                                                             --------             --------
              Total current assets ..................................................          44,403               35,115
                                                                                             --------             --------
Equipment, net ......................................................................           1,456                1,405
Goodwill, net .......................................................................             266                  266
Deferred income taxes ...............................................................             244                5,679
Other assets ........................................................................             293                  278
                                                                                             --------             --------
              Total assets ..........................................................        $ 46,662             $ 42,743
                                                                                             ========             ========

Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable and accrued expenses ..........................................        $  1,551             $  1,456
     Accrued salaries and commissions ...............................................             822                1,390
     Income taxes payable ...........................................................             159                  142
     Deposits from customers ........................................................              25                   13
     Warranty obligations ...........................................................             300                  210
     Deferred revenue ...............................................................           3,708                4,504
                                                                                             --------             --------
              Total current liabilities .............................................           6,565                7,715
                                                                                             --------             --------
Commitments and contingencies .......................................................              --                   --
Stockholders' equity
     Preferred stock ($0.01 par value; 2,500,000 shares authorized; none
         issued and outstanding) ....................................................              --                   --
     Common stock ($0.01 par value; 50,000,000 shares authorized:
         15,184,155 and 15,026,470 shares issued and outstanding,
         respectively) ..............................................................             152                  150
     Additional paid-in capital .....................................................          45,408               44,626
     Accumulated deficit ............................................................          (5,463)              (9,748)
                                                                                             --------             --------
              Total stockholders' equity ............................................          40,097               35,028
                                                                                             --------             --------
              Total liabilities and stockholders' equity ............................        $ 46,662             $ 42,743
                                                                                             ========             ========

----------

The accompanying footnotes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share amounts)

                                                                    Three months ended                    Six months ended
                                                                       September 30,                         September 30,
                                                                  2004               2003               2004               2003
                                                               -----------       ------------        -----------       ------------
Revenue, net ...........................................       $    10,870       $      8,501        $    21,751       $     17,177

Total cost of sales ....................................             2,972              2,624              6,181              5,253
                                                               -----------       ------------        -----------       ------------
         Gross profit ..................................             7,898              5,877             15,570             11,924
                                                               -----------       ------------        -----------       ------------
Operating expenses:
     Selling and marketing .............................             1,531              1,415              2,987              2,850
     General and administrative ........................             1,284              1,511              3,269              3,091
     Research and development ..........................             1,305                839              2,417              1,681
     Bad debt expense ..................................                --                 30                 --                105
                                                               -----------       ------------        -----------       ------------

         Total operating costs .........................             4,120              3,795              8,673              7,727
                                                               -----------       ------------        -----------       ------------

         Income from operations ........................             3,778              2,082              6,897              4,197
                                                               -----------       ------------        -----------       ------------
Other income (expense)
     Interest income ...................................                84                 29                177                 49
     Other income ......................................                --                 36                 --                137
     Interest expense ..................................                --                 (2)                --               (171)
                                                               -----------       ------------        -----------       ------------
         Total other income (expense) ..................                84                 63                177                 15
                                                               -----------       ------------        -----------       ------------

         Income before income taxes ....................             3,862              2,145              7,074              4,212

         Provision (benefit) for income taxes ..........             1,376               (122)             2,789                (34)
                                                               -----------       ------------        -----------       ------------

         Net income ....................................       $     2,486       $      2,267        $     4,285       $      4,246
                                                               ===========       ============        ===========       ============

         Basic earnings per share ......................       $      0.16       $       0.22        $      0.28       $       0.41
                                                               ===========       ============        ===========       ============
         Diluted earnings per share ....................       $      0.14       $       0.13        $      0.25       $       0.25
                                                               ===========       ============        ===========       ============
         Weighted average common shares (basic) ........        15,099,299         10,365,939         15,063,501         10,297,818
                                                               ===========       ============        ===========       ============
         Weighted average common shares (diluted) ......        17,230,852         16,911,580         17,219,421         16,724,236
                                                               ===========       ============        ===========       ============

----------

The accompanying footnotes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

                                                                                                Six months ended
                                                                                                  September 30,
                                                                                              2004             2003
                                                                                            --------         --------
Cash flows from operating activities
Net income ..........................................................................       $  4,285         $  4,246
     Adjustments to reconcile net income to net cash provided by operating activities
              Non-cash compensation .................................................            393              290
              Depreciation and amortization .........................................            345              567
              Deferred income taxes .................................................          2,296             (314)
              Tax benefit of stock options exercised ................................            123              205
              Gain from repayment of long-term debt .................................             --              (50)
              Provision for doubtful accounts .......................................             --              105
              Provision for excess and obsolete inventory ...........................             15               --
              Amortization of deferred financing charges ............................             --              150
              Changes in assets and liabilities:
                  Accounts receivable ...............................................           (330)            (612)
                  Inventories .......................................................           (117)             (58)
                  Prepayments and other current assets ..............................             (9)             (76)
                  Other assets ......................................................            (26)             (52)
                  Accounts payable and accrued expenses .............................           (473)             359
                  Income taxes payable ..............................................             17               23
                  Deposits from customers ...........................................             12              (30)
                  Warranty obligations ..............................................             90               67
                  Deferred revenue ..................................................           (796)             936
                                                                                            --------         --------
                     Net cash provided by operating activities ......................          5,825            5,756
                                                                                            --------         --------
Cash flows from investing activities
     Proceeds from short-term investments ...........................................             --              705
     Capital expenditures ...........................................................           (385)            (231)
                                                                                            --------         --------
                     Net cash (used in) provided by investing activities ............           (385)             474
                                                                                            --------         --------
Cash flows from financing activities
     Net proceeds from issuance of common stock .....................................            267              233
     Payment of long-term debt ......................................................             --           (1,453)
                                                                                            --------         --------
                     Net cash provided by (used in) financing activities ............            267           (1,220)
                                                                                            --------         --------

Net increase in cash and cash equivalents ...........................................          5,707            5,010

Cash and cash equivalents at beginning of period ....................................         20,734            7,100
                                                                                            --------         --------
Cash and cash equivalents at end of period ..........................................       $ 26,441         $ 12,110
                                                                                            ========         ========
Interest paid .......................................................................             --         $     22
                                                                                            ========         ========
Income taxes paid ...................................................................       $    201         $     52
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

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending March 31, 2005.

      The consolidated financial statements of the Company, at September 30, 2004, include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated.

Stock-based compensation

      At September 30, 2004, the Company has stock-based compensation plans. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock-based compensation arrangements with employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                  Three months ended                Six months ended
                                                                                     September 30,
                                                              ------------------------------------------------------------
                                                                 2004             2003             2004             2003
                                                              ---------        ---------        ---------        ---------
Net income, as reported ..................................    $   2,486        $   2,267        $   4,285        $   4,246
Deduct: Total stock-based employee compensation
     expense determined under fair value based method
     for all awards, net of related tax effects ..........          171               47              346              117
                                                              ---------        ---------        ---------        ---------
Proforma net income ......................................    $   2,315        $   2,220        $   3,939        $   4,129
                                                              =========        =========        =========        =========
Earnings per share:
     Basic - as reported .................................    $    0.16        $    0.22        $    0.28        $    0.41
                                                              =========        =========        =========        =========
     Basic - proforma ....................................    $    0.15        $    0.21        $    0.26        $    0.40
                                                              =========        =========        =========        =========
     Diluted - as reported ...............................    $    0.14        $    0.13        $    0.25        $    0.25
                                                              =========        =========        =========        =========
     Diluted - proforma ..................................    $    0.14        $    0.13        $    0.24        $    0.25
                                                              =========        =========        =========        =========

2.    Inventories

      Inventories, net of reserves, are comprised of the following:

                                               September 30,         March 31,
                                                             2004
                                               -------------------------------
      Raw materials ....................           $1,887             $2,088
      Work-in-process ..................              234                246
      Finished goods ...................            1,038                723
                                                   ------             ------
      Total inventories ................           $3,159             $3,057
                                                   ======             ======

3.    Earnings Per Share

      Basic earnings per share are calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options and warrants whose exercise prices are less than the average market price during the period are exercised at the beginning of the period and the proceeds used by Schick Technologies, Inc. to purchase shares at the average market price for the period. The following is the reconciliation from basic to diluted shares for the three and six months ended September 30, 2004 and 2003:

                                    Three months ended September 30,            Six months ended September 30,
                                        2004                2003                    2004               2003
                                     ----------          ----------              ----------         ----------
Basic shares ..................      15,099,299          10,365,939              15,063,501         10,297,818
Dilutive:
Options .......................       1,339,410           1,428,597               1,365,144          1,393,103
Warrants ......................         792,143           5,117,044                 790,776          5,033,315
                                     ----------          ----------              ----------         ----------
Diluted shares ................      17,230,852          16,911,580              17,219,421         16,724,236
                                     ==========          ==========              ==========         ==========

The Company excluded 87,061 and 98,035 options from the computation of diluted earnings per share for the three months ended September 30, 2004 and 2003, respectively, because they are anti-dilutive. The Company excluded 110,150 and 115,637 options from the computation of diluted earnings per share for the six months ended September 30, 2004 and 2003, respectively, because they are anti-dilutive.

4.    Contingencies and Other

Product Liability and Litigation

      The Company is subject to the risk of product liability and other liability claims in the event that the use of its products results in personal injury or other claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. The Company maintains insurance coverage related to product liability claims, but there can be no assurance that product or other claims will not exceed its insurance coverage limits, or that such insurance will continue to be available on commercially acceptable terms, or at all. In addition, the Company may be a party to a variety of legal actions (in addition to that referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property related litigation. In addition, because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. In some cases, substantial punitive damages may be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

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

      On November 14, 2003, the SEC filed a civil action in the United States District Court for the Eastern District of New York against the Company, its former chief executive officer, and its former vice president of sales and marketing. The SEC complaint alleges fraud, books and records violations, and reporting violations under Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and various rules promulgated thereunder in connection with the financial statements included in the Company's reports on Form 10-Q for the quarters ended June 30, September 30 and December 31, 1998. The SEC complaint seeks to enjoin the Company from future violations of those provisions of the Exchange Act and the rules thereunder, as well as disgorgement of ill-gotten gains, if any, which the Company does not believe to be material in amount. With respect to the other defendants, the complaint seeks injunctive relief, civil penalties, disgorgement and an officer/director bar.

      In September 2003, the Board of Directors appointed a Special Litigation Committee, consisting of four non-employee Directors, which has oversight responsibility and authority with respect to the SEC/U.S. Attorney matter. The Company has had discussions with the SEC's northeast regional office in an effort to resolve the complaint against the Company and, on October 21, 2004, a closed-door settlement conference was conducted before the Court. The Company intends to continue settlement discussions with the SEC. The next formal settlement conference has been scheduled by the Court for January 21, 2005. There can be no assurance that such settlement discussions will be successful. The Company will continue to incur significant legal fees and may incur indemnification costs. However, the Company believes that the magnitude of such expenditures will not adversely affect its ongoing business operations.

      The Company cannot predict the potential outcome of these matters and their impact on the Company and, therefore, has made no provision relating to these matters in the accompanying consolidated financial statements.

      Other

      Sales to a single customer approximated 56% and 51% of revenue for the three months ended September 30, 2004 and 2003, respectively. Sales to a single customer approximated 56% and 54% of revenue for the six months ended September 30, 2004 and 2003, respectively. Amounts due from that customer approximated 62% and 58% of net accounts receivable at September 30, 2004 and March 31, 2004, respectively, substantially all of which have been collected subsequent to those dates.

5.    Income Taxes

      The following table summarizes income tax expense/(benefit) for the three and six months ended September 30, 2004 and 2003:

                                                                       Three months ended                Six months ended
                                                                       ------------------                ----------------
                                                                                          September 30
                                                                                          ------------
                                                                        2004           2003             2004           2003
                                                                      ------          -----           ------        -------
      Current - Federal and state ..........................          $  158          $  23           $  370        $    75
      Deferred - Federal and state .........................           1,218            798            2,419          1,606
                                                                      ------          -----           ------        -------
      Tax provision before reserve reversal ................           1,376            821            2,789          1,681
      Deferred tax reserve reversal ........................              --           (943)              --         (1,715)
                                                                      ------          -----           ------        -------
      Net income tax expense/(benefit) .....................          $1,376          ($122)          $2,789        ($   34)
                                                                      ======          =====           ======        =======

      The income tax benefit of the net operating loss utilized for the three months ended September 30, 2004 and 2003 approximates $1.1 million and $0.9 million, respectively. The income tax benefit of the net operating loss utilized for the six months ended September 30, 2004 and 2003 approximates $2.1 million in each period.

      During fiscal 2004 the deferred tax asset valuation reserve and income tax expense were each reduced by the amount of such reserve that the Company believed was more likely than not to be realized. As a result, net income for the three and six months ended September 30, 2003, respectively, was $0.9 million ($0.06 per diluted share) and $1.7 million ($0.10 per diluted share) higher than would otherwise have been reported if such reductions had not been recorded. At March 31, 2004, the balance of the deferred tax asset valuation reserve was reversed in full.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act . The words or phrases "believes", "may", "should", "will likely result", "estimates", "projects", "anticipates", "expects" or similar expressions and variations thereof are intended to identify such forward-looking statements. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include uncertainties as to the future sales volume of the Company's products, the Company's dependence on its exclusive North American distributor and on its foreign distributors, the Company's dependence on products and technology, competition, changing economic and competitive conditions in the medical and dental digital radiography markets, the pending SEC action and U.S Attorney investigation, dependence on key personnel, the Company's ability to manage growth, fluctuation in results and seasonality, governmental approvals and investigations, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, potential need for additional financing and other risks and uncertainties, including those detailed in the Company's other filings with the Securities and Exchange Commission.

      General

      The Company designs, develops and manufactures digital imaging systems for the worldwide dental and medical markets. In the field of dentistry, the Company currently manufactures and markets a variety of digital imaging products including an intra-oral digital radiography system (CDR(R) and CDR Wireless(TM)), a digital panoramic radiography sensor (CDRPan(R)) an integrated digital panoramic radiography device (CDRPanX(TM)) and an intra-oral camera system (USBCam(TM)). The Company has also developed a bone mineral density assessment device (accuDEXA(R)) to assist in the diagnosis and treatment of osteoporosis, which was introduced in December 1997.

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

      Accounts Receivable

      The Company reports accounts receivable net of reserves for uncollectible accounts. The majority of the Company's accounts receivable (62% and 58%, at September 30, 2004 and March 31, 2004, respectively) are due from its exclusive domestic distributor, Patterson Dental Company ("Patterson"). Other accounts receivable are due from international distributors and agencies of the U.S. military. Credit is extended to distributors on varying terms between 30 and 90 days. Most international credit is underwritten by credit insurance. The Company provides an allowance for doubtful accounts based upon analysis of the accounts receivable aging. The Company writes off accounts receivable when they become uncollectible. Subsequently received payments are credited to operations.

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

      Revenue Recognition

      Revenues from sales of the Company's hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is probable. The Company provides its exclusive domestic distributor with a 30-day return policy but allows for an additional 15 days, and accordingly recognizes allowances for estimated returns pursuant to such policy at the time of shipment. With respect to products shipped to its exclusive domestic distributor, the Company defers revenue until Patterson ships such inventory from its distribution centers. Amounts received from customers in advance of product shipment are classified as deposits from customers. Revenues from the sale of extended warranties on the Company's products are recognized on a straight-line basis over the life of the extended warranty, which is generally a one-year period. Deferred revenues relate to extended warranty fees paid by customers prior to the performance of extended warranty services, and to certain shipments to Patterson described above. Patterson instituted a policy permitting, under specific circumstances, the exchange of CDR(R) wireless products, sold after October 23, 2003, for wired CDR products. This exchange is allowed for a period of 90 days from the date of installation in the event that external radio-frequency sources cause interference that cannot be resolved. Previously, the Company had deferred recognition of revenue related to Patterson's shipment of the CDR(R) wireless product until the foregoing 90-day period had elapsed. However, during the three months ended June 30, 2004, the Company issued a new release of its wireless product designed to resolve the radio frequency issue. Subsequent returns and/or exchanges have been negligible and the Company no longer defers the recognition of revenue relating to the wireless product.

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

      The following table reconciles aggregate warranty liability for the three and six months ended September 30, 2004 and 2003:

                                                        Three months ended                   Six months ended
                                                      ----------------------            --------------------------
                                                                            September 30,
                                                      ------------------------------------------------------------
                                                       2004             2003              2004               2003
                                                      -----            -----            -------            -------
      Beginning balance .......................       $ 270            $  98            $   210            $    56
      Warranties recorded in period ...........         587              653              1,269              1,256
      Warranties paid in period ...............        (557)            (653)            (1,179)            (1,214)
                                                      -----            -----            -------            -------
      Balance end of period ...................       $ 300            $  98            $   300            $    98
                                                      =====            =====            =======            =======

      The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally one year). Deferred revenues related to extended warranty were $2.1 million and $2.4 million at September 30, 2004 and March 31, 2004, respectively.

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

      Contractual Obligations and Commercial Commitments

      The following table summarizes contractual obligations and commercial commitments at September 30, 2004:

        ====================================================================================================
                                                                        PAYMENTS DUE BY PERIOD
                                                         ---------------------------------------------------
                          CONTRACTUAL                                   Less Than    1-3       4-5   After 5
                          OBLIGATIONS                         Total       1 year    years     years   years
        ----------------------------------------------------------------------------------------------------
        Operating leases                                     $1,411       $  496   $  915       --        --
        ----------------------------------------------------------------------------------------------------
        Employment agreements                                 1,354          581      773       --        --
        ----------------------------------------------------------------------------------------------------
        Purchase obligations                                  1,829        1,829       --       --        --
        ----------------------------------------------------------------------------------------------------
        Consulting agreement                                    921          340      581       --        --
        ----------------------------------------------------------------------------------------------------
        Total Contractual Cash Obligations                   $5,515       $3,246   $2,269       --        --
        ====================================================================================================

Results of Operations

      Net revenues for the three months ended September 30, 2004 increased $2.4 million (28%) to $10.9 million as compared to $8.5 million in fiscal 2004. The increase was due to increased sales of the CDR(R) radiography and intraoral camera products. CDR(R) product sales increased $2.5 million (35%) to $9.5 million (87% of the Company's revenues) as compared to $7.0 million (83% of revenue) in fiscal 2004. The Company believes that the sales increases are a result of increasing acceptance and adoption of its products by dental customers and an increased commitment from its dealers, including Patterson and distributors in Europe and Asia. Warranty revenue for the three months ended September 30, 2004 decreased $43 (3%) to $1.2 million (11% of revenue) from $1.3 million (15% of revenue) in fiscal 2004. The Company believes that the reduction of warranty revenue will continue as increasing numbers of the Company's legacy customers transition to Patterson for their service and warranty needs and revenues from Patterson increase. Total domestic revenue for the three months ended September 30, 2004 increased $1.3 million (19%) to $7.8 million (71% of revenue) as compared to $6.5 million (77% of revenue) in fiscal 2004. A 39% revenue increase from Patterson was partially offset by decreases in domestic revenues from the government and others. Total international revenue for the three months ended September 30, 2004 increased $1.1 million (56%) to $3.1 million (28% of revenue) as compared to $2.0 million (23% of revenue) in fiscal 2004.

      Net revenues for the six months ended September 30, 2004 increased $4.6 million (27%) to $21.8 million as compared to $17.2 million in fiscal 2004. The increase was due to increased sales of the CDR(R) radiography and intraoral camera products. CDR(R) product sales increased $4.6 million (32%) to $18.9 million (87% of revenue) as compared to $14.3 million (84% of revenue) in fiscal 2004. Warranty revenue for the six months ended September 30, 2004 decreased $8 but remains at $2.5 million (11% and 14% of revenue in fiscal 2005 and 2004, respectively). Total domestic revenue for the six months ended September 30, 2004 increased $2.2 million (17%) to $15.4 million (71% of revenue) as compared to $13.2 million (77% of revenue) in fiscal 2004. A 30% revenue increase from Patterson was partially offset by decreases in domestic revenues from the government and others. Total international revenue for the six months ended September 30, 2004 increased $2.3 million (60%) to $6.3 million (29% of revenue) as compared to $4.0 million (23% of revenue) in fiscal 2004.

      Total cost of sales for the three months ended September 30, 2004 increased $0.4 million (13%) to $3.0 million (27% of revenue) as compared to $2.6 million (31% of revenue) in fiscal 2004. The decrease in the relative total cost of sales (3.6%) was due to improved product mix and manufacturing efficiency.

      Total cost of sales for the six months ended September 30, 2004 increased $0.9 million (18%) to $6.2 million (28% of revenue) as compared to $5.3 million (31% of revenue) in fiscal 2004. The decrease in the relative total cost of sales (2.2%) was due to improved product mix and manufacturing efficiency.

      Selling and marketing expenses for the three months ended September 30, 2004 increased $0.1 million (8%) to $1.5 million (14% of revenue) as compared to $1.4 million (17% of revenue) in fiscal 2004. Increases are primarily attributable to commissions, payroll, promotions, marketing and trade show expense.

      Selling and marketing expenses for the six months ended September 30, 2004 increased $0.1 million (5%) to $3.0 million (14% of revenue) as compared to $2.9 million (17% of revenue) in fiscal 2004. Increases are attributable to the factors described above.

      General and administrative expenses for the three months ended September 30, 2004, decreased $0.2 million (15%) to $1.3 million (12% of revenue) as compared to $1.5 million (18% of revenue) in fiscal 2004. The decrease in general and administrative expenses was primarily attributable to a $ 275 reduction in non-cash payroll costs and an insurance recovery of $149 related to claims paid in connection with the SEC/US attorney matter. These decreases offset increases in professional services, corporate governance costs and insurance.

      General and administrative expenses for the six months ended September 30, 2004, increased $0.2 million (6%) to $3.3 million (15% of revenue) as compared to $3.1 million (18% of revenue) in fiscal 2004. The net increase in general and administrative expenses was attributable to the items discussed above.

      Research and development expenses for the three months ended September 30, 2004 increased $0.5 million (56%) to $1.3 million (12% of revenue) as compared to $0.8 million (10% of revenue) in fiscal 2004. The increase was attributable to the Company's technical consulting agreement with its former chief executive officer, dated May 7, 2004, which resulted in non-cash and cash charges of $267 and $85, respectively, and to increases in payroll expenses and costs of product development materials.

      Research and development expenses for the six months ended September 30, 2004 increased $0.7 million (44%) to $2.4 million (11% of revenue) as compared to $1.7 million (10% of revenue) in fiscal 2004. The increase was attributable to the items discussed above.

      Interest income increased for the three months and six months ended September 30, 2004 due to an increase in the cash balance held in a money market account.

      Interest expense decreased for the six months ended September 30, 2004 as a result of the June 2003 repayment of the balance of notes payable and the write-off of deferred finance costs related to that note ($150).

      Income before income tax for the three months ended September 30, 2004 increased $1.8 million (80%) to $3.9 million, as compared to $2.1 million in fiscal 2004.

      Income before income tax for the six months ended September 30, 2004 increased $2.9 million (68%) to $7.1 million, as compared to $4.2 million in fiscal 2004.

      Income tax expense for the three months ended September 30, 2004 increased $1.5 million to $1.4 million as compared to a net income tax credit of $0.1 million in fiscal 2004. This change is primarily the result of an increase in non-cash deferred income tax expense of $0.4 million and the prior year partial reversal of the Company's tax asset valuation reserve of $0.9 million. The valuation reserve was fully reversed at March 31, 2004.

      Income tax expense for the six months ended September 30, 2004 increased $2.8 million primarily resulting from an increase in non-cash deferred income tax expense of $0.8 million and the prior year partial reversal of tax asset reserves of $1.7 million. The reserve was fully reversed at March 31, 2004.

      The income tax benefit of the net operating loss utilized for the three months ended September 30, 2004 and 2003 approximates $1.1 million and $0.9 million, respectively. The income tax benefit of the net operating loss utilized for the six months ended September 30, 2004 and 2003 approximates $2.1 million in each period.

      During fiscal 2004 the deferred tax asset valuation reserve and income tax expense were each reduced by the amount of such reserve that the Company believed was more likely than not to be realized. As a result, net income for the three and six months ended September 30, 2003, respectively, was $0.9 million ($0.06 per diluted share) and $1.7 million ($0.10 per diluted share) higher than would otherwise have been reported if such reductions had not been recorded. At March 31, 2004, the balance of the deferred tax asset valuation reserve was reversed in full.

      As a result of the above items, the Company's net income for the three months ended September 30, 2004 increased $0.2 million (10%) to $2.5 million as compared to $2.3 million in fiscal 2004.

      As a result of the above items, the Company's net income for the six months ended September 30, 2004 increased $39 (1%) to $4.3 million as compared to $4.2 million in fiscal 2004.

Liquidity and Capital Resources

      At September 30, 2004, the Company had $26.4 million in cash, cash equivalents and short-term investments and $37.8 million in working capital, as compared to $20.7 million in cash, cash equivalents and short-term investments and $27.4 million in working capital at March 31, 2004.

      During the six months ended September 30, 2004 and 2003 cash provided by operations was $5.8 million. Increases in cash were primarily provided by the Company's continuing and increasingly profitable operations. Net operating cash receipts increased $2.3 million to $7.5 million compared to $5.2 million in fiscal 2004. This increase in cash receipts was primarily used to reduce current liabilities. Sales to a single customer approximated 56% and 54% of revenue for the six months ended September 30, 2004 and 2003, respectively. Amounts due from that customer approximated 62% and 58% of net accounts receivable at September 30, 2004 and March 31, 2004, respectively, substantially all of which have been collected subsequent to those dates. The increase in net accounts receivable is the result of increased product shipments during the six months ended September 30, 2004. For the six months ended September 30, 2004 Capital expenditures increased $0.2 million to $0.4 million from $0.2 million in fiscal 2004. During the six months ended September 30, 2003, the Company repaid its term notes to Greystone in full. The Company remains debt free at September 30, 2004.

      Future expenses relating to the legal proceedings described in Part II,
Item 1, "Legal Proceedings," to the extent not covered by insurance, could affect the Company's cash position. The Company estimates that the coverage available under the applicable insurance policy will be depleted during the quarter ending December 31, 2004. Management believes that its existing capital resources and other potential sources of credit are adequate to meet its current cash requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      None.

Item 4. Controls and Procedures

      a) Under the supervision and with the participation of the Company's management, including its chief executive officer and principal financial officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. They have concluded that these disclosure controls provide reasonable assurance that the Company can collect, process and disclose, within the time periods specified in the SEC's rules and forms, the information required to be disclosed in its periodic Exchange Act reports.

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

      On November 14, 2003, the SEC filed a civil action in the United States District Court for the Eastern District of New York against the Company, its former chief executive officer, and its former vice president of sales & marketing. The SEC complaint alleges fraud, and books and records and reporting violations under Sections 10(b), 13(a) and 13(b)(2) of the Exchange Act and various rules promulgated thereunder in connection with the financial statements included in the Company's reports on Form 10-Q for the quarters ended June 30, September 30 and December 31, 1998. The SEC complaint seeks to enjoin the Company from future violations of those provisions of the Exchange Act and the rules thereunder, as well as disgorgement of ill-gotten gains, if any, which the Company does not believe to be material in amount. With respect to the other defendants, the complaint seeks injunctive relief, civil penalties, disgorgement and an officer/director bar.

      In September 2003, the Board of Directors appointed a Special Litigation Committee, consisting of four non-employee Directors, which has oversight responsibility and authority with respect to the SEC/U.S. Attorney matter. The Company has had discussions with the SEC's northeast regional office in an effort to resolve the complaint against the Company and, on October 21, 2004, a closed-door settlement conference was conducted before the Court. The Company intends to continue settlement discussions with the SEC. The next formal settlement conference has been scheduled by the Court for January 21, 2005. There can be no assurance that such settlement discussions will be successful. The Company will continue to incur significant legal fees and may incur indemnification costs. However, the Company believes that the magnitude of such expenditures will not adversely affect its ongoing business operations.

      The Company cannot predict the potential outcome of these matters and their impact on the Company and, therefore, has made no provision relating to these matters in the accompanying consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Not Applicable.

Item 3. Defaults Upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Company held its 2004 Annual Meeting of Stockholders (the "Annual Meeting") on September 22, 2004.

      (b) The following matter concerning the election of Directors was voted upon at the Annual Meeting with the accompanying results:

            Election of Directors:

                                             Number of Votes For           Number of Votes
                                             -------------------               Withheld
                                                                               --------
           William K. Hood                       14,313,558                     8,390
           (New term expires in 2007)

           Curtis M. Rocca III
           (New term expires in 2007)            14,315,858                     6,090

           Jeffrey T. Slovin
           (New term expires in 2007)            14,312,358                     9,590

            The terms of the other Directors of the Company continued after the meeting, as follows: Euval Barrekette and Jonathan Blank serve in the class whose term expires in 2005 and Allen Schick and Uri Landesman serve in the class whose term expires in 2006. On October 13, 2004, Arthur D. Kowaloff was appointed to the Board for a term that expires in 2005. Upon the expiration of the term of a class of Directors, the members of such class will be elected for three-year terms at the annual meeting of stockholders held in the year in which such term expires.

      (c) The following additional matter was voted upon at the Annual Meeting held on September 22, 2004 with the following results:

      Ratification of the selection of Grant Thornton LLP as the Company's independent accountants for the fiscal year ending March 31, 2005:

                   Number of votes for:                          14,228,330
                   Number of votes against:                          90,190
                   Number of abstentions:                             3,428

      (d)   Not Applicable.

Item 5. Other Information

      Not Applicable.

Item 6. Exhibits

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

                                          SCHICK TECHNOLOGIES, INC.


Date: November 11, 2004               By: /S/ Jeffrey T. Slovin
                                          --------------------------------------
                                          Jeffrey T. Slovin
                                          Chief Executive Officer


                                      By: /S/ Ronald Rosner
                                          --------------------------------------
                                          Ronald Rosner
                                          Director of Finance and Administration
                                          (Principal Financial Officer)