Form 10-Q
period 2004-12-31
SCHICK TECHNOLOGIES INC
filed 2005-02-11
CIK 1014507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004.

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

Registrant’s telephone number, including area code: (718) 937-5765

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

Yes  |_|                  No |X|

                As of February 7, 2005, 15,957,052 shares of common stock, par value $.01 per share, were outstanding.

SCHICK TECHNOLOGIES, INC.

TABLE OF CONTENTS

PART I.	Financial Information

	Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 13

Item 4.	Controls and Procedures	Page 14

PART II.	OTHER INFORMATION	Page 14

SIGNATURES	Page 15

CERTIFICATIONS	Page 16

PART I. Financial Information Item 1. Financial Statements Schick Technologies, Inc. and Subsidiary Consolidated Balance Sheets (In thousands, except share amounts)

	December 31,	March 31,

	2004

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$16,560	$20,734
Short-term investments	14,984	—
Accounts receivable, net of allowance for doubtful accounts of $138 and $42, respectively	8,964	3,982
Inventories	3,687	3,057
Prepayments and other current assets	847	861
Deferred income taxes	6,967	6,481

Total current assets	52,009	35,115
Equipment, net	1,410	1,405
Goodwill, net	266	266
Deferred income taxes	93	5,679
Other assets	257	278

Total assets	$54,035	$42,743

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,077	$1,456
Accrued salaries and commissions	1,801	1,390
Income taxes payable	134	142
Deposits from customers	82	13
Warranty obligations	393	210
Deferred revenue	4,438	4,504

Total current liabilities	8,925	7,715

Commitments and contingencies
Stockholders’ equity
Preferred stock ($0.01 par value; 2,500,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 50,000,000 shares authorized: 15,930,707 and 15,026,470 shares issued and outstanding, respectively)	159	150
Additional paid-in capital	46,016	44,626
Accumulated deficit	(1,065)	(9,748)

	45,110	35,028

Total liabilities and stockholders’ equity	$54,035	$42,743

The accompanying notes are an integral part of these financial statements.
1

Schick Technologies, Inc. and Subsidiary Consolidated Statements of Operations (unaudited) (In thousands, except share and per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003

Revenue, net	$16,813	$12,124	$38,564	$29,301
Cost of sales	4,144	3,063	10,325	8,316

Gross profit	12,669	9,061	28,239	20,985

Operating expenses:
Selling and marketing	2,235	1,655	5,222	4,505
General and administrative	1,723	1,725	4,992	4,921
Research and development	1,456	827	3,873	2,508

Total operating costs	5,414	4,207	14,087	11,934

Income from operations	7,255	4,854	14,152	9,051

Other income (expense)
Interest income	111	39	288	88
Interest expense	—	(9)	—	(180)
Other income	—	4	—	141

Total other income	111	34	288	49

Income before income taxes	7,366	4,888	14,440	9,100

Provision for income taxes	2,968	34	5,757	—

Net income	$4,398	$4,854	$8,683	$9,100

Basic earnings per share	$0.28	$0.47	$0.57	$0.88

Diluted earnings per share	$0.25	$0.29	$0.50	$0.54

Weighted average common shares (basic)	15,440,891	10,407,356	15,189,316	10,334,431

Weighted average common shares (diluted)	17,359,203	16,879,982	17,212,293	16,776,152

The accompanying notes are an integral part of these financial statements.
2

Schick Technologies, Inc. and Subsidiary Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (In thousands, except share amounts)

			Additional Paid - in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock

	Shares	Amount

Balance at March 31, 2003	10,206,425	$102	$42,618	$(27,857)	$14,863
Issuance of common stock	235,555	2	305	—	307
Tax benefit of stock options exercised	—	—	275	—	275
Non cash compensation	—	—	234	—	234
Other	—	—	100	—	100
Net income	—	—	—	9,100	9,100

Balance at December 31, 2003	10,441,980	$104	$43,532	$(18,757)	$24,879

Balance at March 31, 2004	15,026,470	$150	$44,626	$(9,748)	$35,028
Issuance of common stock	904,237	9	378	—	387
Tax benefit of stock options exercised	—	—	229	—	229
Non cash compensation	—	—	783	—	783
Net income	—	—	—	8,683	8,683

Balance at December 31, 2004	15,930,707	$159	$46,016	$(1,065)	$45,110

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Nine months ended December 31,
	2004	2003

Cash flows from operating activities
Net income	$8,683	$9,100
Adjustments to reconcile net income to net cash provided by
operating activities
Non cash compensation	783	234
Depreciation and amortization	544	825
Amortization of deferred financing charges	—	150
Deferred tax asset	5,100	(470)
Tax benefit of stock options exercised	229	275
Gain from repayment of long-term debt	—	(50)
Provision for excess and obsolete inventory	89	—
Changes in assets and liabilities:
Accounts receivable	(4,982)	(2,129)
Inventories	(719)	(343)
Prepayments and other current assets	22	(107)
Other assets	3	(80)
Accounts payable and accrued expenses	1,032	785
Income taxes payable	(8)	102
Deposits from customers	69	(23)
Warranty obligations	183	154
Deferred revenue	(66)	743

Net cash provided by operating activities	10,962	9,166

Cash flows from investing activities
Proceeds of short-term investments	—	703
Purchase of short-term investments	(14,984)	—
Capital expenditures	(531)	(275)

Net cash (used in) provided by investing activities	(15,515)	428

Cash flows from financing activities
Proceeds from issuance of common stock	379	300
Payment of long-term debt	—	(1,453)

Net cash provided by (used in ) investing activities	379	(1,153)

Net (decrease) increase in cash and cash equivalents	(4,174)	8,441

Cash and cash equivalents at beginning of period	20,734	7,100

Cash and cash equivalents at end of period	$16,560	$15,541

Interest paid	—	$32

Income taxes paid	$353	$86

The accompanying notes are an integral part of these financial statements.
4

Schick Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except share and per share amounts)

1.             Basis of Presentation

                The consolidated financial statements of Schick Technologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2004 included in the Company’s Annual Report on Form 10-K.

                In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year ending March 31, 2005.

                The consolidated financial statements of the Company, at December 31, 2004, include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated. Certain accounts in previously issue financial statements have been reclassified to conform to the current presentation.

Stock-Based Compensation

                At December 31, 2004, the Company has stock-based compensation plans. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for stock-based compensation arrangements with employees under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or exceeding the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three months ended		Nine months ended
	December 31

	2004	2003	2004	2003

Net income, as reported	$4, 398	$4,854	$8,683	$9,100
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	168	70	514	209

Proforma net income	$4,230	$4,784	$8,169	$8,891

Earnings per share:
Basic - as reported	$0.28	$0.47	$0.57	$0.88

Basic – proforma	$0.27	$0.46	$0.54	$0.86

Diluted - as reported	$0.25	$0.29	$0.50	$0.54

Diluted – proforma	$0.25	$0.28	$0.48	$0.53

Recently Issued Accounting Standards

Stock-Based Compensation

                In December 2004 the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004) (“FAS 123R”) “Share-Based Payment”. The statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and establishes fair-value-based measurement in accounting for share-based payment transactions with employees for public companies in most instances. FASB 123R is effective for interim and annual periods beginning after June 15, 2005. The Company is evaluating the effect FAS 123R on its consolidated financial position, results of operations and cash flows.

        Inventory Costs

                In November 2004 the Financial Accounting Standards Board issued FASB Statement No. 151 (“FASB 151”) “Inventory Costs”. The statement amends ARB No. 43, Chapter 4, “Inventory Pricing” and requires that unallocated overhead be recognized as an expense in the period in which it is incurred. FASB 151 is effective for fiscal years beginning after June 15, 2005. The Company believes that its current method of inventory pricing is in compliance with the requirements of the statement. Accordingly, the adoption of FASB 151 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

        Income Taxes

                In December 2004 the Financial Accounting Standards Board issued FASB Staff Position on Statement 109 (“FSP FAS109-1”) (“FSP”) “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “Act”). The FSP states that the new tax rate reductions created in the Act should be treated as special deductions when accounting for income taxes. As a result deferred tax assets will not be adjusted to reflect the reduced tax rates. The Tax Act is effective for years beginning after December 31, 2004. The Company is evaluating the potential effect of the FSP since the Act replaces other income tax incentives, which will no longer be available to the Company. These incentives have been treated in a similar manner for financial accounting purposes.

2.             Inventories

                Inventories, net of reserves, are comprised of the following:

	December 31,	March 31,
	2004

Raw materials	$2,069	$2,088
Work-in-process	102	246
Finished goods	1,516	723

Total inventories	$3,687	$3,057

3.             Earnings Per Share

                Basic earnings per share are calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options and warrants whose exercise prices are less than the average market price during the period are exercised at the beginning of the period and the proceeds used by Schick Technologies, Inc. to purchase shares at the average market price for the period. The following is the reconciliation from basic to diluted shares for the three and nine months ended December 31, 2004 and 2003:

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003

Basic shares	15,440,891	10,407,356	15,189,316	10,334,331
Dilutive:
Options	1,457,509	1,382,540	1,342,905	1,389,582
Warrants	460,803	5,090,086	680,072	5,052,239

Diluted shares	17,359,203	16,879,982	17,212,293	16,776,152

                The Company excluded 87,061 and 93,288 options from the computation of diluted earnings per share for the three months ended December 31, 2004 and 2003, respectively, because they are anti-dilutive. The Company excluded 102,454 and 109,187 options from the computation of diluted earnings per share for the nine months ended December 31, 2004 and 2003, respectively, because they are anti-dilutive. In November 2004, the Company’s CEO exercised 750,000 warrants, pursuant to the cashless provisions of his warrant grant; as a result, he received 706,564 unregistered shares of common stock. The market price of the Company’s Common Stock was $12.95 at the date of exercise. The shares acquired by the CEO remain subject to registration rights agreements.

4.             Contingencies and Other

Product Liability

                The Company is subject to the risk of product liability and other liability claims in the event that the use of its products results in personal injury or property damage. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. The Company maintains insurance coverage related to product liability claims, but there can be no assurance that product or other claims will not exceed its insurance coverage limits, that claims will not be denied, in whole or in part, by insurance carriers, or that insurance will continue to be available on commercially acceptable terms, or at all.

SEC Investigation

                In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission (“SEC”) to advise it of certain matters related to the Company’s restatement of earnings for interim periods of fiscal 1999. Subsequent thereto, the SEC requested the voluntary production of certain documents and the Company provided the SEC with the requested materials. On August 17, 2000 and April 30, 2003, the SEC served subpoenas upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company timely provided the SEC with the subpoenaed materials. The Company has been informed that since January 2002 the SEC and/or the United States Attorney’s Office for the Southern District of New York have served subpoenas upon and/or contacted certain individuals, including current and former officers and employees of the Company, and a current Director, in connection with this matter. On June 13, 2002, the Company was advised by counsel to David Schick, the Company’s former chief executive officer, that the United States Attorney’s Office for the Southern District of New York had notified such counsel that Mr. Schick was a target of the United States Attorney’s investigation of this matter. The Company has cooperated with the SEC staff and U.S. Attorney’s Office.

                On November 14, 2003, the SEC filed a civil action in the United States District Court for the Eastern District of New York against the Company, its former chief executive officer, and its former vice president of sales and marketing. The SEC complaint alleges fraud, books and records violations, and reporting violations under Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and various rules promulgated thereunder, in connection with the financial statements included in the Company’s reports on Form 10-Q for the quarters ended June 30, September 30 and December 31, 1998. The SEC complaint seeks to enjoin the Company from future violations of those provisions of the Exchange Act and the rules thereunder, as well as disgorgement of ill-gotten gains, if any, which the Company does not believe to be material in amount. With respect to the other defendants, the complaint seeks injunctive relief, civil penalties, disgorgement and an officer/director bar.

                In September 2003, the Board of Directors appointed a Special Litigation Committee, consisting of four non-employee Directors, which has oversight responsibility and authority with respect to the SEC/U.S. Attorney matter. The Company has had discussions with the SEC’s northeast regional office in an effort to resolve the complaint against the Company and, on October 21, 2004, a closed-door settlement conference was conducted before the Court. At that conference, another formal settlement conference was scheduled by the Court for January 21, 2005, but was subsequently postponed by the Court. A status conference was scheduled by the Court for February 25, 2005. The Company intends to continue settlement discussions with the SEC. There can be no assurance that settlement discussions will continue and/or will be successful. During the three months ended December 31, 2004, the insurance coverage available to the Company for legal fee reimbursements and indemnification costs was fully depleted. The Company will continue to incur significant legal fees and may incur indemnification costs. However, the Company believes that the magnitude of such expenditures will not adversely affect its ongoing business operations.

                The Company cannot predict the potential outcome of these matters and their impact on the Company and, therefore, has made no provision relating to these matters in the accompanying consolidated financial statements.

Other

                Sales to a single customer approximated 74% and 63% of net revenue for the three months ended December 31, 2004 and 2003, respectively. Sales to a single customer approximated 64% and 58% of net revenue for the nine months ended December 31, 2004 and 2003, respectively. Amounts due from that customer approximated 81% and 58% of net accounts receivable at December 31, 2004 and March 31, 2004, respectively, all of which have been substantially collected subsequent to those dates.

5.             Income Taxes

                The following table summarizes income tax expense/(benefit) for the three and nine months ended December 31, 2004 and 2003:

	Three months ended		Nine months ended December 31

	2004	2003	2004	2003

Current – Federal and state	$58	$131	$428	$206

Deferred – Federal and state	2,910	1,838	5,329	3,444

Tax provision before reserve reversal	2,968	1,969	5,757	3,650
Deferred tax reserve reversal	—	(1,935)	—	(3,650)

Net income tax expense	$2,968	$34	$5,757	—

                The income tax benefit of the net operating loss utilized for the three months ended December 31, 2004 and 2003 approximates $3.3 million and $1.7 million, respectively. The income tax benefit of the net operating loss utilized for the nine months ended December 31, 2004 and 2003 approximates $5.4 million and $3.8 million, respectively.

                During fiscal 2004 the deferred tax asset valuation reserve and income tax expense were each reduced by the amount of such reserve that the Company believed was more likely than not to be realized. As a result, net income for the three and nine months ended December 31, 2003, respectively, was $1.9 million ($0.11 per diluted share) and $3.7 million ($0.22 per diluted share) higher than would otherwise have been reported if such reductions had not been recorded. At March 31, 2004, the balance of the deferred tax asset valuation reserve was reversed in full.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

                This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “believes”, “may”, “should”, “will likely result”, “estimates”, “projects”, “anticipates”, “expects” or similar expressions and variations thereof are intended to identify such forward-looking statements. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include uncertainties as to the future sales volume of the Company’s products and the pending SEC action and U.S. Attorney investigation, the Company’s dependence on its exclusive North American distributor and on its foreign distributors, the Company’s dependence on products and technology, competition, changing economic and competitive conditions in the medical and dental digital radiography markets, dependence on key personnel, the Company’s ability to manage growth, fluctuation in results and seasonality, governmental approvals and investigations, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, potential need for additional financing and other risks and uncertainties, including those detailed in the Company’s other filings with the Securities and Exchange Commission.

General

                The Company designs, develops, manufactures and markets its proprietary intra-oral digital radiography system and other digital imaging systems for the dental market. The Company also manufactures and markets a bone mineral density assessment device to assist in the diagnosis and treatment of osteoporosis, which was introduced to the medical market in December 1997.

Critical Accounting Policies

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. T he following policies are those that the Company believes to be the most sensitive to estimates and judgments.

                Accounts Receivable

                The Company reports accounts receivable net of reserves for uncollectible accounts. The majority of the Company’s accounts receivable (81% and 58%, at December 31, 2004 and March 31, 2004, respectively) are due from its exclusive domestic distributor, Patterson Dental Company (“Patterson”). Other accounts receivable are due from international distributors and agencies of the U.S. military. Credit is extended to distributors on varying terms between 30 and 90 days. Most international credit is underwritten by credit insurance. The Company provides an allowance for doubtful accounts based upon analysis of the accounts receivable aging. The Company writes off accounts receivable when they become uncollectible. Subsequently received payments are credited to operations.

                Inventories

                Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Cost is determined principally on the standard cost method for manufactured goods and on the average cost method for other inventories, each of which approximates actual cost on the first-in, first-out method. The Company establishes reserves for inventory estimated to be obsolete, unmarketable or slow moving equal to the difference between the cost of inventory and estimated market value, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated or if changes in technology affect the Company’s products, additional inventory reserves may be required.

                Revenue Recognition

                Revenues from sales of the Company’s hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is probable. The Company provides its exclusive domestic distributor, Patterson, with a 30-day return policy but allows for an additional 15 days, and accordingly recognizes allowances for estimated returns pursuant to such policy at the time of shipment. With respect to products shipped to Patterson, the Company defers revenue recognition until Patterson ships such inventory from its distribution centers. Amounts received from customers in advance of product shipment are classified as deposits from customers. Revenues from the sale of extended warranties on the Company’s products are recognized on a straight- line basis over the life of the extended warranty, which is generally a one-year period. Deferred revenues relate to extended warranty fees paid by customers prior to the performance of extended warranty services, and to certain shipments to Patterson described above. Patterson instituted a policy permitting, under specific circumstances, the exchange of CDR® wireless products, sold after October 23, 2003, for wired CDR products. This exchange is allowed for a period of 90 days from the date of installation in the event that external radio-frequency sources cause interference that cannot be resolved. Previously, the Company had deferred recognition of revenue related to Patterson’s shipment of the CDR® wireless product until the foregoing 90-day period had elapsed. However, during the three months ended June 30, 2004, the Company issued a new release of its wireless product designed to resolve potential radio frequency issues. Subsequent returns and/or exchanges have been negligible and the Company no longer defers the recognition of revenue relating to the wireless product beyond its standard revenue-recognition policy for products shipped to Patterson, as discussed above.

                Warranties

                The Company records a liability for an estimate of costs that it expects to incur under its basic limited warranty when product revenue is recognized. Factors affecting the Company’s warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The company periodically assesses the adequacy of its warranty liability based on changes in these factors.

                The following table reconciles aggregate warranty liability for the three and nine months ended December 31, 2004 and 2003:

	Three months ended		Nine months ended

	December 31,

	2004	2003	2004	2003

Beginning balance	$270	$98	$210	$56
Warranties recorded in period	650	654	1,770	1,880
Warranties paid in period	(527)	(567)	(1,587)	(1,751)

Balance end of period	$393	$185	$393	$185

                The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally one year). Deferred revenues related to extended warranties were $2.2 million and $2.3 million at December 31, 2004 and 2003, respectively.

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

Seasonality

                In recent years, the third fiscal quarter (i.e., the three-month period ended December 31) has been the period of highest revenues and net income for the Company during each fiscal year. The Company believes that this is the result, in part, of calendar-year-end income tax incentives available to system purchasers.

Contractual Obligations and Commercial Commitments

                The following table summarizes contractual obligations and commercial commitments at December 31, 2004:

	PAYMENTS DUE BY PERIOD

CONTRACTUAL OBLIGATIONS	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Operating leases	$1,290	$501	$789	—	—

Employment agreements	1,210	587	623	—	—

Purchase obligations	1,250	1,250	—	—	—

Consulting agreement	836	340	496	—	—

Total Contractual Cash Obligations	$4,586	$2,678	$1,908	—	—

Results of Operations

                Net revenues for the three months ended December 31, 2004 increased $4.7 million (39%) to $16.8 million as compared to $12.1 million in fiscal 2004. The increase was due to increased sales of the Company’s CDR® radiography and intraoral camera products. CDR® product sales increased $4.9 million (46%) to $15.5 million (93% of the Company’s net revenues) as compared to $10.7 million (88% of the Company’s net revenues) in the same period in fiscal 2004. The Company believes that the sales increases are a result of increasing acceptance and adoption of its products by dental customers and an increased commitment from its dealers, particularly Patterson. Warranty revenue for the three months ended December 31, 2004 decreased $0.1 million (8%) to $1.2 million (7% of revenue) from $ 1.3 million (11% of revenue) for the same period in fiscal 2004. The Company believes that the reduction of warranty revenue will continue as increasing numbers of the Company’s legacy customers transition to Patterson for their service and warranty needs. Total domestic product revenue for the three months ended December 31, 2004 increased $4.9 million (61%) to $13.1 million (78% of revenue) as compared to $8.2 million (67% of revenue) for the same period in fiscal 2004. Total international product revenue for the three months ended December 31, 2004 decreased $0.1 million (5%) to $2.5 million (15% of revenue) as compared to $2.6 million (22% of revenue) for the same period in fiscal 2004.

                Net revenues for the nine months ended December 31, 2004 increased $9.3 million (32%) to $38.6 million as compared to $29.3 million for the same period in fiscal 2004. The increase was due to increased sales of the Company’s CDR® radiography and intraoral camera products. CDR® product sales increased $9.5 million (38%) to $34.5 million (90% of the Company’s net revenues) as compared to $25.0 million (85% of the Company’s net revenues) in the same period in fiscal 2004. The Company believes that the sales increases are a result of increasing acceptance and adoption of its products by dental customers. Warranty revenue for the nine months ended December 31, 2004 decreased $0.1 million (3%) to $3.7 million (9% of total revenue) as compared to $3.8 million (13% of revenue) f or the same period in fiscal 2004. Total domestic product revenue for the nine months ended December 31, 2004 increased $7.2 million (38%) to $26.0 million (67% of revenue) as compared to $18.8 million (65% of revenue) for the same period in fiscal 2004. Total international product revenue for the nine months ended December 31, 2004 increased $2.2 million (34%) to $8.8 million (23% of revenues) as compared to $6.6 million (23% of revenue) for the same period in fiscal 2004.

                Total cost of sales for the three months ended December 31, 2004 increased $1.0 million (35%) to $4.1 million (24.6% of net revenue) as compared to $3.1 million (25.3% of net revenue) for the three months ended December 31, 2003. The decrease in the relative total cost of sales (0.7%) was due to improved product mix and manufacturing efficiency more than offsetting an excess and obsolete inventory provision of $0.1 million or 0.4% of revenue in fiscal 2005.

                Total cost of sales for the nine months ended December 31, 2004 increased $2.0 million (24%) to $10.3 million (26.8% of net revenue) as compared to $8.3 million (28.4% of net revenue) for the nine months ended December 31, 2003. The decrease in the relative total cost of sales (1.6%) was due to improved product mix and manufacturing efficiency more than offsetting an excess and obsolete inventory provision of $0.1 million or 0.2% of revenue in fiscal 2005.

                Selling and marketing expenses for the three months ended December 31, 2004 increased $0.5 million (35%) to $2.2 million (13% of net revenue) as compared to $1.7 million (14% of net revenue) for the three months ended December 31, 2003. This primarily relates to an increase in commissions paid by the Company, driven by increased revenue. Other increases include payroll and related expenses as well as advertising and marketing expenses.

                Selling and marketing expenses for the nine months ended December 31, 2004 increased $0.7 million (16%) to $5.2 million (14% of net revenue) as compared to $4.5 million (15% of net revenue) for the nine months ended December 31, 2003. This primarily relates to an increase in commissions paid by the Company, driven by increased revenue. Other increases include payroll and related expenses and advertising and marketing expenses.

                General and administrative expenses for the three months ended December 31, 2004, were unchanged from fiscal 2004 at $1.7 million (10% and 14% of net revenue, respectively). Various components of the Company’s G&A expenses for the quarter increased by $0.5 million, primarily as a result of increases in non-cash payroll charges, legal expenses incurred in connection with the SEC action and costs incurred to comply with new Federal regulations for public companies. However, those increases were offset by a $0.5 million recovery received from the Company’s Directors and Officers liability insurer for legal expenses paid in prior periods in connection with the SEC action.

                General and administrative expenses for the nine months ended December 31, 2004, increased $0.1 million (1%) to $5.0 million (13% of net revenue) as compared to $4.9 million (17% of net revenue) for the nine months ended December 31, 2004. Various components of the Company’s G&A expenses for the nine months increased by $0.8 million, primarily as a result of increases in non-cash payroll charges, legal expenses incurred in connection with the SEC action, and costs incurred to comply with new Federal regulations for public companies. However, those increases were partially offset by a $0.7 million recovery received from the Company’s Directors and Officers liability insurer for legal expenses paid in prior periods in connection with the SEC action.

                Research and development expenses for the three months ended December 31, 2004 increased $0.7 million (76%) to $1.5 million (9% of net revenue) as compared to $0.8 million (7% of net revenue) for the same period in fiscal 2004. The increase was attributable to increases in payroll expenditures and product development costs, including expenses for advanced development projects, as well as the Company’s technical consulting agreement with its former chief executive officer, dated May 7, 2004, which resulted in non-cash and cash charges of $122 and $85, respectively.

                Research and development expenses for the nine months ended December 31, 2004 increased $1.4 million (54%) to $3.9 million (10% of net revenue) as compared to $2.5 million (9% of net revenue) for the same period in fiscal 2004. The increase was attributable to increases in payroll expenditures and product development costs, including expenses for advanced development projects, as well as the Company’s technical consulting agreement with its former chief executive officer, dated May 7, 2004, which resulted in non-cash and cash charges of $455 and $170, respectively.

                Interest income for the three months and nine months ended December 31, 2004 by $0.1 million and $0.2 million, respectively, due to an increase in the cash balance held in a money market account.

                Interest expense decreased for the nine months ended December 31, 2003 as a result of the June 2003 repayment of the balance of notes payable and the write-off of deferred finance costs related to that note ($150).

                Income before income tax for the three months ended December 31, 2004 increased $2.5 million (51%) to $7.4 million, as compared to $4.9 million for the same period in fiscal 2004.

                Income before income tax for the nine months ended December 31, 2004 increased $5.3million (59%) to $14.4 million, as compared to $9.1 million for the same period in fiscal 2004.

                Income tax expense for the three months ended December 31, 2004 increased $3.0 million to $3.0 million as compared to $34 for the three months ended December 31, 2003. This change is primarily the result of an increase in non-cash deferred income tax expense of $1.0 million and the prior year partial reversal of the Company’s tax asset valuation reserve of $1.9 million. The valuation reserve was fully reversed at March 31, 2004.

                Income tax expense for the nine months ended December 31, 2004 increased $5.8 million to $5.8 million primarily resulting from an increase in the current tax expense of $0.2 million, and increase in non-cash deferred income tax expense of $1.8 million and the prior year partial reversal of tax asset reserves of $3.7 million. The reserve was fully reversed at March 31, 2004.

                As a result of the above items, the Company’s net income for the three months ended December 31, 2004 decreased $0.5 million (9%) to $4.4 million as compared to $4.9 million in the same period in fiscal 2004.

                As a result of the above items, the Company’s net income for the nine months ended December 31, 2004 decreased $0.4 million (5%) to $8.7 million as compared to $9.1 million in the same period in fiscal 2004.

Liquidity and Capital Resources

                At December 31, 2004, the Company had $31.5 million in cash, cash equivalents and short-term investments and $43.1 million in working capital, as compared to $20.7 million in cash, cash equivalents and short-term investments and $27.4 million in working capital at March 31, 2004.

                During the nine months ended December 31, 2004 and 2003 cash provided by operations was $11.0 million and $9.2 million, respectively. Increases in cash were primarily provided by the Company’s continuing and increasingly profitable operations. Sales to a single customer approximated 64% and 58% of revenue for the nine months ended December 31, 2004 and 2003, respectively. Amounts due from that customer approximated 81% and 58% of net accounts receivable at December 31, 2004 and March 31, 2004, respectively, substantially all of which have been collected subsequent to those dates. The increase in net accounts receivable is the result of increased product shipments during the nine months ended December 31, 2004. For the nine months ended December 31, 2004 capital expenditures increased $0.2 millio n to $0.5 million from $0.3 million in the same period of fiscal 2004. During the nine months ended December 31, 2003, the Company repaid its term notes to Greystone Funding Corporation in full. The Company remains debt free at December 31, 2004.

                With regard to the legal proceedings described in Part II, Item 1, “Legal Proceedings,” the coverage available under the applicable insurance policy was fully depleted during the quarter ended December 31, 2004. The Company will continue to incur significant legal fees and may incur indemnification costs. However, the Company does not believe that the magnitude of such expenditures will adversely affect its ongoing business operations.

                Management believes that its existing capital resources and other potential sources of credit are adequate to meet its current cash requirements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

                None.

Item 4.	Controls and Procedures

	a)	Under the supervision and with the participation of the Company’s management, including its chief executive officer and principal financial officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. They have concluded that these disclosure controls provide reasonable assurance that the Company can collect, process and disclose, within the time periods specified in the SEC’s rules and forms, the information required to be disclosed in its periodic Exchange Act reports.

	b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls subsequent to the date of their most recent evaluation.

PART II.          OTHER INFORMATION

Item 1.    Legal Proceedings

                The Company and/or certain of its former officers are involved in the matters described below:

                In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission (“SEC”) to advise it of certain matters related to the Company’s restatement of earnings for interim periods of fiscal 1999. Subsequent thereto, the SEC requested the voluntary production of certain documents and the Company provided the SEC with the requested materials. On August 17, 2000 and April 30, 2003, the SEC served subpoenas upon the Company, pursuant to a formal order of investigation, requiring the production of certain documents. The Company timely provided the SEC with the subpoenaed materials. The Company has been informed that since January 2002 the SEC and/or the United States Attorney’s Office for the Southern District of New York have served subpoenas upon and/or contacted certain individuals, including current and former officers and employees of the Company, and a current Director, in connection with this matter. On June 13, 2002, the Company was advised by counsel to David Schick, the Company’s former chief executive officer, that the United States Attorney’s Office for the Southern District of New York had notified such counsel that Mr. Schick was a target of the United States Attorney’s investigation of this matter. The Company has cooperated with the SEC staff and U.S. Attorney’s Office.

                On November 14, 2003, the SEC filed a civil action in the United States District Court for the Eastern District of New York against the Company, its former chief executive officer, and its former vice president of sales & marketing. The SEC complaint alleges fraud, and books and records and reporting violations under Sections 10(b), 13(a) and 13(b)(2) of the Exchange Act and various rules promulgated thereunder in connection with the financial statements included in the Company’s reports on Form 10-Q for the quarters ended June 30, September 30 and December 31, 1998. The SEC complaint seeks to enjoin the Company from future violations of those provisions of the Exchange Act and the rules thereunder, as well as disgorgement of ill-gotten gains, if any, which the Company does not believe to be material in amount. With respect to the other defendants, the complaint seeks injunctive relief, civil penalties, disgorgement and an officer/director bar.

                In September 2003, the Board of Directors appointed a Special Litigation Committee, consisting of four non-employee Directors, which has oversight responsibility and authority with respect to the SEC/U.S. Attorney matter. The Company has had discussions with the SEC’s northeast regional office in an effort to resolve the complaint against the Company and, on October 21, 2004, a closed-door settlement conference was conducted before the Court. At that conference, another formal settlement conference was scheduled by the Court for January 21, 2005, but was subsequently postponed by the Court. A status conference was scheduled by the Court for February 25, 2005. The Company intends to continue settlement discussions with the SEC. There can be no assurance that settlement discussions will continue and/or will be successful. During the three months ended December 31, 2004, the insurance coverage available to the Company for legal fee reimbursements and indemnification costs was fully depleted. The Company will continue to incur significant legal fees and may incur indemnification costs. However, the Company believes that the magnitude of such expenditures will not adversely affect its ongoing business operations.

The Company cannot predict the potential outcome of these matters and their impact on the
Company and, therefore, has made no provision relating to these matters in the accompanying consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350.

SCHICK TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHICK TECHNOLOGIES, INC.

Date: February 10, 2005	By:	/S/ Jeffrey T. Slovin
———————————————————
Jeffrey T. Slovin
Chief Executive Officer

	By:	/S/ Ronald Rosner
———————————————————
Ronald Rosner
Director of Finance and Administration
(Principal Financial Officer)
15