Form 10-K
period 2005-03-31
SCHICK TECHNOLOGIES INC
filed 2005-06-10
CIK 1014507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 2005

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

                                 Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes |X| No | |

The aggregate market value of Common Stock held by non-affiliates of the registrant as of September 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $106,388,387. Such aggregate market value is computed by reference to the closing sale price of the Common Stock on such date.

As of June 8, 2005, the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, was 16,036,003.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                Table of Contents

Item of Form 10-K                                                               Page
Part I
          Item 1    Business .................................................    2
          Item 2.   Properties ...............................................   10
          Item 3.   Legal Proceedings ........................................   10
          Item 4.   Submission of Matters to a Vote of Security Holders ......   11
Part II
          Item 5.   Market for the Registrant's Common Equity and Related
                    Stockholder Matters ......................................   11
          Item 6.   Selected Financial Data ..................................   12
          Item 7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ......................   14
          Item 7A.  Quantitative and Qualitative Disclosures About Market
                      Risk ...................................................   20
          Item 8.   Financial Statements and Supplementary Data ..............   20
          Item 9.   Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure .................   20
          Item 9A   Controls and Procedures ..................................   20
          Item 9B.  Other Information ........................................   22
Part III
          Item 10.  Directors and Executive Officers of the Registrant .......   22
          Item 11.  Executive Compensation ...................................   26
          Item 12.  Security Ownership of Certain Beneficial Owners And
                       Management ............................................   30
          Item 13.  Certain Relationships and Related Transactions ...........   32
          Item 14.  Principal Accountant Fees and Services ...................   32
Part IV
          Item 15.  Exhibits and Financial Statement Schedules ...............   F-1

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

      In the field of dentistry, the Company offers an integrated filmless solution for the dental professional. The Company's suite of CDR(R) dental imaging products includes:

(i)   The CDR(R) digital imaging system;

(ii)  CDR Wireless(TM);

(iii) CDR Dental Imaging Software;

(iv)  USBCam(R);

(v)   CDRPan(R);

(vi)  CDRPanX(TM); and

(vii) SDX(TM).

      The CDR(R), or Computed Dental Radiography system, has become a leading product in the field over the past decade. It uses an intra-oral sensor to produce instant, full size, high-resolution dental x-ray images on a color computer monitor without the use of film or the need for chemical development. Additionally, CDR dramatically reduces the radiation dose to which a patient may be exposed -- by up to 80% as compared with conventional x-ray film. CDR Wireless(TM), introduced in February 2003, is an innovative wireless instant digital dental x-ray system that combines all of the advantages of digital radiography with greater flexibility and ease of placement. The USBCam(R), the first intra-oral dental camera to provide full motion video via a standard USB port, was introduced by the Company in July 2002. It fully integrates with the CDR system and eliminates the need for camera power supplies and video capture cards. CDRPan(R), sold since September 1999, eliminates the need for x-ray film in panoramic dental diagnostic procedures and can easily be retrofitted onto existing panoramic dental x-ray machines. CDRPanX(TM) introduced by the Company in November 2003, internationally, and December 2004, domestically, is an integrated digital panoramic device, which allows for fully digital panoramic dental diagnostic procedures. SDX(TM), introduced by the Company in February 2005, is a DC x-ray generator designed to optimize wired and wireless digital radiography.

      In addition, the Company is continuing to develop other products and devices, as well as updated versions of its current products.

      In the field of medical radiography, the Company manufactures and sells the accuDEXA(R) bone densitometer, introduced by the Company in December 1997. It is a low-cost and easy-to-operate device for the assessment of bone mineral density and fracture risk.

      The Company's core products are based primarily on its proprietary complementary metal oxide semiconductor ("CMOS") active pixel sensor ("APS") imaging technology. APS allows the cost-effective fabrication of imaging devices with high resolution. APS technology was developed by the California Institute of Technology and sublicensed to the Company for a range of health care applications. In addition, certain of the Company's products are based upon its proprietary enhanced charged-coupled-device ("CCD") imaging technology.

      The Company's objective is to be the leading provider of innovative, high resolution, cost effective digital radiography products. The Company's primary focus is on the worldwide dental market. The Company plans to leverage its technological advantage in the digital imaging field to penetrate a variety of diagnostic imaging markets. The Company believes that its proprietary technologies and expertise in electronics, imaging software and advanced packaging may enable it to compete successfully in these markets. Key elements of the Company's strategy include (i) innovating products; (ii) leveraging brand recognition; (iii) expanding market leadership in dental digital radiography;
(iv) enhancing international distribution channels; and (v) broadening product offerings.

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

PRODUCTS / INDUSTRY

      Digital Imaging

      X-ray imaging, or radiography, is widely used as a basic diagnostic technique in a broad range of applications. To produce a conventional radiograph, a film cassette is placed behind the anatomy to be imaged. A generator, which produces high-energy photons known as x-rays, is positioned opposite the film cassette. The transmitted x-rays pass through soft tissue, such as skin and muscle, and are absorbed by harder substances, such as bone. These x-rays then form a latent image upon the film. After exposure, the film is passed through a series of chemicals and then dried.

      Film, however, has certain inherent limitations, including the time, expense, inconvenience and uncertainty associated with film processing, as well as the cost and environmental impact resulting from the disposal of waste chemicals. Furthermore, the radiation dosage levels required to ensure adequate image quality in conventional film may raise concerns regarding the health risks associated with exposure to radiation. Also, conventional film images cannot be electronically retrieved from patient records or electronically transmitted to health care providers or insurance carriers at remote locations, a capability which has become increasingly important in today's managed care environment. While certain x-ray scanning systems can convert x-rays into digital form, they add to the time and expense resulting from the use of conventional film and do not eliminate the drawbacks associated with film processing.

      Digital radiography products have been developed to overcome the limitations of conventional film. These systems replace the conventional film cassette with an electronic receptor which directly converts the incident x-rays to digital images.

      Dental Imaging

      In contrast to physicians, who often operate within highly-specialized fields, dentists typically perform their own radiology work. They utilize a significant volume of radiographic products and operate a substantial quantity of radiographic equipment. The Company believes that there is a potential market for over one million digital dental radiography devices worldwide. According to the American Dental Association, as of 2002, there were 156,921 active private practitioners in the United States. The Company believes that each of them, on average, operates 2.5 radiological units, creating a current potential market of over 390,000 digital dental radiography devices in the United States alone. According to the World Health Organization, as of 2004, there were 1,138,957 practicing dentists throughout the world; of these, the Company believes that at least 600,000 practice in the world's major healthcare markets outside of the United States and that each of them operates 1.25 radiological units, on average, creating a potential market of 750,000 additional devices. As reported in March 2005 by Dental Products Report, only 22% of dentists who responded to its survey use a direct digital x-ray system in their practice.

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

      The Company's principal revenue-generating product is its CDR(R) computed dental radiography imaging system. The Company's CDR(R) system is easy to operate and can be used with any dental x-ray generator. To produce a digital x-ray image using CDR(R), the dentist selects an intra-oral sensor of suitable size and places it in the patient's mouth. The sensor converts the x-rays into a digital image that is displayed on the computer monitor within five seconds and automatically stored as part of the patient's clinical records. CDR(R) system software provides the dentist with a variety of tools for advanced analysis of the image. The sensor can then be repositioned for the next x-ray. As the x-ray dose is significantly lower than that required for conventional x-ray film, concern over the potential health risk posed by multiple x-ray exposures is greatly diminished. The process is easy and intuitive, enabling nearly any member of the dental staff to operate the CDR(R) system with minimal training.

      The Company manufactures wired digital sensors in three sizes which correspond to the three standard sizes of conventional dental x-ray film. Size 0 is designed for pediatric use; size 1 is designed for taking anterior dental images; and size 2 is designed for taking bitewing images. All of the Company's CDR(R) sensors can be disinfected using cold solutions or gas. The typical CDR(R) configuration includes a computer, display monitor, size 2 digital sensor, imaging software and a USB remote module.

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

      In April 2002, the Company introduced the USBCam(R), an innovative intra-oral camera which fully integrates with the CDR(R) system to provide color video images of the structures of the mouth. The Company believes that the USBCam was the world's first intra-oral camera with a direct USB interface. Since their introduction in 1991, intra-oral cameras have become widely accepted in dentistry as a diagnostic, communication and presentation tool.

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

      In November 2003 and December 2004, respectively, the Company introduced an integrated digital panoramic machine, marketed under the CDRPanX(TM) name, to the international and U.S. markets. It is a stand-alone device that performs digital panoramic imaging for use in dentistry and maxillofacial surgery.

      In February 2005, the Company introduced the SDX(TM), a DC dental x-ray generator designed to optimize wired and wireless digital radiography. The SDX integrates with the other products in the Company's suite of CDR(R) dental imaging products.

      Bone Mineral Density / Fracture Risk Assessment

      The Company's accuDEXA(R) device, sold since December 1997, is an innovative bone mineral density ("BMD") assessment device which helps physicians diagnose low bone density and predict fracture risk. Based on APS technology, accuDEXA(R) is a small self-contained unit capable of instantly assessing the BMD of a specific portion of the patient's hand, a relative indicator of BMD elsewhere in the body. This device is the first BMD assessment instrument that is virtually automatic, requires no external x-ray generator or computer, and exposes the patient to less than 1% of the radiation of a single conventional chest x-ray.

MANUFACTURING

      The Company's manufacturing facility is located at its headquarters in Long Island City, New York. At this facility, which is subject to periodic inspection by the United States Food and Drug Administration ("FDA"), the

Company manufactures certain of its products and components, and performs the majority of the final assembly and quality assurance testing process. In addition, the Company outsources the fabrication and testing of certain final assemblies and subassemblies.

      The Company purchases various components for its products from a number of outside suppliers. While the Company strives to maintain multiple sources of supply for each such component, certain highly specialized components, including semiconductor wafers used in the assembly of sensors, are primarily provided by a single supplier. In these cases, the Company strives to maintain sufficient inventory so as to provide extra time in which to locate an acceptable alternate supplier in the event of a supply interruption. The Company believes that it would be able to locate an acceptable alternate supplier in such event; however, the need to replace a supplier could cause a disruption in the Company's ability to timely deliver its products or increase the Company's costs.

      The Company's quality assurance program includes various quality control measures, from inspection of raw materials, purchased parts and assemblies through in-process and final inspection, and conforms to the guidelines of the International Quality Standard, ISO 9001. In August 1998, the Company was granted ISO 9001 certification and, in September 2003, was granted ISO 9001:2000 certification. Since August 1998, the Company has been subject to semi-annual audits to reaffirm its ongoing eligibility to maintain such certification.

DEPENDENCE ON CUSTOMERS

      During fiscal 2005, 2004 and 2003, respectively, North American sales of approximately $31.8 million (or 61% of total annual sales), $21.6 million (or 55% of total annual sales) and $15.4 million (or 52% of total annual sales) were made to Patterson Dental Company ("Patterson"). During fiscal 2005, 2004 and 2003, respectively, sales of approximately $13.9 million, $9.9 million and $6.2 million were made to international customers.

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

      The Company seeks to protect its intellectual property through a combination of patent, trademark and trade secret protection. The Company's future success will depend in part on its ability to obtain and enforce patents for its products and processes, preserve its trade secrets and operate without infringing the proprietary rights of others.

      Patents

      The Company has an active corporate patent program, the goal of which is to secure patent protection for its technology. The Company currently has issued United States patents for an `Intra-Oral Sensor for Computer Aided Radiography', U.S. Patent No. 5,434,418, which expires on October 16, 2012; a `Large Area Image Detector', U.S. Patent No. 5,834,782, which expires on November 20, 2016; a `Method and Apparatus for Measuring Bone Density', U.S. Patent No. 5,852,647, which expires on September 24, 2017; an `Apparatus for Measuring Bone Density Using Active Pixel Sensors', U.S. Patent No. 5,898,753, which expires on June 6, 2017; a `Dental Imaging System with Lamps and Method', U.S. Patent No. 5,908,294, which expires on June 12, 2017; an `X-Ray Detection System Using Active Pixel Sensors', U.S. Patent No. 5,912,942, which expires on June 6, 2017; a `Dental Imaging System with White Balance Compensation', U.S. Patent No. 6,002,424, which expires on June 12, 2017; `Dental Radiography Using an Intraoral Linear Array Sensor,' U.S. Patent No. 5,995,583, which expires on November 13, 2016; a `Method for Reading Out Data from an X-Ray Detector,' U.S. Patent No. 6,069,935, which expires on November 2, 2018; a `Filmless Dental Radiography System Using Universal Serial Bus Port', U.S. Patent No. 6,134,298, which expires on August 7, 2018; a 'Wireless Dental Camera', U.S. Patent No. 6,761,561, which expires on June 7, 2022; an 'Intraoral Wireless Sensor', U.S. Design Patent No. D493,892, which expires on August 18, 2018; and 'Dental X-Ray Positioning Using Adhesives', U.S. Patent No. 6,811,312, which expires on February 8, 2022. The Company is also a licensee of U.S. Patent No. 5,179,579, for a `Radiograph Display System with Anatomical Icon for Selecting Digitized Stored Images', under a worldwide, non-exclusive, fully paid license. Additionally, the Company has two recently allowed U.S. Patents as well as another six U.S. patent applications currently pending. The Company also seeks foreign patent protection when it deems it to be warranted.

      The Company is the exclusive sub-licensee for use in medical radiography applications of certain patents, patent applications and other know-how (collectively, the "Intellectual Property") related to complementary metal oxide semiconductor ("CMOS") active pixel sensor technology (the "APS Technology"), which was developed by the California Institute of Technology and sublicensed to the Company. The Company's exclusive rights to such technology are subject to government rights to use, noncommercial educational and research rights to use by California Institute of Technology and the Jet Propulsion Laboratory, and the right of a third party to obtain a nonexclusive license from the California Institute of Technology with respect to such technology. The Company believes that, except for such third party's exercise of its right to obtain a nonexclusive license to use APS Technology in a field other than medical radiography, none of the foregoing parties have given notice of their exercise of any of their respective rights to the APS Technology. There can be no assurance that this will continue to be the case, and any such exercise could have a material adverse effect on the Company.

      The Company has granted several non-exclusive licenses on certain of its patents and intends to grant additional patent licenses in the future as and when it deems it appropriate.

      Trademarks

      The Company has obtained trademark registrations from the United States Patent and Trademark Office for the marks (i) "CDR" for its digital dental radiography product; (ii) "USBCam" for its intra-oral camera (iii) "QuickZoom" (both textual and stylized) for a viewing feature in its digital dental radiography product; (iv) "accuDEXA" for its BMD assessment product; and (v) "CDRPan" for its panoramic digital dental radiography product. In addition, the Company has common law trademark rights in several other names it uses commercially in connection with its products.

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

GOVERNMENT REGULATION

      Products that the Company is currently developing or may develop in the future are likely to require certain forms of governmental clearance, including, but not limited to, marketing clearance by the U.S. Food and Drug Administration. The FDA review process typically requires extended proceedings pertaining to product safety and efficacy. The Company believes that its future success will depend to a large degree upon commercial sales of improved versions of its current products and sales of new products; the Company will not be able to market such products in the United States without FDA marketing clearance. There can be no assurance that any products developed by the Company in the future will be given clearance by applicable governmental authorities or that additional regulations will not be adopted or current regulations amended in such a manner as to adversely affect the Company.

      Pursuant to the Federal Food, Drug and Cosmetic Act, as amended (the "FD&C Act"), the FDA classifies medical devices intended for human use into three classes: Class I, Class II, and Class III. In general, Class I devices are products for which the FDA determines that safety and effectiveness can be reasonably assured by general controls under the FD&C Act relating to such matters as adulteration, misbranding, registration, notification, records and reports. The USBCam(R) is a Class I device.

      Class II devices are products for which the FDA determines that general controls are insufficient to provide a reasonable assurance of safety and effectiveness, and that require special controls such as promulgation of performance standards, post-market surveillance, patient registries or such other actions as the FDA deems necessary. CDR(R), CDR Wireless(TM), CDRPan(R), CDRPanX(TM), SDX(TM) and accuDEXA(R) have been classified as Class II devices.

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

      In January 1994, the FDA cleared the Company's 510(k) application for general use and marketing of the CDR(R) system; in October 2002, cleared the Company's expanded 510(k) application for the CDR Wireless product; and in June 2004, cleared the Company's 510(K) application in connection with a modification of the CDR system for optimization for use with the SDX(TM) product. In November 1996, the FDA cleared the Company's 510(k) application for general use and marketing of CDRCam (USBCam(R)). In December 1997, the FDA cleared the Company's 510(k) application for general use and marketing of accuDEXA(R). The FDA granted the Company additional clearances in connection with the accuDEXA(R), on June 4, 1998, to market accuDEXA(R) as a predictor of fracture risk, and on May 26, 2000, to further clarify issues regarding the collection of the normative database. In December 1998 and May 2003, the FDA cleared the Company's 510(k) applications for CDRPan(R) and CDRPanX(TM), respectively.

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

      The Company must obtain certain approvals by and marketing clearances from governmental authorities, including the FDA and similar health authorities in foreign countries, to market and sell its products in those countries. The FDA regulates the marketing, manufacturing, labeling, packaging, advertising, sale and distribution of "medical devices", as do various foreign authorities in their respective jurisdictions. The FDA enforces additional regulations regarding the safety of equipment utilizing x-rays. Various states also impose their own regulations.

      The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products. A 510(k) application is required in order to market a new or modified medical device. If specifically required by the FDA, a pre-market approval ("PMA") may be necessary. Such proceedings, which must be completed before marketing a new medical device, are potentially very expensive and time consuming. They may delay or hinder a product's timely entry into the marketplace. Moreover, there can be no assurance that the review or approval process for these products by the FDA or any other applicable governmental authorities will occur in a timely fashion, if at all, or that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect the Company. The FDA also regulates the content of advertising and marketing materials relating to medical devices. Failure to comply with such regulations may result in a delay in obtaining approval for the marketing of such products or the withdrawal of such approval if previously obtained.

      The Company is currently developing new products for the dental and medical markets. The Company expects to file 510(k) applications with the FDA in connection with its future products, as necessary. There can be no assurance that the Company will file such 510(k) applications and/or will obtain pre-market clearance for any future products, or that in order to obtain 510(k) clearance, the Company will not be required to submit additional data or meet additional FDA requirements that may substantially delay the 510(k) process and result in substantial additional expense. Moreover, such pre-market clearance, if obtained, may be subject to conditions on marketing or manufacturing, which could impede the Company's ability to manufacture and/or market the product and/or adversely affect its profitability. If the Company is unable to obtain regulatory clearance for and market new products and enhancements to existing products, it will have a material adverse effect on the Company.

      The Company's CDR(R) wireless product complies with the relevant technical standards established by the U.S. Federal Communications Commission ("FCC"), as set forth in FCC Rule 15.249. CDR Wireless(TM) is not subject to any wireless or transmission licensing requirements.

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

      The Company's dental products bear the "CE Mark," a European Union symbol of compliance with quality assurance standards and with the European Union's Medical Device Directive ("MDD"). In order to market the Company's products in the member countries of the European Union, it is necessary that those products conform to these standards and the MDD. It is also necessary that the Company's products comply with any revisions which may be made to the standards or the MDD. To date, the Company has maintained such compliance on its core products.

      The Company has developed and implemented a quality assurance program in accordance with the guidelines of the International Quality Standard, ISO 9001. In August 1998, the Company was granted ISO 9001 certification. The Company's products also comply with the requirements for the "UL" 60601-1 (formerly UL 2601-1) (U.S.A.) and "CSA" C22.2 No. 601-1 (Canada)
standards, the applicable standards for obtaining North American safety marking from an "NRTL" (Nationally Recognized Testing Lab). All of the Company's current products either bear an NRTL marking or are in the process of obtaining such marking.

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

RESEARCH AND DEVELOPMENT

      During fiscal 2005, 2004 and 2003, research and development expenses were $4.9 million, $3.3 million and $2.6 million, respectively.

BACKLOG

      The backlog of orders was approximately $1.0 million at June 6, 2005, $0.8 million at June 10, 2004, and $0.5 million at June 3, 2003. Orders included in backlog may generally be cancelled or rescheduled by customers without significant penalty.

EMPLOYEES

      As of June 1, 2005, the Company had 139 full-time employees, engaged in the following capacities: sales and marketing (44); general and administrative
(23); operations (44); and research and development (28). The Company believes that its relations with its employees are good. No Company employees are represented by a labor union or are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages due to labor disputes.

SALES AND MARKETING

      Dental Products

      In April 2000, the Company and Patterson Dental Company entered into an exclusive distribution agreement covering the United States and Canada; as of May 1, 2000, the Company began marketing and selling its CDR(R) dental products in the United States and Canada through Patterson. The Company believes that Patterson has the largest direct sales force in the dental industry, totaling nearly 1,300 sales representatives and equipment/software specialists serving the United States and Canada.

      The Company has a government sales program to sell directly to the Armed Services, Veterans Administration hospitals, United States Public Health Service and other government-sponsored health institutions.

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

      Our goal is to develop and introduce new technologies and products while maintaining market leadership in our core domestic business, strengthening and expanding our international distribution network and securing as many productive sales channels as possible.

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

      Dental Products

      A number of companies currently sell intra-oral digital dental sensors under various brand names. These include Eastman Kodak Co. ("Trophy"), Gendex Dental Systems ("Visualix"), Dentrix Dental Systems, Inc. ("ImageRAYi"), Provision Dental Systems, Inc. ("Dexis"), Sirona Dental Systems ("Sidexis") and Suni Medical Imaging, Inc. In addition, Gendex, Air Techniques and Soredex Corporation sell storage-phosphor based intra-oral dental systems. The Company believes that its CDR system has thus far competed successfully against other products. If other companies enter the digital radiography field, it may result in a significantly more competitive market in the future. Several companies are involved in the manufacture and sale of intra-oral cameras, including Gendex, Henry Schein, Inc., Digital Doc and Air Techniques. Several companies, including Kodak, Sirona, Instrumentarium Imaging, Panoramic Corporation and Planmeca, manufacture digital panoramic dental devices.

      BMD / Fracture Risk Assessment

      Several companies including General Electric, Lunar, Hologic, Inc., Sunlight, Inc. and Norland are marketing competitive equipment, such as peripheral ultrasound devices. A number of other companies market devices that assess hand densitometry.

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

ITEM 3. LEGAL PROCEEDINGS

      The Company and/or certain of its former officers are involved in the matters described below:

      In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the Company's restatement of earnings for interim periods of fiscal 1999. The SEC subsequently conducted an investigation of the Company and certain individuals, including current and former officers and employees of the Company, pursuant to a Formal Order of Investigation. The Company cooperated with the SEC staff throughout the course of the investigation.

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

      On November 14, 2003, the SEC filed a civil action in the United States District Court for the Eastern District of New York against the Company, its former chief executive officer, and its former vice president of sales & marketing. The SEC complaint alleges fraud, and books and records and reporting violations under Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act and various rules promulgated thereunder in connection with the financial statements included in the Company's reports on Form 10-Q for the quarters ended June 30, September 30 and December 31, 1998. The SEC complaint seeks to enjoin the Company from future violations of those provisions of the Exchange Act and the rules thereunder, as well as disgorgement of any allegedly ill-gotten gains, which the Company does not believe to be material in amount. With respect to the other defendants, the complaint seeks injunctive relief, civil penalties, disgorgement and an officer/director bar.

      The Company has had discussions with the Enforcement Staff of the SEC's northeast regional office in an effort to resolve the complaint against the Company, and the Company intends to continue such discussions. On May 4, 2005, the Court ordered that discovery in this case be suspended until June 18, 2005 to permit the consideration of settlement proposals. Any settlement would require approval by the Commission before it could become effective. There can be no assurance that settlement discussions will continue and/or will be successful.

      During the three months ended December 31, 2004, the insurance coverage available to the Company for legal fee reimbursements and indemnification costs was fully depleted. If this matter remains unresolved, the Company will continue to incur significant legal fees and may incur indemnification costs. However, the Company believes that the magnitude of such expenditures will not adversely affect its ongoing business operations.

      The Company could become a party to a variety of legal actions (in addition to that referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits and intellectual property related litigation. In addition, because of the nature of its business, the Company is potentially subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages could be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Since January 30, 2002, the Company's Common Stock has been traded on the over-the-counter Bulletin Board under the symbol "SCHK".

      The following table sets forth, for the periods indicated, the high and low bid prices of the Company's Common Stock as quoted on the over-the-counter Bulletin Board for each of the fiscal quarters during the years ended March 31, 2005 and 2004.

Fiscal Year Ended March 31, 2005                                High        Low
--------------------------------                               ------      -----
First Quarter ............................................     $13.95      $9.65
Second Quarter ...........................................     $13.90      $8.55
Third Quarter ............................................     $16.50      $9.50
Fourth Quarter ...........................................     $19.20     $14.90

Fiscal Year Ended March 31, 2004                                High        Low
--------------------------------                               ------      -----
First Quarter ............................................      $8.80      $4.30
Second Quarter ...........................................      $8.58      $6.85
Third Quarter ............................................      $8.40      $6.50
Fourth Quarter ...........................................     $12.15      $7.05

      On June 8, 2005, the closing bid and asked prices per share of the Company's Common Stock, as quoted on the over-the-counter Bulletin Board, were $19.20 and $19.35 per share, respectively. Such prices represent quotations between dealers, without dealer mark-up, markdown or commission, and may not represent actual transactions. On June 8, 2005, there were one hundred forty-three (143) holders of record of the Company's Common Stock. However, the Company believes that the number of beneficial owners of such stock is substantially higher.

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

Equity Compensation Plan Information

      The following table sets forth the following information, as of March 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance: the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of such options, warrants and rights; and, other than the securities to be issued upon the exercise of such options, warrants and rights, the number of securities remaining available for future issuance under the plan:

------------------------------------------------------------------------------------------------------------
                                                (a)                  (b)                (c)
------------------------------------------------------------------------------------------------------------
Plan category                                   Number of            Weighted-average   Number of securities
                                                securities to be     exercise price     remaining available
                                                issued upon          of outstanding     for future issuance
                                                exercise of          options,           under equity
                                                outstanding          warrants and       compensation plans
                                                options,             rights             (excluding
                                                warrants and                            securities reflected
                                                rights                                  in column (a) )
------------------------------------------------------------------------------------------------------------
Equity compensation plans approved                2,728,747             $5.52                968,753
by security holders
------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved
by security holders                                      --                --                     --
------------------------------------------------------------------------------------------------------------
Total                                             2,728,747             $5.52                968,753
------------------------------------------------------------------------------------------------------------

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

Schick Technologies, Inc.
Selected Financial Data

                                                           Year ended March 31,
                                            2005       2004        2003        2002        2001
                                          --------   --------    --------    --------    --------
                                                   (in thousands, except per share data)
Statement of Operations Data:

Revenue, net                              $ 52,418   $ 39,393    $ 29,817    $ 24,399    $ 21,252
Total cost of sales                         14,857     11,495       9,628       8,832      10,306
                                          --------   --------    --------    --------    --------
Gross profit                                37,561     27,898      20,189      15,567      10,946
Operating expenses:
   Selling and marketing                     7,107      6,118       5,911       5,291       5,314
   General and administrative                6,851      6,291       5,041       4,148       4,161
   Research and development                  4,812      3,301       2,598       2,176       2,220
   Bad debt expense (recovery)                  --        105          --         (93)       (454)
   Abandonment of leasehold                     --         --          --         118         275
                                          --------   --------    --------    --------    --------
    Total operating expenses                18,770     15,815      13,550      11,640      11,516
                                          --------   --------    --------    --------    --------
Income (loss) from operations               18,791     12,083       6,639       3,927        (570)
Total other income (expense)                   468        109        (174)       (839)     (1,068)
                                          --------   --------    --------    --------    --------
Income (loss) before income taxes           19,259     12,192       6,465       3,088      (1,638)
Income tax provision(benefit)                7,187     (5,917)     (5,360)         --          --
                                          --------   --------    --------    --------    --------
    Net income (loss)                     $ 12,072   $ 18,109    $ 11,825    $  3,088    $ (1,638)
                                          ========   ========    ========    ========    ========
    Basic earnings (loss) per share       $   0.78   $   1.69    $   1.17    $   0.30    $  (0.16)
                                          ========   ========    ========    ========    ========
    Diluted earnings (loss) per share     $   0.70   $   1.07    $   0.78    $   0.26    $  (0.16)
                                          ========   ========    ========    ========    ========

                                                             As of March 31,
                                            2005       2004        2003        2002        2001
                                          --------   --------    --------    --------    --------
Balance Sheet Data:
Cash and cash equivalents                 $ 39,725   $ 20,734    $  7,100    $  1,622    $  2,167
Working capital / (deficiency)              47,109     27,400       9,157       1,133      (1,586)
Total assets                                57,534     42,743      22,610      11,957      12,646
Long-term obligations                           --         --          --       2,039       4,080
Total liabilities                            8,285      7,715       7,747       9,057      12,835
Retained earnings (accumulated deficit)      2,324     (9,748)    (27,857)    (39,682)    (42,770)
Stockholders' equity                        49,249     35,028      14,863       2,900        (189)

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

Overview

      The Company designs, develops and manufactures digital imaging systems for the worldwide dental and medical markets. In the field of dentistry, the Company currently manufactures and markets a variety of digital imaging products including an intra-oral digital radiography system (CDR(R) and CDR Wireless(TM)), a digital panoramic radiography sensor (CDRPan(R)) and integrated device (CDRPanX(TM)), an intra-oral camera system (USBCam(R)), and a DC dental x-ray generator (SDX(TM)). The Company also manufactures and sells a bone mineral density assessment device (accuDEXA(R)) which it developed to assist in the diagnosis and treatment of osteoporosis. The Company's revenues during fiscal 2005 were derived primarily from sales of its CDR(R) system.

      The Company records sales revenue upon shipment to international dealers and to end-users in the U.S. In the case of sales made to Patterson, revenue arising from inventory in Patterson's possession is recorded in deferred revenue, and revenue is recognized upon shipment from Patterson's distribution centers. Revenues from the sales of extended warranties are recognized on a straight-line basis over the life of the extended warranty, which is generally a period of up to two years. The Company utilizes Patterson as the exclusive distributor for non-governmental sales of its dental products within the United States and Canada. The Company's accuDEXA(R) product is sold through a network of independent sales representatives in the United States. International sales of the Company's products are made primarily through a network of independent foreign distributors. In fiscal 2005, 2004, and 2003, sales to customers within North America were approximately 73%, 75% and 78% of total revenues, respectively. The Company's international sales are principally made to distributors in Europe and Asia. The Company's sales are primarily denominated in United States dollars.

      Cost of sales consists of raw materials, manufacturing labor, facilities overhead, product support, and warranty costs. Excess and obsolete inventory expense relates to the overstocking or obsolescence of various dies and/or obsolete x-ray inventory that the Company may not use or otherwise salvage.

      Operating expenses include selling and marketing expenses, general and administrative expenses and research and development expenses, and bad debt expense. Selling and marketing expenses consist of salaries and commissions, advertising, promotional and sales events and travel. General and administrative expenses include executive salaries, professional fees, facilities overhead, accounting, human resources, and general office administration expenses. Research and development expenses are comprised of salaries, consulting fees, facilities overhead and testing materials used for basic scientific research and the development of new and improved products and their uses. Research and development costs are expensed as incurred. Bad debt expense is a result of product shipments that were determined to be uncollectible or not collected. Bad debt recovery is a result of the receipt, in cash, for shipments previously deemed uncollectible.

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

Revenue recognition

      The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Revenues from sales of the Company's hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is reasonably assured. The Company provides its exclusive domestic distributor with a 30-day return policy but allows for an additional 15 days, and accordingly recognizes allowances for estimated returns pursuant to such policy at the time of shipment. Revenue from shipments to foreign customers is recognized at the time of shipment in accordance with foreign sales orders. With respect to products shipped to its exclusive domestic distributor, the Company defers revenue until Patterson ships such inventory from its distribution centers. Amounts received from customers in advance of product shipment are classified as deposits from customers. Revenues from the sale of extended warranties on the Company's products are recognized on a straight-line basis over the life of the extended warranty. Deferred revenues relate to extended warranty fees paid by customers prior to the performance of extended warranty services, and to certain shipments to Patterson, as described above.

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

Goodwill and other long-lived assets

      Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and other Intangible Assets". This statement requires that the amortization of goodwill be discontinued and instead an annual impairment approach be applied. The impairment tests were performed upon adoption and are performed annually thereafter (or more often if adverse events occur) and will be based upon a fair value approach rather than an evaluation of undiscounted cash flows. If the asset has been impaired, the resulting charge reflects the excess of the asset's carrying value over the recalculated goodwill. Impairment tests performed in August 2002, March 2003, March 2004 and April 2005 indicated that goodwill had not been impaired.

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

Deferred tax asset and income taxes

      Income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statements and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. Through March 31, 2003, a valuation allowance of $11.4 million was established for deferred tax assets for which it was not more likely than not that the deferred tax asset would be realized. During the year ended March 31, 2003 the Company reduced its valuation allowance by $5.8 million. At March 31, 2004, the Company reduced its valuation allowance to zero, because it determined that it was more likely than not that the total deferred tax asset would be realized. During fiscal 2005, 2004, and 2003, the Company's utilization of its net operating losses resulted in a reduction of current taxes in the amount of $6.8 million, $4.8 million and $2.7 million, respectively. In assessing the valuation allowance, the Company considered future taxable income and ongoing tax planning strategies and determined that it was more likely than not that the deferred tax asset would be realized.

Warranty obligations

      Products sold are generally covered by a warranty against defects in material and workmanship for a period of up to two years. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company estimates costs to service warranty obligations based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, warranty accrual will increase, resulting in decreased gross profit.

Stock-based compensation

      Stock based compensation is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In February 2000, an executive was awarded 75,000 shares of the Company's common stock, subject to a risk of forfeiture, which vested as to 25,000 shares on each of December 31, 2000, 2001 and 2002. Upon the sale of any such vested shares, the employee is required to pay the Company $1.32 per share sold within six months following such sale. The Company recorded a note receivable, which is presented as a reduction of Paid in Capital amounting to $99, relating to the stock issuance. The charge to operations relating to this stock award is not material to the financial statements. The Company determines the fair value of options issued based on the intrinsic value method.

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

      Contractual Obligations and Commercial Commitments

      The following table summarizes contractual obligations and commercial commitments at March 31, 2005:

================================================================================
                                      PAYMENTS DUE BY PERIOD (in thousands)
                                 -----------------------------------------------
                                            Less
CONTRACTUAL                                than 1      1-3       4-5     After 5
OBLIGATIONS                       Total     year      years     years     years
--------------------------------------------------------------------------------
Operating leases                 $1,169    $  506    $  663    $   --    $   --
--------------------------------------------------------------------------------
Employment agreements             1,067       593       474        --        --
--------------------------------------------------------------------------------
Purchase obligations                850       850        --        --        --
--------------------------------------------------------------------------------
Consulting agreement                751       340       411        --        --
--------------------------------------------------------------------------------
Total Contractual
Cash Obligations                 $3,837    $2,289    $1,548    $   --    $   --
================================================================================

Results Of Operations

      The following table sets forth, for the fiscal years indicated, certain items from the Statement of Operations expressed as a percentage of net revenues:

                                                    Year ended March 31,
                                                 2005       2004       2003
                                                ------     ------     ------
         Revenue, net                            100.0%     100.0%     100.0%
                                                ------     ------     ------
         Total cost of sales                      28.3%      29.2%      32.3%
                                                ------     ------     ------
         Gross profit                             71.7%      70.8%      67.7%
         Operating expenses:
              Selling and marketing               13.6%      15.5%      19.8%
              General and administrative          13.1%      16.0%      16.9%
              Research and development             9.2%       8.4%       8.7%
              Bad debt expense                      --        0.3%        --
                                                ------     ------     ------
              Total operating costs               35.8%      40.1%      45.4%
                                                ------     ------     ------
         Operating income                         35.8%      30.7%      22.3%
         Other income (expense), net               0.9%       0.3%      (0.6%)
                                                ------     ------     ------
         Income before tax expense (benefit)      36.7%      30.9%      21.7%
                                                ------     ------     ------
         Income tax expense (benefit), net        13.7%     (15.0%)    (18.0%)
                                                ------     ------     ------
         Net income                               23.0%      46.0%      39.7%
                                                ======     ======     ======

Fiscal Year Ended March 31, 2005 as Compared to Fiscal Year Ended March 31, 2004

      We design, manufacture and sell innovative digital products for the dental market. Our primary products are sensors that replace film in the x-ray process. Growing acceptance of these products have resulted in double-digit revenue growth in domestic and international markets. In fiscal 2005, we introduced the SDX(TM), a DC x-ray generator designed to optimize wired and wireless digital radiography.

      During fiscal 2005, consolidation of the dental products market continued with Danaher Corporation's February 2005 acquisition of Dexis, a seller of dental digital radiography products. Previously, in March 2004, Danaher had acquired Kavo, a manufacturer of capital dental equipment, and in February 2004, it had acquired Gendex, a division of Dentsply International, Inc. which manufactures dental imaging products. In addition, during fiscal 2004, Eastman Kodak Company entered the digital dental market when it acquired PracticeWorks, a practice management software company with a digital sensor manufacturing and marketing subsidiary located in France. Management believes that the trend towards consolidation in the marketplace is likely to continue into the foreseeable future. The Company will consider acquisitions whenever appropriate. Management believes that the consolidation of the market did not significantly affect the Company's revenues or operating margins in fiscal 2005.

      For the fiscal year ended March 31, 2005, the Company's domestic dental product revenues increased 39% to $33.3 million, or 64% of revenue. Foreign dental product revenues, principally from Europe and Asia, increased 41% to $13.9 million, or 26% of revenue. Management believes that wider acceptance of the Company's products as well as continued expansion of sales through our exclusive domestic distributor and improvements in our international distribution network are the primary factors underlying our improved performance.

      Operating expenses, with the exception of expenses related to compliance with new internal control reporting requirements and expenses related to research and development activity, declined as a percent of revenue as the Company leveraged its fixed expense advantage. Income tax expense increased significantly because of increasing profits and the prior year reduction of the reserve for deferred income tax assets to zero. At year end the Company had utilized all of its net operating loss carryover.

      Total revenue increased $13.0 million (33%) to $52.4 million in fiscal 2005, from $39.4 million in fiscal 2004. The revenue increase was due to higher sales of CDR(R) dental radiography products principally through expansion of sales through the Company's exclusive domestic distributor, Patterson Dental Company ("Patterson") and through foreign distributors, principally in Europe and Asia. Total domestic revenues increased $9.0 million (31%) to $38.5 million (73% of revenue) from $29.4 million (75% of revenue) in fiscal 2004. Total international revenues increased $4.0 million (40%) to $13.9 million (27% of revenue) from $9.9 million (25% of revenue) in fiscal 2004.

      CDR(R) product revenue increased $13.4 million (40%) to $47.1 million (90% of revenue) during fiscal 2005 from $33.7 million (86% of revenue) during fiscal 2004. AccuDEXA(R) product revenue decreased to $0.4 million from $0.6 million (1% of revenue during each of fiscal 2005 and fiscal 2004, respectively) as a result of a decline in the Company's sales of the product in fiscal 2005. Warranty revenues decreased $0.2 million (4%) to $4.9 million (9% of revenue) during fiscal 2005 from $5.1 million (13% of revenue) during fiscal 2004. This decrease in warranty revenues results primarily from the continued transition of Pre-Patterson legacy customers to Patterson for their service and warranty needs.

      Patterson revenue amounted to 61% and 55% of total revenue in fiscal 2005 and 2004, respectively. No other individual customer exceeded 10% of total revenue. Overall sales returns remained under 1% of revenue in fiscal 2005 and 2004.

      Total cost of sales for fiscal 2005 increased $3.4 million (29%) to $14.9 million (28% of revenue) from $11.5 million (29% of revenue) in fiscal 2004. The relative cost of sales declined as a result of the Company's improved operating efficiency and its ability to leverage relatively fixed overhead. This overall improvement is net of lower gross margins from the Company's newest product offerings as the Company seeks to expand its product base.

      Selling and marketing expense for fiscal 2005 increased $1.0 million (16%) to $7.1 million (14% of revenue) from $6.1 million (16% of revenue) in fiscal 2004. Increased sales and sales activities resulted in higher payroll and commission expenses.

      General and administrative expense for fiscal 2005 increased $0.6 million (9%) to $6.9 million (13% of revenue) from $6.3 million (16% of revenue) in fiscal 2004. Increases are principally the result of fees incurred to comply with Sarbanes-Oxley Act internal control reporting requirements.

      Research and development expense in fiscal 2005 increased $1.5 million (46%) to $4.8 million (9% of revenue) from $3.3 million (8% of revenue) in fiscal 2004. The increase is the result of higher payroll and research-materials expenses that related to new and ongoing projects and to charges relating to the Company's three-year consulting agreement with a former executive, who is a current shareholder, entered into in May 2004.

      Interest expense in fiscal 2005 decreased to zero from $0.2 million in fiscal 2004 due to the Company's June 2003 prepayment of the outstanding balance of its loan from Greystone Funding Corporation ("Greystone"). Interest income in fiscal 2005 increased $0.3 million to $0.5 million as the Company increased the amount of cash equivalents it held in short-term investments.

      Income before income taxes in fiscal 2005 increased $7.1 million (58%) to $19.3 million (37% of revenue) from 12.2 million (31% of revenue) in fiscal 2004 as a result of the items discussed above.

      During fiscal 2005, income tax expenses increased $13.1 million to $7.2 million from a tax benefit of $5.9 million in fiscal 2004. In fiscal 2004, the deferred tax valuation allowance was reduced to zero, more than offsetting that year's current and deferred income tax charges. Consequently, net income for the year ended March 31, 2004 was $11.4 million ($0.67 per diluted share) higher than would otherwise have been reported if such reduction had not been recorded. During fiscal 2005, the Company's utilization of its net operating losses resulted in a reduction of current taxes of $6.9 million. At March 31, 2005, the Company used all of its net operating loss carryforward. Tax credits approximating $2.4 million are available to offset future income taxes.

      As a result of all of the foregoing items, the Company's net income in fiscal 2005 decreased by $6.0 million

(33%) to $12.1 million from $18.1 million in fiscal 2004.

Fiscal Year Ended March 31, 2004 as Compared to Fiscal Year Ended March 31, 2003

      In fiscal 2004, we introduced the first digital wireless sensor and a fully integrated digital panoramic machine. Continued acceptance of these and other digital products is important to our success.

      During fiscal 2004, Eastman Kodak Company entered the digital dental market when it acquired PracticeWorks, a practice management software company with a digital sensor manufacturing and marketing subsidiary located in France. The entry of Kodak into the market did not adversely affect the Company's revenues or operating margins in fiscal 2004.

      Domestic dental product revenues increased 30% to $23.9 million, or 61% of revenue. Foreign dental product revenues, principally from Europe and Asia, increased 64% to $9.8 million, or 25% of revenue. Management believes that continued improvement in the international distribution network and wider acceptance of the Company's products were the key elements of improving performance. The pace of our international revenue increase far exceeded the 15% decline in the value of the U.S. dollar during the year.

      Operating expenses, with the exception of legal fees, which are principally related to the SEC/US attorney investigation and SEC civil action, declined as a percent of revenue as the Company leveraged its fixed expense advantage. After several years of increasingly profitable operations, the Company reduced the reserve for deferred income taxes to zero and recorded a $6.6 million tax benefit at March 31, 2004.

      Total revenue increased $9.6 million (32%) to $39.4 million in fiscal 2004 from $29.8 million in fiscal 2003. The revenue increase was due to higher sales of CDR(R) dental radiography products principally through expansion of sales through its exclusive domestic distributor, Patterson, and through foreign distributors, principally in Europe and Asia. Total domestic revenues increased $5.8 million (24%) to $29.4 million (75% of revenue) from $23.6 million (79% of revenue) in fiscal 2003. Total international revenues increased $3.8 million (62%) to $9.9 million (25% of revenue) from $6.2 million (21% of revenue) in fiscal 2003.

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

      Patterson revenue amounted to 55% and 52% of total revenue in fiscal 2004 and 2003, respectively. No other individual customer exceeded 10% of total revenue. Overall sales returns remained under 0.5% of revenue in fiscal 2004 and 2003.

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

      General and administrative expense for fiscal 2004 increased $1.3 million (25%) to $6.3 million (16% of revenue) from $5.0 million (17% of revenue) in fiscal 2003. Increases were principally the result of legal fees incurred in connection with the SEC/US attorney investigation and other corporate business, other professional fees, a non-cash payroll charge, higher payroll expense, corporate governance costs and insurance expenses.

      Research and development expense in fiscal 2004 increased $0.7 million (27%) to $3.3 million (8% of revenue) from $2.6 million (9% of revenue) in fiscal 2003. The increase was the result of higher payroll and research-materials expenses related to new and ongoing projects.

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

      During fiscal 2004, the Company reduced its deferred tax valuation allowance to zero and recorded a $6.6 million income tax benefit. The Company reduced the valuation allowance because it believed it more likely than not that the net operating loss carryforward would be realized. During fiscal 2004, the Company's utilization of its net operating losses resulted in a reduction of current taxes in the amount of $4.8 million.

      As a result of all of the foregoing items, the Company's net income in fiscal 2004 increased by $6.3 million (53%) to $18.1 million from $11.8 million in fiscal 2003.

Liquidity and Capital Resources

      At March 31, 2005, the Company had $39.7 million in cash and cash equivalents, and working capital of $47.1 million, compared to $20.7 million in cash and cash equivalents, and $27.4 million in working capital, at March 31, 2004. The increase in working capital is primarily attributable to the Company's increased operating profit during fiscal 2005.

      During fiscal 2005, cash provided by operations increased $5.2 million (37%) to $19.0 million, as compared to $13.8 million during fiscal 2004. Accounts receivable increased to $5.7 million at March 31, 2005, as compared to $4.0 million at March 31, 2004, due to increased sales activity. The allowance for doubtful accounts decreased $81, to $57, at March 31, 2005 from $138 at March 31, 2004, due to a settlement between the Company and the single account that had disputed the amount it owed to the Company. The amount due from Patterson which was included in accounts receivable ($2.8 million at March 31, 2005) was fully collected after year-end. Inventories increased to $3.5 million at March 31, 2005 compared to $3.1 million at March 31, 2004 due to products introduced in fiscal 2005. The Company's capital expenditures increased to $0.6 million in fiscal 2005 from $0.3 million in fiscal 2004. The Company's capital expenditures in fiscal 2005 and 2004 primarily consisted of tooling costs and computer upgrades.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is included as a separate section of this Annual Report on Form 10-K, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DATA

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      Our management, with the participation of our chief executive officer and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a and 15d-15(e) under the Securities and Exchange Act of 1934), as of March 31, 2005. Based upon this evaluation, our chief executive officer and principal accounting officer concluded that, as of March 31, 2005, the Company's disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company, including our consolidated subsidiary, is made known to our chief executive officer and principal accounting officer by others within those entities, particularly during the period in which this report was being prepared, and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      Management's Annual Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Our management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of
Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of March 31, 2005, our internal control over financial reporting is effective based on those criteria.

      The independent registered public accounting firm which audited the Company's financial statements included in this Form 10-K has issued an attestation report on management's assessment of the Company's internal control over financial reporting. The attestation report appears below.

      Report of Independent Registered Public Accounting Firm

      To the Board of Directors and Stockholders of Schick Technologies, Inc.

      We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Schick Technologies, Inc. and subsidiary (the "Company") maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the three years in the period ended March 31, 2005 and financial statement schedule as of and for the three years ended March 31, 2005 of the Company, and our report dated May 13, 2005 expressed an unqualified opinion on those financial statements and financial statements schedule.


/s/ Grant Thornton LLP
New York, New York
May 13, 2005

      Changes in Internal Control over Financial Reporting

      No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The Directors of the Company are as follows:

Euval Barrekette, Ph.D.    Age 74, has served as a Director of the Company since April 1992 and as a member of the Executive Compensation Committee of the Board of Directors since November
                           2002. Dr. Barrekette's current term on the Board expires at the Company's Annual
                           Meeting of  Stockholders  in 2005.  Dr.  Barrekette  is a licensed  Professional
                           Engineer  in New York State.  Since 1986 Dr.  Barrekette  has been a  consulting engineer and physicist.  From 1984 to 1986 Dr.  Barrekette was Group Director of
                           Optical  Technologies  of the IBM  Large  Systems  Group.  From 1960 to 1984 Dr.
                           Barrekette  was  employed  at IBM's  T.J.  Watson  Research  Center  in  various capacities, including Assistant Director of Applied Research, Assistant Director
                           of Computer Science, Manager of Input/Output  Technologies and Manager of Optics
                           and Electrooptics.  Dr. Barrekette holds an A.B. degree from

                           Columbia College, a B.S. degree from Columbia  University School of Engineering, an M.S.  degree from its  Institute of Flight  Structures  and a Ph.D.  from the
                           Columbia  University  Graduate  Faculties.  Dr.  Barrekette  is a fellow  of the
                           American  Society  of Civil  Engineers,  a Senior  Member  of the  Institute  of
                           Electrical &  Electronics  Engineers,  and a member of The  National  Society of
                           Professional  Engineers,  The New York State Society of Professional  Engineers,
                           The  Optical  Society  of  America  and The New York  Academy  of  Science.  Dr.
                           Barrekette is the brother-in-law of Dr. Allen Schick.

William K. Hood            Age 81, has served as Chairman of the Board of Directors  since June 2004,  as a
                           Director of the Company and as Chairman of the Audit  Committee  of the Board of
                           Directors  since  February  2002,  as a  member  of the  Executive  Compensation
                           Committee  of the Board of Directors  since  November  2002,  as a member of the
                           Special Litigation Committee of the Board of Directors since September 2003, and as a  member  of the  Nominating  Committee  of the  Board  of  Directors  since
                           September  2004.  Mr. Hood's  current term on the Board expires at the Company's
                           Annual Meeting of  Stockholders in 2007. From 1989 to 1996, Mr. Hood served as a consultant to Harlyn  Products,  Inc. and as a member of its Board of Directors.
                           From 1983 to 1988, he was Senior  Vice-President  of American  Bakeries Company.
                           From 1981 to 1983, Mr. Hood served as Dean of the Chapman  University  School of
                           Business and Management. From 1972 to 1980, he was President and Chief Executive
                           Officer of  Hunt-Wesson  Foods,  Inc. Mr. Hood is currently a Trustee of Chapman
                           University.

Arthur D. Kowaloff         Age 58, has served as a Director  of the  Company  since  October  2004 and as a member  of the  Audit  Committee  of  the  Board  of  Directors,  the  Executive
                           Compensation  Committee of the Board of  Directors,  and Chairman of the Special
                           Litigation  Committee  of the  Board  of  Directors  since  November  2004.  Mr.
                           Kowaloff's  current term on the Board expires at the Company's Annual Meeting of
                           Stockholders  in 2005.  From 1998 to 2003,  Mr.  Kowaloff  served as a  Managing
                           Director of BNY Capital Markets,  Inc. From 1991 to 1998, he was Chief Operating
                           Officer and Senior Managing Director of Patricof & Company Capital  Corporation.
                           Prior to that, Mr. Kowaloff was an attorney at the New York City firm of Willkie
                           Farr &  Gallagher,  where he served as Senior  Partner and  Executive  Committee
                           Member  and  specialized  in  corporate  and  securities  law  and  mergers  and acquisitions.  Mr.  Kowaloff  is  currently  President  and  Director of the PBP
                           Foundation of New York and a Director of the Orange County  Capital  Development
                           Corporation. Mr. Kowaloff holds a Juris Doctor degree from Yale Law School.

Curtis M. Rocca III        Age 42,  has served as a Director  of the  Company  and as a member of the Audit
                           Committee of the Board of Directors since May 2002, as Chairman of the Executive
                           Compensation  Committee  of the Board of Directors  since  November  2002,  as a member of the  Special  Litigation  Committee  of the Board of  Directors  since
                           September  2003 and as a member  of the  Nominating  Committee  of the  Board of
                           Directors since September 2004. Mr. Rocca's current term on the Board expires at the Company's  Annual Meeting of Stockholders in 2007. Since 2000, Mr. Rocca has
                           been the Managing Partner of Douglas, Curtis & Allyn, LLC. From 1998 to 2000, he
                           served as Chief Executive  Officer of Dental  Partners,  Inc. From 1990 to 1998,
                           Mr. Rocca was Chairman and Chief  Executive  Officer of Bio-Dental  Technologies
                           Corp. (NASDAQ: BDTC).

Allen Schick, Ph.D.        Age 70, has served as a Director  of the  Company  since  April  1992,  and as a member of the Executive  Compensation  Committee of the Board of Directors since
                           November 2002. Dr.  Schick's  current term on the Board expires at the Company's
                           Annual  Meeting of  Stockholders  in 2006.  Since  1981,  Dr.  Schick has been a professor at the University of Maryland and, in 2000, was elected "Distinguished
                           University Professor",  a title reserved for fewer than 2% of the faculty. Since

                           1988, Dr. Schick has been a Visiting  Fellow at the Brookings  Institution.  Dr.
                           Schick  holds  a  Ph.D.   degree  from  Yale  University.   Dr.  Schick  is  the
                           brother-in-law of Dr. Barrekette.

Jeffrey T. Slovin          Age 40, has served as the Company's Chief Executive  Officer since June 2004 and as its President  since  December 1999. Mr. Slovin has also served as a Director of the Company since December 1999. In addition,  from November 2001 to June 15,
                           2004, Mr. Slovin served as the Company's Chief Operating  Officer.  Mr. Slovin's
                           current  term  on  the  Board  expires  at  the  Company's   Annual  Meeting  of
                           Stockholders  in 2007.  Since November 2002, Mr. Slovin has been a member of the
                           Board of Directors of  Electronic  Global  Holdings  Ltd.  From 1999 to November
                           2001,  Mr. Slovin was a Managing  Director of Greystone & Co., Inc. From 1996 to
                           1999, Mr. Slovin served in various executive  capacities at Sommerset Investment
                           Capital LLC, including  Managing Director,  and as President of Sommerset Realty
                           Investment Corp.  During 1995, Mr. Slovin was a Manager at Fidelity  Investments
                           Co. From 1991 to 1994, Mr. Slovin was Chief Financial  Officer of Sports Lab USA
                           Corp.  and, from 1993 to 1994,  was also  President of Sports and  Entertainment
                           Inc. From 1987 to 1991, Mr. Slovin was an associate at Bear Stearns & Co., Inc., specializing in mergers and acquisitions and corporate finance. Mr. Slovin holds an MBA degree from Harvard Business School.

(b) The following table shows the names and ages of all executive officers of the Company, the positions and offices held by such persons and the period during which each such person has served as an officer. The term of office of each person is generally not fixed since each person serves at the discretion of the Board of Directors of the Company.

                                             Officer
Name                        Age              Position                     Since
----                       -----           ------------                  -------

Jeffrey T. Slovin........   40     Chief Executive Officer, President     1999
                                   and Director
Michael Stone............   52     Executive Vice-President of Sales      2000
                                   and Marketing
Stan Mandelkern..........   45     Vice President of Engineering          1999
Ari Neugroschl...........   34     Vice President of Management           2000
                                   Information Systems
Zvi N. Raskin............   42     Secretary and General Counsel          1992
Will Autz................   51     Vice President of Manufacturing        2003
Ronald Rosner............   58     Director of Finance and
                                   Administration                         2000

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

STAN MANDELKERN has served as the Company's Vice President of Engineering since November 1999. From 1998 to 1999, Mr. Mandelkern was the Company's Director of Electrical Engineering, and was a Senior Electrical Engineer at the Company from 1997 to 1998. From 1996 to 1997, Mr. Mandelkern was employed at Satellite Transmission Systems as Project Leader for the Digital Video Products Group. From 1989 to 1996, Mr. Mandelkern held various design and management positions at Loral Corp. Mr. Mandelkern holds an M.S. Degree in electrical engineering from Syracuse University.

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

WILL AUTZ has served as the Company's Vice President of Manufacturing since January 2003. From January 2000 to December 2002, Mr. Autz was the Company's Director of Manufacturing. From 1996 to 1999, Mr. Autz was the Manager of Manufacturing Engineering at Trident International Inc., a division of Illinois Tool Works Inc. From 1991 to 1996, Mr. Autz was the Director of Manufacturing & Manufacturing Engineering at General Signal Networks, a division of General Signal Inc. Mr. Autz holds a BS in Electromechanical Technology from the New York Institute of Technology and is a member of the American Society of Manufacturing Engineers.

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

Audit Committee Financial Experts

      The Company's Board of Directors has determined that three members of the Audit Committee, Mr. Hood, Mr. Rocca and Mr. Kowaloff, are "independent directors" and "audit committee financial experts," as those terms are defined by the Securities and Exchange Commission.

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

      Based solely on a review of the copies of such reports furnished to the Company and/or written representations from executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors and greater than 10% beneficial owners were complied with.

Code of Ethics

      On June 2, 2004, by resolution of its Board of Directors, the Company adopted a code of ethics governing the conduct of Company personnel, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the current code of ethics is available on the Company's Internet website at http://www.schicktech.com. In addition, a copy of the code may be obtained by shareholders upon request by contacting Michael Friedlander, Associate General Counsel, at 718-937-5765.

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

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth certain information concerning compensation received for the fiscal years ended March 31, 2005, 2004 and 2003 by the Company's chief executive officer and each of the four most highly compensated executive officers of the Company whose total salary and other compensation exceeded $100,000 (the "Named Executives") for services rendered in all capacities (including service as a director of the Company) during the year ended March 31, 2005.

Summary Compensation Table

                                                       Annual                  Long-Term
                                                    Compensation          Compensation Awards
                                                    ------------          -------------------
                                                                          Other
                                                                          Annual     Securities     All Other
    Name and Principal               Fiscal                              Compensa-   Underlying     Compensa-
         Position                     Year     Salary ($)    Bonus ($)    tion (1)   Options (2)   tion($) (3)
--------------------------------------------------------------------------------------------------------------
Jeffrey T. Slovin                     2005      313,561       243,750        --        400,000       13,519
Chief Executive Officer               2004      266,378       100,000        --          7,318        5,128
and President                         2003      246,646        90,463        --          8,502        6,710
-----------------------------------------------------------------------------------------------------------
Michael Stone                         2005      243,578       187,500        --        150,000        5,146
Executive Vice President of           2004      224,700        68,552        --          6,851        5,023
Sales and Marketing                   2003      212,487        45,232        --          7,439        5,894
-----------------------------------------------------------------------------------------------------------
Zvi N. Raskin, Esq.                   2005      195,152        17,198        --          5,800        4,605
General Counsel and                   2004      235,532        13,530        --          7,111        5,068
Secretary                             2003      222,690        28,025        --          7,793        5,078
-----------------------------------------------------------------------------------------------------------
Stan Mandelkern                       2005      189,166        98,448        --         38,000        5,162
Vice President of                     2004      172,895        35,031        --          6,606        5,057
Engineering                           2003      163,241         5,952        --          7,240        4,081
-----------------------------------------------------------------------------------------------------------
Ronald Rosner                         2005      164,884        14,558        --          6,000        4,346
Director of Finance                   2004      160,538         8,968        --          4,726        4,146
and Administration                    2003      143,846         5,287        --          6,420        3,596
-----------------------------------------------------------------------------------------------------------
David B. Schick                       2005       72,739(4)         --        --             --      270,986(5)
Former Chief Executive Officer        2004      266,185       100,000        --          7,379        5,121
and Former Chairman of the Board      2003      246,540        90,463        --          8,572        6,708
-----------------------------------------------------------------------------------------------------------

(1) Does not include other compensation if the aggregate amount thereof does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus for the named officer.

(2) Represents options to purchase shares of Common Stock granted during fiscal 2005, 2004 and 2003, pursuant to the Company's 1996 Employee Stock Option Plan.

(3) Reflects amounts contributed by the Company in the form of matching contributions to the Named Executive's Savings Plan account during fiscal 2005, 2004 and 2003, as well as consulting fees paid by the Company, in the case of Mr. Schick. See Note 5, below.

(4) Salary in the amount of $72,739 was paid to Mr. Schick during the period of April 1, 2004 through June 15, 2004, when he was the Company's CEO.

(5) Consulting fees in the amount of $269,167 were paid to Mr. Schick during the period of June 16, 2004 through March 31, 2005, pursuant to the Consulting and Non-Competition Agreement with the Company, as described below. See "Employment Agreements and Termination of Employment Arrangements."

Employment Agreements and Termination of Employment Arrangements

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

      In May 2004, the Company entered into a Consulting and Non-Competition Agreement with David Schick, effective upon Mr. Schick's resignation in June 2004 as the Company's Chief Executive Officer and Chairman of the Board. The Agreement provided for the termination of Mr. Schick's previous employment agreement with the Company, and for Mr. Schick to act as a consultant to the Company for a period of three years. The Agreement provides that Mr. Schick is responsible for performing certain specified duties, including the exploration and evaluation of new product ideas and enhancements, evaluating technical issues relating to potential products or entity acquisitions, conducting research and development projects, and providing advice with respect to intellectual property issues. The Agreement also provides that during the term of the Agreement, and for a period of two years thereafter, Mr. Schick may not compete with the Company or solicit Company employees, customers or vendors. In addition, Mr. Schick is required to maintain the confidentiality of the Company's proprietary information. Pursuant to the Agreement, Mr. Schick is compensated, as full payment for the consulting services rendered to the Company and for his non-competition and other covenants contained in the Agreement, in the amount of $28,333 per month for the term of the Agreement. In addition, the Agreement provides that 66,307 unvested employee stock options held by Mr. Schick remain eligible for continued vesting.

Compensation of Directors

      Directors who are also paid employees of the Company are not separately compensated for any services they provide as directors. In fiscal 2005, each director of the Company who was not a paid employee received an annual retainer of $10,000 as well as $1,000 for each Board meeting attended in person and $1,000 for each Audit Committee meeting attended in person. In addition to the foregoing payments, each chairman of the Audit, Executive Compensation and Special Litigation Committees received an annual retainer of $5,000; each member of the Audit Committee received an annual retainer of $5,000; and the Chairman of the Board of Directors received an annual retainer of $30,000. The Company was permitted to, but did not, pay such fees in Common Stock. Moreover, directors who are not paid employees of the Company are eligible to receive annual grants of stock options under the Company's Directors Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

      The Executive Compensation Committee reviews and makes recommendations regarding the compensation of top management and key employees of the Company, including salaries and bonuses. The members of the Executive Compensation
Committee during the fiscal year ended March 31, 2005 were Euval Barrekette, Jonathan Blank (who resigned from the Board in February 2005), William K. Hood, Arthur D. Kowaloff (who was appointed to serve as a Member of the Executive Compensation Committee in November 2004), Uri Landesman (who resigned from the Board in February 2005), Curtis M. Rocca, who serves as Chairman, and Allen Schick. None of such persons is an officer or employee, or former officer or employee, of the Company or any of its subsidiaries. Mr. Schick and Mr. Barrekette are brothers-in-law. No interlocking relationship existed during the fiscal year ended March 31, 2005, between the members of the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor had any such interlocking relationship existed in the past.

Stock Option Grants

      The following table sets forth information regarding grants of options to purchase Common Stock made by the Company during the year ended March 31, 2005 to each of the Named Executives.

                        Option Grants in Fiscal 2005 (1)

                           Individual Grants
                      Number of      Percent of
                      Securities   Total Options
                      Underlying     Granted to       Exercise
                       Options      Employees in        Price       Expiration     Grant Date
Name                   Granted     Fiscal 2005 (2)    ($/Share)        Date         Value (3)
----                  ----------   ---------------    ---------        ----         ---------
Jeffrey T. Slovin       400,000          53.0%          $10.50         6/9/14      $2,360,000
Michael Stone           150,000          19.9%          $10.50         6/9/14        $888,000
Stan Mandelkern          38,000           5.0%             (4)            (4)        $224,960
Zvi N. Raskin             5,800            .8%          $10.36        11/4/14         $34,336
Ronald Rosner             6,000            .8%          $10.36        11/4/14         $35,520

(1) One "Named Executive", the Company's Former CEO, David Schick, was not granted any options during fiscal 2005.

(2) The Company granted employees options to purchase a total of 755,000 shares of Common Stock in fiscal 2005.

(3) The Company uses the Black-Scholes valuation model to determine the grant date value. Assumptions used to calculate the grant date value include:

               Volatility                             70%
               Risk-free interest rate              1.11%
               Dividend yield                       None
               Time of exercise                  4 years

(4) 8,000 of Mr. Mandelkern's options listed in the above table have an exercise price of $10.36 per share, and an expiration date of November 4, 2014. The remaining 30,000 of his listed options have an exercise price of $10.50 per share, and an expiration date of June 9, 2014.

Option Exercises and Year-End Value Table

      The following table sets forth information regarding the exercise of stock options during fiscal 2005 and the number and value of unexercised options held at March 31, 2005 by each Named Executive.

           Aggregated Option Exercises in Fiscal 2005 and Fiscal 2005
                             Year-End Option Values

                                                           Number of
                                                           Securities               Value of
                                                           Underlying              Unexercised
                                                          Unexercised            "In-the-Money"
                                                           Options at              Options at
                          Shares                         March 31, 2005          March 31, 2005
                       Acquired on        Value           Exercisable/            Exercisable/
Name                   Exercise(#)     Realized ($)       Unexercisable         Unexercisable(1)
----                   -----------     ------------       -------------         ----------------
Jeffrey T. Slovin              --               --       261,080/334,740     $3,474,422/2,308,907(2)
Michael Stone                  --               --       193,762/130,735        2,861,839/926,708
Stan Mandelkern                --               --        74,059/46,575         1,073,995/358,421
Zvi N. Raskin                  --               --        32,690/15,031          202,307/148,475
Ronald Rosner                  --               --        42,809/11,685          666,965/106,934
David B. Schick           166,840        1,070,299           0/9,820                0/110,753

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $17.25 per share, the closing price per share on March 31, 2005, and the exercise price of the option, multiplied by the applicable number of options.

(2) This chart does not include warrants issued to Mr. Slovin as designee of Greystone. Such warrants are discussed in Item 12 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of June 8, 2005 by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director, (iii) each Named Executive of the Company and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock owned by them.

                                                   Number of Shares          Percentage of
            Name                                Beneficially Owned (1)     Outstanding Shares
            ----                                ----------------------     ------------------
            Euval S. Barrekette                        193,240(2)                  1.2%
            Greystone Funding Corp. (3)              4,527,716(4)                 28.2%
            William K. Hood                             90,250(5)                    *
            Arthur D. Kowaloff                          15,000(6)                    *
            Stan Mandelkern                             81,260(7)                    *
            Zvi N. Raskin                               67,691(8)                    *
            Curtis M. Rocca                             40,000(9)                    *
            Ronald Rosner                               41,740(10)                   *
            Allen Schick                               497,484(11)                 3.0%
            David B. Schick                            360,990(12)                 2.2%
            Jeffrey T. Slovin                        1,090,144(13)                 6.8%
            Michael Stone                              274,189(14)                 1.7%
            All current executive Officers
              and Directors as a group (15)          2,601,490                    15.4%

*     Less than 1%

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of June 8, 2005 are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options or warrants but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(2) Consists of 115,740 shares held by Dr. Barrekette; 2,500 shares issuable upon the exercise of stock options granted to Dr. Barrekette in July, 1998; 30,000 shares issuable upon the exercise of stock options granted to Dr. Barrekette in June, 2000, pursuant to the 1997 Directors Stock Option Plan, 30,000 shares issuable upon the exercise of stock options granted to Dr. Barrekette in December 2001, pursuant to the 1997 Directors Stock Option Plan; and 15,000 shares issuable upon the exercise of stock options granted to Dr. Barrekette in February 2004, pursuant to the 1997 Directors Stock Option Plan.

(3)   Greystone's address is 152 West 57th Street, New York, New York 10019.

(4) Consists of 3,975,216 restricted shares issued upon the cashless exercise of 4,250,000 warrants in March 2004 and 552,500 restricted shares issued upon the exercise, for cash, of 552,500 warrants in March 2004, all of which are subject to a registration rights agreement.

(5) Consists of 30,250 shares held by Mr. Hood, 30,000 shares issuable upon the exercise of stock options granted to Mr. Hood in February 2002, pursuant to the 1997 Directors Stock Option Plan; 15,000 shares issuable upon the exercise of stock options granted to Mr. Hood in February 2004, pursuant to the 1997 Directors Stock Option Plan; and 15,000 shares issuable upon the exercise of stock options granted to Mr. Hood in June 2004, pursuant to the 1997 Directors Stock Option Plan.

(6) Consists of 15,000 shares issuable upon the exercise of stock options granted to Mr. Kowaloff in

      November 2004, pursuant to the 1997 Directors Stock Option Plan.

(7) Consists of 1,000 shares held by Mr. Mandelkern; 2,000 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in April 1998; 5,000 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in July 1998; 2,560 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in March 1999; 29,120 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in January 2000; 20,880 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in January 2001; 9,288 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in October 2001; 3,620 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in November 2002; 1,652 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in November 2003; and 7,500 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in June 2004.

(8) Consists of 35,000 shares issued by the Company to Mr. Raskin on February 6, 2000, which were subject to restrictions on their sale or transfer which have expired; 2,343 shares issuable upon the exercise of stock options granted to Mr. Raskin in July 1997; 2006 shares issuable upon the exercise of options granted to Mr. Raskin in April 1998; 5,000 shares issuable upon the exercise of options granted to Mr. Raskin in July 1998; 10,000 shares issuable upon the exercise of options granted to Mr. Raskin in October 1998, 3,306 shares issuable upon the exercise of options granted to Mr. Raskin in October 2001; 6,250 shares issuable upon the exercise of stock options granted to Mr. Raskin in December 2001; 2,008 shares issuable upon the exercise of options granted to Mr. Raskin in November 2002; and 1,778 shares issuable upon the exercise of stock options granted to Mr. Raskin in November 2003.

(9) Consists of 2,000 shares held by Mr. Rocca; 30,000 shares issuable upon the exercise of stock options granted to Mr. Rocca in July 2002, pursuant to the 1997 Directors Stock Option Plan; and 8,000 shares issuable upon the exercise of stock options granted to Mr. Rocca in February 2004, pursuant to the 1997 Directors Stock Option Plan.

(10) Consists of 15,000 shares issuable upon the exercise of stock options granted to Mr. Rosner in March 2000; 15,000 shares issuable upon the exercise of stock options granted to Mr. Rosner in January 2001; 7,348 shares issuable upon the exercise of stock options granted to Mr. Rosner in October 2001; 3,210 shares issuable upon the exercise of stock options granted to Mr. Rosner in November 2002; and 1,182 shares issuable upon the exercise of stock options granted to Mr. Rosner in November 2003.

(11) Consists of 375,184 shares held jointly by Dr. Schick and his wife; 44,800 shares held by Dr. Schick as custodian for the minor children of David Schick; 2,500 shares issuable upon the exercise of stock options granted to Dr. Schick in July 1998; 30,000 shares issuable upon the exercise of stock options granted to Dr. Schick in June, 2000, pursuant to the 1997 Directors Stock Option Plan; 30,000 shares issuable upon the exercise of stock options granted to Dr. Schick in December 2001, pursuant to the 1997 Directors Stock Option Plan; and 15,000 shares issuable upon the exercise of stock options granted to Dr. Schick in February 2004, pursuant to the 1997 Directors Stock Option Plan. Dr. Schick disclaims beneficial ownership of the 44,800 shares held as custodian.

(12) Consists of 360,990 shares held by Mr. Schick, the former Chief Executive Officer of the Company.

(13) Consists of 706,564 shares issued upon the cashless exercise of 750,000 warrants in November, 2004; 97,500 shares issuable upon the exercise of warrants held by Mr. Slovin (which he received as designee of Greystone Funding Corp.); 150,000 shares issuable upon the exercise of stock options granted to Mr. Slovin in November 2001; 4,251 shares issuable upon the exercise of stock options granted to Mr. Slovin in November 2002; 1,829 shares issuable upon the exercise of stock options granted to Mr. Slovin in November 2003; 100,000 shares issuable upon the exercise of stock options granted to Mr. Slovin in June 2004; and 30,000 shares issuable upon the exercise of stock options granted to Mr. Slovin in June 2000 and pursuant to the 1997 Directors Stock Option Plan .

(14) Consists of 71,050 shares held by Mr. Stone; 25,000 shares issuable upon the exercise of stock options granted to Mr. Stone in January 2000; 25,000 shares issuable upon the exercise of stock options granted to Mr. Stone in January 2001; 25,000 shares issuable upon the exercise of stock options granted to Mr. Stone in December 2001; 10,207 shares issuable upon the exercise of stock options granted to Mr. Stone in

      October 2001; 75,000 shares issuable upon the exercise of stock options granted to Mr. Stone in January 2002; 3,719 shares issuable upon the exercise of stock options granted to Mr. Stone in November 2002; 1,713 shares issuable upon the exercise of stock options granted to Mr. Stone in November 2003; and 37,500 shares issuable upon the exercise of stock options granted to Mr. Stone in June 2004.

(15)  Includes shares subject to options held by current officers and directors.

      A table containing information, as of March 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance is found above in "Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters -- Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In May 2004, the Company entered into a Consulting and Non-Competition Agreement with David Schick, effective upon Mr. Schick's resignation in June 2004 as the Company's Chief Executive Officer and Chairman of the Board. The Agreement provided for the termination of Mr. Schick's previous employment agreement with the Company, and for Mr. Schick to act as a consultant to the Company for a period of three years. Pursuant to the Agreement, Mr. Schick is compensated, as full payment for the consulting services rendered to the Company and for his non-competition and other covenants contained in the Agreement, in the amount of $28,333 per month for the term of the Agreement. In addition, the Agreement provides that 66,307 unvested employee stock options held by Mr. Schick remain eligible for continued vesting. David Schick is the son of Dr. Allen Schick and the nephew of Dr. Barrekette.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company's annual financial statements for the years ended March 31, 2005 and, 2004, and for review of the financial statements included in the Company's quarterly reports on Form 10-Q during those fiscal years were $ 419,474 and $ 249,258, respectively. The audit fees billed for the year ended March 31, 2005 included $150,000 for the attestation required by Section 404 of the Sarbanes-Oxley Act.

Audit-Related Fees

      For the years ended March 31, 2005 and 2004, the aggregate fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements were $8,778 and $9,210, respectively, relating to other services traditionally performed by independent accountants.

Tax Fees

      Fees billed by our auditors for the preparation of corporate income tax returns were $3,732 and $29,380 for the years ended March 31, 2005 and 2004, respectively.

All Other Fees

      For the fiscal years ended March 31, 2005 and 2004, there were no fees incurred by the Company for services rendered by the auditors to the Company, other than the services reported above.

Pre-Approval Policies and Procedures

      Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. The Audit Committee, in accordance with Company procedures and pursuant to its Charter, approved all of the services described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                            SCHICK TECHNOLOGIES, INC.

     Index to Consolidated Financial Statements                             F-1

     Report of Independent Registered Public Accounting Firm                F-2

     Consolidated Balance Sheets as of March 31, 2005 and 2004              F-3

     Consolidated Statements of Income for the years ended
         March 31, 2005, 2004 and 2003                                      F-4

     Consolidated Statement of Changes in Stockholders' Equity
         for the years ended March 31, 2005, 2004 and 2003                  F-5

     Consolidated Statements of Cash Flows for the years ended
         March 31, 2005, 2004 and 2003                                      F-6

     Notes to Consolidated Financial Statements                             F-7

     Schedule II/Valuation and Qualifying Accounts                          F-19

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders of Schick Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Schick Technologies, Inc. and subsidiary (the "Company") as of March 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schick Technologies, Inc. and subsidiary as of March 31, 2005 and 2004, and the consolidated results of their earnings and their consolidated cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 of the consolidated financial statements, effective April 1, 2002, the Company changed its method for accounting for goodwill and intangible assets upon the adoption of Statement of Accounting Standards 142, "Goodwill and Other Intangible Assets".

Our Audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II - Valuation and Qualifying Accounts of Schick Technologies, Inc. and subsidiary for each of the three years in the period ended March 31, 2005 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 13, 2005 expressed an unqualified opinion thereon.


/s/ GRANT THORNTON LLP
New York, New York

May 13, 2005

Schick Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share amounts)
*

                                                                                 March 31,
                                                                                 ---------
                                                                             2005        2004
                                                                             ----        ----
Assets
Current assets
     Cash and cash equivalents                                             $ 39,725    $ 20,734
     Accounts receivable, net of allowance for doubtful accounts of $57
         and $138, respectively                                               5,663       3,982
     Inventories                                                              3,545       3,057
     Prepayments and other current assets                                       780         861
     Deferred income taxes                                                    5,681       6,481
                                                                           --------    --------
               Total current assets                                          55,394      35,115
                                                                           --------    --------
Property and equipment, net                                                   1,317       1,405
Goodwill, net                                                                   266         266
Deferred income taxes                                                           270       5,679
Other assets                                                                    287         278
                                                                           --------    --------
               Total assets                                                $ 57,534    $ 42,743
                                                                           ========    ========

Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable and accrued expenses                                 $  1,903    $  1,456
     Accrued salaries and commissions                                         1,590       1,390
     Income taxes payable                                                        --         142
     Deposits from customers                                                     30          13
     Warranty obligations                                                       446         210
     Deferred revenue                                                         4,316       4,504
                                                                           --------    --------
               Total current liabilities                                      8,285       7,715
                                                                           --------    --------

Commitments and contingencies                                                    --          --
Stockholders' equity
     Preferred stock ($0.01 par value; 2,500,000
         shares authorized; none issued and outstanding)                         --          --
     Common stock ($0.01 par value; 50,000,000 shares authorized:
         16,034,230 and 15,026,470 shares issued and outstanding,
         at March 31, 2005 and 2004, respectively)                              160         150
     Additional paid-in capital                                              46,765      44,626
     Retained earnings / (accumulated deficit)                                2,324      (9,748)
                                                                           --------    --------
               Total stockholders' equity                                    49,249      35,028
                                                                           --------    --------
               Total liabilities and stockholders' equity                  $ 57,534    $ 42,743
                                                                           ========    ========

----------
*     The accompanying notes are an integral part of these financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Income
(In thousands, except share and per share amounts)
*

                                                                   Year ended March 31,
                                                            2005           2004            2003
                                                            ----           ----            ----
Revenue, net                                            $    52,418    $    39,393     $    29,817

Total cost of sales                                          14,857         11,495           9,628
                                                        -----------    -----------     -----------
           Gross profit                                      37,561         27,898          20,189
                                                        -----------    -----------     -----------
Operating expenses:
      Selling and marketing                                   7,107          6,118           5,911
      General and administrative                              6,851          6,291           5,041
      Research and development                                4,812          3,301           2,598
      Bad debt expense                                           --            105              --
                                                        -----------    -----------     -----------
      Total operating expenses                               18,770         15,815          13,550
                                                        -----------    -----------     -----------
           Income from operations                            18,791         12,083           6,639
                                                        -----------    -----------     -----------
Other income (expense)
      Other income                                               --            138              51
      Gain on sale of investment                                 --             --              45
      Interest income                                           468            153              52
      Interest expense                                           --           (182)           (322)
                                                        -----------    -----------     -----------
           Total interest and other income (expense)            468            109            (174)
                                                        -----------    -----------     -----------
      Income before income taxes                             19,259         12,192           6,465
      Income tax expense (benefit)                            7,187         (5,917)         (5,360)
                                                        -----------    -----------     -----------
           Net income                                   $    12,072    $    18,109     $    11,825
                                                        ===========    ===========     ===========
      Basic earnings per share                          $      0.78    $      1.69     $      1.17
                                                        ===========    ===========     ===========
      Diluted earnings per share                        $      0.70    $      1.07     $      0.78
                                                        ===========    ===========     ===========
      Weighted average common shares (basic)             15,389,110     10,710,742      10,148,991
                                                        ===========    ===========     ===========
      Weighted average common shares (diluted)           17,317,719     16,864,488      15,143,999
                                                        ===========    ===========     ===========

----------
*     The accompanying notes are an integral part of these financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(In thousands, except share amounts)
*

                                                                            (Accumulated
                                            Common Stock        Additional     Deficit)        Total
                                            ------------         Paid -in      Retained     Stockholders'
                                        Shares       Amount       Capital      Earnings        Equity
                                      ----------   ----------   ----------    ----------     ----------
Balance at March 31, 2002             10,138,325   $      101   $   42,481    $  (39,682)    $    2,900
   Issuance of common stock               68,100            1           62            --             63
   Tax benefit of stock options
   exercised                                  --           --           75            --             75
   Net income                                 --           --           --        11,825         11,825
                                      ----------   ----------   ----------    ----------     ----------
Balance at March 31, 2003             10,206,425          102       42,618       (27,857)        14,863
   Issuance of common stock            4,820,045           48          790            --            838
   Tax benefit of stock options
   exercised                                  --           --          463            --            463
   Appreciation of variable stock
   grant                                      --           --          655            --            655
   Other                                      --           --          100            --            100
   Net income                                 --           --           --        18,109         18,109
                                      ----------   ----------   ----------    ----------     ----------
Balance at March 31, 2004             15,026,470          150       44,626        (9,748)        35,028
   Issuance of common stock            1,007,760           10          627            --            637
   Tax benefit of stock options
   exercised                                  --           --          642            --            642
   Appreciation of variable stock
   grant                                      --           --          870            --            870
   Net income                                 --           --           --        12,072         12,072
                                      ----------   ----------   ----------    ----------     ----------
Balance at March 31, 2005             16,034,230   $      160   $   46,765    $    2,324     $   49,249
                                      ==========   ==========   ==========    ==========     ==========

----------
*     The accompanying notes are an integral part of these financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows
*(In thousands)

                                                                        Year ended March 31,
                                                                   2005          2004         2003
                                                                   ----          ----         ----
Cash flows from operating activities
      Net income                                                 $ 12,072     $ 18,109     $ 11,825
      Adjustments to reconcile net income to
          net cash provided by operating activities
                Deferred tax asset                                  6,209       (6,630)      (5,530)
                Tax benefit of stock options exercised                642          463           75
                Depreciation and amortization                         736        1,063        1,289
                Gain from repayment of long-term debt                  --          (50)          --
                Provision for bad debts                                --          105           --
                Provisions for excess and obsolete inventory          122          185          259
                Amortization of deferred finance charge                --          150          135
                Gain on sale of investment                             --           --          (45)
                Non-cash compensation                                 870          433          222
                Other                                                  --           --          150
                Changes in assets and liabilities:
                    Accounts receivable                            (1,681)      (1,055)        (220)
                    Inventories                                      (610)        (203)        (493)
                    Prepayments and other current assets               81         (430)        (115)
                    Other assets                                      (33)        (103)         (58)
                    Accounts payable and accrued expenses             647          620          804
                    Income taxes payable                             (142)         138            4
                    Deposits from customers                            17          (43)           1
                    Warranty obligations                              236          179          (16)
                    Deferred revenue                                 (188)         899           26
                                                                 --------     --------     --------
                    Net cash provided by operating activities      18,978       13,830        8,313
                                                                 --------     --------     --------
Cash flows from investing activities
      Proceeds of short-term investments                               --          712          431
      Purchase of short-term investments                               --           --         (671)
      Proceeds from sale of investment                                 --           --          169
      Property and equipment expenditures, net                       (624)        (292)        (476)
                                                                 --------     --------     --------
                    Net cash provided by (used in) investing
                    activities                                       (624)         420         (547)
                                                                 --------     --------     --------
Cash flows from financing activities
      Proceeds of common stock                                        637          837           63
      Payment of long-term debt                                        --       (1,453)      (2,351)
                                                                 --------     --------     --------
                    Net cash provided by (used in) financing
                    activities                                        637         (616)      (2,288)
                                                                 --------     --------     --------

Net increase in cash and cash equivalents                          18,991       13,634        5,478
Cash and cash equivalents at beginning of period                   20,734        7,100        1,622
                                                                 --------     --------     --------

Cash and cash equivalents at end of period                       $ 39,725     $ 20,734     $  7,100
                                                                 ========     ========     ========
Interest paid                                                          --     $     32     $    196
                                                                 ========     ========     ========
Income taxes paid                                                $    525     $    111     $     91
                                                                 ========     ========     ========

See Note 14 for supplemental cash flow disclosure.

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

      The Company operates in one reportable segment -- digital radiographic imaging systems. The Company's principal products include its suite of CDR(R) dental imaging products.

      The Company's revenues from its principal products (including warranty revenue related to each such product) were 99%, 99% and 98% of total revenues during fiscal 2005, 2004 and 2003, respectively. AccuDEXA(R) revenues were 1%, 1% and 2% of total revenues during fiscal 2005, 2004 and 2003, respectively.

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

      Cash Equivalents

      Cash equivalents consist of short-term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost. At March 31, 2005, cash balances in excess of FDIC insurance approximates $39.6 million.

      Accounts Receivable

      The Company reports accounts receivable net of an allowance for uncollectible accounts. The largest of the Company's accounts receivable (49% and 58%, at March 31, 2005 and 2004, respectively) is due from its exclusive domestic distributor, Patterson Dental Company, Inc. ("Patterson"). Other accounts receivable are due from international distributors and agencies of the US military. Credit is extended to distributors on varying terms between 30 and 90 days and is made without collateral. Most international credit is underwritten by credit insurance. The Company provides an allowance for doubtful accounts based upon analysis of the accounts receivable aging. The Company writes off accounts receivable when they become uncollectible. Subsequently received payments are credited to operations.

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

      Property and Equipment

      Property and equipment is stated at cost. The cost of additions and substantial improvements to equipment is capitalized. The cost of maintenance and repairs of equipment and leaseholds is charged to operating expenses. Depreciation and amortization are provided on the straight-line method over the lesser of the estimated useful lives of the related assets ranging from five to ten years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

      Revenue Recognition

      The Company recognizes revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Revenues from sales of the Company's hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is probable. The Company provides its exclusive domestic distributor with a 30-day return policy but allows for an additional 15 days, and accordingly recognizes allowances for estimated returns pursuant to such policy at the time of shipment. Revenue from shipments to foreign customers is recognized at the time of shipment in accordance with foreign sales orders. With respect to products shipped to its exclusive domestic distributor, the Company defers revenue until Patterson ships such inventory from its distribution centers. Amounts received from customers in advance of product shipment are classified as deposits from customers. The Company records as revenue shipping and handling charges invoiced to customers. The cost of shipping and handling is recorded in cost of sales. Revenues from the sale of extended warranties on the Company's products are recognized on a straight-line basis over the life of the extended warranty, which is generally a period of up to two years. Deferred revenues relate to extended warranty fees paid by customers prior to the performance of extended warranty services and to certain shipments to Patterson, as described above.

      Advertising Costs

      Advertising costs included in selling and marketing expenses are expensed as incurred and were $520, $437 and $568, for the years ended March 31, 2005, 2004, and 2003, respectively.

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

      The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally up to two years). Deferred revenues related to extended warranty were $2.2 million and $2.4 million at March 31, 2005 and 2004, respectively. Services costs are expensed as incurred.

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

      Fair Value of Financial Instruments

      The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the relatively short maturity associated with the Company's cash, accounts receivable and accounts payable.

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

      Identifiable intangible assets that have finite lives continue to be amortized over their estimated useful lives. Other intangible assets include costs incurred to secure patents and are included in other assets. Finite-lived purchased intangible assets are amortized principally by the straight-line method over their expected period of benefit. Costs incurred to secure patents and deferred financing costs are amortized by the straight-line method over periods of five years and over the term of the loan, respectively.

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

      Stock-based compensation

      At March 31, 2005, the Company has stock-based compensation plans which are described more fully in Note 13. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations". The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                      Year ended March 31,
                                                                  2005        2004        2003
                                                                --------    --------    --------
Net income, as reported                                         $ 12,072    $ 18,109    $ 11,825
Deduct: Total stock-based employee compensation
        expense determined under fair value based method for
        all awards, net of related tax effects                       708         359         476
                                                                --------    --------    --------
Pro forma net income                                            $ 11,364    $ 17,750    $ 11,349
                                                                --------    --------    --------
Earnings per share:
                              Basic-as reported                 $   0.78    $   1.69    $   1.17
                                                                --------    --------    --------
                              Basic-pro forma                   $   0.74    $   1.66    $   1.12
                                                                --------    --------    --------
                              Diluted-as reported               $   0.70    $   1.07    $   0.78
                                                                --------    --------    --------
                              Diluted-pro forma                 $   0.65    $   1.05    $   0.75
                                                                --------    --------    --------

      Reclassifications

      Certain reclassifications have been made to the prior years' financial statements to conform to the current presentation.

3.    Recently Issued Accounting Standards

      Stock-Based Compensation

      In December 2004 the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004) ("FAS 123R") "Share-Based Payment". The statement supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and establishes fair-value-based measurement in accounting for share-based payment transactions with employees. FASB 123R is effective for public companies for years beginning after December 31, 2005. The Company is currently evaluating the effect of FAS 123R on its consolidated financial position, results of operations and cash flows.

      Inventory Costs

      In November 2004 the Financial Accounting Standards Board issued FASB Statement No. 151 ("FASB 151") "Inventory Costs". The statement amends ARB No. 43, Chapter 4, "Inventory Pricing" and requires that unallocated overhead be recognized as an expense in the period in which it is incurred. FASB 151 is effective for fiscal years beginning after June 15, 2005. The Company believes that its current method of inventory pricing complies with the requirements of the statement. Accordingly, the adoption of FASB 151 will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      Income Taxes

      In December 2004 the Financial Accounting Standards Board issued FASB Staff Position on Statement 109 ("FSP FAS109-1") ("FSP") "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (the "Act"). The FSP states that the new tax rate reductions created in the Act should be treated as special deductions when accounting for income taxes. Consequently, deferred tax assets reflect statutory tax rates without giving effect to those reductions. The Tax Act is effective for years beginning after December 31, 2004. The Company is evaluating the potential effect of the FSP since the Act replaces other income tax incentives, which will no longer be available to the Company. These incentives have been treated in a similar manner for financial accounting purposes.

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

      In August 2002, the Company performed a transitional fair value based impairment test and in, March 2005 and 2004, performed annual fair value impairment tests. These tests indicate that the fair value is greater than the recorded value of goodwill. Therefore the Company's goodwill was not impaired during the year ended March 31, 2005, 2004 and 2003.

5.    Earnings Per Share

      Basic earnings per share ("Basic EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. The following table is the reconciliation from basic to diluted shares for the years ended March 31, 2005, 2004 and 2003.

                                                         March 31,
                                             2005          2004          2003
                                          ----------    ----------    ----------
Basic shares                              15,389,110    10,710,742    10,148,991
Dilutive:
    Options                                1,395,275     1,381,554       940,381
    Warrants                                 533,334     4,772,192     4,054,627
                                          ----------    ----------    ----------
Diluted shares                            17,317,719    16,864,488    15,143,999
                                          ==========    ==========    ==========

      At March 31, 2005, 2004 and 2003, outstanding options and warrants to purchase 66,425, 87,061 and 434,066 shares of common stock, respectively, at exercise prices ranging from $4.91 to $27.72 per share have been excluded from the computation of diluted earnings per share as they are antidilutive.

6.    Inventories

      Inventories at March 31, 2005 and 2004, net of provisions for excess and obsolete inventories, are comprised of the following:

                                                               2005        2004
                                                             -------     -------
          Raw materials                                      $ 2,171     $ 2,088
          Work-in-process                                        218         246
          Finished goods                                       1,156         723
                                                             -------     -------
          Total inventories                                  $ 3,545     $ 3,057
                                                             =======     =======

7.    Property and Equipment

      Property and equipment at March 31, 2005 and 2004 is comprised of the following:

                                                               2005        2004
                                                             -------     -------
          Production equipment                               $ 5,984     $ 5,751
          Computer and communications equipment                1,202       2,493
          Demonstration equipment                                221         944
          Leasehold improvements                               1,986       1,907
          Other equipment                                        150         137
                                                             -------     -------
          Total property and equipment                         9,543      11,232
          Less accumulated depreciation and amortization       8,226       9,827
                                                             -------     -------
          Property and equipment, net                        $ 1,317     $ 1,405
                                                             =======     =======

8.    Accounts payable and accrued expenses

      Accounts payable and accrued expenses are summarized as follows at March 31, 2005 and 2004:

                                                               2005        2004
                                                             -------     -------
          Advertising and marketing expenses                 $   133     $   103
          Inventory                                              626         435
          Professional fees                                      265         290
          Refunds payable                                         94          95
          Royalties                                              181         120
          Travel and entertainment                               194         118
          Other                                                  410         295
                                                             -------     -------
          Accounts payable and accrued expenses              $ 1,903     $ 1,456
                                                             -------     -------

9.    Income Taxes

      The following table provides detail of the income tax expense (benefit) for the years ended March 31, 2005, 2004 and 2003:

                                                          March 31,
                                                 2005        2004        2003
                                                 ----        ----        ----
       Current expense
          Federal                              $    743    $    250    $     95
          State                                     235          --          --
                                               --------    --------    --------
                 Total current expense              978         250          95
                                               --------    --------    --------
       Deferred tax expense
          Federal                                 5,374       4,087       2,415
          State                                     835       1,101         591
                                               --------    --------    --------
                 Total deferred tax benefit       6,209       5,188       3,006
                                               --------    --------    --------
       Tax expense                                7,187       5,438       3,101
       Deferred tax asset reserve reversal           --     (11,355)     (8,461)
                                               --------    --------    --------
       Net tax expense (benefit)               $  7,187    ($ 5,917)   ($ 5,360)
                                               ========    ========    ========

      The reconciliation between the U.S. federal statutory rate and the Company's effective tax rate is as follows:

                                                       Year Ended March 31,
                                                    2005       2004       2003
                                                  -------    -------    -------
Tax benefit at Federal statutory rate                35.0%      34.2%      34.0%
State income tax expense, net of
        Federal tax benefit                           5.6%       5.3%       5.2%
Permanent differences                                -1.0%      -0.9%      -1.0%
Research and development tax credit                  -1.2%      -1.4%      -2.3%
Deferred tax valuation allowance reversal              --      -85.7%    -118.9%
Effect of rate change                                -1.2%        --         --
Other                                                 0.1%        --        0.1%
                                                  -------    -------    -------
Effective tax rate                                   37.3%     -48.5%     -82.9%
                                                  =======    =======    =======

      Significant components of the Company's deferred tax assets (liabilities) at March 31, 2005, 2004 and 2003 are as follows:

                                                           March 31,
                                               --------------------------------
                                                 2005        2004        2003
                                               --------    --------    --------
Net operating loss carryforwards               $     --    $  6,885    $ 12,484
Reserves and allowances for inventory             1,229       1,155       1,238
Accounts receivable and warranties                1,986       1,966       1,566
Tax credit and carryforwards                      2,441       2,016       1,581
Depreciation and other                              266          91          80
Other                                                29          47         (64)
                                               --------    --------    --------
                                                  5,951      12,160      16,885
Valuation allowance                                  --          --     (11,355)
                                               --------    --------    --------
Net deferred tax asset                         $  5,951    $ 12,160    $  5,530
                                               ========    ========    ========

      During fiscal 2005, 2004 and 2003 the Company's utilization of its net operating losses resulted in a reduction of current taxes in the amount of $6.9 million, $4.8 million and $2.9 million, respectively.

      At March 31, 2005, the Company no longer has a net operating loss carryover.

10.   Warranties

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

      The following table reconciles  aggregate  warranty  liability as at March
31:

                                                              2005        2004
                                                            -------     -------
         Beginning balance ............................        $210         $56
         Warranties issued in period ..................       2,652       2,439
         Warranties paid in period ....................      (2,416)     (2,285)
                                                            -------     -------
         Balance end of period ........................        $446        $210
                                                            =======     =======

      The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally up to two years). Deferred revenues related to extended warranties were $2.2 and $2.4 million at March 31, 2005 and 2004, respectively.

11.  Concentration of Risks and Customer Information

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

      Substantially all of the Company's sales are to domestic and foreign dentists, doctors, and distributors of dental and medical supplies and equipment. Financial instruments that potentially subject the Company to concentrations of credit risks are primarily accounts receivable and cash equivalents. The Company generally does not require collateral and the majority of its trade receivables are unsecured. The Company is directly affected by the financial well being of the dental and medical industries. The Company places its cash equivalents in short-term money market instruments and high-grade commercial paper.

      Approximately $13.9 million, $9.9 million and $6.2 million of the Company's revenues in fiscal 2005, 2004 and 2003, respectively, were from foreign customers. The majority of such foreign revenues were from customers in Europe and Asia. Approximately $31.8 million, $21.6 million and $15.4 million of the Company's revenues in fiscal 2005, 2004 and 2003, respectively, were from a single customer, Patterson.

      On April 6, 2000, the Company entered into an agreement with Patterson Dental Company which granted Patterson exclusive rights to distribute the Company's dental products in the United States and Canada effective May 1, 2000.

12.   Commitments and Contingencies

      Employment Agreements

      The Company has employment agreements with certain executive officers. As of March 31, 2005, aggregate minimum compensation obligations under these employment agreements are $1,067 through the year ending March 31, 2008. In June 2004, the Company entered into a Consulting and Non-Competition Agreement with its former CEO, which creates a minimum compensation obligation in the amount of $751, consisting of $340 in fiscal 2006, $340 in fiscal 2007 and $71 in fiscal 2008.

      In addition, certain of the Company's agreements provide for the issuance of common stock and/or common stock options to executives, which generally vest ratably over the term of the agreements (2-3 years). Additionally, certain executives may earn bonus compensation based upon the specific terms of the respective agreements.

      Operating Leases

      The Company leases its facilities under an operating lease agreement expiring June 2007. Rent expense for the years ended March 31, 2005, 2004, and 2003 was $459, $646, and $367, respectively.

      Future minimum payments on a fiscal year basis under non-cancelable operating leases are as follows:

                      2006                   506
                      2007                   526
                      2008                   137
                                          ------
                                          $1,169
                                          ======

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

      SEC Investigation and Other

      In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the Securities and Exchange Commission ("SEC") to advise it of certain matters related to the

Company's restatement of earnings for interim periods of fiscal 1999. The SEC subsequently conducted an investigation of the Company and certain individuals, including current and former officers and employees of the Company, pursuant to a Formal Order of Investigation. The Company cooperated with the SEC staff throughout the course of the investigation.

      In addition, since January 2002 the United States Attorney's Office for the Southern District of New York has served subpoenas upon and/or contacted certain individuals, including current and former officers and employees of the Company, and a current Director, in connection with this matter. On June 13, 2002, the Company was advised by counsel to David Schick, the Company's former chief executive officer, that the United States Attorney's Office for the Southern District of New York had notified such counsel that Mr. Schick was a target of the United States Attorney's investigation of this matter. The Company has cooperated with the U.S. Attorney's Office.

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

      The Company has had discussions with the Enforcement Staff of the SEC's northeast regional office in an effort to resolve the complaint against the Company, and the Company intends to continue such discussions. On May 4, 2005, the Court ordered that discovery in this case be suspended until June 18, 2005 to permit the consideration of settlement proposals. Any settlement would require approval by the Commission before it could become effective. There can be no assurance that settlement discussions will continue and/or will be successful.

      The Company cannot predict the potential outcome of these matters and their impact on the Company and, therefore, has made no provision relating to these matters in the accompanying consolidated financial statements.

      Litigation

      The Company may be a party to a variety of legal actions (in addition to that referred to above), such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits and intellectual property related litigation. In addition, because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial punitive damages may be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities, such as those based upon the commission of fraud, may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

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

      In 1997, the Company adopted the Directors Plan. In November 2002, the plan was amended to increase the number of shares of Common Stock issuable to 600,000. At March 31, 2005, 2004 and 2003, a total of 528,000, 468,000 and
310,000 options to purchase common stock pursuant to the Directors Plan were outstanding, respectively. The plan stipulates that the exercise price of non-qualified options granted under the plan must equal or exceed 85% of the fair market value of the Company's common stock as of the date of grant of the option, and no option may be exercisable after ten years from the date of grant. Options granted under the plan generally vest over a period of two years. The Company has never granted options at less than market on the date of grant.

      The fair value of options granted to employees and directors during 2005, 2004 and 2003 has been determined on the date of the respective grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                             2005         2004          2003
                                           --------     --------      --------
Dividend yield                               None         None          None
Risk-free interest rate on date of grant     3.08%     1.04%-1.29%   2.24%-3.03%
Forfeitures                                  None         None          None
Expected life                               4 years      4 years       4 years
Volatility                                    70%          75%           82%
Weighted average fair value per share        $5.92        $4.10         $1.62

      The following table summarizes information regarding stock options for 2005, 2004 and 2003:

                                    2005                     2004                     2003
                           ----------------------   ---------------------    ---------------------
                            Shares      Weighted     Shares      Weighted     Shares      Weighted
                            Under       Average      Under       Average      Under       Average
                            Option      Exercise     Option      Exercise     Option      Exercise
                                         Price                    Price                    Price
                           ---------    ---------   ---------    --------    ---------    --------
Options outstanding,
   beginning of year       2,124,264     $ 3.36     2,077,538     $ 2.54     1,840,426     $ 2.47
Options granted              815,000      10.46       362,997       7.41       332,862       2.69
Options exercised           (301,196)      2.07      (292,328)      1.44       (68,100)      0.98
Options forfeited             (6,821)      6.20       (23,943)     10.52       (27,650)      3.72
                          ----------               ----------               ----------
Options outstanding,
   end of year             2,631,247     $ 5.70     2,124,264     $ 3.36     2,077,538     $ 2.54
                          ==========               ==========               ==========

         Range of exercise    Options outstanding     Exercisable options    Weighted average remaining
         -----------------    -------------------     -------------------    --------------------------
               prices          at March 31, 2005       at March 31, 2005      contractual life (years)
               ------          -----------------       -----------------      ------------------------
          $ 0.50 to $ 1.56          962,548                 961,173                      6
          $ 2.15 to $ 3.20          395,154                 311,872                      7
          $ 4.91 to $ 8.25          372,120                 153,053                      8
          $10.36 to $17.96          855,000                 154,999                      9
          $20.88 to $25.20           46,425                  46,425                      1

      At March 31, 2005, there are 998,753 options available for grant under our option plans. The fair value of options granted was $4,822, $1,384 and $549 during fiscal 2005, 2004 and 2003, respectively.

      Defined Contribution Plan

      The Company has a defined contribution savings plan, which qualifies under
Section 401(k) of the Internal Revenue Code, for employees meeting certain service requirements. Participants may contribute up to 15% of their gross wages not to exceed, in any given year, a limitation set by the Internal Revenue Service regulations. The plan provides for mandatory matching contributions to be made by the Company to a maximum amount of 2.5% of a plan participant's compensation. Company contributions to the plan approximated $190, $190 and $171, respectively, in fiscal 2005, 2004 and 2003.

14.   Stockholders' Equity

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

      In December 1999, the Company issued warrants for 5,000,000 shares of common stock, to Greystone Funding Corporation ("Greystone") in connection with a financing transaction. Of those warrants, 750,000 were issued to a Greystone employee as designee of Greystone. That individual became President of the Company in December 1999 and Chief Executive Officer in June 2004. In November 2004, the Company's CEO exercised the 750,000 aforementioned outstanding warrants under the grant's cashless provision and received 706,564 unregistered shares of common stock. In March 2004, Greystone exercised all of its outstanding warrants. In one transaction, Greystone paid $414 to acquire 552,500 unregistered shares of common stock. In a second transaction, Greystone exercised under the cashless provision governing its grant of 4,250,000 warrants and received 3,975,216 unregistered shares of common stock. The market price of the Company's common stock was $11.60 at the date of exercise.

15.   Unaudited selected quarterly financial data

      The following is a summary of the Company's unaudited quarterly operating results for the years ended March 31, 2005 and 2004:

                                      Mar 31,         Dec 31,         Sep 30,         Jun 30,
                                         2005            2004            2004            2004
                                         ----            ----            ----            ----
Statement of Earnings Data:
Revenue, net                      $    13,854     $    16,813     $    10,870     $    10,881
Total cost of sales                     4,532           4,144           2,972           3,209
                                  -----------     -----------     -----------     -----------
Gross profit                            9,322          12,669           7,898           7,672
                                  -----------     -----------     -----------     -----------
Gross profit margin                      67.3%           75.4%           72.7%           70.5%
Operating expense:
  Selling and marketing                 1,885           2,235           1,531           1,456
  General and administrative            1,859           1,723           1,284           1,985
  Research and development                939           1,456           1,305           1,112
                                  -----------     -----------     -----------     -----------
Operating expense                       4,683           5,414           4,120           4,553
                                  -----------     -----------     -----------     -----------
Income from operations                  4,639           7,255           3,788           3,119
                                  -----------     -----------     -----------     -----------
Net income                        $     3,389     $     4,398     $     2,486     $     1,799
                                  ===========     ===========     ===========     ===========
Earnings per share:
Basic income                      $      0.21     $      0.28     $      0.16     $      0.12
                                  ===========     ===========     ===========     ===========
Diluted income                    $      0.19     $      0.25     $      0.14     $      0.10
                                  ===========     ===========     ===========     ===========
Weighted average common
  Shares outstanding (basic)       15,988,491      15,440,891      15,099,299      15,057,703
                                  ===========     ===========     ===========     ===========
Weighted average common
  Shares outstanding (diluted)     17,632,619      17,359,203      17,230,852      17,209,756
                                  ===========     ===========     ===========     ===========

                                      Mar 31,         Dec 31,         Sep 30,         Jun 30,
                                         2004            2003            2003            2003
                                         ----            ----            ----            ----
Statement of Earnings Data:
Revenue, net                      $    10,092     $    12,124     $     8,501     $     8,676
Total cost of sales                     3,179           3,063           2,624           2,629
                                  -----------     -----------     -----------     -----------
Gross profit                            6,913           9,061           5,877           6,047
                                  -----------     -----------     -----------     -----------
Gross profit margin                      68.5%           74.7%           69.1%           69.7%
Operating expense:
  Selling and marketing                 1,613           1,655           1,415           1,435
  General and administrative            1,475           1,725           1,541           1,655
  Research and development                793             827             839             842
                                  -----------     -----------     -----------     -----------
Operating expense                       3,881           4,207           3,795           3,932
                                  -----------     -----------     -----------     -----------
Income from operations                  3,032           4,854           2,082           2,115
                                  -----------     -----------     -----------     -----------
Net income                        $     9,009     $     4,854     $     2,267     $     1,979
                                  ===========     ===========     ===========     ===========
Earnings per share:
Basic income                      $      0.76     $      0.47     $      0.22     $      0.19
                                  ===========     ===========     ===========     ===========
Diluted income                    $      0.53     $      0.29     $      0.13     $      0.12
                                  ===========     ===========     ===========     ===========
Weighted average common
  Shares outstanding (basic)       11,836,330      10,407,356      10,365,939      10,229,697
                                  ===========     ===========     ===========     ===========
Weighted average common
  Shares outstanding (diluted)     17,129,496      16,879,982      16,911,580      16,536,892
                                  ===========     ===========     ===========     ===========

Schedule II

                    Schick Technologies, Inc. and Subsidiary
                Valuation and Qualifying Accounts (in thousands)

                                                               Additions
                                                               ---------
                                              Balance     Charged      Charged                  Balance
                                                at           to          to                       at
                                             Beginning    Cost and     Other                    End of
                                             Of Period    Expenses    Accounts   Deductions     Period
                                             ---------    --------    --------   ----------     ------
ALLOWANCE FOR DOUBTFUL
   ACCOUNTS
      For the year ended March 31, 2005        $   138         --                $      81(a)     $    57
      For the year ended March 31, 2004             42       $105                        9(a)         138
      For the year ended March 31, 2003            717         --                      675(a)          42

RESERVE FOR OBSOLETE/SLOW
   MOVING INVENTORY
      For the year ended March 31, 2005        $ 2,833       $122                $       6(b)     $ 2,949
      For the year ended March 31, 2004          2,837        185                      189(b)       2,833
      For the year ended March 31, 2003          2,899        259                      321(b)       2,837

VALUATION ALLOWANCE --
   DEFERRED TAX ASSET
      For the year ended March 31, 2004        $11,355                           $  11,355(c)     $    --
      For the year ended March 31, 2003         19,816                               8,461(c)      11,355

(a)   Accounts receivable written off
(b)   Inventory disposed of
(c)   Reduction of valuation allowance

(a)         Documents filed as a part of this Report

      (1)   Consolidated Financial Statements filed as part of this Report:

            Index to Consolidated Financial Statements                      F-1

            Report of Independent Registered Public Accounting Firm         F-2

            Consolidated Balance Sheets at March 31, 2005 and 2004          F-3

            Consolidated Statements of Earnings for the years ended
            March 31, 2005, 2004 and 2003                                   F-4

            Consolidated Statement of Changes in Stockholders'
            Equity for the years ended March 31, 2005, 2004 and 2003        F-5

            Consolidated Statements of Cash Flows for the years ended
            March 31, 2005, 2004 and 2003                                   F-6

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

(b)   The following Exhibits are included in this report:

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

                                                                               Filed  herewith or
Exhibit                                                                        incorporated
No.                               Item Title                                   by Reference
---                               ----------                                   ------------
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

                                                                               Filed  herewith or
Exhibit                                                                        incorporated
No.                               Item Title                                   by Reference
---                               ----------                                   ------------
10.4     Service and License  Agreement  between  Photobit,  LLC and Schick
         Technologies,  Inc.  dated as of June 24,  1996  (incorporated  by reference to Exhibit 10.5 to the Company's  Registration Statement
         on Form S-1, File No. 333-33731, filed on June 30, 1997)              *

10.5     Registration  Rights Agreement between Schick  Technologies,  Inc.
         and  Greystone,  dated as of December  27, 1999  (incorporated  by reference to Exhibit 10.27 to the Company's  Annual Report on Form
         10-K, filed on June 29, 2000)                                         *

10.6     Registration  Rights Agreement between Schick  Technologies,  Inc.
         and DVI  Financial  Services,  Inc.,  dated as of March  15,  2000
         (incorporated  by  reference  to  Exhibit  10.33 to the  Company's
         Annual Report on Form 10-K, filed on June 29, 2000)                   *

10.7     Distributorship  Agreement,  dated  April 6, 2000,  by and between
         Schick   Technologies,   Inc.   and   Patterson   Dental   Company
         (incorporated  by  reference  to  Exhibit  10.34 to the  Company's
         Annual Report on Form 10-K, filed on June 29, 2000)                   *

10.8     Employment  Agreement  between  Schick   Technologies,   Inc.  and
         Jeffrey  T.  Slovin,  dated  November  9,  2001  (incorporated  by reference to Exhibit 10.36 to the Company's  Annual Report on Form
         10-K, filed on June 17, 2002)                                         *

10.9     Consulting   and   Non-Competition    Agreement   between   Schick
         Technologies,  Inc.  and  David  B.  Schick,  dated  May  7,  2004
         (incorporated  by  reference  to  Exhibit  10.33 to the  Company's
         Annual Report on Form 10-K, filed on June 25, 2004)                   *

10.10    Employment  Agreement  between  Schick   Technologies,   Inc.  and
         Jeffrey T. Slovin,  dated June 9, 2004  (incorporated by reference to  Exhibit  10.34 to the  Company's  Annual  Report on Form 10-K,
         filed on June 25, 2004)                                               *

10.11    Employment  Agreement  between  Schick   Technologies,   Inc.  and
         Michael Stone,  dated June 15, 2004  (incorporated by reference to
         Exhibit 10.35 to the Company's  Annual Report on Form 10-K,  filed
         on June 25, 2004)                                                     *

14.1     Code of Ethics  (incorporated  by reference to Exhibit 14.1 to the
         Company's Annual Report on Form 10-K, filed on June 25, 2004)         *

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

32.1     Certification of Principal  Executive  Officer pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002                                 +

32.2     Certification of Principal  Financial  Officer pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002                                 +

99.1     Cautionary Statement                                                  +

*     Previously filed; incorporated herein by reference

+     Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Island City, State of New York, on June 10, 2005.

                                       SCHICK TECHNOLOGIES, INC.


                                       By: /s/ Jeffrey T. Slovin
                                           -------------------------
                                           Jeffrey T. Slovin
                                           Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 10, 2005.

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

Signature                           Title


/s/ Jeffrey T. Slovin               Chief Executive Officer, President and
----------------------------        Director
Jeffrey T. Slovin


/s/ Ronald Rosner                   Director of Finance and Administration
----------------------------        (Principal financial and accounting officer)
Ronald Rosner


/s/ William K. Hood                 Chairman of the Board and Director
----------------------------
William K. Hood


/s/ Allen Schick                    Director
----------------------------
Allen Schick


/s/ Euval Barrekette                Director
----------------------------
Euval Barrekette


/s/ Arthur Kowaloff                 Director
----------------------------
Arthur Kowaloff


/s/ Curtis M. Rocca III             Director
----------------------------
Curtis M. Rocca III