Form 10-Q
period 2005-06-30
SCHICK TECHNOLOGIES INC
filed 2005-08-09
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission file number:  000-22673

SCHICK TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3374812

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

30-00 47th Avenue	11101
Long Island City, New York
(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (718) 937-5765

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒          No    ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒          No    ☐

          As of August 4, 2005, 16,052,623 shares of common stock, par value $.01 per share, were outstanding.

SCHICK TECHNOLOGIES, INC.

PART I.	Financial Information

Item 1.	Financial Statements

Schick Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30,	March 31,

	2005

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$45,249	$39,725
Accounts receivable, net of allowance for doubtful accounts of $57	6,072	5,663
Inventories	3,785	3,545
Prepayments and other current assets	558	780
Deferred income taxes	5,084	5,681

Total current assets	60,748	55,394

Equipment, net	1,330	1,317
Goodwill	266	266
Deferred income taxes	284	270
Other assets	292	287

Total assets	$62,920	$57,534

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,347	$1,903
Accrued salaries and commissions	1,030	1,590
Income taxes payable	1,561	—
Deposits from customers	26	30
Warranty obligations	507	446
Deferred revenue	4,239	4,316

Total current liabilities	9,710	8,285

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock ($0.01 par value; 2,500,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 50,000,000 shares authorized:16,046,394 and 16,034,230 shares issued and outstanding, respectively)	160	160
Additional paid-in capital	47,094	46,765
Retained Earnings	5,956	2,324

Total stockholders’ equity	53,210	49,249

Total liabilities and stockholders’ equity	$62,920	$57,534

The accompanying notes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three months ended June 30,
	2005	2004

Revenue, net	$15,683	$10,881

Cost of sales	4,699	3,209

Gross profit	10,984	7,672

Operating expenses:
Selling and marketing	2,326	1,456
General and administrative	1,815	1,985
Research and development	1,125	1,112

Total operating costs	5,266	4,553

Income from operations	5,718	3,119

Other income
Interest income	251	93

Total other income (expense)	251	93

Income before income taxes	5,969	3,212

Provision for income taxes	2,337	1,413

Net income	$3,632	$1,799

Basic earnings per share	$0.23	$0.12

Diluted earnings per share	$0.21	$0.10

Weighted average common shares (basic)	16,035,862	15,027,703

Weighted average common shares (diluted)	17,701,617	17,209,736

The accompanying notes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid -in Capital	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount

Balance at March 31, 2004	15,026,470	$150	$44,626	$(9,748)	$35,028
Issuance of common stock	19,924	—	37	—	37
Tax benefit of stock options exercised	—	—	26	—	26
Non cash compensation	—	—	307	—	307
Net income	—	—	—	1,799	1,799

Balance at June 30, 2004	15,046,394	$150	$44,996	$(7,949)	$37,197

Balance at March 31, 2005	16,034,230	$160	$46,765	$2,324	$49,249
Issuance of common stock	13,387		38	—	38
Tax benefit of stock options exercised	—	—	94	—	94
Non cash compensation	—	—	197	—	197
Net income	—	—	—	3,632	3,632

Balance at June 30, 2005	16,047,617	$160	$47,094	$5,956	$53,210

The accompanying notes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended June 30,
	2005	2004

Cash flows from operating activities
Net income	$3,632	$1,799
Adjustments to reconcile net income to net cash provided by operating activities
Deferred taxes	583	1,173
Tax benefit of stock options exercised	94	26
Depreciation and amortization	145	169
Provision for excess and obsolete inventory	138	—
Non-cash compensation	197	307
Changes in assets and liabilities:
Accounts receivable	(409)	1,260
Inventories	(378)	(108)
Prepayments and other current assets	211	320
Other assets	(12)	(6)
Accounts payable and accrued expenses	(116)	(518)
Income taxes payable	1,561	24
Deposits from customers	(4)	11
Warranty obligations	61	60
Deferred revenue	(77)	(661)

Net cash provided by operating activities	5,626	3,856

Cash flows from investing activities
Capital expenditures	(151)	(98)

Net cash used in investing activities	(151)	(98)

Cash flows from financing activities
Net proceeds from issuance of common stock	49	26

Net cash provided by financing activities	49	26

Net increase in cash and cash equivalents	5,524	3,784

Cash and cash equivalents at beginning of period	39,725	20,734

Cash and cash equivalents at end of period	$45,249	$24,518

Interest paid	$—	$—

Income taxes paid	$50	$150

The accompanying notes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except share and per share amounts)

1.       Basis of Presentation

          The consolidated financial statements of Schick Technologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2005 included in the Company’s Annual Report on Form 10-K.

          In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending March 31, 2006.

          The consolidated financial statements of the Company, at June 30, 2005, include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated.

Stock-based compensation

          At June 30, 2005, the Company has stock-based compensation plans. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for stock-based compensation arrangements with employees under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three months ended June 30,
	2005	2004

Net income, as reported	$3,632	$1,799
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	244	175

Proforma net income	$3,388	$1,624

Earnings per share:
Basic - as reported	$0.23	$0.12

Basic – proforma	$0.21	$0.11

Diluted - as reported	$0.21	$0.10

Diluted – proforma	$0. 19	$0.09

          Recently Issued Accounting Standards

Accounting Changes and Error Corrections

          In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)”. SFAS No. 154 requires that changes in accounting principles be given retrospective application to prior periods’ financial statements. Previously most changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company is evaluating the effect of SFAS No. 154 but believes there will not be any material effect on the financial statements.

Stock-Based Compensation

          In December 2004 the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004) (“FAS 123R”), “Share-Based Payment”. The statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and establishes fair-value-based measurement in accounting for share-based payment transactions with employees. FAS 123R is effective for public companies for years beginning after December 31, 2005. The Company is currently evaluating the effect of FAS 123R on its consolidated financial position, results of operations and cash flows.

2.       Inventories

          Inventories, net of reserves, are comprised of the following:

	June 30,	March 31,
	2005

Raw materials	$2,280	$2,171
Work-in-process	311	218
Finished goods	1,194	1,156

Total inventories	$3,785	$3,545

3.       Earnings Per Share

          Basic earnings per share are calculated by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options and warrants whose exercise prices are less than the average market price during the quarter are exercised at the beginning of the period and the proceeds used by Schick Technologies, Inc. to purchase shares at the average market price for the period. The following is the reconciliation from basic to diluted shares for the three months ended June 30, 2005 and 2004:

	Three months ended June 30,
	2005	2004

Basic shares	16,035,862	15,027,703
Dilutive:
Options	1,572,170	1,392,634
Warrants	93,585	789,399

Diluted shares	17,701,617	17,209,736

          The Company excluded 76,425 and 133,239 options from the computation of diluted earnings per share for the three months ended June 30, 2005 and 2004, respectively, because they are anti-dilutive.

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

SEC Investigation

          In June 2005, the Securities and Exchange Commission (“SEC”) civil action, against the Company, its former chief executive officer, and its former vice president of sales and marketing, which has previously been reported by the Company, was settled against all defendants. On June 20, 2005, final judgment was entered by the court reflecting the terms of the parties’ settlement, and the SEC action was dismissed. Under the terms of the settlement, the Company neither admitted nor denied the allegations contained in the SEC Complaint and consented to the entry of an order permanently enjoining it from violating the books and records, periodic reporting and internal control provisions contained in Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1 and 13a-13 promulgated thereunder. The settlement agreement did not require any monetary payment by the Company. The Company believes that it will not incur any further legal fees or indemnification costs in connection with this matter.

          The following is a summary of the events leading up to the settlement of the SEC action:

          In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the SEC to advise it of certain matters related to the Company’s restatement of earnings for interim periods of fiscal 1999. The SEC subsequently conducted an investigation of the Company and certain individuals, including current and former officers and employees of the Company, pursuant to a Formal Order of Investigation. The Company cooperated with the SEC staff throughout the course of the investigation.

          On November 14, 2003, the SEC filed a civil action in the United States District Court for the Eastern District of New York against the Company, its former chief executive officer, and its former vice president of sales & marketing. The SEC complaint alleged fraud, and books and records and reporting violations under Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act and various rules promulgated thereunder in connection with the financial statements included in the Company’s reports on Form 10-Q for the quarters ended June 30, September 30 and December 31, 1998. The SEC complaint sought to enjoin the Company from future violations of those provisions of the Exchange Act and the rules thereunder, as well as disgorgement of any allegedly ill-gotten gains. With respect to the other defendants, the complaint sought injunctive relief, civil penalties, disgorgement and an officer/director bar. In June 2005, this action was settled, as described above.

Litigation

          The Company is named as a party in other legal proceedings which are not described herein because they are not material. In addition, the Company could become a party to a variety of legal actions, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property related litigation. In addition, because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company’s exposure for any of these types of claims. In some cases, substantial punitive damages may be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

Other

          Sales to a single customer approximated 66% and 55% of net revenue for the three months ended June 30, 2005 and 2004, respectively. Amounts due from that customer approximated 52% and 49% of net accounts receivable at June 30, 2005 and March 31, 2005, respectively, substantially all of which have been collected subsequent to those dates.

5.       Income Taxes

          Income tax expense for the three months ended June 30, 2005 and 2004 are summarized as follows:

	June 30,
	2005	2004

Current taxes	$1,754	$212
Deferred taxes	583	1,201

Total tax expense	$2,337	$1,413

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The words or phrases “believes”, “may”, “should”, “will likely result”, “estimates”, “projects”, “anticipates”, “expects” or similar expressions and variations thereof are intended to identify such forward-looking statements. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include risks and uncertainties relating to the Company’s dependence on its products, its exclusive North American distributor, its foreign distributors, its key personnel and key suppliers; the possibility of changing economic and competitive conditions; technological developments; competition; market uncertainties; fluctuation in results and seasonality; litigation; control of the Company by certain stockholders; and other risks and uncertainties, including those detailed in the Company’s filings with the Securities and Exchange Commission.

General

          The Company designs, develops and manufactures digital imaging systems for the worldwide dental and medical markets. In the field of dentistry, the Company currently manufactures and markets a variety of digital imaging products including an intra-oral digital radiography system (CDR® and CDR Wireless™), a digital panoramic radiography sensor (CDRPan®) and integrated device (CDRPanX™), an intra-oral camera system (USBCam®), and a DC dental x-ray generator (SDX™). The Company also manufactures and sells a bone mineral density assessment device (accuDEXA®) which it developed to assist in the diagnosis and treatment of osteoporosis.

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

          Accounts Receivable

          The Company reports accounts receivable net of allowance for uncollectible accounts.  The Company primarily sells on open credit terms to its exclusive domestic distributor, Patterson Dental Company (“Patterson”) and to the U.S. Government, and upon signed purchase orders to hospitals and universities. The majority of the Company’s accounts receivable (63% and 58%, at June 30, 2005 and March 31, 2005, respectively) are due from Patterson.  The Company’s international sales are generally prepaid, guaranteed by irrevocable letter of credit or underwritten by credit insurance. In a limited number of cases, international dealers are granted open credit terms. Warranty shipments are prepaid. Revenue from customers is subject to agreements allowing limited rights of return.

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

          Revenue Recognition

          The Company recognizes revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Revenues from sales of the Company’s hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is probable. The Company provides its exclusive domestic distributor with a 30-day return policy but allows for an additional 15 days, and accordingly recognizes allowances for estimated returns pursuant to such policy at the time of shipment. Revenue from shipments to foreign customers is recognized at the time of shipment in accordance with foreign sales orders. With respect to products shipped to its exclusive domestic distributor, the Company defers revenue until Patterson ships such inventory from its distribution centers. Amounts received from customers in advance of product shipment are classified as deposits from customers. The Company records as revenue shipping and handling charges invoiced to customers. The cost of shipping and handling is recorded in cost of sales. Revenues from the sale of extended warranties on the Company’s products are recognized on a straight-line basis over the life of the extended warranty, which is generally a one-year period. Deferred revenues relate to extended warranty fees paid by customers prior to the performance of extended warranty services and to shipments to Patterson described above.

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

          The following table reconciles warranty liability for the three months ended June 30, 2005 and 2004:

	2005	2004

Beginning balance	$446	$210
Warranties charged in period	976	622
Warranties paid in period	(915)	(562)

Balance end of period	$507	$270

          The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally one year). Deferred revenues related to extended warranty were $2.3 and $2.2 million at June 30, 2005 and March 31, 2005, respectively. Services costs are expensed as incurred.

Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse.

Goodwill and Other Intangible Assets

          Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which established financial accounting and reporting for acquired goodwill and other intangible assets and superseded Accounting Principles Board Opinion (“APB”) No. 17, “Intangible Assets”. Under SFAS No. 142, goodwill and indefinite-lived purchased intangible assets are no longer amortized but are reviewed at least annually for impairment. The Company has elected to perform this review annually as of February 28.

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

Contractual Obligations and Commercial Commitments

          The following table summarizes contractual obligations and commercial commitments at June 30, 2005:

	PAYMENTS DUE BY PERIOD

CONTRACTUAL OBLIGATIONS	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Operating leases	$1,041	$510	$531	—	—

Consulting and non-compete agreement	666	340	326

Employment agreements	922	587	335	—	—

Total Contractual Cash Obligations	$2,629	$1,437	$1,192	$—	$—

Results of Operations

          Net revenues for the three months ended June 30, 2005 increased $4.8 million (44%) to $15.7 million from $10.9 million in fiscal 2005. The increase was due to increased sales of the CDR® radiography and intraoral camera products. CDR® product sales increased $5.0 million (53%) to $14.4 million (92% of the Company’s net revenues) from $9.4 million (87% of the Company’s net revenues) in fiscal 2005. The Company believes that the increase in sales is a result of growing acceptance of its products by dental customers and sales of the Company’s new panoramic product. CDR® warranty revenue for the three months ended June 30, 2005 declined 6% to $1.2 million (8% of the Company’s net revenues compared to 12% in fiscal 2005). Domestic product revenue for the three months ended June 30, 2005 increased $4.3 million (67%) to $10.7 million (68% of the Company’s net revenues) from $6.4 million in fiscal 2005 (59% of the Company’s net revenues). International revenue for the three months ended June 30, 2005 increased $0.6 million (19%) to $3.8 million (24% of the Company’s net revenues) from $3.2 million in fiscal 2005 (29% of the Company’s net revenues).

          Cost of sales for the three months ended June 30, 2005 increased $1.5 million (46%) to $4.7 million (30.0% of net revenue) from $3.2 million (29.5% of net revenue) in fiscal 2005. The increase in the relative total cost of sales (0.5%) was due primarily to the success of the Company’s newest product offerings which have relatively lower gross margins.

          Selling and marketing expenses for the three months ended June 30, 2005 increased $0.9 million (60%) to $2.3 million (15% or net revenue) from $1.5 million (13% of net revenue) in fiscal 2005. Increases were primarily related to sales commissions, trade shows, and training events.

          General and administrative expenses for the three months ended June 30, 2005, decreased $0.2 million (9%) to $1.8 million (12% of net revenue) from $2.0 million (18% of net revenue) in fiscal 2005. The decrease in general and administrative expenses was primarily attributable to reduced non-cash charges to payroll and insurance cost reductions.

          Research and development expenses for the three months ended June 30, 2005 were unchanged at $1.1 million (7% and 10% of net revenue in fiscal 2006 and 2005, respectively).

          Income from operations for the three months ended June 30, 2005 increased $2.6 million (83%) to $5.7 million from $3.1 million in fiscal 2005.

          Interest income for the three months ended June 30, 2005 increased $0.2 million to $0.3 million from $0.1 million in fiscal 2005 as a result of an increase in the Company’s cash available for investment.

          Income before income taxes for the three months ended June 30, 2005 increased $2.8 million (86%) to $6.0 million from $3.2 million in fiscal 2005.

          Income tax expense for the three months ended June 30, 2005 increased $0.9 million (65%) to $2.3 million from $1.4 million in fiscal 2005. The increase in income tax is the result of the increase in taxable income.

          As a result of the above items, the Company’s net income increased $1.8 million (102%) to $3.6 million (23% of revenue) for the three months ended June 30, 2005 from $1.8 million (17% of revenue) in fiscal 2005.

Liquidity and Capital Resources

          At June 30, 2005, the Company had $45.2 million in cash and cash equivalents and working capital of $51.0 million, as compared to $39.7 million in cash and cash equivalents and working capital of $47.1 million at March 31, 2005.

          During the three months ended June 30, 2005 cash provided by operations increased $1.8 million (46%) to $5.6 million from $3.9 million during the same period in fiscal 2005. Increases in cash were primarily provided by improved operating performance. Sales to a single customer approximated 66% and 55% of net revenue for the three months ended June 30, 2005 and 2004, respectively. Amounts due from that customer approximated 61 % and 49% of net accounts receivable at June 30, 2005 and March 31, 2005, respectively, substantially all of which have been collected subsequent to those dates. The increase in net accounts receivable is the result of increased sales activity during the three months ended June 30, 2005. Capital expenditures for the three months ended June 30, 2005 increased $0.1 million to $0.2 million from $0.1 million in fiscal 2005.

          Management believes that its existing capital resources and potential sources of credit are adequate to meet its current cash requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          None

Item 4.	Controls and Procedures

a)

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005.

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

          In June 2005, the Securities and Exchange Commission (“SEC”) civil action, against the Company, its former chief executive officer, and its former vice president of sales and marketing, which has previously been reported by the Company, was settled against all defendants. On June 20, 2005, final judgment was entered by the court reflecting the terms of the parties’ settlement, and the SEC action was dismissed. Under the terms of the settlement, the Company neither admitted nor denied the allegations contained in the SEC Complaint and consented to the entry of an order permanently enjoining it from violating the books and records, periodic reporting and internal control provisions contained in Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1 and 13a-13 promulgated thereunder. The settlement agreement did not require any monetary payment by the Company. The Company believes that it will not incur any further legal fees or indemnification costs in connection with this matter.

          The following is a summary of the events leading up to the settlement of the SEC action:

          In August 1999, the Company, through its outside counsel, contacted the Division of Enforcement of the SEC to advise it of certain matters related to the Company’s restatement of earnings for interim periods of fiscal 1999. The SEC subsequently conducted an investigation of the Company and certain individuals, including current and former officers and employees of the Company, pursuant to a Formal Order of Investigation. The Company cooperated with the SEC staff throughout the course of the investigation.

          On November 14, 2003, the SEC filed a civil action in the United States District Court for the Eastern District of New York against the Company, its former chief executive officer, and its former vice president of sales & marketing. The SEC complaint alleged fraud, and books and records and reporting violations under Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act and various rules promulgated thereunder in connection with the financial statements included in the Company’s reports on Form 10-Q for the quarters ended June 30, September 30 and December 31, 1998. The SEC complaint sought to enjoin the Company from future violations of those provisions of the Exchange Act and the rules thereunder, as well as disgorgement of any allegedly ill-gotten gains. With respect to the other defendants, the complaint sought injunctive relief, civil penalties, disgorgement and an officer/director bar. In June 2005, this action was settled, as described above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

10.1

Amendment to Distributorship Agreement by and between Schick Technologies, Inc. and Patterson Companies, Inc., made and entered into as of July 1, 2005. (This copy omits information for which confidential treatment has been requested.)

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350.

	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350.

SCHICK TECHNOLOGIES, INC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHICK TECHNOLOGIES, INC.

Date: August 9, 2005	By:	/S/ Jeffrey T. Slovin

Jeffrey T. Slovin
Chief Executive Officer

	By:	/S/ Ronald Rosner

Ronald Rosner
Director of Finance and Administration
(Principal Financial Officer)