Form 10-Q
period 2005-09-30
SCHICK TECHNOLOGIES INC
filed 2005-11-09
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file number: 000-22673

SCHICK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3374812 (I.R.S. Employer Identification Number)

30-00 47th Avenue Long Island City, New York (Address of principal executive offices)	11101 (Zip Code)

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

Yes ☒         No ☐

As of November 6, 2005, 16,170,463 shares of common stock, par value $.01 per share, were outstanding.

SCHICK TECHNOLOGIES, INC.

PART I. Financial Information

Item 1. Financial Statements

Schick Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	March 31,
	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$45,071	$39,725
Accounts receivable, net of allowance for doubtful accounts of $57	6,236	5,663
Inventories	4,457	3,545
Prepayments and other current assets	1,880	780
Deferred income taxes	4,267	5,681

Total current assets	61,911	55,394

Equipment, net	1,319	1,317
Goodwill, net	266	266
Deferred income taxes	320	270
Other assets	811	287

Total assets	$64,627	$57,534

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,082	$1,903
Accrued salaries and commissions	1,251	1,590
Deposits from customers	35	30
Warranty obligations	575	446
Deferred revenue	3,536	4,316

Total current liabilities	8,479	8,285

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock ($0.01 par value; 2,500,000 shares authorized; none issued
and outstanding)	—	—
Common stock ($0.01 par value; 50,000,000 shares authorized;
16,168,690 and 16,034,230 shares issued and outstanding, respectively)	162	160
Additional paid-in capital	47,627	46,765
Retained earnings	8,359	2,324

Total stockholders’ equity	56,148	49,249

Total liabilities and stockholders’ equity	$64,627	$57,534

The accompanying footnotes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Revenue, net	$14,111	$10,870	$29,794	$21,751

Total cost of sales	4,461	2,972	9,160	6,181

Gross profit	9,650	7,898	20,634	15,570

Operating expenses:
Selling and marketing	2,342	1,531	4,668	2,987
General and administrative	1,515	1,284	3,330	3,269
Research and development	1,234	1,305	2,359	2,417
Acquisition and merger related expenses	1,107	—	1,107	—

Total operating costs	6,198	4,120	11,464	8,673

Income from operations	3,452	3,778	9,170	6,897

Other income (expense)
Interest income	324	84	575	177
Other expense	(1)	—	(1)	—

Total other income (expense)	323	84	574	177

Income before income taxes	3,775	3,862	9,744	7,074

Provision (benefit) for income taxes	1,372	1,376	3,709	2,789

Net income	$2,403	$2,486	$6,035	$4,285

Basic earnings per share	$0.15	$0.16	$0.38	$0.28

Diluted earnings per share	$0.13	$0.14	$0.34	$0.25

Weighted average common shares (basic)	16,056,514	15,099,299	16,046,188	15,063,501

Weighted average common shares (diluted)	17,843,577	17,230,852	17,772,542	17,219,421

The accompanying footnotes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid -in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at March 31, 2004	15,026,470	$150	$44,626	$(9,748)	$35,028
Issuance of common stock	158,135	2	264	—	266
Tax benefit of stock options
exercised	—	—	123	—	123
Non cash compensation	—	—	393	—	393
Net income	—	—	—	4,285	4,285

Balance at September 30, 2004	15,184,605	$152	$45,406	$(5,463)	$40,095

Balance at March 31, 2005	16,034,230	$160	$46,765	$2,324	$49,249
Issuance of common stock	134,460	2	284	—	286
Tax benefit of stock options
exercised	—	—	204	—	204
Non cash compensation	—	—	374	—	374
Net income	—	—	—	6,035	6,035

Balance at September 30, 2005	16,168,690	$162	$47,627	$8,359	$56,148

The accompanying notes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$6,035	$4,285
Adjustments to reconcile net income to net cash provided by
operating activities
Non-cash compensation	374	393
Depreciation and amortization	284	345
Deferred income taxes	1,364	2,296
Tax benefit of stock options exercised	204	123
Provision for excess and obsolete inventory	142	15
Changes in assets and liabilities:
Accounts receivable	(573)	(330)
Inventories	(1,054)	(117)
Prepayments and other current assets	(1,102)	(9)
Other assets	(38)	(26)
Accounts payable, accrued expenses, salaries and
commissions	840	(473)
Income taxes payable	—	17
Deposits from customers	5	12
Warranty obligations	129	90
Deferred revenue	(780)	(796)

Net cash provided by operating activities	5,830	5,825

Cash flows from investing activities
Other	(500)	—
Capital expenditures	(272)	(385)

Net cash used in investing activities	(772)	(385)

Cash flows from financing activities
Net proceeds from issuance of common stock	288	267

Net cash provided by financing activities	288	267

Net increase in cash and cash equivalents	5,346	5,707

Cash and cash equivalents at beginning of period	39,725	20,734

Cash and cash equivalents at end of period	$45,071	$26,441

Income taxes paid	$3,196	$201

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

          In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending March 31, 2006.

          The consolidated financial statements of the Company, at September 30, 2005, include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated.

Stock-based compensation

          At September 30, 2005, the Company has stock-based compensation plans. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for stock-based compensation arrangements with employees under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three months ended		Six months ended
	September 30,
	2005	2004	2005	2004
Net income, as reported	$2,403	$2,486	$6,035	$4,285
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	344	171	588	346

Proforma net income	$2,059	$2,315	$5,447	$3,939

Earnings per share:
Basic - as reported	$0.15	$0.16	$0.38	$0.28

Basic - proforma	$0.13	$0.15	$0.34	$0.26

Diluted - as reported	$0.13	$0.14	$0.34	$0.25

Diluted - proforma	$0.12	$0.14	$0.31	$0.24

2.	Inventories

          Inventories, net of reserves, are comprised of the following:

	September 30,	March 31,
	2005
Raw materials	$2,879	$2,171
Work-in-process	302	218
Finished goods	1,276	1,156

Total inventories	$4,457	$3,545

3.	Earnings Per Share

          Basic earnings per share are calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options and warrants whose exercise prices are less than the average market price during the period are exercised at the beginning of the period and the proceeds used by the Company to purchase shares at the average market price for the period. The following is the reconciliation from basic to diluted shares for the three and six months ended September 30, 2005 and 2004:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Basic shares	16,056,514	15,099,299	16,046,188	15,063,501
Dilutive:
Options	1,740,270	1,339,410	1,679,561	1,365,144
Warrants	46,793	792,143	46,793	790,776

Diluted shares	17,843,577	17,230,852	17,772,542	17,219,421

The Company excluded 110,225 and 87,061 options from the computation of diluted earnings per share for the three months ended September 30, 2005 and 2004, respectively, because they are anti-dilutive. The Company excluded 93,325 and 110,150 options from the computation of diluted earnings per share for the six months ended September 30, 2005 and 2004, respectively, because they are anti-dilutive.

4.	Proposed Business Combination with Sirona Dental Systems

          On September 26, 2005, the Company announced that it had entered into a definitive agreement to combine its business with Sirona Dental Systems Group. The transaction is structured as a stock-for-stock tax-free exchange in which the Company will issue Sirona’s parent company 36.97 million new shares of the Company’s Common Stock in exchange for 100% of that parent’s economic interest in Sirona. Sirona’s owners will have an ownership interest in the combined company of 67%, with current Company shareholders holding the remainder. The Company’s shareholders will also receive a $2.50 per share cash dividend, which is expected to be declared prior to the closing of this transaction.

          Management believes that the transaction will create a global leader in high-tech dental equipment with a strong global presence and a breadth of products. It is expected that the merged company will be renamed Sirona Dental Systems, Inc., with corporate headquarters to be located at Sirona’s facilities in Bensheim, Germany and U.S. headquarters at the Company’s facilities in New York.

          The merger has been unanimously approved by both companies’ Boards of Directors and is expected to close in the first calendar quarter of 2006. It is subject to approval by the Company’s shareholders, clearance by appropriate regulatory agencies, preparation of Sirona’s financial statements in accordance with United States GAAP and other customary closing conditions. Voting agreements in support of the transaction have been signed by shareholders holding approximately 37% of the Company’s issued and outstanding common shares.

          Sirona’s Chief Executive Officer, Jost C. Fischer, will become Chairman, President and Chief Executive Officer of the combined Sirona Dental Systems, Inc. Jeffrey T. Slovin, Schick’s President and Chief Executive Officer, will become Executive Vice President of the combined company and Chief Operating Officer of U.S. Operations. Sirona’s Chief Financial Officer, Simone Blank, will become Executive Vice President and Chief

Financial Officer of the combined company. Sirona will hold seven seats on the combined company’s board, with Schick holding three seats.

          The transaction will be presented for approval at a special meeting of Company shareholders to be scheduled following the conversion of Sirona’s financial statements to U.S. GAAP. In connection with the shareholders meeting, the Company intends to file proxy materials with the Securities and Exchange Commission. These proxy materials will set forth additional details and other information concerning the transaction, which investors should carefully read before making a decision regarding the transaction. In connection with this transaction, the Company has hired an investment banking company whose fees are payable on the closing of the transaction.

          During the three months ended September 30, 2005, the Company charged $1.1 million to operations for acquisition-related expenses, including $0.8 million for the Sirona transaction. Additionally, $0.3 million was charged to operations in connection with other potential acquisitions.

          The foregoing statements regarding the proposed transaction between the Company and Sirona include forward-looking statements within the meaning of Section 27 of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Words such as “seek,” “intend,” “may,” “believe,” “will,” “project,” “plan,” “estimate,” “expect,” “anticipate” and other similar statements of a forward-looking nature identify forward-looking statements. Some or all of the results anticipated by these forward-looking statements may not occur and are based on the Company’s current expectations and beliefs, and involve a number of risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements. Those risks and uncertainties include, but are not limited to: 1) the possibility that the companies may be unable to obtain shareholder or regulatory approvals required for the proposed transaction or that such approvals take longer to obtain than expected; 2) difficulties in successfully integrating the businesses and operations of the two companies; 3) unexpected costs in connection with the proposed transaction; 4) the combined company may be unable to achieve cost-saving synergies; 5) the businesses may suffer as a result of uncertainty surrounding the proposed transaction; and 6) the industry may be subject to future regulatory or legislative actions. Additional risks and uncertainties include the effects of competition (in particular the response to the proposed transaction in the marketplace), the effects of general economic and other factors beyond the control of Sirona and Schick, and other risks and uncertainties described from time to time in Schick’s public filings with United States Securities and Exchange Commission.

5.	Income Taxes

          The following table summarizes income tax expense for the three and six months ended September 30, 2005 and 2004:

	Three months ended		Six months ended
	September 30
	2005	2004	2005	2004
Current - Federal and state	$591	$158	$2,344	$370
Deferred - Federal and state	781	1,218	1,365	2,419

Net income tax expense	$1,372	$1,376	$3,709	$2,789

6.	Contingencies and Other

Product Liability and Litigation

          The Company is subject to the risk of product liability and other liability claims in the event that the use of its products results in personal injury or other claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. The Company maintains insurance coverage related to product liability claims, but there can be no assurance that product liability or other claims will not exceed its insurance coverage limits, or that such insurance will continue to be available on commercially acceptable terms, or at all. In addition, the Company may be a party to a variety of legal actions such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property related litigation.

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

Lawsuit Challenging Terms of Proposed Business Combination

          On September 28, 2005, a complaint was filed in the Delaware Court of Chancery with respect to the proposed combination between the Company, Sirona Holdings Luxco S.C.A. (“Sirona Holdings”) and Blitz 05-118 GmbH (“Blitz”). The complaint purports to be filed by a stockholder of the Company as a class action. It names the Company, its Directors, Sirona Holdings, Sirona Holdings S.A., Madison Dearborn Partners, LLC, and related parties, as Defendants.

          The complaint alleges, among other things, that the terms of the contemplated transaction are unfair to the Company’s public shareholders and that the members of the Board of Directors violated their fiduciary duties by, among other things, failing to maximize shareholder value in a sale of control of the Company, and that they have effectively made an acquisition of the Company untenable for any third party other than Sirona.

          The plaintiff seeks, among other things, class action certification, a preliminary and permanent injunction against consummation of the proposed transaction, rescission should the transaction be consummated, compensatory damages to the class, and attorneys’ fees and expenses.

          The Company believes that the allegations contained in the complaint are completely unfounded and without merit.

Other

          Sales to a single customer approximated 65% and 56% of revenue for the three months ended September 30, 2005 and 2004, respectively. Sales to a single customer approximated 66% and 56% of revenue for the six months ended September 30, 2005 and 2004, respectively. Amounts due from that customer approximated 63% and 49% of net accounts receivable at September 30, 2005 and March 31, 2005, respectively, substantially all of which have been collected subsequent to those dates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The words or phrases “believes”, “may”, “should”, “will likely result”, “estimates”, “projects”, “anticipates”, “expects” or similar expressions and variations thereof are intended to identify such forward-looking statements. Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include uncertainties as to the future sales volume of the Company’s products, the Company’s dependence on its exclusive North American distributor and on its foreign distributors, the Company’s dependence on products and technology, competition, changing economic and competitive conditions in the medical and dental digital radiography markets, dependence on key personnel, the Company’s ability to manage growth, fluctuation in results and seasonality, governmental approvals and investigations, technological developments, protection of technology utilized by the Company, patent infringement claims and other litigation, potential need for additional financing and other risks and uncertainties, including those detailed in the Company’s other filings with the Securities and Exchange Commission.

          General

          The Company designs, develops and manufactures digital imaging systems for the worldwide dental and medical markets. In the field of dentistry, the Company currently manufactures and markets a variety of digital imaging products including an intra-oral digital radiography system (CDR® and CDR Wireless™), a digital panoramic radiography sensor (CDRPan®), an integrated digital panoramic radiography device (CDRPanX™), an intra-oral camera system (USBCam®) and a DC dental x-ray generator (SDX™). The Company has also developed a bone mineral density assessment device (accuDEXA®) to assist in the diagnosis and treatment of osteoporosis, which was introduced in December 1997.

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

          Accounts Receivable

          The Company reports accounts receivable net of reserves for uncollectible accounts. The majority of the Company’s accounts receivable (63% and 49% at September 30, 2005 and March 31, 2005, respectively) are due from its exclusive domestic distributor, Patterson Dental Company (“Patterson”). Other accounts receivable were due from international distributors and the U.S. military. Credit is extended to distributors on varying terms between 30 and 90 days. Most international credit is underwritten by credit insurance. The Company provides an allowance for doubtful accounts based upon analysis of the accounts receivable aging. The Company writes off accounts receivable when they become uncollectible. Subsequently received payments are credited to operations.

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

          Revenue Recognition

          Revenues from sales of the Company’s hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is probable. With respect to products shipped to its exclusive domestic distributor, the Company defers revenue until Patterson ships such inventory from its distribution centers. The Company provides its exclusive domestic distributor with a 30-day return policy but allows for an additional 15 days, and accordingly, recognizes allowances for estimated returns pursuant to such policy at the time of shipment.

          The Company sells its CDR® digital radiography products in the international market through independent regional distributors, generally pursuant to written distribution agreements. Among other matters, foreign distribution agreements address exclusivity, territory, minimum purchase requirements, product pricing, term of agreement and termination. The Company’s post-shipment obligation to foreign dealers is limited to warranty coverage, as discussed below. Foreign distributors do not have the right to return product. The Company occasionally grants volume discounts to foreign distributors. These are accounted for, by the Company, as a reduction of revenues when earned.

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

          The following table reconciles aggregate warranty liability for the three and six months ended September 30, 2005 and 2004:

	Three months ended		Six months ended
	September 30,
	2005	2004	2005	2004
Beginning balance	$507	$270	$446	$210
Warranties recorded in period	869	587	1,602	1,269
Warranties paid in period	(801)	(557)	(1,473)	(1,179)

Balance end of period	$575	$300	$575	$300

          The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally one year). Deferred revenues related to extended warranties were $2.0 million and $2.2 million at September 30, 2005 and March 31, 2005, respectively.

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

          Contractual Obligations and Commercial Commitments

          The following table summarizes contractual obligations and commercial commitments at September 30, 2005:

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$914	$515	$399	—	—
Employment agreements	773	525	248	—	—
Consulting agreements	581	340	241	—	—

Total Contractual Cash Obligations	$2,268	$1,380	$888	—	—

Results of Operations

          Net revenues for the three months ended September 30, 2005 increased $3.2 million (30%) to $14.1 million as compared to $10.9 million in fiscal 2005. The increase was due to increased sales of the CDR® radiography and intraoral camera products. CDR® product sales increased $3.3 million (35%) to $12.8 million (91% of the Company’s revenues) from $9.5 million (87% of revenue) in fiscal 2005. The Company believes that the sales increases are a result of increasing acceptance and adoption of its products by dental customers and an increased commitment from its dealers, including Patterson and distributors in Europe and Asia. Warranty revenue for the three months ended September 30, 2005 decreased $55 (5%) to $1.2 million (8% of revenue) from $1.2 million in the same period of the prior year (11% of revenue). The Company believes that the reduction of warranty revenue will continue as increasing numbers of the Company’s legacy customers transition to Patterson for their service and warranty needs and revenues from Patterson increase. Total domestic revenue for the three months ended September 30, 2005 increased $3.3 million (42%) to $11.0 million (78% of revenue) from $7.8 million (72% of revenue) in fiscal 2005. Domestically, Patterson revenues increased 52% and other domestic revenues (principally from sales to the government) increased 44%. Total international revenue for the three months ended September 30, 2005 was unchanged at $3.1 million (22% and 28% of revenue, respectively). By region, sales to Europe decreased $0.1 million (4%) to $1.8 million from $1.9 million in fiscal 2005 and sales to Asia decreased $0.4 million (47%) to $0.5 from $0.9 million in fiscal 2005. Sales outside of Europe and Asia increased $0.5 million (142%) to $0.8 million from $0.3 million in fiscal 2005.

          Net revenues for the six months ended September 30, 2005 increased $8.0 million (37%) to $29.8 million from $21.8 million in fiscal 2005. The increase was due to increased sales of the CDR® radiography and intraoral camera products. CDR® product sales increased $8.3 million (44%) to $27.2 million (92% of revenue) from $18.9 million (87% of revenue) in fiscal 2005. Warranty revenue for the six months ended September 30, 2005 decreased $129 to $2.3 million (8% of revenue) from $2.5 million (11% of revenue) in fiscal 2005. Total domestic revenue for the six months ended September 30, 2005 increased $7.5 million (48%) to $22.9 million (77% of revenue) from $15.4 million (71% of revenue) in fiscal 2005. Domestically, Patterson revenues increased 62% and other domestic revenues (principally from sales to the government) increased 27%. Total international revenue for the six months ended September 30, 2005 increased $0.6 million (9%) to $6.9 million (23% of revenue) from $6.3 million (29% of revenue) in fiscal 2005. By region, sales to Europe increased $0.5 million (15%) to $4.1 million from $3.6 million in fiscal 2005 and sales to Asia decreased $0.4 million (24%) to $1.6 from $2.0 million in fiscal 2005. Sales outside of Europe and Asia increased $0.5 million (73%) to $1.2 million from $0.7 million in fiscal 2005.

          Total cost of sales for the three months ended September 30, 2005 increased $1.5 million (50%) to $4.5 million (31.6% of revenue) from $3.0 million (27.3% of revenue) in fiscal 2005. The increase in the relative total cost of sales (4.3%) was due to increased revenues generated from non intraoral digital radiographic products which have a lower profit margin than do the Company’s other products.

          Total cost of sales for the six months ended September 30, 2005 increased $3.0 million (48%) to $9.2 million (30.7% of revenue) from $6.2 million (28.4% of revenue) in fiscal 2005. The increase in the relative total cost of sales (2.3%) is due to increased revenues generated from non intraoral dental radiographic products which have a lower profit margin than do the Company’s other products.

          Selling and marketing expenses for the three months ended September 30, 2005 increased $0.8 million (53%) to $2.3 million (17% of revenue) from $1.5 million (14% of revenue) in fiscal 2005. The increases result primarily from higher commission, payroll, promotional, marketing, training and trade show expenses, including $0.4 million in seasonal promotional and training activities.

          Selling and marketing expenses for the six months ended September 30, 2005 increased $1.7 million (56%) to $4.7 million (16% of revenue) from $3.0 million (14% of revenue) in fiscal 2005. Increases are attributable to the items discussed above.

          General and administrative expenses for the three months ended September 30, 2005 increased $0.2 million (18%) to $1.5 million (11% of revenue) from $1.3 million (12% of revenue) in fiscal 2005. The increase in general and administrative expenses was primarily attributable to a $0.3 increase in non-cash payroll costs.

          General and administrative expenses for the six months ended September 30, 2005 were $3.3 million, unchanged as compared to fiscal 2005 (11% of revenue and 15% of revenue, respectively). Decreases in legal expenses offset increases in non cash payroll costs.

          Research and development expenses for the three months ended September 30, 2005 decreased $0.1 million (5%) to $1.2 million (9% of revenue) from $1.3 million (12% of revenue) in fiscal 2005. The change is attributable to decreased non-cash charges related to the technical consulting agreement with the Company’s former CEO.

          Research and development expenses for the six months ended September 30, 2005 were $2.4 million, unchanged as compared to fiscal 2005 (8% and 11% of revenue, respectively). The decrease was attributable to the items discussed above.

          During the three and six months ended September 30, 2005, the Company charged $1.1 million to operations for acquisition related expenses including $0.8 million for the Sirona transaction. Additionally, $0.3 million was charged to operations in connection with other potential acquisitions.

          Interest income increased for the three months and six months ended September 30, 2005 due to an increase in the cash balance held by the Company in a money market account.

          Income before income tax for the three months ended September 30, 2005 decreased $0.1 million (2%) to $3.8 million, from $3.9 million in the same period of the previous year for the reasons described above.

          Income before income tax for the six months ended September 30, 2005 increased $2.7 million (38%) to $9.8 million from $7.1 million in the same period of the previous year.

          Income tax expense for the three months ended September 30, 2005 was unchanged at $1.4 million..

          Income tax expense for the six months ended September 30, 2005 increased $0.9 million to $3.7 million from $2.8 million in fiscal 2005. This increase is the result of increased income before income taxes.

          Net income for the three months ended September 30, 2005 decreased $0.1million (3%) to $2.4 million from $2.5 million in fiscal 2005. The decrease is the result of the items discussed above.

          Net income for the six months ended September 30, 2005 increased $1.7 million (41%) to $6.0 million from $4.3 million in fiscal 2005. The increase is the result of the items discussed above.

Liquidity and Capital Resources

          At September 30, 2005, the Company had $45.1 million in cash and cash equivalents and $53.4 million in working capital, as compared to $39.7 million in cash and cash equivalents and $47.1 million in working capital at March 31, 2005.

          During the six months ended September 30, 2005 cash provided by operations was unchanged from fiscal 2005 at $5.8 million. Increases in cash were primarily provided by the Company’s operating profit. This increase was offset by a reduction in non-cash charges (principally deferred income taxes) and by increases in accounts receivable, inventory and prepayments (including $1.1 million from the payment of estimated income taxes). These reductions in cash were offset by an increase in accounts payable and accrued expenses. Sales to a single customer approximated 66% and 56% of revenue for the six months ended September 30, 2005 and 2004, respectively. Amounts due from that customer approximated 63% and 49% of net accounts receivable at September 30, 2005 and March 31, 2005, respectively, substantially all of which have been collected subsequent to those dates. The increase in net accounts receivable is the result of increased product shipments during the six months ended September 30, 2005. For the six months ended September 30, 2005 capital expenditures decreased $0.1 million to $0.3 million from $0.4 million in fiscal 2005.

          Management believes that its existing capital resources and other potential sources of credit are adequate to meet its current cash requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          None.

Item 4.	Controls and Procedures

a)	Under the supervision and with the participation of the Company’s management, including its chief executive officer and principal financial officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. They have concluded that these disclosure controls provide reasonable assurance that the Company can collect, process and disclose, within the time periods specified in the SEC’s rules and forms, the information required to be disclosed in its periodic Exchange Act reports. The Company’s officers have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and principal financial officer, so as to allow timely decisions regarding required disclosure.

b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls subsequent to the date of their most recent evaluation.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

          On September 28, 2005, a complaint was filed in the Delaware Court of Chancery with respect to the proposed combination between the Company, Sirona Holdings Luxco S.C.A. (“Sirona Holdings”) and Blitz 05-118 GmbH (“Blitz”). The complaint purports to be filed by a stockholder of the Company as a class action. It names the Company, its Directors, Sirona Holdings, Sirona Holdings S.A., Madison Dearborn Partners, LLC, and related parties, as Defendants.

          The complaint alleges, among other things, that the terms of the contemplated transaction are unfair to the Company’s public shareholders and that the members of the Board of Directors violated their fiduciary duties by, among other things, failing to maximize shareholder value in a sale of control of the Company, and that they have effectively made an acquisition of the Company untenable for any third party other than Sirona.

          The plaintiff seeks, among other things, class action certification, a preliminary and permanent injunction against consummation of the proposed transaction, rescission should the transaction be consummated, compensatory damages to the class, and attorneys’ fees and expenses.

          The Company believes that the allegations contained in the complaint are without merit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          Not Applicable.

Item 3.	Defaults Upon Senior Securities

          Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

          Not Applicable.

Item 5.	Other Information

          Not Applicable.

Item 6.	Exhibits

3.2	Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated November 2, 2005.)

10.2	Distributorship Agreement by and between Schick Technologies, Inc. and Patterson Dental Company, made and entered into as of April 6, 2000. (This copy omits information for which confidential treatment has been requested.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. ss. 1350.

SCHICK TECHNOLOGIES, INC.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHICK TECHNOLOGIES, INC.

Date: November 9, 2005	By:	/S/ Jeffrey T. Slovin ————————————————— Jeffrey T. Slovin Chief Executive Officer

	By:	/S/ Ronald Rosner ————————————————— Ronald Rosner Director of Finance and Administration (Principal Financial Officer)