Form 10-Q
period 2005-12-31
SCHICK TECHNOLOGIES INC
filed 2006-02-03
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005.

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

Yes ☒       No ☐

As of January 31, 2006, 16,259,199 shares of common stock, par value $.01 per share, were outstanding.

SCHICK TECHNOLOGIES, INC.

PART I.      Financial Information

Item 1.        Financial Statements

Schick Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	March 31,
	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,902	$39,725
Short-term investments	35,100	—
Accounts receivable, net of allowance for doubtful accounts of $57	15,221	5,663
Inventories	5,160	3,545
Prepayments and other current assets	765	780
Deferred income taxes	4,329	5,681

Total current assets	74,477	55,394

Equipment, net	1,279	1,317
Goodwill, net	266	266
Deferred income taxes	365	270
Other assets	813	287

Total assets	$77,200	$57,534

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,518	$1,903
Accrued salaries and commissions	2,171	1,590
Income taxes payable	1,726	—
Deposits from customers	38	30
Warranty obligations	660	446
Deferred revenue	7,196	4,316

Total current liabilities	14,309	8,285

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock ($0.01 par value; 2,500,000 shares authorized; none issued
and outstanding)	—	—
Common stock ($0.01 par value; 50,000,000 shares authorized;
16,202,405 and 16,034,230 shares issued and outstanding, respectively)	162	160
Additional paid-in capital	48,360	46,765
Retained earnings	14,369	2,324

Total stockholders’ equity	62,891	49,249

Total liabilities and stockholders’ equity	$77,200	$57,534

The accompanying footnotes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Revenue, net	$22,105	$16,813	$51,899	$38,564

Total cost of sales	6,426	4,144	15,586	10,325

Gross profit	15,679	12,669	36,313	28,239

Operating expenses:
Selling and marketing	2,360	2,235	7,028	5,222
General and administrative	1,862	1,723	5,192	4,992
Research and development	1,204	1,456	3,563	3,873
Acquisition and merger related expenses	285	—	1,392	—
Termination of consulting agreement	650	—	650	—

Total operating costs	6,361	5,414	17,825	14,087

Income from operations	9,318	7,255	18,488	14,152

Other income (expense)
Interest income	313	111	888	288
Other income	30	—	29	—

Total other income	343	111	917	288

Income before income taxes	9,661	7,366	19,405	14,440

Provision for income taxes	3,651	2,968	7,360	5,757

Net income	$6,010	$4,398	$12,045	$8,683

Basic earnings per share	$0.37	$0.28	$0.75	$0.57

Diluted earnings per share	$0.33	$0.25	$0.67	$0.50

Weighted average common shares (basic)	16,174,611	15,440,891	16,088,995	15,189,316

Weighted average common shares (diluted)	18,027,735	17,359,203	17,857,607	17,212,293

The accompanying footnotes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid -in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at March 31, 2004	15,026,470	$150	$44,626	$(9,748)	$35,028
Issuance of common stock	904,237	9	378	—	387
Tax benefit of stock options
exercised	—	—	229	—	229
Non cash compensation	—	—	783	—	783
Net income	—	—	—	8,683	8,683

Balance at December 31, 2004	15,930,707	$159	$46,016	$(1,065)	$45,110

Balance at March 31, 2005	16,034,230	$160	$46,765	$2,324	$49,249
Issuance of common stock	168,175	2	474	—	476
Tax benefit of stock options
exercised	—	—	451	—	451
Non cash compensation	—	—	670	—	670
Net income	—	—	—	12,045	12,045

Balance at December 31, 2005	16,202,405	$162	$48,360	$14,369	$62,891

The accompanying notes are an integral part of these consolidated financial statements

Schick Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended December 31,
	2005	2004
Cash flows from operating activities
Net income	$12,045	$8,683
Adjustments to reconcile net income to net cash provided by
operating activities
Non-cash compensation	670	783
Depreciation and amortization	426	544
Deferred income taxes	1,257	5,100
Tax benefit of stock options exercised	451	229
Provision for excess and obsolete inventory	142	89
Changes in assets and liabilities:
Accounts receivable	(9,558)	(4,982)
Inventories	(1,757)	(719)
Prepayments and other current assets	38	22
Other assets	(50)	3
Accounts payable, accrued expenses, salaries and
commissions	1,196	1,032
Income taxes payable	1,726	(8)
Deposits from customers	8	69
Warranty obligations	214	183
Deferred revenue	2,880	(66)

Net cash provided by operating activities	9,688	10,962

Cash flows from investing activities
Investment - other	(500)	—
Purchase of short-term investments	(35,100)	(14,984)
Capital expenditures	(364)	(531)

Net cash used in investing activities	(35,964)	(15,515)

Cash flows from financing activities
Net proceeds from issuance of common stock	453	379

Net cash provided by financing activities	453	379

Net decrease in cash and cash equivalents	(25,823)	(4,174)

Cash and cash equivalents at beginning of period	39,725	20,734

Cash and cash equivalents at end of period	$13,902	$16,560

Income taxes paid	$3,882	$353

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

          In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year ending March 31, 2006.

          The consolidated financial statements of the Company, at December 31, 2005, include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated.

Stock-based compensation

          At December 31, 2005, the Company has stock-based compensation plans. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for stock-based compensation arrangements with employees under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three months ended		Nine months ended
	December 31,
	2005	2004	2005	2004
Net income, as reported	$6,010	$4,398	$12,045	$8,683
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	406	168	994	514

Proforma net income	$5,604	$4,230	$11,051	$8,169

Earnings per share:
Basic - as reported	$0.37	$0.28	$0.75	$0.57

Basic - proforma	$0.35	$0.27	$0.69	$0.54

Diluted - as reported	$0.33	$0.25	$0.67	$0.50

Diluted - proforma	$0.31	$0.24	$0.62	$0.47

2.	Short-term investments

          At December 31, 2005 the Company had $35 million in market rate marketable securities held for sale that have been classified as short-term investments. At June 30 and September 30, 2005 the Company had approximately $10 million of similar securities that have been classified as cash equivalents.

3.	Inventories

          Inventories, net of reserves, are comprised of the following:

	December 31,	March 31,
	2005
Raw materials	$2,989	$2,171
Work-in-process	321	218
Finished goods	1,850	1,156

Total inventories	$5,160	$3,545

4.	Earnings Per Share

          Basic earnings per share are calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options and warrants whose exercise prices are less than the average market price during the period are exercised at the beginning of the period and the proceeds used by the Company to purchase shares at the average market price for the period. The following is the reconciliation from basic to diluted shares for the three and nine months ended December 31, 2005 and 2004:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Basic shares	16,174,611	15,440,891	16,088,995	15,189,316
Dilutive:
Options	1,853,124	1,457,509	1,737,417	1,342,905
Warrants	—	460,803	31,195	680,072

Diluted shares	18,027,735	17,359,203	17,857,607	17,212,293

The Company excluded 87,061 options from the computation of diluted earnings per share for the three months ended December 31, 2004, because they are anti-dilutive. The Company excluded 102,454 options from the computation of diluted earnings per share for the nine months ended December 31, 2004, because they are anti-dilutive.

5.	Proposed Business Combination with Sirona Dental Systems

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

          Management believes that the transaction will create a global leader in high-tech dental equipment with strong global presence and a breadth of products. It is expected that the merged company will be renamed Sirona Dental Systems, Inc., with corporate headquarters to be located at Sirona’s facilities in Bensheim, Germany and U.S. headquarters at the Company’s facilities in New York.

          The merger has been unanimously approved by both companies’ Boards of Directors and is expected to close during the first half of calendar 2006. It is subject to approval by the Company’s shareholders and other customary closing conditions. Voting agreements in support of the transaction have been signed by shareholders holding approximately 37% of the Company’s issued and outstanding common shares.

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

          The transaction will be presented for approval at a special meeting of Company shareholders. In connection with the shareholders meeting, the Company intends to file proxy materials with the Securities and Exchange Commission. In connection with this transaction, the Company has hired an investment banking company whose fees are payable on the closing of the transaction.

          During the three months ended December 31, 2005 the Company charged an additional $0.3 million to operations for acquisition related expenses. During the three months ended September 30, 2005, the Company charged $1.4 million, to operations for acquisition-related expenses including $1.1 million for the Sirona merger. Additionally, $0.3 million was charged to operations in connection with other potential acquisitions.

6.	Income Taxes

          The following table summarizes income tax expense for the three and nine months ended December 31, 2005 and 2004:

	Three months ended		Nine months ended
	December 31
	2005	2004	2005	2004
Current - Federal and state	$3,759	$58	$6,103	$428
Deferred - Federal and state	(108)	2,910	1,257	5,329

Net income tax expense	$3,651	$2,968	$7,360	$5,757

7.	Contingencies and Other

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

Lawsuit Challenging Terms of Proposed Business Combination

          As previously disclosed, on September 28, 2005, a complaint was filed in the Delaware Court of Chancery with respect to the proposed combination between the Company, Sirona Holdings Luxco S.C.A. and Blitz 05-118 GmbH. There were no material developments relating to such action during the quarter ended December 31, 2005.

Other

          During the three months ended December 31, 2005, the Company charged $650 to operations for one-time expenses incurred to terminate the technical consulting agreement with David Schick, the Company’s former CEO. These expenses included non-cash ($112) and cash ($538) charges. The one-time payment represented the balance of the fees that were payable to him pursuant to the agreement. Mr. Schick was concurrently notified that he was relieved of all further consulting obligations under the agreement, and that the non-compete provisions contained in the agreement continued to remain in effect.

          Sales to a single customer approximated 74% of revenue for the three months ended December 31, 2005 and 2004. Sales to a single customer approximated 69% and 64% of revenue for the nine months ended December 31, 2005 and 2004, respectively. Amounts due from that customer approximated 84% and 49% of net accounts receivable at December 31, 2005 and March 31, 2005, respectively.

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

          General

          The Company designs, develops and manufactures digital imaging systems for the worldwide dental and medical markets. In the field of dentistry, the Company currently manufactures and markets a variety of digital imaging products including an intra-oral digital radiography system (CDR(R) and CDR Wireless(TM)), a digital panoramic radiography sensor (CDRPan(R)), an integrated digital panoramic radiography device (CDRPanX(TM)), an intra-oral camera system (USBCam(R)) and a DC dental x-ray generator (SDX(TM)).

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

          Accounts Receivable

          The Company reports accounts receivable net of reserves for uncollectible accounts. The majority of the Company’s accounts receivable (84% and 49% at December 31, 2005 and March 31, 2005, respectively) are due from its exclusive domestic distributor, Patterson Dental Company (“Patterson”). Other accounts receivable were due from international distributors and the U.S. military. Credit is extended to distributors on varying terms between 30 and 90 days. Most international credit is underwritten by credit insurance. The Company provides an allowance for doubtful accounts based upon analysis of the accounts receivable aging. The Company writes off accounts receivable when they become uncollectible. Subsequently received payments are credited to operations.

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

          The Company sells its CDR(R) digital radiography products in the international market through independent regional distributors, generally pursuant to written distribution agreements. Among other matters, foreign distribution agreements address exclusivity, territory, minimum purchase requirements, product pricing, term of agreement and termination. The Company’s post-shipment obligation to foreign dealers is limited to warranty coverage, as discussed below. Foreign distributors do not have the right to return product. The Company occasionally grants volume discounts to foreign distributors. These are accounted for, by the Company, as a reduction of revenues when earned.

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

          The following table reconciles aggregate warranty liability for the three and nine months ended December 31, 2005 and 2004:

	Three months ended		Nine months ended
	December 31,
	2005	2004	2005	2004
Beginning balance	$507	$270	$446	$210
Warranties recorded in period	1,016	650	2,550	1,770
Warranties paid in period	(863)	(527)	(2,336)	(1,587)

Balance end of period	$660	$393	$660	$393

          The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally one year). Deferred revenues related to extended warranties were $2.2 million at December 31, 2005 and March 31, 2005.

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

          Contractual Obligations and Commercial Commitments

          The following table summarizes contractual obligations and commercial commitments at December 31, 2005:

	PAYMENTS DUE BY PERIOD
CONTRACTUAL		Less Than	1-3	4-5	After 5
OBLIGATIONS	Total	1 year	years	years	years
Operating leases	$789	$521	$268	—	—
Employment agreements	623	463	160	—	—

Total Contractual Cash Obligations	$1,412	$984	$428	—	—

Results of Operations

          Net revenues for the three months ended December 31, 2005 increased $5.3 million (32%) to $22.1 million as compared to $16.8 million in fiscal 2005. The increase was due to increased sales of the CDR(R) radiography and intraoral camera products. CDR(R) product sales increased $5.3 million (34%) to $20.9 million (94% of the Company’s revenues) from $15.5 million (93% of revenue) in fiscal 2005. The Company believes that the sales increases are a result of increasing acceptance and adoption of its products by dental customers and an increased commitment from its dealers, including Patterson and distributors internationally. Warranty revenue for the three months ended December 31, 2005 was unchanged at $1.2 million (5% and 7% of revenue, respectively). Total domestic revenue for the three months ended December 31, 2005 increased $3.8 million (29%) to $16.9 million (77% of revenue) from $13.1 million (78% of revenue) in fiscal 2005. Domestically, Patterson revenues increased 32% and other domestic revenues decreased 32%. Total international revenue for the three months ended December 31, 2005 increased $1.5 million (60%) to $4.0 million (18% of revenue) from $2.5 million (15% revenue) in fiscal 2005. By region, sales to European distributors increased $0.7 million (42%) to $2.6 million from $1.9 million in fiscal 2005 and sales to Asian distributors increased $0.7 million (221%) to $1.0 million from $0.3 million in fiscal 2005. Sales to distributors other than European or Asian were unchanged at $0.3 million.

          Net revenues for the nine months ended December 31, 2005 increased $13.3 million (35%) to $51.9 million from $38.6 million in fiscal 2005. The increase was due to increased sales of the CDR(R) radiography and intraoral camera products. CDR(R) product sales increased $13.6 million (39%) to $48.1 million (93% of revenue) from $34.5 million (90% of revenue) in fiscal 2005. Warranty revenue for the nine months ended December 31, 2005 decreased $0.2 million (5%) to $3.5 million (7% of revenue) from $3.7 million (10% of revenue) in fiscal 2005. Total domestic revenue for the nine months ended December 31, 2005 increased $11.4 million (44%) to $37.4 million (72% of revenue) from $26.0 million (67% of revenue) in fiscal 2005. Domestically, Patterson revenues increased $11.5 million (47%) and other domestic revenues decreased 2%. Total international revenue for the nine months ended December 31, 2005 increased $2.1 million (24%) to $10.9 million (21% of revenue) from $8.8 million (23% of revenue) in fiscal 2005. By region, sales to European distributors increased $1.4 million (24%) to $6.8 million from $5.4 million in fiscal 2005 and sales to Asian distributors increased $0.2 million (10%) to $2.6 million from $2.4 million in fiscal 2005. Sales to distributors other than European or Asian increased $0.6 million (51%) to $1.6 million from $1.0 million in fiscal 2005.

          Total cost of sales for the three months ended December 31, 2005 increased $2.3 million (55%) to $6.4 million (29.1% of revenue) from $4.1 million (24.6% of revenue) in fiscal 2005. The increase in the relative total cost of sales (4.5%) was due to increased revenues generated from non intraoral digital radiographic products which have a lower profit margin to the Company than do its other products.

          Total cost of sales for the nine months ended December 31, 2005 increased $5.3 million (51%) to $15.6 million (30.0% of revenue) from $10.3 million (26.8% of revenue) in fiscal 2005. The increase in the relative total cost of sales (3.2%) is due to increased revenues generated from non intraoral digital radiographic products which have a lower profit margin to the Company than do its other products.

          Selling and marketing expenses for the three months ended December 31, 2005 increased $0.2 million (6%) to $2.4 million (11% of revenue) from $2.2 million (13% of revenue) in fiscal 2005. The increases result primarily from higher commission and payroll employment related expenses.

          Selling and marketing expenses for the nine months ended December 31, 2005 increased $1.8 million (35%) to $7.0 million (14% of revenue) from $5.2 million (14% of revenue) in fiscal 2005. Increases are attributable to the items discussed above and increases in advertising, promotions, training and trade shows.

          General and administrative expenses for the three months ended December 31, 2005 increased $0.1 million (8%) to $1.9 million (8% of revenue) from $1.7 million (10% of revenue) in fiscal 2005. The increase in general and administrative expenses was primarily attributable to legal fees and filing fees incurred to list the Company’s stock on the NASDAQ market and legal fees incurred in connection with the stockholder law suit.

          General and administrative expenses for the nine months ended December 31, 2005, increased $0.2 million (4%) to $5.2 million (10% of revenue) from $5.0 million (13% of revenue) in fiscal 2005. Increases are attributable to the items discussed above.

          Research and development expenses for the three months ended December 31, 2005 decreased $0.3 million (17%) to $1.2 million (5% of revenue) from $1.5 million (9% of revenue) in fiscal 2005. The change is attributable to decreases in non-cash charges and research and development material purchases.

          Research and development expenses for the nine months ended December 31, 2005 decreased $0.3 million (8%) to $3.6 million (7% of revenue) from $3.9 million (9% of revenue) in fiscal 2005. The decrease was attributable to the items discussed above.

          During the three and nine months ended December 31, 2005, the Company charged $0.3 million and $1.4 million, respectively to operations for acquisition related expenses including $0.3 million and $1.1 million, respectively, for the Sirona merger. Additionally, $0.3 million was charged to operations during the nine months in connection with other potential acquisitions.

          During the three months ended December 31, 2005, the Company charged $650 to operations for one-time expenses incurred to terminate the technical consulting agreement with David Schick, the Company’s former CEO. These expenses included non-cash ($112) and cash ($538) charges. The one-time payment represented the balance of the fees that were payable to him pursuant to the agreement. Mr. Schick was concurrently notified that he was relieved of all further consulting obligations under the agreement, and that the non-compete provisions contained in the agreement continued to remain in effect.

          Interest income increased for the three months and nine months ended December 31, 2005 due to an increase in the cash balance held by the Company in a money market account.

          Income before income tax for the three months ended December 31, 2005 increased $2.3 million (31%) to $9.7 million, from $7.4 million in fiscal 2005 for the reasons described above.

          Income before income tax for the nine months ended December 31, 2005 increased $5.0 million (34%) to $19.4 million from $14.4 million in fiscal 2005.

          Income tax expense for the three months ended December 31, 2005 increased $0.7 million (23%) to $3.7 million from $3.0 million in fiscal 2005. This increase is the result of increased income before income taxes.

          Income tax expense for the nine months ended December 31, 2005 increased $1.6 million (28%) to $7.4 million from $5.8million in fiscal 2005. This increase is the result of increased income before income taxes.

          Net income for the three months ended December 31, 2005 increased $1.6 million (37%) to $6.0 million (27% of revenue) from $4.4 (26%) million in fiscal 2005. The increase is the result of the items discussed above.

          Net income for the nine months ended December 31, 2005 increased $3.3 million (38%) to $12.0 million (23% of revenue) from $8.7 million (23% of revenue) in fiscal 2005. The increase is the result of the items discussed above.

Liquidity and Capital Resources

          At December 31, 2005, the Company had $49.0 million in cash, cash equivalents and short-term investments and $60.5 million in working capital, as compared to $39.7 million in cash and cash equivalents and $47.1 million in working capital at March 31, 2005.

          During the nine months ended December 31, 2005 cash provided by operations decreased $1.3 million to $9.7 million from $11.0 million in fiscal 2005. Increases in cash were primarily provided by the Company’s operating profit. This increase was offset by a reduction in non-cash charges (principally deferred income taxes) and by increases in accounts receivable and inventory. These reductions in cash were offset by increases in income taxes payable and deferred revenues. Sales to a single customer approximated 69% and 64% of revenue for the nine months ended December 31, 2005 and 2004, respectively. Amounts due from that customer approximated 84% and 49% of net accounts receivable at December 31, 2005 and March 31, 2005, respectively. The increase in net accounts receivable is the result of increased product shipments to Patterson during the nine months ended December 31, 2005. The Company collected $12.5 million of this receivable through the end of January 2006. For the nine months ended December 31, 2005 capital expenditures decreased $0.1 million to $0.4 million from $0.5 million in fiscal 2005.

          Management believes that its existing capital resources and other potential sources of credit are adequate to meet its current cash requirements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

          None.

Item 4.         Controls and Procedures

a)	Under the supervision and with the participation of the Company’s management, including its chief executive officer and principal financial officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. They have concluded that these disclosure controls provide reasonable assurance that the Company can collect, process and disclose, within the time periods specified in the SEC’s rules and forms, the information required to be disclosed in its periodic Exchange Act reports. The Company’s officers have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and principal financial officer, so as to allow timely decisions regarding required disclosure.

b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls subsequent to the date of their most recent evaluation.

PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings

          As previously disclosed, on September 28, 2005, a complaint was filed in the Delaware Court of Chancery with respect to the proposed combination between the Company, Sirona Holdings Luxco S.C.A. and Blitz 05-118 GmbH. There were no material developments relating to such action during the quarter ended December 31, 2005.

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

Date: February 2, 2006	By:	/S/ Jeffrey T. Slovin —————————————————— Jeffrey T. Slovin Chief Executive Officer

By:	/S/ Ronald Rosner —————————————————— Ronald Rosner Director of Finance and Administration (Principal Financial Officer)