Form 10-K/A
period 2005-03-31
SCHICK TECHNOLOGIES INC
filed 2006-03-24
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-22673

SCHICK TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3374812 (IRS Employer Identification No.)

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

                   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

|X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes |X|	No |_|

The aggregate market value of Common Stock held by non-affiliates of the registrant as of September 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $106,388,387. Such aggregate market value is computed by reference to the closing sale price of the Common Stock on such date.

As of June 8, 2005, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 16,036,003.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

2

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 is being filed solely for the purpose of correcting certain inadvertent omissions in the certifications filed as Exhibits 31.1 and 31.2 thereto. This Amendment No. 1 does not change or update any of the Company’s previously reported financial statements or any other disclosure contained in the original Form 10-K.

PART IV

Item 15. Exhibits and Financial Statements Schedules.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Island City, State of New York, on March 24, 2006.

SCHICK TECHNOLOGIES, INC.
By:	/s/ Jeffrey T. Slovin
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2006.

Signature	Title

/s/ Jeffrey T. Slovin Jeffrey T. Slovin	Chief Executive Officer, President and Director

* Ronald Rosner	Director of Finance and Administration (Principal financial and accounting officer)

* William K. Hood	Chairman of the Board and Director

* Arthur Kowaloff	Director

* Curtis M. Rocca, III	Director

* By Jeffrey T. Slovin, Power of Attorney

4

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002