Form 10-Q/A
period 2005-06-30
SCHICK TECHNOLOGIES INC
filed 2006-03-24
CIK 1014507

UNITED STATES

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 is being filed solely for the purpose of: (1) amending Exhibit 10.1 thereto to restore certain portions thereof that we had originally requested to be treated as confidential; and (2) correcting certain inadvertent omissions in the certifications filed as Exhibits 31.1 and 31.2 thereto. This Amendment No. 1 does not change or update any of the Company’s previously reported financial statements or any other disclosure contained in the original Form 10-Q.

PART II — OTHER INFORMATION

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

SCHICK TECHNOLOGIES, INC.

Date: March 24, 2006	By:	/s/ Jeffrey T. Slovin
Jeffrey T. Slovin
Chief Executive Officer

	By:	/s/ Ronald Rosner
Ronald Rosner
Director of Finance and Administration
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
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