Form 10-Q/A
period 2005-09-30
SCHICK TECHNOLOGIES INC
filed 2006-03-24
CIK 1014507

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 is being filed solely for the purpose of correcting certain inadvertent omissions in the certifications filed as Exhibits 31.1 and 31.2 thereto. This Amendment No. 1 does not change or update any of the Company’s previously reported financial statements or any other disclosure contained in the original Form 10-Q.

PART II — OTHER INFORMATION

Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

SCHICK TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHICK TECHNOLOGIES, INC.

Date: March 24, 2006	By:	/s/ Jeffrey T. Slovin
Jeffrey T. Slovin
Chief Executive Officer

	By:	/s/ Ronald Rosner
Ronald Rosner
Director of Finance and Administration
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002