Form 10-Q/A
period 2005-12-31
SCHICK TECHNOLOGIES INC
filed 2006-03-24
CIK 1014507

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 is being filed solely for the purpose of correcting certain inadvertent omissions in the certifications filed as Exhibits 31.1 and 31.2 thereto. This Amendment No. 1 does not change or update any of the Company’s previously reported financial statements or any other disclosure contained in the original Form 10-Q.

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