Form 10-K
period 2006-03-31
SCHICK TECHNOLOGIES INC
filed 2006-06-01
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Common stock, par value $.01 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

Yes |_|              No |X|

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes |_|              No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|              No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|                                             Accelerated Filer |X|                           Non-Accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|              No |X |

The aggregate market value of Common Stock held by non-affiliates of the registrant as of September 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $267,432,076. Such aggregate market value is computed by reference to the closing sale price of the Common Stock on such date.

As of May 30, 2006, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 16,885,255.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

FORWARD-LOOKING STATEMENTS

This Form 10-K Annual Report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans” and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report and the “Risk Factors” set forth in Item 1A of this Annual Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

PART I

ITEM 1.	BUSINESS

Schick Technologies, Inc. (the “Company”) designs, develops and manufactures innovative digital radiographic imaging systems and devices, which are based on proprietary digital imaging technologies, for the dental and medical markets.

In the field of dentistry, the Company offers an integrated filmless solution for the dental professional. The Company’s suite of CDR® dental imaging products includes:

(i)	The CDR® digital imaging system;
(ii)	CDR Wireless™;
(iii)	CDR Dental Imaging Software;
(iv)	USBCam®;
(v)	Panoramic upgrade kits (CDRPan®, iPan™);
(vi)	CDRPanX™; and
(vii)	SDX™.

The CDR® (Computed Dental Radiography) system has become a leading product in the field over the past decade. It uses an intra-oral sensor to produce instant, full size, high-resolution dental x-ray images on a color computer monitor without any use of film or need for chemical development. Additionally, CDR dramatically reduces the radiation dose to which a patient may be exposed — by up to 80% as compared with conventional x-ray film. CDR Wireless™, introduced in February 2003, is an innovative wireless instant digital dental x-ray system that combines all of the advantages of digital radiography with greater flexibility and ease of placement. The USBCam®, the first intra-oral dental camera to provide full motion video via a standard USB port, was introduced by the Company in July 2002. It fully integrates with the CDR system and eliminates the need for camera power supplies and video capture cards. Panoramic upgrade kits, including CDRPan®, sold since September 1999, and iPan™, sold since February 2006, eliminate the need for x-ray film in panoramic dental diagnostic procedures and can easily be retrofitted onto existing panoramic dental x-ray machines. CDRPanX™, introduced by the Company in November 2003, internationally, and December 2004, domestically, is an integrated digital panoramic device, which allows for fully digital panoramic dental diagnostic procedures. SDX™, introduced by the Company in February 2005, is a DC x-ray generator designed to optimize wired and wireless digital radiography.

In addition, the Company is continuing to develop other products and devices, as well as updated versions of its current products.

In the field of medical radiography, the Company manufactures and sells the accuDEXA® bone densitometer, introduced by the Company in December 1997. It is a low-cost and easy-to-operate device for the assessment of bone mineral density (“BMD”) and fracture risk.

The Company’s core products are based primarily on its proprietary complementary metal oxide semiconductor (“CMOS”) active pixel sensor (“APS”) imaging technology. APS allows the cost-effective fabrication of imaging devices with high resolution. APS technology was developed by the California Institute of Technology and sublicensed to the Company for a range of health care applications. In addition, certain of the Company’s products are based upon its proprietary enhanced charged-coupled-device (“CCD”) imaging technology.

The Company’s objective is to be the leading provider of innovative, high resolution, cost effective digital radiography products for the dental market, and its primary focus is on the worldwide dental market. The Company plans to leverage its technological advantage in the digital imaging field to penetrate a variety of diagnostic imaging markets. The Company believes that its proprietary technologies and expertise in electronics, imaging software and advanced packaging may enable it to compete successfully in these markets. Key elements of the Company’s strategy include (i) innovating products; (ii) leveraging brand recognition; (iii) expanding market leadership in dental digital radiography; (iv) enhancing international distribution channels; and (v) broadening product offerings.

The Company’s business was founded in 1992 and it was incorporated in Delaware in 1997. On July 7, 1997, the Company completed an initial public offering of its Common Stock. Proceeds to the Company after expenses of the offering were approximately $33,508,000.

On September 26, 2005, the Company announced that it had entered into a definitive agreement to combine its business with Sirona Dental Systems (“Sirona”). The transaction is structured as a stock-for-stock tax-free exchange in which the Company will issue Sirona’s parent company 36.97 million new shares of the Company’s Common Stock in exchange for 100% of that parent’s economic interest in Sirona. Sirona’s owners will have an ownership interest in the combined company of 67%, with current Company shareholders holding the remainder. Subject to shareholder approval of the combination, the Company will pay a $2.50 per share cash dividend, which has been declared by the Company’s Board of Directors and is expected to be paid on or about June 22, 2006.

The merger has been unanimously approved by both companies’ Boards of Directors. It is subject to approval by the Company’s shareholders and other customary closing conditions. Voting agreements in support of the transaction have been signed by shareholders holding approximately 37% of the Company’s issued and outstanding common shares.

The transaction will be presented for approval at a special meeting of Company shareholders, to be held on June 14, 2006. If so approved, the transaction is expected to close June 20, 2006. At the meeting, among other matters, the Company’s shareholders will be asked to approve an increase in the total number of authorized shares of common stock from 50 million to 95 million and an increase in the total number of authorized shares of preferred stock from 2.5 million to 5 million.

Under generally accepted accounting principles, the Company operates in one reportable segment: digital radiographic imaging systems. Note 1 to the Company’s Consolidated Financial Statements summarizes the Company’s revenues from its principal products.

The Company’s offices are located at 30-00 47th Avenue, Long Island City, New York 11101. The Company’s telephone number is (718) 937-5765, and its website address is http://www.schicktech.com.

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

Film, however, has certain inherent limitations, including the time, expense, inconvenience and uncertainty associated with film processing, as well as the cost and environmental impact resulting from the disposal of waste chemicals. Furthermore, the radiation dosage levels required to ensure adequate image quality in conventional film may raise concerns regarding the health risks associated with exposure to radiation. Also, conventional film images cannot be electronically retrieved from patient records or electronically transmitted to health care providers or insurance carriers at remote locations, a capability which has become increasingly important in today’s managed care environment. While certain x-ray scanning systems can convert x-rays into digital form, they add to the time and expense resulting from the use of conventional film and do not eliminate the drawbacks associated with film processing.

Digital radiography products have been developed to overcome the limitations of conventional film. These systems replace the conventional film cassette with an electronic receptor which directly converts the incident x-rays to digital images.

Dental Imaging

In contrast to physicians, who often operate within highly-specialized fields, dentists typically perform their own radiology work. They utilize a significant volume of radiographic products and operate a substantial quantity of radiographic equipment. The Company believes that there is a potential market for over one million digital dental radiography devices worldwide. According to the American Dental Association, as of 2004, there were 174,430 practicing dentists in the United States. The Company believes that each of them, on average, operates 2.5 radiological units, creating a current potential market of over 430,000 digital dental radiography devices in the United States alone. According to the World Health Organization, as of 2004, there were 1,138,957 practicing dentists throughout the world; of these, the Company believes that at least 600,000 practice in the world’s major healthcare markets outside of the United States and that each of them operates 1.25 radiological units, on average, creating a potential market of 750,000 additional devices.

The Company believes that dentists have a particularly strong motivation to adopt digital radiography. Radiographic examinations are an integral part of routine dental checkups and the dentist is directly involved in the film development process. The use of digital radiography eliminates delays in film processing, thus increasing the dentist’s potential revenue stream and efficiency, and reduces overhead expenses. The use of digital radiography also allows dentists to more effectively communicate diagnoses and treatment plans to patients and to easily store and display patients’ previous dental x-ray images, which the Company believes have the potential to increase the rate of patients’ treatment acceptance and resulting revenues. Finally, the radiation dosage required to produce an intra-oral dental x-ray, which is high when compared with other medical radiographs, can be reduced by up to 80% through the use of digital radiography.

The Company’s principal revenue-generating product is its CDR® computed dental radiography imaging system. The Company’s CDR® system is easy to operate and can be used with any dental x-ray generator. To produce a digital x-ray image using CDR®, the dentist selects an intra-oral sensor of suitable size and places it in the patient’s mouth. The sensor converts the x-rays into a digital image that is displayed on the computer monitor within five seconds and automatically stored as part of the patient’s clinical records. CDR® system software provides the dentist with a variety of tools for advanced analysis of the image. The sensor can then be repositioned for the next x-ray. As the x-ray dose is significantly lower than that required for conventional x-ray film, concern over the potential health risk posed by multiple x-ray exposures is greatly diminished. The process is easy and intuitive, enabling the dental staff to operate the CDR® system with minimal training.

The Company manufactures wired digital sensors in three sizes which correspond to the three standard sizes of conventional dental x-ray film. Size 0 is designed for pediatric use; size 1 is designed for taking anterior dental images; and size 2 is designed for taking bitewing images. All of the Company’s CDR® sensors can be disinfected using cold solutions or gas. The typical CDR® configuration includes a computer, display monitor, size 2 digital sensor, imaging software and a USB remote module.

In March 1999, the Company commenced the sale of its digital panoramic imaging device, the CDRPan®. This device, which is designed to be retrofitted into conventional panoramic dental x-ray machines, eliminates the need for film and provides instantaneous images, thus offering substantial savings in terms of time and costs. Additionally, the CDRPan® easily integrates with practice management and other computer software applications.

In April 2002, the Company introduced the USBCam®, an innovative intra-oral camera which fully integrates with the CDR® system to provide color video images of the structures of the mouth. The Company believes that the USBCam was the world’s first intra-oral camera with a direct USB interface. Since their introduction in 1991, intra-oral cameras have become widely accepted in dentistry as a diagnostic, communication and presentation tool.

In February 2003, the Company announced the introduction of CDR Wireless™, which the Company believes to be the world’s first wireless instant dental x-ray system. It allows dentists to produce high-quality instant radiographs with low radiation dosage and without the need for a cable between the intra-oral sensor and computer. The Company currently manufactures Size 1 and Size 2 wireless sensors.

In November 2003 and December 2004, respectively, the Company introduced an integrated digital panoramic machine, marketed under the CDRPanX™ name, to the international and U.S. markets. It is a stand-alone device that performs digital panoramic imaging for use in dentistry and maxillofacial surgery.

In February 2005, the Company introduced the SDX™, a DC dental x-ray generator designed to optimize wired and wireless digital radiography. The SDX integrates with the other products in the Company’s suite of CDR® dental imaging products.

In February 2006, the Company introduced iPan™, a compact digital panoramic retrofit product that connects to operatory computers through the standard USB port. The retrofit kit allows users of the most popular film-based machines to convert to digital imaging while preserving their original capital investment.

Bone Mineral Density / Fracture Risk Assessment

The Company’s accuDEXA® device, sold since December 1997, aids physicians in diagnosing low bone density and predicting fracture risk. It is a small self-contained unit capable of instantly assessing the BMD of a specific portion of the patient’s hand, a relative indicator of BMD elsewhere in the body. This device is virtually automatic, requires no external x-ray generator or computer, and exposes the patient to less than 1% of the radiation of a single conventional chest x-ray.

MANUFACTURING

The Company’s manufacturing facility is located at its headquarters in Long Island City, New York. At this facility, which is subject to periodic inspection by the United States Food and Drug Administration (“FDA”), the Company manufactures certain of its products and components, and performs the majority of the final assembly and quality assurance testing process. In addition, the Company outsources the fabrication and testing of certain final assemblies and subassemblies.

The Company purchases various components for its products from a number of outside suppliers. While the Company strives to maintain multiple sources of supply for each such component, certain highly specialized components, including semiconductor wafers used in the assembly of sensors, are primarily provided by a single supplier. In these cases, the Company strives to maintain sufficient inventory so as to provide extra time in which to locate an acceptable alternate supplier in the event of a supply interruption. The Company believes that it would be able to locate an acceptable alternate supplier in such event; however, the need to replace a supplier could cause a disruption in the Company’s ability to timely deliver its products or increase the Company’s costs.

The Company’s quality assurance program includes various quality control measures, from inspection of raw materials, purchased parts and assemblies through in-process and final inspection, and conforms to the guidelines of the International Quality Standard, ISO 9001 and ISO 13485. In August 1998, the Company was granted ISO 9001 certification and, in September 2003, was granted ISO 9001:2000 certification. Since August 1998, the Company has been subject to semi-annual audits to reaffirm its ongoing eligibility to maintain such certification.

DEPENDENCE ON CUSTOMERS

During fiscal 2006, 2005 and 2004, respectively, North American sales of approximately $47.5 million (or 68% of total annual sales), $31.8 million (or 61% of total annual sales) and $21.6 million (or 55% of total annual sales) were made to Patterson Dental Company (“Patterson”). During fiscal 2006, 2005 and 2004, respectively, sales of approximately $15.8 million (or 23% of total annual sales), $13.9 million (or 27% of total annual sales) and $9.9 million (or 25% of total annual sales) were made to international customers.

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

The Company seeks to protect its intellectual property through a combination of patent, trademark and trade secret protection. The Company’s future success will depend in part on its ability to obtain and enforce patents for its products and processes, preserve its trade secrets and operate without infringing the proprietary rights of others.

Patents

The Company has an active corporate patent program, the goal of which is to secure patent protection for its technology. The Company currently has issued United States patents for an ‘Intra-Oral Sensor for Computer Aided Radiography’, U.S. Patent No. 5,434,418, which expires on October 16, 2012; a ‘Large Area Image Detector’, U.S. Patent No. 5,834,782, which expires on November 20, 2016; a ‘Method and Apparatus for Measuring Bone Density’, U.S. Patent No. 5,852,647, which expires on September 24, 2017; an ‘Apparatus for Measuring Bone Density Using Active Pixel Sensors’, U.S. Patent No. 5,898,753, which expires on June 6, 2017; a

‘Dental Imaging System with Lamps and Method’, U.S. Patent No. 5,908,294, which expires on June 12, 2017; an ‘X-Ray Detection System Using Active Pixel Sensors’, U.S. Patent No. 5,912,942, which expires on June 6, 2017; a ‘Dental Imaging System with White Balance Compensation’, U.S. Patent No. 6,002,424, which expires on June 12, 2017; ‘Dental Radiography Using an Intraoral Linear Array Sensor,’ U.S. Patent No. 5,995,583, which expires on November 13, 2016; a ‘Method for Reading Out Data from an X-Ray Detector,’ U.S. Patent No. 6,069,935, which expires on November 2, 2018; a ‘Filmless Dental Radiography System Using Universal Serial Bus Port’, U.S. Patent No. 6,134,298, which expires on August 7, 2018; a ‘Wireless Dental Camera’, U.S. Patent No. 6,761,561, which expires on June 7, 2022; an ‘Intraoral Wireless Sensor’, U.S. Design Patent No. D493,892, which expires on August 18, 2018; ‘Dental X-Ray Positioning Using Adhesives’, U.S. Patent No. 6,811,312, which expires on February 8, 2022; a ‘Dental Camera Utilizing Multiple Lenses’, U.S. Patent No. 6,908,307, which expires on April 12, 2023; an ‘Intraoral Sensor Having Power Conservation Features’, U.S. Patent No. 6,924,486, which expires on May 17, 2023; and a ‘Method of Event Detection for an Intraoral Image Sensor’, U.S. Patent No. 6,972,411, which expires on October 17, 2023. The Company is also a licensee of U.S. Patent No. 5,179,579, for a ‘Radiograph Display System with Anatomical Icon for Selecting Digitized Stored Images’, under a worldwide, non-exclusive, fully paid license. Additionally, the Company has one recently allowed U.S. Patent as well as another six U.S. patent applications currently pending. The Company also seeks foreign patent protection when it deems it to be warranted.

The Company is the exclusive sub-licensee for use in medical radiography applications of certain patents, patent applications and other know-how (collectively, the “Intellectual Property”) related to complementary metal oxide semiconductor (“CMOS”) active pixel sensor technology (the “APS Technology”), which was developed by the California Institute of Technology and sublicensed to the Company. The Company’s exclusive rights to such technology are subject to governmental rights to use, to noncommercial educational and research rights to use by the California Institute of Technology and the Jet Propulsion Laboratory, and to the right of a third party to obtain a nonexclusive license from the California Institute of Technology with respect to such technology. The Company believes that, except for such third party’s exercise of its right to obtain a nonexclusive license to use APS Technology in a field other than medical radiography, none of the foregoing parties have given notice of their exercise of any of their respective rights to the APS Technology. There can be no assurance that this will continue to be the case, and any such exercise could have a material adverse effect on the Company.

The Company has granted several non-exclusive licenses on certain of its patents and intends to grant additional patent licenses in the future as and when it deems it appropriate.

Trademarks

The Company has obtained trademark registrations from the United States Patent and Trademark Office for the marks (i) “CDR” for its digital dental radiography product; (ii) “USBCam” for its intra-oral camera, (iii) “QuickZoom” (both textual and stylized) for a viewing feature in its digital dental radiography product; (iv) “accuDEXA” for its BMD assessment product; and (v) “CDRPan” for its panoramic digital dental radiography product. In addition, the Company has common law trademark rights in several other names it uses commercially in connection with its products.

Trade Secrets

In addition to patent protection, the Company owns trade secrets and proprietary know-how which it seeks to protect, in part, through appropriate Non-Disclosure, Non-Solicitation, Non-Competition and Inventions Agreements, and, to a limited degree, employment agreements with appropriate individuals. These agreements generally provide that all confidential information developed by or made known to the individual by the Company during the course of the individual’s relationship with the Company is the property of the Company, and is to be kept confidential and not disclosed to third parties, except in specific limited circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. However, there can be no assurances that these agreements will not be breached, that the Company would have adequate remedies available for any breach or that the Company’s trade secrets will not otherwise become known to, or independently developed by, its competitors.

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

Pursuant to the Federal Food, Drug and Cosmetic Act, as amended (the “FD&C Act”), the FDA classifies medical devices intended for human use into three classes: Class I, Class II, and Class III.

Class I devices are products for which the FDA determines that safety and effectiveness can be reasonably assured by general controls under the FD&C Act relating to such matters as adulteration, misbranding, registration, notification, records and reports. The USBCam® is a Class I device. Class II devices are products for which the FDA determines that general controls are insufficient to provide a reasonable assurance of safety and effectiveness, and that require special controls such as promulgation of performance standards, post-market surveillance, patient registries or such other actions as the FDA deems necessary. CDR®, CDR Wireless™, CDRPan®, CDRPanX™, SDX™ and accuDEXA® have been classified as Class II devices. Class III devices are devices for which the FDA has insufficient information to conclude that either general controls or special controls would be sufficient to assure safety and effectiveness, and which are life-supporting, life-sustaining, of substantial importance in preventing impairment of human health, or potentially present an unreasonable risk of illness or injury. Devices in this class require pre-market approval, as described below. None of the Company’s existing products are in the Class III category.

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

If a product does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is a Class III device), the FDA must approve a Pre-Market Approval (“PMA”) application before marketing can begin. PMA applications must demonstrate, among other things, that the medical device is safe and effective. A PMA application is typically a complex submission that includes the results of clinical studies. Preparation of such an application is a detailed and time-consuming process. Once a PMA application has been submitted, the FDA’s review process may be lengthy and include requests for additional data. By statute and regulation, the FDA may take 180 days to review a PMA application, although such time may be extended. Furthermore, there can be no assurance that the FDA will approve a PMA application.

In January 1994, the FDA cleared the Company’s 510(k) application for general use and marketing of the CDR® system; in October 2002, cleared the Company’s expanded 510(k) application for the CDR Wireless™ product; and in June 2004, cleared the Company’s 510(k) application in connection with a modification of the CDR system for optimization for use with the SDX™ product. In November 1996, the FDA cleared the Company’s 510(k) application for general use and marketing of CDRCam® (USBCam®). In December 1997, the FDA cleared the Company’s 510(k) application for general use and marketing of accuDEXA®. The FDA granted the Company additional clearances in connection with the accuDEXA®: in June 1998, to market accuDEXA® as a predictor of fracture risk, and in May 2000, to further clarify issues regarding the collection of the normative database. In

December 1998 and May 2003, the FDA cleared the Company’s 510(k) applications for CDRPan® and CDRPanX™, respectively.

In addition to the requirements described above, the FD&C Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices which they distribute commercially. The FD&C Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing, and quality control activities. The FDA’s Medical Device Reporting regulation subjects medical devices to post-market reporting requirements for death or serious injury, and for certain malfunctions that would be likely to cause or contribute to a death or serious injury if malfunction were to recur. In addition, the FDA prohibits a device which has received marketing clearance from being marketed for applications for which marketing clearance has not been obtained. Furthermore, the FDA generally requires that medical devices not cleared for marketing in the United States receive FDA marketing clearance before they are exported, unless an export certification has been granted. The FDA enforces additional regulations regarding the safety of equipment which emits x-rays. Various states also impose their own regulations.

The Company is currently developing new products for the dental and medical markets. The Company expects to file 510(k) applications with the FDA in connection with its future products, as necessary. There can be no assurance that the Company will file such 510(k) applications and/or will obtain pre-market clearance for any future products, or that in order to obtain 510(k) clearance, the Company will not be required to submit additional data or meet additional FDA requirements that may substantially delay the 510(k) process and result in substantial additional expense. Moreover, such pre-market clearance, if obtained, may be subject to conditions on marketing or manufacturing, which could impede the Company’s ability to manufacture and/or market the product and/or adversely affect its profitability. If the Company is unable to obtain regulatory clearance for and market new products and enhancements to existing products, it will have a material adverse effect on the Company.

The Company’s CDR Wireless product complies with the relevant technical standards established by the U.S. Federal Communications Commission (“FCC”), as set forth in FCC Rule 15.249. Additionally, CDR Wireless is in compliance with the R&TTE Directive in connection with our distribution of this product in Europe.

Failure to comply with applicable regulatory requirements can, among other consequences, result in fines, injunctions, civil penalties, suspensions or loss of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. In addition, governmental regulations may be established that could prevent or delay regulatory clearance of the Company’s products. Delays in receipt of clearance, failure to receive clearance or the loss of previously received clearance would have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition to laws and regulations discussed above, the Company is subject to government regulations applicable to all businesses, including, among others, regulations related to occupational health and safety, workers’ benefits and environmental protection. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Failure to comply with regulatory requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

Distribution of the Company’s products in countries other than the United States may be subject to regulations in those countries. These regulations vary significantly from country to country; the Company typically relies on its independent distributors in such foreign countries to obtain the requisite regulatory approvals.

The Company’s dental products bear the “CE Mark,” a European Union symbol of compliance with quality assurance standards and with the European Union’s Medical Device Directive (“MDD”). In order to market the Company’s products in the member countries of the European Union, it is necessary that those products conform to these standards and the MDD. It is also necessary that the Company’s products comply with any revisions which may be made to the standards or the MDD. To date, the Company has maintained such compliance on its core products.

The Company has developed and implemented a quality assurance program in accordance with the guidelines of the International Quality Standard, ISO 9001 and ISO 13485, and the Company is in compliance with, and is certified under, those Standards. The Company’s products also comply with the requirements for the “UL” 60601-1 (formerly UL 2601-1) (U.S.A.) and “CSA” C22.2 No. 601-1 (Canada) standards, the applicable standards for obtaining North American safety marking from an “NRTL” (Nationally Recognized Testing Lab). All of the Company’s current products either bear an NRTL marking or are in the process of obtaining such marking.

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

RESEARCH AND DEVELOPMENT

During fiscal 2006, 2005 and 2004, research and development expenses were $5.0 million, $4.8 million and $3.3 million, respectively.

BACKLOG

The backlog of orders was approximately $0.5 million at May 19, 2006, $1.0 million at June 6, 2005 and $0.8 million at June 10, 2004. Orders included in backlog may generally be cancelled or rescheduled by customers without significant penalty.

EMPLOYEES

As of May 19, 2006, the Company had 153 full-time employees, engaged in the following capacities: sales and marketing (33); general and administrative (21); operations (71); and research and development (28). The Company believes that its relations with its employees are good. No Company employees are represented by a labor union or are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages due to labor disputes.

SALES AND MARKETING

Dental Products

In April 2000, the Company and Patterson Dental Company entered into an exclusive distribution agreement covering the United States and Canada; as of May 1, 2000, the Company began marketing and selling its CDR® dental products in the United States and Canada through Patterson. The Company believes that Patterson has the largest direct sales force in the dental industry, totaling approximately 1,300 sales representatives and equipment/software specialists serving the United States and Canada. In July 2005, the exclusive distribution agreement was renewed through December 31, 2007.

The Company has a U.S. government sales program to sell directly to the Armed Services, Veterans Administration hospitals, United States Public Health Service and other government-sponsored health institutions.

The Company currently has 16 area sales managers (“ASM”) located throughout the United States and two in Canada to interface with and assist Patterson in its sales effort; two individuals manage the ASM staff. In addition, a sales and marketing support staff of seven based at the Company’s offices in New York and at other locations throughout the United States, supports the sales managers and the ASMs by planning events and product seminars and developing promotional and marketing materials.

In the international market, the Company sells the CDR® system via independent regional distributors. There are currently approximately 65 independent CDR® dealers, covering about 57 countries. A dedicated in-house staff, as well as five individuals based in Europe, Asia and Latin America provides the foreign distributors with materials, sales support, technical assistance and training, both in New York and abroad.

Our goal is to develop and introduce new technologies and products while maintaining market leadership in our core domestic business, strengthening and expanding our international distribution network and securing as many productive sales channels as possible.

BMD / Fracture Risk Assessment

The Company currently sells the accuDEXA® primarily through a network of manufacturer representatives. To date, accuDEXA® sales have taken place primarily within the United States, with a relatively small number of sales abroad.

COMPETITION

Competition relating to the Company’s current products is intense and includes various companies, both within and outside of the United States. Many of the Company’s competitors are large companies with financial, sales and marketing, and other resources that are substantially greater than those of the Company. In addition, there can be no assurance that the Company’s competitors are not currently developing, or will not attempt to develop, technologies and products that are more effective than those of the Company or that would otherwise render the Company’s products obsolete or noncompetitive.

Dental Products

A number of companies currently sell intra-oral digital dental sensors under various brand names. These include Eastman Kodak Co., Dentrix, Danaher Corp., Sirona Dental Systems, Planmeca, Instrumentarium Dental Imaging and Suni Medical Imaging. In addition, Eastman Kodak, Danaher, Air Techniques and Soredex Corporation sell storage-phosphor based intra-oral dental systems. The Company believes that its CDR® system has thus far competed successfully against other products. If other companies enter the digital radiography field, it may result in a significantly more competitive market in the future. Several companies, including Eastman Kodak, Sirona Dental Systems, Instrumentarium Dental Imaging, Panoramic Corporation and Planmeca, manufacture digital panoramic dental devices. Several companies are involved in the manufacture and sale of intra-oral cameras, including Eastman Kodak, Danaher, Digital Doc and Air Techniques.

BMD / Fracture Risk Assessment

Several companies including General Electric, Lunar, Hologic, Sunlight and Cooper Surgical are marketing competitive equipment, such as peripheral ultrasound devices. A number of other companies market devices that assess hand densitometry.

AVAILABLE INFORMATION

Information about the Company’s products and services, stockholder information, press releases, and filings with the Securities and Exchange Commission (“SEC”) can be found on the Company’s Internet website at http://www.schicktech.com. The Company’s annual reports on Form 10-K, quarterly reports on form 10-Q, current reports on Form 8-K, and other SEC filings, and any amendments to such reports and filings, are available free of charge in the Investor Relations section of such website as soon as reasonably practical after such material is filed with, or furnished to, the SEC. Also, copies of such filings will be made available, free of charge, upon request by contacting Michael Friedlander, Associate General Counsel of the Company, at 718-937-5765.

ITEM 1A. RISK FACTORS

Forward-Looking Statements

The statements contained in this Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, presentations to stockholders, securities analysts or investors, or in oral statements made by or with the approval of an executive officer of the Company, the words or phrases “believes,” “may,” “will likely result,” “estimates,” “projects,” “anticipates,” “expects” or similar expressions and variations thereof are intended to identify such forward-looking statements. Any forward-looking statement involves risks and uncertainties that may have a material adverse effect on the business, results of operations, financial condition or prospects, financial or other, of the Company and may cause the Company’s actual results to differ materially from historical results or the results discussed in the forward-looking statements.

The following discussions contain cautionary statements regarding the Company’s business that investors and others should carefully consider. This discussion is intended to take advantage of the “safe harbor” provisions of the PSLRA. In making these cautionary statements, the Company is not undertaking to address or update each factor in future filings or communications regarding the Company’s business or results.

We are dependent on a small number of products for most of our revenue, and our revenues could significantly decrease if any of these products are rendered obsolete or inferior.

Our revenues are primarily generated from sales of our suite of CDR® dental imaging products and, to a lesser extent, from our sales of other products. These products, or any of the products which we may sell in the future, could be rendered obsolete or inferior as a result of technological change, changing customer needs, new product introductions or other developments, each of which would have a material adverse effect on us. Furthermore, our competitors may succeed in developing or marketing technologies and/or products that are superior to and/or commercially more attractive than ours. Our success will depend in part on our ability to improve and enhance our products in a timely manner. If we are unable to do so, it could have a material adverse effect on us.

We are dependent upon an exclusive North American distributor for a significant portion of our revenue, and the loss or significant reduction in the sales volume of this distributor could have a material adverse effect on us.

Since May 1, 2000, we have marketed and distributed our CDR® product line in the United States and Canada exclusively through Patterson Dental Company (“Patterson”). From fiscal 2002 through 2006, Patterson was the single largest contributor to our revenues, and we anticipate that Patterson will continue to be the single largest contributor to our revenues in the coming fiscal year. During fiscal 2006, the Agreement was extended through December 2007. We cannot assure you that Patterson will purchase any specified minimum quantity of products from us or that it will continue to purchase any products at all from us. If Patterson fails to purchase a significant volume of product from us, it could have a material adverse effect on us.

We are dependent on third-party distributors outside of North America, and the loss or significant reduction in the sales volume of one or more of those distributors could have a material adverse effect on us.

Outside of North America, we distribute our products through third-party independent distributors. Historically, a limited number of distributors have accounted for a significant portion of our revenues. In general, these distributors could discontinue marketing our products with little or no notice to us. Certain of our distributors also could market products which compete with ours. The loss of or significant reduction in the sales volume of one or more of our distributors could have a material adverse effect on us.

Since we operate in markets outside of the United States, we are subject to additional risks.

In fiscal 2006, 2005 and 2004, our sales to customers outside of the United States were approximately 23%, 27% and 25%, respectively, of our revenues, and we anticipate that international sales will continue to account for a significant percentage of our revenues. International revenues are subject to a number of uncertainties, including but not limited to the following: agreements may be difficult to enforce and receivables difficult to collect; foreign customers and distributors may have relatively long payment cycles; foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand; United States export licenses may be difficult to obtain; and intellectual property rights in foreign countries may be difficult or impossible to enforce. Moreover, many foreign countries have their own regulatory approval requirements for the sale of our products. As a result, our introduction of new products into international markets could be prevented and/or costly and/or time-consuming, and we cannot assure you that we will be able to obtain the required regulatory approvals on a timely basis, if at all. We also cannot assure you that any of these factors will not have a material adverse effect on us.

Any failure to complete the proposed transaction between us and Sirona Dental Systems or a delay in the completion of the proposed transaction could cause us to incur substantial costs and negatively affect our results of operations.

If the proposed combination of our Company and Sirona Dental Systems, which is to be voted upon at a Special Shareholders Meeting scheduled for June 14, 2006, is not completed on a timely basis or at all, we may suffer negative consequences to our business, results of operations, financial condition and prospects, including, among others, incurring substantial fees and expenses related to the combination (including legal and accounting fees and disbursements), which must be paid even if the combination is not completed; and if the Agreement with Sirona is terminated and our board of directors determines to pursue another transaction, it may not be able to find a partner at all or on terms as attractive as those provided for in the agreement with Sirona.

If we lose our key management personnel or are unable to attract and retain qualified personnel, it could have a material adverse effect on us.

Our success is dependent, in part, upon our ability to hire and retain management, sales, technical, research and other personnel who are in high demand and are often subject to competing employment opportunities. Our inability to hire or retain key management, sales, technical, research or other personnel could have a material adverse effect on us. At the current time, only two of our executive officers, the Chief Executive Officer and the Executive Vice President, are employed pursuant to written employment agreements. We cannot assure you that they or that any of our other employees will continue to be active with us.

We may be a party to legal actions that are not covered by insurance.

We may be a party to a variety of legal actions, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, governmental investigations and intellectual property related litigation. In addition, we could be subject to a variety of legal actions relating to our business operations. Recent court decisions and legislative activity may increase our exposure for any of these types of claims. In some cases, substantial punitive damages could be sought. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

We must develop new products and enhancements to existing products in order to remain competitive, and our failure to do so could have a material adverse effect on us.

We are currently developing new products and enhancements to our existing products. We cannot assure you that we will initiate, continue with and/or succeed in our efforts to develop or enhance such products. We expect to file 510(k) applications with the FDA in connection with our future products and certain of our future product enhancements. We cannot assure you that we will file applications for or obtain regulatory approval from the FDA, either in the form of a pre-market clearance or a 510(k) clearance, for any of our future products, or that in order to obtain FDA clearance, we will not be required to submit additional data or meet additional FDA requirements that may substantially delay the application process and result in substantial additional expense. Moreover, such pre-market clearance, if obtained, may be subject to conditions on marketing or manufacturing which could impede our ability to manufacture and/or market our products. While we are engaged in research and development of new products, we cannot assure you that we will be successful in such endeavors. There can be no assurance that any products which we may develop will be approved by or receive marketing clearance from applicable domestic and/or international governmental or regulatory authorities. If we are unable to develop, obtain regulatory approval for and market new products and enhancements to existing products, it will have a material adverse effect on us.

Our business may be negatively affected if we do not continue to adapt to rapid technological change, evolving industry standards and new product introductions.

The market for our products is characterized by rapid and significant technological change, evolving industry standards and new product introductions. Our products require significant planning, design, development and testing which require significant capital commitments and investment by us. We cannot assure you that our products or proprietary technologies will not become noncompetitive or obsolete as a result of technological change, evolving industry standards or new product introductions or that we will be able to generate any economic return on our investment in product development. If our products or technologies become noncompetitive or obsolete, it would have a material adverse effect on us.

Competition in the market is intense and we may not be able to compete effectively.

Competition relating to our current products is intense and includes various companies, both within and outside of the United States. We anticipate that competition for our future products will also be intense and include various companies, both within and outside of the United States. Our competitors and potential competitors include large companies with substantially greater financial, sales and marketing, technical and other resources, larger and more experienced research and development staffs, more extensive physical facilities and substantially greater experience in obtaining regulatory approvals and in marketing products than we have. In addition, we cannot assure you that our competitors are not currently developing, or will not attempt to develop, technologies and products that are more effective than those being developed by us or that would otherwise render our existing and new technology and products obsolete or noncompetitive. We cannot assure you that we will be able to compete successfully. Our inability to compete successfully or the development by our competitors of technology and products that is more effective than those being developed by us would have a material adverse effect on us.

We are dependent upon a limited number of suppliers for critical components. If these suppliers delay or discontinue the manufacture of these components, we could experience significant delays in our shipment of products, increased costs, and cancellation of orders for our products and damage to our reputation.

We rely on key suppliers for various critical components. We procure certain components, including the substantial majority of the sensor chips used in our manufacturing process, from outside sources which are sole suppliers. The availability and price of these components may be subject to change due to interruptions in production, changing market conditions and other events. Furthermore, availability may be adversely impacted if we fail to make timely payments to our key suppliers. We cannot assure you that we would be able to enter into purchase arrangements with other suppliers, or that if we were to do so, such suppliers would be able to deliver such components at an acceptable price or in a timely manner, if at all. If we were unable to develop reasonably-priced alternative sources in a timely manner, or if we encountered delays or other difficulties in the supply of such products and other materials from third parties, there could be a material adverse effect on us, including damage to our reputation. In past years, semiconductors have been subject to significant price fluctuations. While we have, in the past, attempted to mitigate the effects of such potential fluctuations, we cannot assure you that we will continue to do so or that we will be able to successfully mitigate the effect of future price increases on our results of operations and financial condition.

Our patents may not provide us with sufficient protection from infringement by others; our exclusive right to sublicense certain intellectual property related to CMOS technology is subject to certain rights to use by others, and our products may infringe on the intellectual property rights of others.

We currently have issued and allowed patents and patent applications, as described in Item 1 -- “Business,” of this Form 10-K. There can be no assurance that any of our patents, any of the patents of which we are a licensee or any patents which may be issued to us or which we may license in the future, will provide us with a competitive advantage or afford us protection against infringement by others, or that the patents will not be successfully challenged or circumvented by third parties, including our competitors.

We are the exclusive sub-licensee for use in medical radiography applications of certain patents, patent applications and other know-how related to complementary metal oxide semiconductor active pixel sensor technology (the “APS Technology”), which was developed by the California Institute of Technology and sublicensed to us. Our exclusive rights to such technology are subject to government rights to use, noncommercial educational and research rights to use by California Institute of Technology and the Jet Propulsion Laboratory, and the right of a third party to obtain a nonexclusive license from the California Institute of Technology with respect to such technology. We believe that, except for such third party’s exercise of its right to obtain a nonexclusive license to use APS Technology in a field other than medical radiography, none of the foregoing parties have given notice of their exercise of any of their respective rights to the APS Technology. We cannot assure you that this will continue to be the case, and any such exercise could have a material adverse effect on us.

We are also the owner of certain trade secrets, which we seek to protect by, among other things, entering into non-disclosure, confidentiality, non-solicitation and non-competition agreements. However, we cannot assure you that the duties imposed by these agreements, such as the duty to maintain confidentiality and the duty not to compete, will not be breached, or that such breaches will not have a material adverse effect on us.

We also cannot assure you that the technology we practice will not infringe upon the patents of others. In the event that any future infringement claim against us is successful, there would be no assurance that we would be able to negotiate with the patent holder for a license, in which case we could be prevented from practicing the subject matter claimed by the subject patent. In addition, there can be no assurance that we would be able to redesign our products to avoid infringement. Our inability to practice the subject matter of patents claimed by others or to redesign its products to avoid infringement could have a material adverse effect on us.

If we were to fail to obtain necessary approvals from the FDA or other regulatory agencies, we would not be able to sell our products.

We must obtain certain approvals by and marketing clearances from governmental authorities, including the FDA and similar health authorities in foreign countries to market and sell our products in those countries. The FDA regulates the marketing, manufacturing, labeling, packaging, advertising, sale and distribution of ‘medical devices,’ as do various foreign authorities in their respective jurisdictions. The FDA enforces additional regulations regarding the safety of equipment utilizing x-rays. Various states also impose similar regulations. Our CDR(R) system is currently regulated by such authorities and certain of our new products will require approval by or marketing clearance from various governmental authorities, including the FDA. In addition, various additional requirements are imposed upon us to make us eligible to sell products to the United States Government.

The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products. A 510(k) application is required in order to market a new or modified medical device. If specifically required by the FDA, a pre-market approval (“PMA”) may be necessary. Such proceedings, which must be completed prior to marketing a new medical device, are potentially expensive and time consuming. They may delay or hinder a product’s timely entry into the marketplace. Moreover, there can be no assurance that the review or approval process for these products by the FDA or any other applicable governmental authorities will occur in a timely fashion, if at all, or that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect us. The FDA also regulates the content of advertising and marketing materials relating to medical devices. Failure to comply with such regulations may result in a delay in obtaining approval for the marketing of such products or the withdrawal of such approval if previously obtained. There can be no assurance that our advertising and marketing materials regarding our products are and will be in compliance with such regulations. We are also subject to other federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Failure to comply with regulatory requirements could have a material adverse effect on us. International sales of our products are subject to the regulatory agency product registration requirements of each country in which our products are sold. The regulatory review process varies from country to country and may in some cases require the submission of clinical data. We typically rely on our distributors in foreign countries to obtain the required regulatory approvals.

We cannot assure you, however, that any of the foregoing approvals will be obtained, or that we would be able to satisfy any of the foregoing requirements on a timely basis, if at all. Our failure to obtain any of such approvals or to comply with any of such requirements on a timely basis could have a material adverse effect on us. Our customers operate in the health care industry, which is highly regulated. Both existing and future governmental regulations could adversely impact upon us. Additionally, cost-containment efforts by health maintenance organizations may adversely affect the potential market for our devices.

The need for warranty service could have a material adverse effect on us .

We generally warrant each of our products against defects in materials and workmanship for a period of up to two years from the date of shipment plus any extended warranty period purchased by the customer. The need for warranty service could have a material adverse effect on us by, among other things, requiring additional expenditures for parts and personnel as well as damaging our reputation and goodwill.

If any product liability claims were asserted against us or there was a recall of any of our products, it could have a material adverse effect on us.

Products such as those which we sell may be subject to recall for unforeseen reasons. In addition, certain applications, including projected applications, of our products entail the risk of product liability claims. Such risks will exist even with respect to those products that have received, or in the future may receive, regulatory approval for commercial sale. These claims may be made by consumers, distributors or others. Although we have maintained insurance coverage related to product liability claims, we cannot assure you that product liability insurance coverage will continue to be available or, if available, that it can be obtained in sufficient amounts or at reasonable cost or that it will be sufficient to cover any claims that may arise. We do not maintain any insurance relating to potential recalls of our products. Costs associated with potential product recalls or product liability claims could have a material adverse effect on us.

If levels of third-party reimbursement for procedures which use our products were to decline, it could cause our revenues to decline.

Third-party payers, including government health administration authorities, private health care insurers and other organizations regulate the reimbursement of fees related to certain diagnostic procedures or medical treatments. Third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. While we cannot predict what effect the policies of government entities and other third-party payers will have on future sales of our products, we cannot assure you that such policies would not have a material adverse effect on the Company.

Our revenues and operating results are likely to fluctuate.

Several factors may significantly affect our revenues, expenses and results of operations from quarter to quarter, including the timing of new product introductions by us or our competitors, our ability to supply products to meet customer demand, and fluctuations in our manufacturing costs. In addition, our CDR(R) products have been subject to seasonal variations at various times in the past. Consequently, quarterly results of operations may fluctuate. Such fluctuations in quarterly results of operations could adversely affect the market price of our Common Stock.

The volatility of the price of our Common Stock may adversely affect our shareholders.

The stock market historically has experienced volatility which has affected the market price of securities of many companies and which may be unrelated to the operating performance of such companies. The market prices for securities of medical technology companies have historically been highly volatile. Future technological innovations or new commercial products, results of clinical testing, changes in regulation, litigation and public concerns as to product safety as well as period-to-period fluctuations in financial performance and fluctuations in securities markets generally could cause the market price of the Common Stock to fluctuate substantially. These broad market fluctuations may adversely affect the market price of the Common Stock.

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are required under Section 404 of the Sarbanes-Oxley Act to provide a report on our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls. If we, or the surviving company following our proposed combination with Sirona Dental Systems, are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ National Market. Any such action could adversely affect our financial results or investors’ confidence in our company and could cause our stock price to fall. In addition, our controls and procedures may not comply with all the relevant rules and regulations of the SEC and the NASDAQ National Market. If we fail to develop and maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner.

If we were to issue preferred stock it might adversely affect the holders of our Common Stock.

Our Certificate of Incorporation authorizes the issuance of a series or designation of Preferred Stock with such rights, preferences, privileges and restrictions as may be determined from time to time by our Board of Directors. Accordingly, the Board of Directors is empowered, without the need for shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our Common Stock. There currently are no shares of Preferred Stock designated or issued.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

As previously disclosed, on September 28, 2005, a purported class action complaint was filed in the Delaware Court of Chancery with respect to the proposed combination between the Company and Sirona Dental Systems. On April 13, 2006, this case was voluntarily dismissed without prejudice, with each party bearing its own costs. In connection with this dismissal, no payment, or promise of payment, was made to the plaintiff or his attorneys.

There currently are no material pending legal proceedings, other than routine litigation incidental to the Company’s business, to which the Company is a party or of which any of its property is the subject.

In the future, the Company could become a party to a variety of legal actions, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits and intellectual property related litigation. In addition, because of the nature of its business, the Company is potentially subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company’s exposure for any of these types of claims. In some cases, substantial punitive damages could be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its 2005 Annual Meeting of Stockholders (“Annual Meeting”) on March 28, 2006.

(b)(c) The following matter concerning the election of a Director was voted upon at the Annual Meeting with the accompanying results:

	Number of Votes For	Number of Votes Withheld
Arthur D. Kowaloff (New term expires in 2008)	13,488,994	92,331

The terms of the other Directors of the Company continued after the Annual Meeting, as follows: Jeffrey T. Slovin, William K. Hood and Curtis Rocca serve in the class whose term expires in 2007. Upon the expiration of the term of a class of Directors, the members of such class will be elected for three-year terms at the annual meeting of stockholders held in the year in which such term expires.

The following additional matter was voted upon at the Annual Meeting held on March 28, 2006 with the following results:

Ratification of the selection of Grant Thornton LLP as the Company’s independent accountants for the fiscal year ending March 31, 2006:

Number of votes for:	13,576,335
Number of votes against:	458
Number of abstentions:	4,532

(d)	Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock has traded under the symbol “SCHK” since July 1, 1997. Prior to such date, there was no established public trading market for the Company’s Common Stock. From July 1997 to September 1999, the Company’s Common Stock traded on the NASDAQ National Market. From September 1999, when the Common Stock was delisted from the NASDAQ National Market, to January 2002, the Stock traded in the over-the-counter market and, from January 2002 to December 2005, it traded on the OTC Bulletin Board. In December 2005, the Company’s Common Stock was relisted on the NASDAQ National Market.

The following table presents quarterly information on the price range of the Company’s Common Stock. It sets forth, for the respective periods indicated during the fiscal years ended March 31, 2005 and 2006, the high and low closing prices of the Stock, as quoted on the over-the-counter Bulletin Board through December 19, 2005, and on the NASDAQ National Market, commencing December 20, 2005. These prices do not include retail markups, markdowns or commissions.

Fiscal Year Ended March 31, 2006	High	Low

First Quarter	$22.80	$16.85
Second Quarter	$27.20	$21.00
Third Quarter	$35.50	$24.10
Fourth Quarter	$50.25	$30.56

Fiscal Year Ended March 31, 2005	High	Low

First Quarter	$13.95	$9.65
Second Quarter	$13.90	$8.55
Third Quarter	$16.50	$9.50
Fourth Quarter	$19.20	$14.90

On May 19, 2006, the closing sales price per share of the Company’s Common Stock, as quoted on the NASDAQ National Market, was $42.45 per share. On May 19, 2006, there were approximately 131 holders of record of the Company’s Common Stock. However, the Company believes that the number of beneficial owners of such stock is substantially higher.

To date, the Company has retained its earnings to finance the growth and development of the Company’s business, and has not declared or paid any dividends on its Common Stock. In connection with the proposed combination between the Company and Sirona Dental Systems, the Board of Directors of the Company has declared a $2.50 per share dividend to stockholders of record as of the close of business on June 19, 2006, provided that our stockholders shall have approved the combination. The Company may consider paying additional dividends in the future, but currently has no plans to do so. The payment of dividends is within the discretion of the Board of Directors and will depend upon the Company’s earnings, its capital requirements, financial condition and other relevant factors.

On September 28, 2005, our CEO exercised the balance of his outstanding warrants (97,500) and paid $73,000 to the Company. The shares issued in connection with that transaction were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

The following table sets forth the following information, as of March 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance: the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of such options, warrants and rights; and, other than the securities to be issued upon the exercise of such options, warrants and rights, the number of securities remaining available for future issuance under the plan:

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )

Equity compensation plans approved
by security holders	2,284,399	$7.77	115,839

Equity compensation plans not approved
by security holders	—	—	—

Total	2,284,399	$7.77	115,839

On September 25, 2005, the Board approved, subject to stockholder approval, an amendment of the 1996 Stock Option Plan (“Plan”) to increase the number of shares of common stock available for issuance by 1,700,000 shares. On that date the Board also granted 1,530,000 options (which have an exercise price of $25.10) subject to stockholder approval of the Plan amendment and which will terminate if the proposed combination with Sirona does not occur. The Plan expired on April 22, 2006. Accordingly, other than the options described in this paragraph no further options may be granted under the Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from, and are qualified by reference to, the audited financial statements of the Company for the period indicated. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Financial Statements included in Item 15 of this Report.

Schick Technologies, Inc.

Selected Financial Data

	Year ended March 31,
	2006	2005	2004	2003	2002

	(in thousands, except per share data)
Statement of Operations Data:

Revenue, net	$70,174	$52,418	$39,393	$29,817	$24,399
Total cost of sales	21,160	14,857	11,495	9,628	8,832

Gross profit	49,014	37,561	27,898	20,189	15,567
Operating expenses:
Selling and marketing	9,063	7,107	6,118	5,911	5,291
General and administrative	7,092	6,851	6,291	5,041	4,148
Research and development	5,018	4,812	3,301	2,598	2,176
Acquisition and merger related expenses	2,180	—	—	—	—
Termination of consulting agreement	650	—	—	—	—
Bad debt expense (recovery)	—	—	105	—	(93)
Abandonment of leasehold	—	—	—	—	118

Total operating expenses	24,003	18,770	15,815	13,550	11,640

Income from operations	25,011	18,791	12,083	6,639	3,927
Total other income (expense)	1,316	468	109	(174)	(839)

Income before income taxes	26,327	19,259	12,192	6,465	3,088
Income tax provision(benefit)	10,571	7,187	(5,917)	(5,360)	—

Net income	$15,756	$12,072	$18,109	$11,825	$3,088

Basic earnings per share	$0.97	$0.78	$1.69	$1.17	$0.30

Diluted earnings per share	$0.88	$0.70	$1.07	$0.78	$0.26

	As of March 31,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Cash and cash equivalents	$50,866	$39,725	$20,734	$7,100	$1,622
Working capital	68,879	47,109	27,400	9,157	1,133
Total assets	81,175	57,534	42,743	22,610	11,957
Long-term obligations	—	—	—	—	2,039
Total liabilities	9,468	8,285	7,715	7,747	9,057
Retained earnings (accumulated deficit)	18,080	2,324	(9,748)	(27,857)	(39,682)
Stockholders’ equity	71,707	49,249	35,028	14,863	2,900

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in “Results of Operations” in this Item and elsewhere in this Report. See “ITEM 1A — Risk Factors — Forward-Looking Statements”.

Overview

The Company designs, develops and manufactures digital imaging systems for the worldwide dental and medical markets. In the field of dentistry, the Company currently manufactures and markets a variety of digital imaging products including an intra-oral digital radiography system (CDR® and CDR Wireless™), a digital panoramic radiography sensor (CDRPan®) and integrated device (CDRPanX™), an intra-oral camera system (USBCam®), and a DC dental x-ray generator (SDX™). The Company also manufactures and sells a bone mineral density assessment device (accuDEXA®) which it developed to assist in the diagnosis and treatment of osteoporosis. The Company’s revenues during fiscal 2006 were derived primarily from sales of its CDR® system.

The Company records sales revenue upon shipment to international dealers and to end-users in the United States. In the case of sales made to Patterson Dental Company (“Patterson”), revenue arising from inventory in Patterson’s possession is recorded in deferred revenue, and revenue is recognized upon shipment from Patterson’s distribution centers. Revenues from the sales of extended warranties are recognized on a straight-line basis over the life of the extended warranty, which is generally a period of up to one year. The Company utilizes Patterson as the exclusive distributor for non-governmental sales of its dental products within the United States and Canada. The Company’s accuDEXA® product is sold through a network of independent sales representatives in the United States. International sales of the Company’s products are made primarily through a network of independent foreign distributors. In fiscal 2006, 2005, and 2004, sales to customers within North America were approximately 77%, 73% and 75% of total revenues, respectively. The Company’s international sales are principally made to distributors in Europe and Asia. The Company’s sales are denominated in United States dollars.

Cost of sales consists of raw materials, manufacturing labor, facilities overhead, product support, and warranty costs. Excess and obsolete inventory expense relates to the overstocking or obsolescence of various electronic components and/or obsolete x-ray inventory that the Company may not use or otherwise salvage.

Operating expenses include selling and marketing expenses, general and administrative expenses, research and development expenses, and bad debt expense. Selling and marketing expenses consist of salaries and commissions, advertising, promotional and sales events and travel. General and administrative expenses include executive salaries, professional fees, facilities overhead, accounting, human resources, and general office administration expenses. Research and development expenses are comprised of salaries, consulting fees, facilities overhead and testing materials used for basic scientific research and the development of new and improved products and their uses. Research and development costs are expensed as incurred. Bad debt expense is a result of product shipments that were determined to be uncollectible or not collected. Bad debt recovery is a result of the receipt, in cash, for shipments previously deemed uncollectible.

On September 26, 2005, the Company announced that it had entered into a definitive agreement to combine its business with Sirona Dental Systems (“Sirona”). The transaction is structured as a stock-for-stock tax-free exchange in which the Company will issue Sirona’s parent company 36.97 million new shares of the Company’s Common Stock in exchange for 100% of that parent’s economic interest in Sirona. Sirona’s owners will have an ownership interest in the combined company of 67%, with current Company shareholders holding the remainder. Subject to shareholder approval of the combination, the Company will pay a $2.50 per share cash dividend, which has been declared by the Company’s Board of Directors and is expected to be paid on or about June 22, 2006.

The merger has been unanimously approved by both companies’ Boards of Directors. It is subject to approval by the Company’s shareholders and other customary closing conditions. Voting agreements in support of the transaction have been signed by shareholders holding approximately 37% of the Company’s issued and outstanding common shares. The transaction will be presented for approval at a special meeting of Company shareholders, to be held on June 14, 2006. If so approved, the transaction is expected to close June 20, 2006.

During the past several years, the dental products market has seen substantial consolidation. This includes, among others, Danaher Corporation’s recent acquisition of Sybron Dental Specialties, Inc. in May 2006, and its prior acquisitions, since 2004, of Pelton & Crane, Kavo and Gendex. In addition, during fiscal 2004, Eastman Kodak Company entered the digital dental market when it acquired PracticeWorks, a practice management software company with a digital sensor manufacturing and marketing subsidiary located in France. Management believes that the trend towards consolidation in the marketplace is likely to continue into the foreseeable future. Management believes that the consolidation of the market has not significantly affected its revenues or operating margins and that the proposed combination of the Company and Sirona Dental Systems will position it to take advantage of market opportunities.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. The following policies are those that the Company believes to be the most sensitive to estimates and judgments. The Company’s significant accounting policies are more fully described in Note 2 to the consolidated financial statements.

Revenue recognition

The Company recognizes revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Revenues from sales of the Company’s hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is reasonably assured. The Company provides its exclusive domestic distributor with a 30-day return policy but allows for an additional 15 days and accordingly recognizes allowances for estimated returns pursuant to such policy at the time of shipment. Revenue from foreign customers is recognized at the time of shipment in accordance with foreign sales orders. Revenues from foreign distributors are generally the result of exclusive distribution arrangements which, among other matters, address exclusivity, territory, minimum purchase requirements, product pricing, term and termination. The Company’s post shipment obligations to foreign distributors are limited to warranty coverage. The Company provides for warranty costs at the time of shipment. Foreign distributors do not have the right to return product. The Company occasionally grants volume discounts to foreign distributors. These are accounted for as a reduction of revenues when earned. With respect to products shipped to its exclusive domestic distributor, the Company defers revenue until Patterson ships such inventory from its distribution centers. Amounts received from customers in advance of product shipment are classified as deposits from customers. Revenues from the sale of extended warranties on the Company’s products are recognized on a straight-line basis over the life of the extended warranty. Deferred revenues relate to extended warranty fees paid by customers prior to the performance of extended warranty services, and to certain shipments to Patterson, as described above.

Accounts receivable

The Company primarily sells on open credit terms to Patterson and to the U.S. Government, and upon signed purchase orders to hospitals and universities. The Company’s international sales are generally either prepaid, guaranteed by irrevocable letter of credit or underwritten by credit insurance. In a limited number of cases, international dealers are granted open credit terms. Warranty shipments are prepaid. Revenue from customers is subject to agreements allowing limited rights of return. Accordingly, the Company reduces revenue recognized for estimated future returns. The estimate of future returns is adjusted periodically based upon historical rates of return. The Company provides an allowance for doubtful accounts based upon its analysis of aged accounts receivable.

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is determined principally on the standard cost method for manufactured goods and on the average cost method for other inventories, each of which approximates actual cost on the first-in, first-out (“FIFO”) method. The Company establishes reserves for inventory estimated to be obsolete, unmarketable or slow moving inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated or if changes in technology affect the Company’s products, additional inventory reserves could be required.

Goodwill and other long-lived assets

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and other Intangible Assets”. This statement requires that the amortization of goodwill be discontinued and instead an annual impairment approach be applied. The impairment tests were performed upon adoption and are performed annually thereafter (or more often if adverse events occur) and will be based upon a fair value approach rather than an evaluation of undiscounted cash flows. If the asset has been impaired, the resulting charge reflects the excess of the asset’s carrying value over the recalculated goodwill. Impairment tests performed in August 2002, March 2003, March 2004, April 2005 and March 2006 indicated that goodwill had not been impaired.

Other long-lived assets, such as patents and property and equipment, are amortized or depreciated over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable, with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If the asset has been impaired, the resulting charge reflects the excess of the asset’s carrying cost over its fair value.

If market conditions become less favorable, future cash flows, the key variable in assessing the impairment of these assets, may decrease and as a result the Company may be required to recognize impairment charges.

Deferred tax asset and income taxes

Income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statements and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. Through March 31, 2003, a valuation allowance of $11.4 million was established for deferred tax assets for which it was not more likely than not that the deferred tax asset would be realized. During the year ended March 31, 2003 the Company reduced its valuation allowance by $5.8 million. At March 31, 2004, the Company reduced its valuation allowance to zero; because it determined that it was more likely than not that the total deferred tax asset would be realized. During fiscal 2006, 2005, and 2004, the Company’s utilization of its net operating losses resulted in a reduction of current taxes in the amount of $ 0.3 million, $6.8 million and $4.8 million, respectively. In assessing the valuation allowance, the Company considered future taxable income and ongoing tax planning strategies and determined that it was more likely than not that the deferred tax asset would be realized.

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

Stock-based compensation

Stock based compensation is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In February 2000, an executive was awarded 75,000 shares of the Company’s common stock, subject to a risk of forfeiture, which vested as to 25,000 shares on each of December 31, 2000, 2001 and 2002. Upon the sale of any such vested shares, the employee is required to pay the Company $1.32 per share sold within six months following such sale. The Company recorded a note receivable, which was presented as a reduction of Paid in Capital amounting to $99, relating to the stock issuance. The note was paid in full during fiscal 2006. The charge to operations relating to this stock award in fiscal 2006, 2005 and 2004 were $0.6 million,, $0.4 million and $0.4 million, respectively. The Company determines the fair value of options issued based on the intrinsic value method.

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

Contractual Obligations and Commercial Commitments

The following table summarizes contractual obligations and commercial commitments at March 31, 2006:

	PAYMENTS DUE BY PERIOD (in thousands) (1)

CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating leases	$663	$526	$137	$—	$—

Employment agreements	474	401	73	—	—

Total Contractual Cash Obligations	$1,137	$927	$210	$—	$—

(1) Investment banking fees of approximately $6 million are excluded from this table since they are contingent upon the closing of the Sirona transaction.

Results Of Operations

The following table sets forth, for the fiscal years indicated, certain items from the Statement of Operations expressed as a percentage of net revenues:

	Year ended March 31,
	2006	2005	2004

Revenue, net	100.0%	100.0%	100.0%

Total cost of sales	30.2%	28.3%	29.2%

Gross profit	69.8%	71.7%	70.8%
Operating expenses:
Selling and marketing	12.9%	13.6%	15.5%
General and administrative	10.0%	13.1%	16.0%
Research and development	7.1%	9.2%	8.4%
Acquisition and merger related expenses	3.1%	—	—
Termination of consulting agreement	1.0%	—	—
Bad debt expense	—	—	0.3%

Total operating costs	34.1%	35.9%	40.2%

Operating income	35.7%	35.8%	30.6%
Other income, net	1.9%	0.9%	0.3%

Income before tax expense (benefit)	37.6%	36.7%	30.9%

Income tax expense (benefit), net	15.2%	13.7%	(15.0%)

Net income	22.4%	23.0%	45.9%

Fiscal Year Ended March 31, 2006 as Compared to Fiscal Year Ended March 31, 2005

We design, manufacture and sell innovative digital products for the dental market. Our primary products are sensors that replace film in the x-ray process. Growing acceptance of these products has resulted in double-digit revenue growth in domestic and international markets.

For the fiscal year ended March 31, 2006, the Company’s domestic dental product revenues increased 48% to $49.4 million, or 70% of revenue. Foreign dental product revenues, principally from Europe and Asia, increased

14% to $15.8 million, or 23% of revenue. Management believes that wider acceptance of the Company’s products as well as continued expansion of sales through our exclusive domestic distributor and improvements in our international distribution network are the primary factors underlying our improved performance.

Operating expenses, with the exception of expenses incurred in connection with the proposed merger and expenses incurred to terminate the Consulting Agreement with the Company’s former CEO, declined as a percent of revenue as the Company leveraged its fixed expense advantage. Income tax expense increased significantly because of increasing profits.

Total revenue increased $17.8 million (34%) to $70.2 million in fiscal 2006, from $52.4 million in fiscal 2005. The revenue increase was due to higher sales of CDR® dental radiography products principally through expansion of sales through the Company’s exclusive domestic distributor, Patterson and through foreign distributors, principally in Europe and Asia. Total domestic revenues increased $15.8 million (41%) to $54.3 million (77% of revenue) from $38.5 million (73% of revenue) in fiscal 2005. Total international revenues increased $1.9 million (14%) to $15.8 million (22% of revenue) from $13.9 million (27% of revenue) in fiscal 2005. By region, sales to European distributors increased $1.5 million (19%) to $9.5 million from $8.0 million in fiscal 2005 and sales to Asian distributors decreased $0.2 million (5%) to $4.3 million from $4.5 million in fiscal 2005. Sales to distributors other than European or Asian increased $0.6 million (42%) to $2.0 million from $1.4 million in fiscal 2005.

CDR® product revenue increased $18.0 million (38%) to $65.1 million (93% of revenue) during fiscal 2006 from $47.1 million (90% of revenue) during fiscal 2005. AccuDEXA® product revenue decreased to $381 from $424 (less than 1% of revenue during fiscal 2006 and 2005). Warranty revenues decreased $0.3 million (4%) to $4.6 million (7% of revenue) during fiscal 2006 from $4.9 million (9% of revenue) during fiscal 2005. This decrease in warranty revenues resulted primarily from the continued transition of pre-Patterson legacy customers to Patterson for their service and warranty needs.

Patterson revenue amounted to 68% and 61% of total revenue in fiscal 2006 and 2005, respectively. No other individual customer exceeded 10% of total revenue. Overall sales returns remained under 1% of revenue in fiscal 2006 and 2005.

Total cost of sales for fiscal 2006 increased $6.3 million (42%) to $21.2 million (30% of revenue) from $14.9 million (28% of revenue) in fiscal 2005. The relative cost of sales increased as a result of lower gross margins from the Company’s newest product offerings as the Company seeks to expand its product base.

Selling and marketing expense for fiscal 2006 increased $2.0 million (28%) to $9.1 million (13% of revenue) from $7.1 million (14% of revenue) in fiscal 2005. Increased sales and sales activities resulted in higher advertising fees, and payroll and commission expenses.

General and administrative expense for fiscal 2006 increased $0.2 million (4%) to $7.1 million (10% of revenue) from $6.9 million (13% of revenue) in fiscal 2005. The increase was the result of higher non-cash payroll charges.

Research and development expense in fiscal 2006 increased $0.2 million (4%) to $5.0 million (7% of revenue) from $4.8 million (9% of revenue) in fiscal 2005. The increase was the result of higher payroll and research-materials expenses that related to new and ongoing projects.

Acquisition and merger costs amounted to $2.2 million (3% of revenue) in fiscal 2006. These costs were principally incurred in connection with proposed merger with Sirona (see footnote 5 in the notes to the financial statements).

Consulting termination costs amounted to $0.7 million (1% of revenue) in fiscal 2006. These cash and non cash charges were incurred in connection with the termination of the consulting portion of the Company’s contract with its former CEO. Other provisions remain in effect.

Interest income in fiscal 2006 increased $0.8 million to $1.3 million from $0.5 million in fiscal 2005 as the Company increased the amount of cash invested in interest bearing assets and as interest rates also increased.

Income before income taxes in fiscal 2006 increased $7.0 million (36%) to $26.3 million (38% of revenue) from 19.3 million (37% of revenue) in fiscal 2005 as a result of the items discussed above.

Income tax expense in fiscal 2006 increased $3.4 million (47%) to $10.6 million (15% of revenue) from $7.2 million (14% of revenue) in fiscal 2005 as a result of increased income before income taxes. In addition expenses approximating $1.2 million incurred in connection with the proposed merger with Sirona Dental are not deductible for income tax purposes. As a result, income tax expense is approximately $0.5 million more than it would have been had these costs been deductible and the Company’s effective tax rate is 1.6% higher than it would have otherwise been (40.2% as compared to 38.6%).

As a result of all of the foregoing items, the Company’s net income in fiscal 2006 increased by $3.7 million (30%) to $15.8 million from $12.1 million in fiscal 2005.

Fiscal Year Ended March 31, 2005 as Compared to Fiscal Year Ended March 31, 2004

For the fiscal year ended March 31, 2005, the Company’s domestic dental product revenues increased 39% to $33.3 million, or 64% of revenue. Foreign dental product revenues, principally from Europe and Asia, increased 41% to $13.9 million, or 26% of revenue. Management believes that wider acceptance of the Company’s products as well as continued expansion of sales through our exclusive domestic distributor and improvements in our international distribution network are the primary factors underlying our improved performance.

Operating expenses, with the exception of expenses related to compliance with new internal control reporting requirements and expenses related to research and development activity, declined as a percentage of revenue as the Company leveraged its fixed expense advantage. Income tax expense increased significantly because of increasing profits and the prior year reduction of the reserve for deferred income tax assets to zero. At year end the Company had utilized all of its net operating loss carryover.

Total revenue increased $13.0 million (33%) to $52.4 million in fiscal 2005, from $39.4 million in fiscal 2004. The revenue increase was due to higher sales of CDR® dental radiography products principally through expansion of sales through the Company’s exclusive domestic distributor, Patterson and through foreign distributors, principally in Europe and Asia. Total domestic revenues increased $9.0 million (31%) to $38.5 million (73% of revenue) from $29.4 million (75% of revenue) in fiscal 2004. Total international revenues increased $4.0 million (40%) to $13.9 million (27% of revenue) from $9.9 million (25% of revenue) in fiscal 2004. By region, sales to European distributors increased $1.6 million (21%) to $9.6 million from $8.0 million in fiscal 2005 and sales to Asian distributors decreased $0.2 million (5%) to $4.3 million from $4.5 million in fiscal 2005. Sales to distributors other than European or Asian increased $0.6 million (43%) to $2.0 million from $1.4 million in fiscal 2005. By region, sales to European distributors increased $1.2 million (17%) to $8.0 million from $6.8 million in fiscal 2004 and sales to Asian distributors increased $2.7 million (145%) to $4.5 million from $1.8 million in fiscal 2004. Sales to distributors outside of Europe and Asia increased $0.1 million (12%) to $1.4 million from $1.3 million in fiscal 2004.

CDR® product revenue increased $13.4 million (40%) to $47.1 million (90% of revenue) during fiscal 2005 from $33.7 million (86% of revenue) during fiscal 2004. AccuDEXA® product revenue decreased to $0.4 million from $0.6 million (1% of revenue during each of fiscal 2005 and fiscal 2004, respectively) as a result of a decline in the Company’s sales of the product in fiscal 2005. Warranty revenues decreased $0.2 million (4%) to $4.9 million (9% of revenue) during fiscal 2005 from $5.1 million (13% of revenue) during fiscal 2004. This decrease in warranty revenues results primarily from the continued transition of pre-Patterson legacy customers to Patterson for their service and warranty needs.

Patterson revenue amounted to 61% and 55% of total revenue in fiscal 2005 and 2004, respectively. No other individual customer exceeded 10% of total revenue. Overall sales returns remained under 1% of revenue in fiscal 2005 and 2004.

Total cost of sales for fiscal 2005 increased $3.4 million (29%) to $14.9 million (28% of revenue) from $11.5 million (29% of revenue) in fiscal 2004. The relative cost of sales declined as a result of the Company’s improved operating efficiency and its ability to leverage relatively fixed overhead. This overall improvement is net of lower gross margins from the Company’s newest product offerings as the Company seeks to expand its product base.

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

Research and development expense in fiscal 2005 increased $1.5 million (46%) to $4.8 million (9% of revenue) from $3.3 million (8% of revenue) in fiscal 2004. The increase is the result of higher payroll and research-materials expenses that related to new and ongoing projects and to charges relating to the Company’s three-year consulting agreement with a former executive entered into in May 2004.

Interest expense in fiscal 2005 decreased to zero from $0.2 million in fiscal 2004 due to the Company’s June 2003 prepayment of the outstanding balance of its loan from Greystone Funding Corporation (“Greystone”). Interest income in fiscal 2005 increased $0.3 million to $0.5 million as the Company increased the amount of cash equivalents it held in short-term investments.

Income before income taxes in fiscal 2005 increased $7.1 million (58%) to $19.3 million (37% of revenue) from 12.2 million (31% of revenue) in fiscal 2004 as a result of the items discussed above.

During fiscal 2005, income tax expenses increased $13.1 million to $7.2 million from a tax benefit of $5.9 million in fiscal 2004. In fiscal 2004, the deferred tax valuation allowance was reduced to zero, more than offsetting that year’s current and deferred income tax charges. Consequently, net income for the year ended March 31, 2004 was $11.4 million ($0.67 per diluted share) higher than would otherwise have been reported if such reduction had not been recorded. During fiscal 2005, the Company’s utilization of its net operating losses resulted in a reduction of current taxes of $6.9 million. At March 31, 2005, the Company used all of its net operating loss carryforward. Tax credits approximating $2.4 million are available to offset future income taxes.

As a result of all of the foregoing items, the Company’s net income in fiscal 2005 decreased by $6.0 million (33%) to $12.1 million from $18.1 million in fiscal 2004.

Liquidity and Capital Resources

At March 31, 2006, the Company had $60.8 million in cash, cash equivalents and short-term investments, and working capital of $68.9 million, compared to $39.7 million in cash and cash equivalents, and $47.1 million in working capital, at March 31, 2005. The increase in working capital is primarily attributable to the Company’s increased operating profit during fiscal 2006.

During fiscal 2006, cash provided by operations increased $0.9 million (5%) to $19.9 million, as compared to $19.0 million during fiscal 2005. Accounts receivable increased to $8.7 million at March 31, 2006, as compared to $5.7 million at March 31, 2005, due to increased sales activity. The allowance for doubtful accounts is unchanged at $0.1 million, at March 31, 2006 and 2005. The amount due from Patterson which was included in accounts receivable ($5.2 million at March 31, 2006) was fully collected after year-end. Inventories increased to $5.4 million at March 31, 2006 compared to $3.5 million at March 31, 2005 due to products introduced in fiscal 2006. The Company’s capital expenditures were unchanged at $0.6 million in fiscal 2006. The Company’s capital expenditures in fiscal 2006 and 2005 primarily consisted of tooling costs and computer upgrades.

In connection with the proposed merger with Sirona,, the Company expects to pay cash dividends and other costs related to that transaction approximating $51 million. Management believes that its existing capital resources and other potential sources of credit are adequate to meet its current cash requirements including those summarized above.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2006. Based upon this evaluation, our chief executive officer and principal accounting officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company, including our consolidated subsidiary, is made known to our chief executive officer and principal accounting officer by others within those entities, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of March 31, 2006, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm which audited the Company’s financial statements included in this Form 10-K has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The attestation report appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Schick Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Schick Technologies, Inc. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholder’s equity and cash flows for each of the three years in the period ended March 31, 2006 and financial statement schedule as of and for the three years ended March 31, 2006 of the Company, and our report dated May 19, 2006 expressed an unqualified opinion on those financial statements and financial statements schedule.

/s/ Grant Thornton LLP

New York, New York

May 19, 2006

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The Directors of the Company are as follows:

William K. Hood

Age 82, has served as Chairman of our Board of Directors since June 2004, and as a Director and Chairman of the Audit Committee of our Board of Directors since February 2002. He also has served as a member of the Executive Compensation Committee since May 2002 and as a member of the Nominating Committee since August 2004. Mr. Hood’s current term on the Board expires at our Annual Meeting of Stockholders for the fiscal year ending in 2007. Mr. Hood has been retired since 1996. From 1989 to 1996, Mr. Hood served as a Consultant to Harlyn Products, Inc. and as a member of its Board of Directors. From 1983 to 1988, he was Senior Vice-President of American Bakeries Company. From 1981 to 1983, Mr. Hood served as Dean of the Chapman University School of Business and Management. From 1972 to 1980, he was President and Chief Executive Officer of Hunt Wesson Foods, Inc. Mr. Hood is currently a Trustee of Chapman University.

Arthur D. Kowaloff

Age 59, has served as a Director of the Company since October 2004, as a member of the Audit Committee of the Board of Directors and the Executive Compensation Committee of the Board of Directors since November 2004 and as a member of the Nominating Committee of the Board of Directors since September 2004. Mr. Kowaloff’s current term on the Board expires at the Company’s Annual Meeting of Stockholders for the fiscal year ending in 2008. Mr. Kowaloff has been retired since 2003. From 1998 to 2003, Mr. Kowaloff served as a Managing Director of BNY Capital Markets, Inc. From 1991 to 1998, he was Chief Operating Officer and Senior Managing Director of Patricof & Company Capital Corporation. Prior to that, Mr. Kowaloff was an attorney at the New York City firm of Willkie Farr & Gallagher, where he served as Partner and Executive Committee Member and specialized in corporate and securities law and mergers and acquisitions. Mr. Kowaloff is currently President and Director of the PBP Foundation of New York, a Director of the Orange County Capital Development Corporation, and a Member of the Board of Directors of the Orange Regional Medical Center. Mr. Kowaloff holds a Juris Doctor degree from Yale Law School.

Jeffrey T. Slovin

Age 41, has served as our Chief Executive Officer since June 15, 2004 and as our President since December 1999. He has also served as a Director since December 1999. In addition, from November 2001 to June 15, 2004, Mr. Slovin served as our Chief Operating Officer. Mr. Slovin’s current term on the Board expires at our Annual Meeting of Stockholders for the fiscal year ending in 2007. From 1999 to November 2001, Mr. Slovin was a Managing Director of Greystone & Co., Inc. From 1996 to 1999, he served in various executive capacities at Sommerset Investment Capital LLC, including Managing Director, and as President of Sommerset Realty Investment Corp. During 1995, Mr. Slovin was a Manager at Fidelity Investments Co. From 1991 to 1994, he was Chief Financial Officer of SportsLab U.S.A. Corp. and, from 1993 to 1994, was also President of Sports and Entertainment Inc. From 1987 to 1991, Mr. Slovin was an associate at Bear Stearns & Co., specializing in mergers and acquisitions and corporate finance. Mr. Slovin is currently a member of the Board of Fellows of the Harvard School of Dental Medicine, and a member of the Young President’s Organization. Mr. Slovin holds an M.B.A. degree from Harvard Business School.

Curtis M. Rocca III

Age 43, has served as a Director of the Company and as a member of the Audit Committee of the Board of Directors since May 2002, as Chairman of the Executive Compensation Committee of the Board of Directors since November 2002, and as a member of the Nominating Committee of the Board of Directors since September 2004. Mr. Rocca’s current term on the Board expires at the Company’s Annual Meeting of Stockholders in 2007. Since 2000, Mr. Rocca has been the Managing Partner of Douglas, Curtis & Allyn, LLC., and since January 2005, he has been General Partner of DCA Capital Partners, a private equity fund. From 1998 to 2000, Mr. Rocca served as Chief Executive Officer of Dental Partners, Inc. From 1990 to 1998, Mr. Rocca was Chairman and Chief Executive Officer of Bio-Dental Technologies Corp.

(b) The following table shows the names and ages of all executive officers of the Company, the positions and offices held by such persons and the period during which each such person has served as an officer. The term of office of each person is generally not fixed since each person serves at the discretion of the Board of Directors of the Company.

Name	Age	Officer Position	Since

Jeffrey T. Slovin	41	Chief Executive Officer, President and Director	1999
Michael Stone	53	Executive Vice President	2000
Stan Mandelkern	46	Vice President of Engineering	1999
Ari Neugroschl	35	Vice President of Management Information Systems	2000
Zvi N. Raskin	43	Secretary and General Counsel	1992
Will Autz	52	Vice President of Manufacturing	2003
Ronald Rosner	59	Director of Finance and Administration	2000

The business experience of each of the executive officers who is not a Director is set forth below.

MICHAEL STONE has served as our Executive Vice President since September 2000 and as our Vice President of Sales and Marketing from January 2000 to September 2000. From September 1993 to January 2000, Mr. Stone was General Manager of the Dental Division of Welch-Allyn Company, and from October 1989 to September 1993 was Director of Marketing for Welch-Allyn. Mr. Stone holds an MBA degree from the University of Rochester and is a member of the Executive Advisory Committee for the William E. Simon Graduate School of Business Administration at the University of Rochester.

.

STAN MANDELKERN has served as the Company’s Vice President of Engineering since November 1999. From 1998 to 1999, Mr. Mandelkern was the Company’s Director of Electrical Engineering, and was a Senior Electrical Engineer at the Company from 1997 to 1998. From 1996 to 1997, Mr. Mandelkern was employed at Satellite Transmission Systems as Project Leader for the Digital Video Products Group. From 1989 to 1996, Mr. Mandelkern held various design and management positions at Loral Corp. Mr. Mandelkern holds an M.S. Degree in electrical engineering from Syracuse University.

ARI NEUGROSCHL has served as the Company’s Vice President of Management Information Systems since July 2000. From November 1997 to July 2000, Mr. Neugroschl was the Company’s Director of Management Information Systems, and from February 1996 to November 1997 he served as the Company’s Director of Customer Service and Support. Mr. Neugroschl holds a B.S. in Economics from Yeshiva University.

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

WILL AUTZ has served as the Company’s Vice President of Manufacturing since January 2003. From January 2000 to December 2002, Mr. Autz was the Company’s Director of Manufacturing. From 1996 to 1999, Mr. Autz was the Manager of Manufacturing Engineering at Trident International Inc., a division of Illinois Tool Works Inc. From 1991 to 1996, Mr. Autz was the Director of Manufacturing & Manufacturing Engineering at General Signal Networks, a division of General Signal Inc. Mr. Autz holds a BS in Electromechanical Technology from the New York Institute of Technology and is a member of the American Society of Manufacturing Engineers.

RONALD ROSNER has served as the Company’s Director of Finance and Administration since August 2000. From March 1999 to August 2000, Mr. Rosner served the Company in several senior accounting and financial capacities. From October 1998 to February 1999, Mr. Rosner was a Consultant at Mercantile Ship Corporation, and from April 1997 to October 1998 was the CFO at Coast MFG. Mr. Rosner holds a B.S. degree in Accounting from Brooklyn College and has been a Certified Public Accountant in the State of New York since May 1972. Mr.

Rosner began his professional career at SD Leidesdorf & Co, CPA’s (a predecessor to Ernst & Young LLP) where he served for twelve years, including four as an audit manager.

(c) Not applicable.

(d) Family Relationships

None.

(e) Business Experience

See Items 10(a) and 10(b).

(f) Involvement in Certain Legal Proceedings

There are no legal proceedings involving any of the Company’s Directors or Officers which are reportable hereunder.

Audit Committee Financial Experts

The Company’s Board of Directors has determined that all three members of the Audit Committee, Messrs. Hood, Rocca and Kowaloff, are “independent directors” and “audit committee financial experts,” as those terms are defined by the Securities and Exchange Commission.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the Commission. Such executive officers and directors and greater than 10% beneficial owners are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on a review of the copies of such reports furnished to the Company and/or written representations from executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors and greater than 10% beneficial owners were complied with.

Code of Ethics

On June 2, 2004, by resolution of its Board of Directors, the Company adopted a code of ethics governing the conduct of Company personnel, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the current code of ethics is available on the Company’s Internet website at http://www.schicktech.com. In addition, a copy of the code may be obtained upon request by contacting Michael Friedlander, Associate General Counsel of the Company, at 718-937-5765.

In the event that any amendment is made to the code of ethics, and such amendment is applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, the Company shall disclose the nature of any such amendment on its Internet website within five business days following the date of the amendment. In the event that the Company grants a waiver, including an implicit waiver, from a provision of the code of ethics, to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, the Company shall disclose the nature of any such waiver, including the name of the person to whom the waiver is granted and the date of such waiver, on its Internet website within five business days following the date of the waiver. The Company’s Internet website address is http://www.schicktech.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation received for the fiscal years ended March 31, 2006, 2005 and 2004 by the Company’s Chief Executive Officer and each of the four most highly compensated executive officers of the Company whose total salary and other compensation exceeded $100,000 (the “Named Executives”) for services rendered in all capacities (including service as a Director of the Company) during the year ended March 31, 2006.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion (1)	Securities Underlying Options (2)		All Other Compensa- tion($) (3)

Jeffrey T. Slovin	2006	334,369	250,875	—	—	(4)	13,599
Chief Executive Officer	2005	313,561	243,750	—	400,000		13,519
and President	2004	266,378	100,000	—	7,318		5,128

Michael Stone	2006	257,808	187,500	—	—	(5)	5,317
Executive Vice President of	2005	243,578	187,500	—	150,000		5,146
Sales and Marketing	2004	224,700	68,552	—	6,851		5,023

Zvi N. Raskin, Esq.	2006	231,255	27,577	—	7,000		5,755
General Counsel and	2005	195,152	17,198	—	5,800		4,605
Secretary	2004	235,532	13,530	—	7,111		5,068

Stan Mandelkern	2006	190,000	98,448	—	15,000		5,250
Vice President of	2005	189,166	98,448	—	38,000		5,162
Engineering	2004	172,895	35,031	—	6,606		5,057

Ronald Rosner	2006	177,921	30,821	—	7,000		5,069
Director of Finance	2005	164,884	14,558	—	6,000		4,346
and Administration	2004	160,538	8,968	—	4,726		4,146

(1)	Does not include other compensation if the aggregate amount thereof does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus for the named officer.

(2)	Represents options to purchase shares of Common Stock granted during fiscal 2006, 2005 and 2004, pursuant to the Company’s 1996 Employee Stock Option Plan.

(3)	Reflects amounts contributed by the Company in the form of matching contributions to the Named Executive’s Savings Plan account during fiscal 2006, 2005 and 2004.

(4)	Excludes 1,130,000 options subject to the completion of the merger with Sirona (see note 5 in the notes to the financial statements).

(5)	Excludes 75,000 options subject to the completion of the merger with Sirona.

Employment Agreements and Termination of Employment Arrangements

In June, 2004, the Company entered into a three-year employment agreement with Jeffrey T. Slovin. Pursuant to the Agreement, Mr. Slovin is employed as the Company’s Chief Executive Officer and President. Mr. Slovin’s annual base salary is $325,000, $337,000 and $350,000, respectively, during each year of the initial 3-year term of the Agreement. In addition to base salary, Mr. Slovin is eligible to receive a yearly bonus payment based on the Company’s year-over-year Earnings-Per-Share growth, as defined in the Agreement. Pursuant to the Agreement, Mr. Slovin was also awarded 400,000 employee stock options which vest in equal monthly increments over a period of 48 months. Additionally, under the Agreement, all Company stock options held by Mr. Slovin will immediately vest in the event that the Company has a change in control or is acquired by another company or entity, or, under certain circumstances, if Mr. Slovin is terminated from employment without cause. In addition, if Mr. Slovin is terminated without cause, the Agreement provides that he shall receive severance payments equal to 12 months’ salary and, if applicable, a pro-rated bonus.

In June, 2004, the Company entered into a two-year employment agreement with Michael Stone. Pursuant to the Agreement, Mr. Stone is employed as the Company’s Executive Vice President. Mr. Stone’s annual base salary is $250,000 and $260,000, respectively, during each year of the 2-year term of the Agreement. In addition to base salary, Mr. Stone is eligible to receive a yearly bonus payment based on the Company’s year-over-year Earnings-Per-Share growth, as defined in the Agreement. Pursuant to the Agreement, Mr. Stone was also awarded 150,000 employee stock options which vest in equal monthly increments over a period of 48 months. Additionally, under the Agreement, all Company stock options held by Mr. Stone will immediately vest in the event that the Company has a change in control or is acquired by another company or entity, or, under certain circumstances, if Mr. Stone is terminated from employment without cause. In addition, if Mr. Stone is terminated without cause, the Agreement provides that he shall receive severance payments equal to 12 months’ salary and, if applicable, a pro-rated bonus.

In May 2004, the Company entered into a Consulting and Non-Competition Agreement with David Schick, effective upon Mr. Schick’s resignation in June 2004 as the Company’s Chief Executive Officer and Chairman of the Board. The Agreement provided for the termination of Mr. Schick’s previous employment agreement with the Company, and for Mr. Schick to act as a consultant to the Company for a period of three years. The Agreement required Mr. Schick to perform certain specified duties, including the exploration and evaluation of new product ideas and enhancements, evaluation of technical issues relating to potential products or entity acquisitions, participation in research and development projects, and advice with respect to intellectual property issues. The Agreement also provided that during the term of the Agreement, and for a period of two years thereafter, Mr. Schick may not compete with the Company or solicit Company employees, customers or vendors. In addition, Mr. Schick is required to maintain the confidentiality of the Company’s proprietary information. Pursuant to the Agreement, Mr. Schick was compensated, as full payment for the consulting services rendered to the Company and for his non-competition and other covenants contained in the Agreement, in the amount of $28,000 per month for the term of the Agreement. In addition, the Agreement provides that unvested employee stock options (13,808 at December 12, 2005) held by Mr. Schick remain eligible for continued vesting. In December 2005, the Company paid the remaining cash balance due under the Consulting Agreement ($538,000) and notified Mr. Schick that only the non-compete obligation survived. The Company charged $112,000 to operations for the balance of the unvested stock options.

Compensation of Directors

Directors who are also paid employees of the Company are not separately compensated for any services they provide as directors. In fiscal 2006, each director of the Company who was not a paid employee received an annual retainer of $10,000 as well as $1,000 for each Board meeting attended in person and $1,000 for each Audit Committee meeting attended in person. In addition to the foregoing payments, each chairman of the Audit and Executive Compensation Committees received an annual retainer of $5,000; each member of the Audit Committee received an annual retainer of $5,000; and the Chairman of the Board of Directors received an annual retainer of $30,000. The Company was permitted to, but did not, pay such fees in Common Stock. Moreover, directors who are not paid employees of the Company are eligible to receive annual grants of stock options under the Company’s Directors Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

The Executive Compensation Committee reviews and makes recommendations regarding the compensation of top management and key employees of the Company, including salaries and bonuses. The members of the Executive Compensation Committee during the fiscal year ended March 31, 2006 were William K. Hood, Arthur D. Kowaloff, and Curtis M. Rocca, who serves as Chairman. None of such persons is an officer or employee, or former officer or employee, of the Company or any of its subsidiaries. No interlocking relationship existed during the fiscal year ended March 31, 2006, between the members of the Company’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor had any such interlocking relationship existed in the past.

Stock Option Grants

The following table sets forth information regarding grants of options to purchase Common Stock made by the Company during the year ended March 31, 2006 to each of the Named Executives.

Option Grants in Fiscal 2006 (1)

	Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal 2006 (2)	Exercise Price ($/Share)	Expiration Date	Grant Date Value (3)

Jeffrey T. Slovin	—	—
Michael Stone	—	—
Stan Mandelkern	15,000	8.6%	$25.10	9/26/15	$244,650
Zvi N. Raskin	7,000	4.0%	$25.10	9/26/15	$114,170
Ronald Rosner	7,000	4.0%	$25.10	9/26/15	$114,170

(1)	The Company granted employees options to purchase a total of 175,000 shares of Common Stock in fiscal 2006.

(2)

The Company provisionally granted 1,130,000 and 75,000 options to Mr. Slovin and Mr. Stone, respectively, contingent upon the closing of the merger with Sirona (see note 5 in the notes to the financial statements).

(3)	The Company uses the Black-Scholes valuation model to determine the grant date value. Assumptions used to calculate the grant date value include:

Volatility	68%
Risk-free interest rate	3.73%
Dividend yield	None
Time of exercise	6.25 years

Option Exercises and Year-End Value Table

The following table sets forth information regarding the exercise of stock options during fiscal 2006 and the number and value of unexercised options held at March 31, 2006 by each Named Executive.

Aggregated Option Exercises in Fiscal 2006

and Fiscal 2006 Year-End Option Values

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at March 31, 2006 Exercisable/ Unexercisable	Value of Unexercised “In-the-Money” Options at March 31, 2006 Exercisable/ Unexercisable (1)

Jeffrey T. Slovin	—	—	365,035/1,360,785	$16,116,470/ $37,144,383
Michael Stone	—	—	234,834/ 164,664	10,825,998/ 5,417,376
Stan Mandelkern	—	—	87,021/ 48,613	4,002,538/ 1,721,129
Zvi N. Raskin	37,866	1,294,534	—/ 16,855	— / 588,269
Ronald Rosner	46,026	1,732,627	—/ 15,468	— / 527,397

(1)

Options are “in-the-money” if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $49.90 per share, the closing price per share on March 31, 2006, and the exercise price of the option, multiplied by the applicable number of options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of May 19, 2006 by (i) each director and nominee; (ii) each of the named executive officers; (iii) all executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock:

Number of Shares		Percentage of
Name	Beneficially Owned (1)	Outstanding Shares

Sirona Holdings Luxco S.C.A. and certain affiliates		6,842,382 (2)	42.2%
Greystone Funding Corp.	4,000,000	(3)	23.8%
William K. Hood	120,250	(4)	*
Arthur D. Kowaloff	30,000 (5)		*
Stan Mandelkern	94,222	(6)	*
Zvi N. Raskin	37,866	(7)	*
Curtis M. Rocca	55,000	(8)	*
Ronald Rosner	46,026 (9)		*
Jeffrey T. Slovin	1,202,429	(10)	7.0%
Michael Stone	317,887	(11)	1.9%

All current executive Officers and Directors as a group (12)	1,968,630	11.1%

*	Less than 1%

(1)

Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of May 19, 2006 are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options or warrants but is not deemed outstanding for computing the percentage beneficially owned by any other person.

(2)

In connection with the Exchange Agreement (the “Exchange Agreement”), dated as of September 25, 2005, by and among the Company, Sirona Holdings Luxco S.C.A. (“Luxco”) and Sirona Holding GmbH (“Sirona”), Luxco entered into Voting Agreements and Irrevocable Proxies (each, a “Voting Agreement” and, collectively, the “Voting Agreements”) with each of William K. Hood, Curtis M. Rocca, Euval Barrekette, Dr. Allen Schick, Arthur D. Kowaloff, Michael Stone, Jeffery Slovin, Greystone Funding Corporation and Stan Mandelkern with respect to an aggregate of 6,842,382 shares and therefore may be deemed to have acquired beneficial ownership of these shares. Luxco, Sirona Holdings S.A., MDCP IV Global Investments LP, MDCP IV Global GP, LP, MDCP Global Investors Limited, and Madison Dearborn Partners, LLC (each, a “Reporting Person”) jointly filed a Schedule 13D with the SEC on September 27, 2005 with respect to the shares covered by the Voting Agreements. The offices of Luxco are located at 8-10, rue Mathias Hardt, L-1717 Luxembourg. Sirona Holdings S.A. is the sole manager of Luxco and may therefore be deemed the beneficial owner of the shares, and its offices are located at 10, rue Henri M. Schnadt, L-2530 Luxembourg. MDCP IV Global Investments LP is the controlling shareholder of Sirona Holdings S.A. and may therefore be deemed the beneficial owner of the shares, and its offices are located at c/o Walkers SPV Limited, Walker House, P.O. Box 908GT, Mary Street, George Town, Grand Cayman, Cayman Islands. MDCP IV Global GP, LP is the sole general partner of MDCP IV Global Investments LP and may therefore be deemed the beneficial owner of the shares, and its offices are located at c/o Walkers SPV Limited, Walker House, P.O. Box 908GT, Mary Street, George Town, Grand Cayman, Cayman Islands. MDCP Global Investors Limited is the sole general partner of MDCP IV Global GP, LP and may therefore be deemed the beneficial owner of the shares, and its offices are located at c/o Walkers SPV Limited, Walker House, P.O. Box 908GT, Mary Street, George Town, Grand Cayman, Cayman Islands. Madison Dearborn Partners, LLC may be deemed the beneficial owner of the shares because of its role in directing the formation of each of the above-referenced Reporting Persons, and its offices are located at Three First National Plaza, Suite 3800, Chicago, Illinois 60602.

(3)

The offices of Greystone Funding Corporation are located at Carnegie Hall Tower, 152 West 57th Street, 60th Floor, New York, New York 10019. All such shares held by Greystone Funding Corporation are restricted shares issued upon the exercise of warrants in March 2004 and are subject to a registration rights agreement.

(4)

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

(5)	Consists of 30,000 shares issuable upon the exercise of stock options granted to Mr. Kowaloff in November 2004, pursuant to the 1997 Directors Stock Option Plan.

(6)

Consists of 1,000 shares held by Mr. Mandelkern; 2,000 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in April 1998; 5,000 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in July 1998; 2,560 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in March 1999; 29,120 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in January 2000; 20,880 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in January 2001; 9,288 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in October 2001; 5,430 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in November 2002; 3,304 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in November 2003; 15,000 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in June 2004; 2,000 shares issuable upon the exercise of stock options granted to Mr. Mandelkern in November 2004.

(7)	Consists of 37,866 shares acquired by Mr. Raskin in February 2006 upon his exercise of stock options granted to him pursuant to the 1996 Employee Stock Option Plan.

(8)

Consists of 2,000 shares held by Mr. Rocca; 30,000 shares issuable upon the exercise of stock options granted to Mr. Rocca in July 2002, pursuant to the 1997 Directors Stock Option Plan; and 23,000 shares issuable upon the exercise of stock options granted to Mr. Rocca in February 2004, pursuant to the 1997 Directors Stock Option Plan.

(9)	Consists of 46,027 shares acquired by Mr. Rosner in February 2006 upon his exercise of stock options granted to him pursuant to the 1996 Employee Stock Option Plan.

(10)

Consists of 706,564 shares issued to Mr. Slovin upon his cashless exercise of 750,000 warrants in November, 2004; 97,500 shares issued upon the exercise of warrants in September 2005; 150,000 shares issuable upon the exercise of stock options granted to Mr. Slovin in November 2001; 6,376 shares issuable upon the exercise of stock options granted to Mr. Slovin in November 2002; 3,658 shares issuable upon the exercise of stock options granted to Mr. Slovin in November 2003; 208,331 shares issuable upon the exercise of stock options granted to Mr. Slovin in June 2004; and 30,000 shares issuable upon the exercise of stock options granted to Mr. Slovin in June 2000, pursuant to the 1997 Directors Stock Option Plan.

(11)

Consists of 70,550 shares held by Mr. Stone; 25,000 shares issuable upon the exercise of stock options granted to Mr. Stone in January 2000; 25,000 shares issuable upon the exercise of stock options granted to Mr. Stone in January 2001; 25,000 shares issuable upon the exercise of stock options granted to Mr. Stone in December 2001; 10,207 shares issuable upon the exercise of stock options granted to Mr. Stone in October 2001; 75,000 shares issuable upon the exercise of stock options granted to Mr. Stone in January 2002; 5,579 shares issuable upon the exercise of stock options granted to Mr. Stone in November 2002; 3,426 shares issuable upon the exercise of stock options granted to Mr. Stone in November 2003; and 78,125 shares issuable upon the exercise of stock options granted to Mr. Stone in June 2004.

(12)	Includes shares subject to options held by current officers and directors.

A table containing information, as of March 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance is found above in “Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters — Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company’s annual financial statements for the years ended March 31, 2006 and 2005, and for review of the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years were $420,000 and $419,000, respectively. The audit fees billed for the year ended March 31, 2006 and 2005 included $130,000 and $150,000, respectively for the attestation required by Section 404 of the Sarbanes-Oxley Act.

Audit-Related Fees

For the years ended March 31, 2006 and 2005, the aggregate fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements were $20,000 and $9,000, respectively.

Tax Fees

Fees billed by our auditors for the preparation of corporate income tax returns were $4,000 for the year ended March 31, 2005. For the fiscal year ended March 31, 2006 no tax fees were incurred for services rendered by the auditors to the Company.

All Other Fees

For the fiscal years ended March 31, 2006 and 2005, there were no fees incurred by the Company for services rendered by the auditors to the Company, other than the services reported above.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. The Audit Committee, in accordance with Company procedures and pursuant to its Charter, approved all of the services described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

SCHICK TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of Schick Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Schick Technologies, Inc. and subsidiary (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schick Technologies, Inc. and subsidiary as of March 31, 2006 and 2005, and the consolidated results of their income and their consolidated cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our Audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II - Valuation and Qualifying Accounts of Schick Technologies, Inc. and subsidiary for each of the three years in the period ended March 31, 2006 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 19, 2006 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

May 19, 2006

Schick Technologies, Inc. and Subsidiary

Consolidated Balance Sheets

*(In thousands)

	March 31,

	2006	2005

Assets
Current assets
Cash and cash equivalents	$50,886	$39,725
Short-term investments	9,900	—
Accounts receivable, net of allowance for doubtful accounts of $57	8,666	5,663
Inventories	5,425	3,545
Prepayments and other current assets	782	780
Deferred income taxes	2,688	5,681

Total current assets	78,347	55,394

Property and equipment, net	1,342	1,317
Goodwill	266	266
Deferred income taxes	275	270
Other assets	945	287

Total assets	$81,175	$57,534

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,948	$1,933
Accrued salaries and commissions	2,153	1,590
Income taxes payable	150	—
Warranty obligations	681	446
Deferred revenue	3,536	4,316

Total current liabilities	9,468	8,285

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock ($0.01 par value; 2,500
shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 50,000 shares authorized:
16,685 and 16,034 shares issued and outstanding,
at March 31, 2006 and 2005, respectively)	167	160
Additional paid-in capital	53,460	46,765
Retained earnings	18,080	2,324

Total stockholders’ equity	71,707	49,249

Total liabilities and stockholders’ equity	$81,175	$57,534

__________

*	The accompanying notes are an integral part of these financial statements

Schick Technologies, Inc. and Subsidiary

Consolidated Statements of Income

*(In thousands, except per share amounts)

	Year ended March 31,
	2006	2005	2004

Revenue, net	$70,174	$52,418	$39,393
Total cost of sales	21,160	14,857	11,495

Gross profit	49,014	37,561	27,898

Operating expenses:
Selling and marketing	9,063	7,107	6,118
General and administrative	7,092	6,851	6,291
Research and development	5,018	4,812	3,301
Acquisition and merger related expenses	2,180	—	—
Termination of consulting agreement	650	—	—
Bad debt expense	—	—	105

Total operating expenses	24,003	18,770	15,815

Income from operations	25,011	18,791	12,083

Other income (expense)
Other income	29	—	138
Interest income	1,287	468	153
Interest expense	—	—	(182)

Total interest and other income	1,316	468	109

Income before income taxes	26,327	19,259	12,192
Income tax expense (benefit)	10,571	7,187	(5,917)

Net income	$15,756	$12,072	$18,109

Basic earnings per share	$0.97	$0.78	$1.69

Diluted earnings per share	$0.88	$0.70	$1.07

Weighted average common shares (basic)	16,170	15,389	10,711

Weighted average common shares (diluted)	17,937	17,318	16,864

__________

*	The accompanying notes are an integral part of these financial statements

Schick Technologies, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity

*(In thousands)

			Additional Paid -in Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
	Common Stock

	Shares	Amount

Balance at March 31, 2003	10,206	$102	$42,618	$(27,857)	$14,863
Issuance of common stock	4,820	48	790	—	838
Tax benefit of stock options exercised	—	—	463	—	463
Appreciation of variable stock grant	—	—	655	—	655
Other	—	—	100	—	100
Net income	—	—	—	18,109	18,109

Balance at March 31, 2004	15,026	150	44,626	(9,748)	35,028
Issuance of common stock	1,008	10	627	—	637
Tax benefit of stock options exercised	—	—	642	—	642
Appreciation of variable stock grant	—	—	870	—	870
Net income	—	—	—	12,072	12,072

Balance at March 31, 2005	16,034	160	46,765	2,324	49,249
Issuance of common stock	651	7	2,440	—	2,447
Tax benefit of stock options exercised	—	—	3,352	—	3,352
Appreciation of variable stock grant	—	—	903	—	903
Net income	—	—	—	15,756	15,756

Balance at March 31, 2006	16,685	$167	$53,460	$18,080	$71,707

__________

*	The accompanying notes are an integral part of these financial statements

Schick Technologies, Inc. and Subsidiary

Consolidated Statements of Cash Flows

*(In thousands)

	Year ended March 31,
	2006	2005	2004

Cash flows from operating activities
Net income	$15,756	$12,072	$18,109
Adjustments to reconcile net income to
net cash provided by operating activities
Deferred tax asset	2,988	6,209	(6,630)
Tax benefit of stock options exercised	3,352	642	463
Depreciation and amortization	569	736	1,063
Gain from repayment of long-term debt	—	—	(50)
Provision for bad debts	—	—	105
Provisions for excess and obsolete inventory	142	122	185
Amortization of deferred finance charge	—	—	150
Non-cash compensation	903	870	433
Changes in assets and liabilities:
Accounts receivable	(3,003)	(1,681)	(1,055)
Inventories	(2,022)	(610)	(203)
Prepayments and other current assets	114	81	(430)
Other assets	(41)	(33)	(103)
Accounts payable and accrued expenses	1,578	664	577
Income taxes payable	150	(142)	138
Warranty obligations	235	236	179
Deferred revenue	(780)	(188)	899

Net cash provided by operating activities	19,941	18,978	13,830

Cash flows from investing activities
Proceeds of short-term investments	—	—	712
Purchase of short-term investments	(9,900)	—	—
Investments	(650)	—	—
Capital expenditures, net	(561)	(624)	(292)

Net cash provided by (used in) investing
activities	(11,111)	(624)	420

Cash flows from financing activities
Proceeds of common stock	2,331	637	837
Payment of long-term debt	—	—	(1,453)

Net cash provided by (used in) financing
activities	2,331	637	(616)

Net increase in cash and cash equivalents	11,161	18,991	13,634
Cash and cash equivalents at beginning of the year	39,725	20,734	7,100

Cash and cash equivalents at end of the year	$50,886	$39,725	$20,734

Interest paid	—	$—	$32

Income taxes paid	$4,032	$525	$111

See Note 15 for supplemental cash flow disclosure.

__________

*	The accompanying notes are an integral part of these financial statements

Schick Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.  Organization and Business

Schick Technologies, Inc. (the “Company”) designs, develops, manufactures and markets innovative digital radiographic imaging systems and devices for the dental and medical markets that utilize low dosage radiation to produce instant computer generated, high-resolution, electronic x-ray images. The Company’s products are sold worldwide.

The Company operates in one reportable segment — digital radiographic imaging systems. The Company’s principal products include its suite of CDR(R) dental imaging products.

2.  Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Schick New York. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions relate to the allowance for doubtful accounts, allowances for estimated sales returns, inventory obsolescence and estimated costs of initial warranties. Management has exercised reasonable judgment in deriving these estimates. However, actual results could differ from these estimates. Consequently, an adverse change in conditions could affect the Company’s estimates.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost. At March 31, 2006, and 2005 cash balances in excess of FDIC insurance approximates $50.8 million and $39.6 million, respectively.

Short-Term Investments

Short-term investments are municipal debt securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on our ability to market and sell these instruments, we classify auction-rate debt securities available-for-sale and carry them at amortized cost, which approximates fair value. Investments in these securities can be sold for cash on the auction date.

Accounts Receivable

The Company reports accounts receivable net of an allowance for uncollectible accounts. The largest of the Company’s accounts receivable (59% and 49%, at March 31, 2006 and 2005, respectively) is due from its exclusive domestic distributor, Patterson Dental Company, Inc. (“Patterson”). Other accounts receivable are due from international distributors and agencies of the US military. Credit is extended to distributors on varying terms between 30 and 90 days and is made without collateral. Most international credit is underwritten by credit insurance. The Company provides an allowance for doubtful accounts based upon analysis of the accounts receivable aging. The Company writes off accounts receivable when they become uncollectible. Subsequently received payments are credited to operations.

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

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation and amortization. The cost of additions and substantial improvements to equipment is capitalized. The cost of maintenance and repairs of equipment and leaseholds is charged to operating expenses. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets ranging from five to ten years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Revenues from sales of the Company’s hardware and software products are recognized at the time of shipment to customers, and when no significant obligations exist and collectibility is probable. The Company provides its exclusive domestic distributor with a 30-day return policy but allows for an additional 15 days and accordingly recognizes allowances for estimated returns pursuant to such policy at the time of shipment. Revenue from foreign customers is recognized at the time of shipment in accordance with foreign sales orders. Revenues from foreign distributors are generally the result of exclusive distribution arrangements which, among other matters, address exclusivity, territory, minimum purchase requirements, product pricing, term and termination. The Company’s post shipment obligations to foreign distributors are limited to warranty coverage. The Company provides for warranty costs at the time of shipment. Foreign distributors do not have the right to return product. The Company occasionally grants volume discounts to foreign distributors. These are accounted for as a reduction of revenues when earned. With respect to products shipped to its exclusive domestic distributor, the Company defers revenue until Patterson ships such inventory from its distribution centers. Amounts received from customers in advance of product shipment are classified as deposits from customers. The Company records as revenue shipping and handling charges invoiced to customers. The cost of shipping and handling is recorded in cost of sales. Revenues from the sale of extended warranties on the Company’s products are recognized on a straight-line basis over the life of the extended warranty, which is generally a period of up to two years. Deferred revenues relate to extended warranty fees paid by customers prior to the performance of extended warranty services and to certain shipments to Patterson, as described above.

Advertising Costs

Advertising costs included in selling and marketing expenses are expensed as incurred and were $1.0 million, $0.5 million and $0.4 million, for the years ended March 31, 2006, 2005, and 2004, respectively.

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

The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally up to one year). Deferred revenues related to extended warranties were $2.2 million at each of March 31, 2006 and 2005. Services costs are expensed as incurred.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the relatively short maturity associated with the Company’s cash, accounts receivable and accounts payable.

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

Stock-based compensation

At March 31, 2006, the Company has stock-based compensation plans which are described more fully in Note 14. As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, the Company accounts for stock-based compensation arrangements with employees under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations”. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year ended March 31,
	2006	2005	2004
	(in thousands, except per share amounts)

Net income, as reported	$15,756	$12,072	$18,109
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	1,215	708	359

Pro forma net income	$14,541	$11,364	$17,750

Earnings per share:
Basic-as reported	$0.97	$0.78	$1.69

Basic-pro forma	$0.90	$0.74	$1.66

Diluted-as reported	$0.88	$0.70	$1.07

Diluted-pro forma	$0.81	$0.65	$1.05

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

4.  Accounting for Business Combinations, Intangible Assets and Goodwill

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”. The standard requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged, shall be recognized as assets apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

In August 2002, the Company performed a transitional fair value based impairment test and in, March 2006 and 2005, performed annual fair value impairment tests. These tests indicate that the fair value is greater than the recorded value of goodwill. Therefore the Company’s goodwill was not impaired during the years ended March 31, 2006, 2005 and 2004.

5.  Proposed Business Combination with Sirona Dental Systems

On September 26, 2005, the Company announced that it had entered into a definitive agreement to combine its business with Sirona Dental Systems (“Sirona”). The transaction is structured as a stock-for-stock tax-free exchange in which the Company will issue Sirona’s parent company 36.97 million new shares of the Company’s Common Stock in exchange for 100% of that parent’s economic interest in Sirona. Sirona’s owners will have an ownership interest in the combined company of 67%, with current Company shareholders holding the remainder. The Company’s shareholders of record as of June 19, 2006 will also receive a $2.50 per share cash dividend, subject to the approval of the combination. This dividend has been declared by the Company’s Board of Directors and is expected to be paid on or about June 22, 2006.

Management believes that the transaction will create a global leader in high-tech dental equipment with strong global presence and a breadth of products. It is expected that the merged company will be renamed Sirona Dental Systems, Inc., with corporate headquarters to be located at Sirona’s facilities in Bensheim, Germany and U.S. headquarters at the Company’s facilities in New York.

The merger has been unanimously approved by both companies’ Boards of Directors and is expected to close on or about June 20, 2006. It is subject to approval by the Company’s shareholders and other customary closing conditions. Voting agreements in support of the transaction have been signed by shareholders holding approximately 37% of the Company’s issued and outstanding common shares.

Sirona’s Chief Executive Officer, Jost C. Fischer, will become Chairman, President and Chief Executive Officer of the combined Sirona Dental Systems, Inc. Jeffrey T. Slovin, Schick’s President and Chief Executive Officer, will become Executive Vice President of the combined company and Chief Operating Officer of U.S. Operations. Simone Blank, Sirona’s Chief Financial Officer, will become Executive Vice President and Chief Financial Officer of the combined company.

The transaction will be presented for approval at a special meeting of Company shareholders, to be held on June 14, 2006. If so approved, the transaction is expected to close June 20, 2006. At the meeting, among other matters, the Company’s shareholders will be asked to approve an increase in the total number of authorized shares of common stock from 50 million to 95 million and an increase in the total number of authorized shares of preferred stock from 2.5 million to 5 million.

In connection with the shareholders meeting, the Company has filed proxy materials with the Securities and Exchange Commission. In connection with this transaction, the Company has hired an investment banking firm whose fees, approximately $6 million, are payable upon the closing of the transaction.

In connection with the proposed transaction, options to acquire 1,530,000 shares of stock at $25.10 per share were provisionally granted subject to completion of the merger. A portion of that grant was made to the Company’s CEO, Jeffrey T. Slovin, and its Executive Vice President, Michael Stone, in the respective amounts of 1,130,000 and 75,000 options. In the event that the merger is completed, but the Company’s shareholders do not approve a proposed amendment to the Company’s 1996 stock option plan, Mr. Slovin and Mr. Stone would be entitled to receive the economic equivalent of the foregoing options.

During the year ended March 31, 2006 the Company incurred and charged $1.9 million to operations for Sirona-related expenses. Additionally, $0.3 million was charged to operations in connection with other potential acquisitions.

On September 28, 2005, a purported class action complaint was filed in the Delaware Court of Chancery with respect to the proposed combination of the Company and, Sirona. In April 2006 the complaint was dismissed without prejudice.

6.  Earnings Per Share

Basic earnings per share (“Basic EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. The following table is the reconciliation from basic to diluted shares for the years ended March 31, 2006, 2005 and 2004.

	March 31,
	2006	2005	2004

	(in thousands)
Basic shares	16,170	15,389	10,711
Dilutive:
Options	1,743	1,395	1,382
Warrants	24	534	4,771

Diluted shares	17,937	17,318	16,864

At March 31, 2005 and 2004, outstanding options and warrants to purchase 66,000 and 87,000 shares of common stock, respectively, at exercise prices ranging from $4.91 to $27.72 per share have been excluded from the computation of diluted earnings per share as they are antidilutive. At March 31, 2006 there were no outstanding options and warrants excluded from the computation of diluted earnings per share.

7.  Inventories

Inventories at March 31, 2006 and 2005, net of provisions for excess and obsolete inventories, are comprised of the following:

	March 31,
	2006	2005

	(in thousands)
Raw materials	$3,594	$2,171
Work-in-process	257	218
Finished goods	1,574	1,156

Total inventories	$5,425	$3,545

8.  Property and Equipment

Property and equipment at March 31, 2006 and 2005 is comprised of the following:

	March 31,
	2006	2005

	(in thousands)
Production equipment	$6,276	$5,984
Computer and communications equipment	1,424	1,202
Demonstration equipment	246	221
Leasehold improvements	1,986	1,986
Other equipment	172	150

Total property and equipment	10,104	9,543
Less accumulated depreciation and amortization	8,762	8,226

Property and equipment, net	$1,342	$1,317

9.  Accounts payable and accrued expenses

Accounts payable and accrued expenses are summarized as follows at March 31, 2006 and 2005:

	March 31,
	2006	2005

	(in thousands)
Advertising and marketing expenses	$93	$133
Inventory	1,220	626
Professional fees	631	265
Refunds payable	107	94
Royalties	194	181
Travel and entertainment	200	194
Other	503	440

Accounts payable and accrued expenses	$2,948	$1,933

10.  Income Taxes

The following table provides detail of the income tax expense (benefit) for the years ended March 31, 2006, 2005 and 2004:

	March 31,
	2006	2005	2004

	(in thousands)
Current expense
Federal	$5,358	$743	$250
State	2,225	235	—

Total current expense	7,583	978	250

Deferred tax expense
Federal	2,857	5,374	4,087
State	131	835	1,101

Total deferred tax benefit	2,988	6,209	5,188

Tax expense	10,571	7,187	5,438
Deferred tax asset reserve reversal	—	—	(11,355)

Net tax expense (benefit)	$10,571	7,187	($ 5,917)

The reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate is as follows:

	Year Ended March 31,
	2006	2005	2004
Tax benefit at Federal statutory rate	35.0%	35.0%	34.2%
State income tax expense, net of Federal tax benefit	5.8%	5.6%	5.3%
Permanent differences	1.0%	-1.0%	-0.9%
Income tax credits	-0.9%	-1.2%	-1.4%
Deferred tax valuation allowance reversal	—	—	-85.7%
Effect of rate change	—	-1.2%	—
Other	-0.7%	0.1%	—%

Effective tax rate	40.2%	37.3%	-48.5%

Significant components of the Company’s deferred tax assets (liabilities) at March 31, 2006, 2005 and 2004 are as follows:

	March 31,
	2006	2005	2004
	(in thousands)
Net operating loss carryforwards balance	$—	$—	$6,885
Reserves and allowances for inventory	689	1,229	1,155
Accounts receivable and warranties	1,732	1,986	1,966
Tax credit and carryforwards	170	2,441	2,016
Depreciation and other	213	266	91
Other	159	29	47

Net deferred tax asset	$2,962	$5,951	$12,160

During fiscal 2005 and 2004 the Company’s utilization of its net operating losses resulted in a reduction of current taxes in the amount of $6.9 million and $4.8 million, respectively.

At March 31, 2006, the Company no longer has a net operating loss carryover.

11.  Warranties

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

The following table reconciles aggregate warranty liability as at March 31:

	2006	2005
	(in thousands)
Beginning balance	$446	$210
Warranties accrued in period	3,562	2,652
Warranties paid in period	(3,327)	(2,416)

Balance end of period	$681	$446

The Company records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts (generally up to one year). Deferred revenues related to extended warranties were $2.2 million at each of March 31, 2006 and 2005.

12.  Concentration of Risks and Customer Information

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, government regulation, manufacturing disruptions, competition, reliance on certain customers and vendors, absence of redundant facilities, credit risk, product liability and other liability claims, adequacy of insurance coverage and litigation.

Substantially all of the Company’s sales are to domestic and foreign dentists, doctors, and distributors of dental and medical supplies and equipment.

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

Approximately $15.8 million, $13.9 million and $9.9 million of the Company’s revenues in fiscal 2006, 2005 and 2004, respectively, were from foreign customers. The majority of such foreign revenues were from customers in Europe and Asia. Approximately $47.5 million, $31.8 million and $21.6 million of the Company’s revenues in fiscal 2006, 2005 and 2004, respectively, were from a single customer, Patterson Dental Company (“Patterson”).

On April 6, 2000, the Company entered into an agreement with Patterson which granted Patterson exclusive rights to distribute the Company’s dental products in the United States and Canada effective May 1, 2000. In July 2005, the exclusive distribution agreement with Patterson was renewed through December 31, 2007.

13.  Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain executive officers. As of March 31, 2006, aggregate minimum compensation obligations under these employment agreements are $0.5 million through the year ending March 31, 2008.

In addition, certain of the Company’s agreements provide for the issuance of common stock and/or common stock options to executives, which generally vest ratably over the term of the agreements (2-3 years). Additionally, certain executives may earn bonus compensation based upon the specific terms of the respective agreements.

Investment Banking Fee

The Company will be obligated to pay investment banking fees approximating $6.4 million subject to the closing of the Sirona merger.

Operating Leases

The Company leases its facilities under an operating lease agreement expiring June 2007. Rent expense for the years ended March 31, 2006, 2005, and 2004 was $0.5 million, $0.5 million and $0.6 million, respectively.

Future minimum payments on a fiscal year basis under non-cancelable operating leases are as follows:

2007	$526,000
2008	137,000

$663,000

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

Litigation

The Company may be a party to a variety of legal actions, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits and intellectual property related litigation. In addition, because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity may increase the Company’s exposure for any of these types of claims. In some cases, substantial punitive damages may be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities, such as those based upon the commission of fraud, may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

14.  Stock Option Plan, Stock Grants and Defined Contribution Plan

Stock Option Plan and Stock Grants

In April 1996, the Company implemented its 1996 Stock Option Plan (the “Plan”) whereby incentive and non-qualified options to purchase shares of the Company’s common stock may be granted to employees, directors and consultants. In September 1998, the Plan was amended to increase the number of shares of common stock issuable under the Plan from 470,400 to 1,000,000, and the Plan was further amended in November 2000 to increase the number of shares of common stock issuable under the Plan to 3,000,000.

On September 25, 2005, the Board approved, subject to stockholder approval, an amendment of the Plan to increase the number of shares of common stock available for issuance by 1,700,000 shares. On that date the Board also granted 1,530,000 options which are subject to stockholder approval of the Plan amendment and which will terminate if the proposed combination with Sirona does not occur. The Plan expired on April 22, 2006. Accordingly, other than the options described in this paragraph no further options may be granted under the Plan.

The Board of Directors determines exercise and vesting periods and the exercise price of options granted under the Plan. The Plan stipulates that the exercise price of non-qualified options granted under the Plan must equal or exceed 85% of the fair market value of the Company’s common stock as of the date of grant of the option; however, the Company has never granted options having an exercise price lower than the fair market value of the underlying common stock on the date of grant. Additionally, no option may be exercisable after ten years from the date of grant. Options granted under the Plan generally vest over a period of four years.

In 1997, the Company adopted the Directors Plan. In November 2002, the plan was amended to increase the number of shares of Common Stock issuable to 600,000. At March 31, 2006, 2005 and 2004, a total of 527,000, 528,000 and 468,000 options to purchase common stock pursuant to the Directors Plan were outstanding, respectively. The plan stipulates that the exercise price of non-qualified options granted under the plan must equal or exceed 85% of the fair market value of the Company’s common stock as of the date of grant of the option, and no option may be exercisable after ten years from the date of grant. Options granted under the plan generally vest over a period of two years. The Company has never granted options at less than market on the date of grant.

The fair value of options granted to employees and directors during Fiscal years 2006, 2005 and 2004 has been determined on the date of the respective grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Year ended March 31,
	2006	2005	2004
Dividend yield	None	None	None
Risk-free interest rate on date of grant	3.73%	3.08%	1.04%-1.29%
Forfeitures	None	None	None
Expected life	6.25 years	4 years	4 years
Volatility	68%	70%	75%
Weighted average fair value per share	$ 15.78	$ 5.92	$ 4.10

The following tables summarize information regarding stock options for fiscal years 2006, 2005 and 2004 (all share amounts in thousands):

	2006		2005		2004
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding, beginning of year	2,631	$5.52	2,124	$3.36	2,077	$2.54
Options granted	205	24.21	815	10.46	363	7.41
Options exercised	(548)	3.66	(301)	2.07	(292)	1.44
Options forfeited	(4)	9.17	(7)	6.20	(24)	10.52

Options outstanding, end of year	2,284	$7.77	2,631	$5.52	2,124	$3.36

Range of exercise prices	Options outstanding at March 31, 2006	Exercisable options at March 31, 2006	Weighted average remaining contractual life (years)
$ 0.50 to $ 1.56	665	665	4
$ 2.15 to $ 3.20	273	259	6
$ 4.91 to $ 8.25	308	193	7
$10.36 to $19.01	844	350	8
$20.88 to $27.72	194	19	9

At March 31, 2006, there were 116 options available for grant under our option plans. The fair value of options granted was $3.2 million, $4.8 million and $1.4 million during fiscal 2006, 2005 and 2004, respectively.

Defined Contribution Plan

The Company has a defined contribution savings plan, which qualifies under Section 401(k) of the Internal Revenue Code, for employees meeting certain service requirements. Participants may contribute up to 15% of their gross wages not to exceed, in any given year, a limitation set by the Internal Revenue Service regulations. The plan provides for mandatory matching contributions to be made by the Company to a maximum amount of 2.5% of a plan participant’s compensation. Company contributions to the plan approximated $220,000, $190,000 and $190,000, respectively, in fiscal 2006, 2005 and 2004.

15.   Stockholders’ Equity

In December 1999, the Company issued warrants for 5,000,000 shares of common stock, to Greystone Funding Corporation (“Greystone”) in connection with a financing transaction. Of those warrants, 750,000 were issued to a Greystone employee as designee of Greystone. That individual became President of the Company in December 1999 and Chief Executive Officer in June 2004. In November 2004, the Company’s CEO exercised the 750,000 aforementioned outstanding warrants under the grant’s cashless provision and received 706,564 unregistered shares of common stock. In March 2004, Greystone exercised all of its outstanding warrants. In one transaction, Greystone paid $414,000 to acquire 552,500 unregistered shares of common stock. In a second transaction, Greystone exercised under the cashless provision governing its grant of 4,250,000 warrants and received 3,975,216 unregistered shares of common stock. The market price of the Company’s common stock was $11.60 at the date of exercise. On September 28, 2005, the Company’s CEO exercised his remaining warrants paying $73,000 to acquire 97,500 unregistered shares of common stock.

16.   Unaudited selected quarterly financial data

The following is a summary of the Company’s unaudited quarterly operating results for the years ended March 31, 2006 and 2005:

	Mar 31, 2006	Dec 31, 2005	Sep 30, 2005	Jun 30, 2005
	(in thousands, except per share amounts)
Statement of Earnings Data:
Revenue, net	$18,275	$22,105	$14,111	$15,683
Total cost of sales	5,574	6,426	4,461	4,699

Gross profit	12,701	15,679	9,650	10,984

Gross profit margin	69.5%	70.9%	68.4%	70.0%
Operating expense:
Selling and marketing	2,035	2,360	2,342	2,326
General and administrative	1900	1,862	1,515	1,815
Research and development	1,455	1,204	1,234	1,125
Acquisition and merger related expense	788	285	1,107	—
Termination of consulting agreement	—	650	—	—

Operating expense	6,178	6,361	6,198	5,266

Income from operations	6,523	9,318	3,452	5,718

Net income	$3,711	$6,010	$2,403	$3,632

Earnings per share:
Basic income	$0.23	$0.37	$0.15	$0.23

Diluted income	$0.20	$0.33	$0.13	$0.21

Weighted average common
shares outstanding (basic)	16,413	16,175	16,057	16,036

Weighted average common
shares outstanding (diluted)	18,173	18,028	17,844	17,702

	Mar 31, 2005	Dec 31, 2004	Sep 30, 2004	Jun 30, 2004
	(in thousands, except per share amounts)
Statement of Earnings Data:
Revenue, net	$13,854	$16,813	$10,870	$10,881
Total cost of sales	4,532	4,144	2,972	3,209

Gross profit	9,322	12,669	7,898	7,672

Gross profit margin	67.3%	75.4%	72.7%	70.5%
Operating expense:
Selling and marketing	1,885	2,235	1,531	1,456
General and administrative	1,859	1,723	1,284	1,985
Research and development	939	1,456	1,305	1,112

Operating expense	4,683	5,414	4,120	4,553

Income from operations	4,639	7,255	3,788	3,119

Net income	$3,389	$4,398	$2,486	$1,799

Earnings per share:
Basic income	$0.21	$0.28	$0.16	$0.12

Diluted income	$0.19	$0.25	$0.14	$0.10

Weighted average common
shares outstanding (basic)	15,988	15,441	15,099	15,058

Weighted average common
shares outstanding (diluted)	17,633	17,359	17,231	17,210

Schedule II

Schick Technologies, Inc. and Subsidiary

Valuation and Qualifying Accounts (in thousands)

		Additions

	Balance at Beginning Of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

ALLOWANCE FOR DOUBTFUL
ACCOUNTS
For the year ended March 31, 2006	$57					$57
For the year ended March 31, 2005	138			$81	(a)	57
For the year ended March 31, 2004	42	$105		9	(a)	138

RESERVE FOR OBSOLETE/SLOW
MOVING INVENTORY
For the year ended March 31, 2006	$2,949	$142		$1,470	(b)	$1,621
For the year ended March 31, 2005	2,833	122		6	(b)	2,949
For the year ended March 31, 2004	2,837	185		189	(b)	2,833

VALUATION ALLOWANCE —
DEFERRED TAX ASSET
For the year ended March 31, 2004	$11,355			$11,355	(c)	—

(a)	Accounts receivable written off
(b)	Inventory disposed of
(c)	Reduction of valuation allowance

(a)	Documents filed as a part of this Report

(1)	Consolidated Financial Statements filed as part of this Report:

Index to Consolidated Financial Statements	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at March 31, 2006 and 2005	F-3

Consolidated Statements of Earnings for the years ended
March 31, 2006, 2005 and 2004	F-4

Consolidated Statement of Changes in Stockholders’
Equity for the years ended March 31, 2006, 2005 and 2004	F-5

Consolidated Statements of Cash Flows for the years ended
March 31, 2006, 2005 and 2004	F-6

Notes to Consolidated Financial Statements	F-7

(2)	Financial statement schedules filed as part of this Report

Schedule II

Valuation and Qualifying Accounts	F-18

Schedules other than that mentioned above are omitted because the conditions requiring their filing do not exist, or because the information is provided in the financial statements filed herewith, including the notes thereto.

(b)	The following Exhibits are included in this report:

Exhibit No.	Item Title	Filed herewith or incorporated by Reference

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-33731, filed on June 30, 1997)

*

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed on July 13, 2001)	*

4.1	Form of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-33731, filed on June 30, 1997)	*

4.2	Form of private-placement Warrant of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-33731, filed on June 30, 1997)	*

4.3

Agreement and Plan of Merger, dated as of May 15, 1997, among Schick Technologies, Inc., a New York corporation, Schick Technologies, Inc., a Delaware corporation and STI Acquisition Corp, a Delaware corporation (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, File No. 333-33731, filed on June 30, 1997)

*

10.1	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on July 13, 2001)	*

Exhibit No.	Item Title	Filed herewith or incorporated by Reference

10.2	1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on June 18, 2003)	*

10.3

Form of Non-Disclosure, Non- Solicitation, Non-Competition and Inventions Agreements between Schick Technologies, Inc. and Named Executives of Schick Technologies, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-33731, filed on June 30, 1997)

*

10.4

Service and License Agreement between Photobit, LLC and Schick Technologies, Inc. dated as of June 24, 1996 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-33731, filed on June 30, 1997)

*

10.5

Registration Rights Agreement between Schick Technologies, Inc. and Greystone, dated as of December 27, 1999 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on June 29, 2000)

*

10.6

Registration Rights Agreement between Schick Technologies, Inc. and DVI Financial Services, Inc., dated as of March 15, 2000 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed on June 29, 2000)

*

10.7

Distributorship Agreement, dated April 6, 2000, by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed on June 29, 2000)

*

10.8

Employment Agreement between Schick Technologies, Inc. and Jeffrey T. Slovin, dated November 9, 2001 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed on June 17, 2002)

*

10.9

Consulting and Non-Competition Agreement between Schick Technologies, Inc. and David B. Schick, dated May 7, 2004 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)

*

10.10

Employment Agreement between Schick Technologies, Inc. and Jeffrey T. Slovin, dated June 9, 2004 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)

*

10.11

Employment Agreement between Schick Technologies, Inc. and Michael Stone, dated June 15, 2004 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)

*

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)	*

Exhibit No.	Item Title	Filed herewith or incorporated by Reference
21.1	List of Subsidiaries of Schick Technologies, Inc.	+

23.1	Consent of Independent Registered Public Accounting Firm	+

24.1	Powers of Attorney (included on signature page of this Report)	+

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

*	Previously filed; incorporated herein by reference

+	Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Island City, State of New York, on May 31, 2006.

SCHICK TECHNOLOGIES, INC.

By: /s/ Jeffrey T. Slovin

Jeffrey T. Slovin

Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 31, 2006.

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

Signature	Title

/s/ Jeffrey T. Slovin	Chief Executive Officer, President and Director
Jeffrey T. Slovin	(Principal executive officer)

/s/ Ronald Rosner Ronald Rosner	Director of Finance and Administration (Principal financial and accounting officer)

/s/ William K. Hood	Chairman of the Board and Directors

William K. Hood

/s/ Arthur D. Kowaloff	Director

Arthur Kowaloff

/s/ Curtis M. Rocca III	Director

Curtis M. Rocca III