Form 10-Q
period 2006-06-30
SIRONA DENTAL SYSTEMS, INC.
filed 2006-08-09
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

Commission file number: 000-22673

SIRONA DENTAL SYSTEMS, INC.
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

Large Accelerated Filer ☐                  Accelerated Filer ☒            Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of August 7, 2006, 54,598,189 shares of common stock, par value $.01 per share, were outstanding.

SIRONA DENTAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sirona Dental Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	September 30,
(U.S. $ in thousands)	2006	2005
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$75,685	$65,941
Restricted cash	604	674
Restricted short term investments	—	745
Accounts receivable, net of allowance for doubtful accounts of $502 and $402, respectively	62,275	47,631
Inventories, net	61,111	47,340
Deferred tax assets	8,482	3,242
Prepaid expenses and other current assets	19,748	33,856

Total current assets	$227,905	$199,429

Property, plant and equipment, net	53,161	49,180
Goodwill	615,621	468,769
Intangible assets, net	636,480	489,442
Other non-current assets	16,849	21,981
Deferred tax assets	307	9,874

Total assets	$1,550,323	$1,238,675

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$27,732	$22,173
Current portion of long-term debt	13,922	10,103
Income taxes payable	17,143	1,531
Deferred tax liabilities	4,920	3,219
Accrued liabilities and deferred income	58,019	63,757

Total current liabilities	$121,736	$100,783
Long term debt	525,406	576,622
Deferred tax liabilities	253,551	196,392
Other non-current liabilities	14,852	9,585
Indebtedness to related parties	—	184,712
Pension related provisions	48,601	43,847
Deferred income	100,000	100,000
Total liabilities	$1,064,146	$1,211,941

Minority interest	113	42

Shareholders’ equity
Common share capital	546	30
Additional paid-in capital	579,050	123,696
Excess of purchase price over predecessor basis	(49,103)	(49,103)
Accumulated deficit	(45,918)	(48,161)
Accumulated other comprehensive income	1,489	230

Total shareholders’ equity	$486,064	$26,692

Total liabilities, minority interest and shareholders’ equity	$1,550,323	$1,238,675

The accompanying footnotes are an integral part of these consolidated financial statements

Sirona Dental Systems, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
(U.S. $ in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		Predecessor		Predecessor
Revenue	$117,337	$106,372	$385,062	$358,285
Cost of sales	65,565	61,046	202,045	199,463

Gross profit	$51,772	$45,326	$183,017	$158,822
Operating expenses (income):
Selling, general and administrative expense	33,470	32,677	101,112	93,236
Research and development	8,166	6,740	23,139	21,700
Write off of in-process research and development	6,000	—	6,000	—
Provision for doubtful accounts and notes receivables	(138)	(130)	44	(127)
Other operating expense (income), net	622	(471)	2,306	(384)

Operating income	3,652	6,510	50,416	44,397
Foreign currency transactions (gain) loss	(11,361)	8,578	(9,481)	749
Unrealized (gain) loss on derivative instruments	(2,397)	4,304	(3,769)	4,383
Interest expense, net	14,893	7,035	43,893	22,774
Other income	—	(129)	—	(129)

Income (loss) before income taxes and minority interest	2,517	(13,278)	19,773	16,620
Income tax provision (benefit)	7,983	(3,234)	17,463	5,444
Minority interest	45	(236)	67	50
Net (loss) income	$(5,511)	$(9,808)	$2,243	$11,126

(Loss) income per share - basic	$(0.14)	$ N/A	$0.06	$ N/A
(Loss) income per share - diluted	$(0.14)	$ N/A	$0.06	$ N/A

Weighted average shares - basic	38,908,289	N/A	37,617,750	N/A
Weighted average shares - diluted	38,908,289	N/A	38,085,232	N/A

The accompanying footnotes are an integral part of these consolidated financial statements

Sirona Dental Systems, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
(U.S. $ in thousands)	June 30, 2006	June 30, 2005
		Predecessor
Cash flows from operating activities
Net income	$2,243	$11,126
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	45,967	44,155
Gain on disposal of property, plant and equipment	2	(45)
Unrealized (gain) loss on derivative instruments	(3,769)	4,383
Foreign currency transactions (gain) loss	(9,481)	749
Accreted interest on long term debt	15,317	3,115
Deferred income taxes	(3,817)	(2,546)
Write off of in-process research and development	6,000	—
Amortization debt issuance cost	5,283	1,807
Compensaton expense from stock options	347	—

Changes in assets and liabilities

Accounts receivable	(4,798)	(1,547)
Inventories	(4,039)	(2,869)
Prepaid expenses and other current assets	13,029	(13)
Restricted Cash	103	(276)
Changes in other non-current assets	8,853	(51)
Trade accounts payable	(4,200)	(6,701)
Accrued liabilities	(11,357)	8,068
Other non-current liabilities	6,740	(6,809)
Income taxes payable	15,014	2,260

Net cash provided by operating activities	$77,437	$54,806

Cash flows from investing activities
Investment in property, plant and equipment	(10,184)	(11,041)
Proceeds from sale of property, plant and equipment	700	191
Restricted short term investments	753	(272)
Purchase of intangible assets	(1,469)	(586)
Deferred purchase price payment	—	(25,700)
Acquisition of a business, net cash acquired	14,279	—

Net cash provided by (used in) investing activities	$4,079	$(37,408)

Cash flows from financing activities
Repayment of shareholder loans	—	2,596
Repayments of long-term debt	(73,962)	(17,220)
Proceeds from shares under share-based compensation plans	—	—

Net cash used in financing activities	$(73,962)	$(14,624)

Change in cash and cash equivalents	7,554	2,774
Effect of exchange rate change on cash & cash equivalents	2,190	877
Cash and cash equivalents at beginning of period	65,941	38,877

Cash and cash equivalents at end of period	$75,685	$42,528

The accompanying footnotes are an integral part of these consolidated financial statements

Supplemental information
Interest paid	23,420	22,274
Interest capitalized	122	51
Income taxes paid (received)	4,744	(1,393)
Acquisition of businesses, net cash acquired
Current assets	19,450
Property, plant and equipment and other non-current assets	207,961
Goodwill and intangible assets	289,412
Current liabilities	(75,579)
Shares and options exchanged	(455,523)
	(14,279)

SIRONA Dental Systems, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

These unaudited interim condensed consolidated financial statements (“interim financial statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the reporting date and the reported amounts of revenues and expenses for the interim period. Actual amounts could differ from those estimates. Except as otherwise disclosed, all amounts are reported in thousands of U.S. dollars (“$”).

On September 25, 2005, Schick Technologies, Inc. (“Schick”), which on June 20, 2006 was renamed Sirona Dental Systems, Inc. (“SIRONA” or the “Company”), entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. (“Luxco”) and Sirona Holding GmbH (“Sirona Holding”) providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of €150,992 ($181,960) plus accrued interest in the amount of $23,606 as of June 20, 2006 (the “Exchange”). The Exchange closed on June 20, 2006. For accounting purposes, the Exchange is accounted as a reverse acquisition of Schick by Sirona Holding. The historical financial statements of Sirona Holding and its predecessors are the historical financial statements of the Company, and the acquisition by Sirona Holding of the assets and liabilities of Schick is accounted for under the purchase method of accounting. Results of operations of Schick and its wholly owned subsidiary have been included in these interim financial statements from June 20, 2006, the effective date of the Exchange (see Note 3).

Certain prior period amounts have been reclassified to conform to the current period presentation. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, these unaudited condensed consolidated interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of the Company. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for any future period or the full year. These condensed interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 9, 2006.

On June 30, 2005, Luxco, a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O’Keefe, management and employees of Sirona Group, obtained control over the Sirona business. The transaction was effected by using new legal entities, Sirona Holding GmbH and its wholly owned subsidiary Sirona Dental Services GmbH to acquire 100% of the interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business through a leveraged buy-out transaction (the “MDP Transaction”).

The MDP Transaction was accounted for in accordance with Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”), in a manner similar to a business combination under FASB Statement No. 141, Business Combinations (“SFAS 141”). Certain members of Sirona management who were deemed to be in the control group held equity interests in Sirona Group prior to and subsequent to the MDP Transaction (“Continuing Shareholders”). The interests of the Continuing Shareholders have been reflected at the predecessor basis, resulting in 9.15% of each asset and liability acquired being valued at historical cost at June 30, 2005. The remaining 90.85% interest in each asset and liability was recognized at fair value at June 30, 2005 and the difference between the purchase price and the fair value of the net assets and liabilities was recorded as goodwill.

Since the MDP Transaction materially changed the carrying values recorded in Sirona Holding’s consolidated balance sheet, the financial statements for the periods for which the interim financial statements are not prepared on a comparable basis are identified as those of the “Predecessor”.

2.                                      New Accounting Pronouncements Not Yet Adopted

FIN 48

In July 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a comprehensive model for how an entity should recognize, measure and present in its financial statements uncertain tax positions taken or to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We are currently evaluating the potential impact, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

3.                                      The Exchange

On September 25, 2005, Schick, which on June 20, 2006 was renamed Sirona Dental Systems, Inc., entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. and Sirona Holding providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of €150,992 ($181,960) plus accrued interest in the amount of $23,606 as of June 20, 2006. It was also agreed that Schick shareholders would receive a $ 2.50 per share cash dividend.

At a special meeting, which took place on June 14, 2006, Schick’s shareholders approved the Exchange Agreement and the amendment to the Amended and Restated Certificate of Incorporation to increase Schick’s authorized shares of capital stock and to change Schick’s corporate name to Sirona Dental Systems, Inc., and the amendment of Schick’s 1996 Stock Option Plan. The fiscal year was changed from March 31 to September 30, Sirona Holding’s year end.

The Exchange was completed on June 20, 2006 and Schick has been included in the Company’s consolidated statement of operations since then. The cash dividend was paid on June 23, 2006. Sirona Holding is deemed to be the acquiring company under U.S. GAAP because Luxco, Sirona Holding’s shareholder, has a controlling ownership interest in the combined company, Sirona Holding’s designees to the board represent a majority of the directors and  Sirona Holding’s senior management represents a majority of management.

The transaction was accounted for as a purchase business combination in accordance with FASB Statement No. 141, Business Combinations (“SFAS 141”).  The carrying values of Schick’s assets and liabilities were adjusted to their fair values on June 20, 2006, and the difference between the purchase price and the fair value of the net assets and liabilities was recorded as goodwill.

The purchase price was comprised of 17,615,660 Schick shares outstanding on June 20, 2006. Based on the average of the closing prices for a range of trading days (September 22, 2005 through September 28, 2005, inclusive) around the announcement date of September 26, 2005 of the Exchange Agreement, the fair value is $24.96 per share, or approximately $ 439,687. The purchase price also includes the estimated fair value of 856,944 vested stock options which were not exercised prior to the Exchange ($ 15,363), unvested stock options ($ 8,111), reduced by the unvested options relating to services to be provided in the future ($ 7,638), and direct acquisition costs of $ 7,702. The fair value of the vested and unvested options was estimated using the Black-Scholes model and assumptions as follows: the relevant exercise price, a market price of $24.96 (average of closing prices around the Exchange announcement date), volatility of 34.0%, estimated life of 5 years, and a risk free rate of 3.73%. The cost of the acquired business is reduced by the unearned portion of the unvested options relating to services to be provided in the future (see Note 4).

The total purchase price of Schick in the Exchange was as follows:

(U.S. $ in thousands)
Purchase price
Schick common stock	$439,687
Schick restricted vested options	15,363
Schick unvested options	8,111
Schick unvested options relating to services to be provided in the future	(7,638)
Sirona direct transaction costs	7,702
$463,225

The allocation of the purchase price, which is preliminary, is as follows:

(U.S. $ in thousands)
Current assets	$41,431
Property, plant and equipment	1,335
Intangible assets subject to amortization	132,300
Trade name not subject to amortization	24,000
In process research and development	6,000
Goodwill	127,112
Receivable from Luxco	205,566
Other assets	1,060
Total assets	$538,804
Current liabilities	(12,445)
Deferred taxes	(63,134)
Total liabilities assumed	$(75,579)
Purchase price	$463,225

The Company believes the acquisition will strengthen its competitive position in the technology-driven Imaging Systems segment by uniting research and development capabilities to accelerate product developments and expanding its global presence, particularly in the significant U.S. market, and is expected to provide certain synergies.

Schick designs, develops and manufactures digital imaging systems for the dental market. Schick currently manufactures and markets a variety of digital imaging products including an intra-oral digital radiography system (CDR® and CDR Wireless™), a digital panoramic radiography sensor (CDRPan®) and integrated device (CDRPanX™), an intra-oral camera system (USBCam®), and a DC dental x-ray generator (SDX™). The fair value of in process research and development (IPR&D) projects relate to these Intra-Oral products. IPR&D was appraised using discounted future probable cash flows on a project by project basis. Cash inflows from significant projects were forecast to commence in the 1-2 years following the acquisition date. The cash flows derived from IPR&D projects were discounted at a rate of 13%. The Company believes the rate used was appropriate given the risks associated with the technologies including their incomplete status. No alternative future use was identified for IPR&D projects so the entire $6,000 value of those assets was charged to the income statement at the acquisition date, included in the write off in-process research and development line item, for the three and nine month periods ended June 30, 2006.

The Company is in the process of completing its allocation of the purchase price and has not yet received final valuations of certain intangible assets from third-party appraisers. Thus, the allocation of the purchase price is preliminary and subject to refinement. A summary of the identifiable intangible assets acquired is as follows:

		Weighted average
(U.S. $ in thousands)		amortization period

Developed technologies	127,000	10
Dealer relationships	3,300	10
CDR trademark	2,000	20
Schick trademark	24,000	indefinite

The fair value of the technology assets was determined by using an earnings - based valuation method. The useful life was determined based on the expected use of the technology, any legal provisions that may limit the useful life of the technology, the effects of known advances, obsolescence, demand and competition and the level of maintenance expenses required to obtain the future cash flows of the technology. Based on these factors, technologies were assigned useful lives of 10 years.

The fair value of the dealer relationships was determined using the replacement cost valuation method, which considered the cost which would have been incurred to search, engage and train the new dealers to service Schick’s products. The remaining useful life of a contractual dealer relationship relates to the estimated average period of 10 years after which an existing dealer needs to be retrained, similar to a new dealer.

The fair values of the trademarks were determined using the relief from royalty method and assumed royalty rates ranging from 0.25% to 2.0%. The Company deems the Schick trademark to be an indefinite lived intangible asset as it is used worldwide, can be separated from other assets, does not have any legal, regulatory, contractual, competitive, economic or other factors that limit its useful live, and requires no material levels of maintenance to retain its cash flow. As such, that trademark is not currently subject to amortization. The Company evaluates the useful life of trademarks each year to determine whether facts and circumstances continue to support an indefinite life for this asset.

The pro forma condensed consolidated information for the three and nine month periods ended June 30, 2005 gives effect to the Exchange and the MDP Transaction as if they had occurred on October 1, 2004; the pro forma information for the three and nine month periods ended June 30, 2006 gives effect to the Exchange as if it had occurred on October 1, 2005.

	Three months ended		Nine months ended
(U.S. $ in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		Predecessor		Predecessor
Revenue	$132,296	$122,055	$440,401	$404,635
Cost of sales	72,831	73,321	229,141	235,779

Gross profit	59,465	48,734	211,260	168,856
Operating expenses (income):
Selling, general and administrative expense	40,882	40,597	124,009	116,607
Research and development	9,468	7,912	27,099	25,365
Provision for doubtful accounts and notes receivables	(138)	(130)	44	(127)
Other operating expense (income), net	622	(471)	2,306	(384)

Operating income	8,631	826	57,802	27,395
Foreign currency transactions (gain) loss	(11,361)	8,578	(9,481)	749
Unrealized (gain) loss on derivative instruments	(2,397)	4,304	(3,769)	4,383
Interest expense, net	11,359	10,029	32,823	32,463
Other income	—	(129)	(30)	(129)
Income (loss) before income taxes and minority interest	11,030	(21,956)	38,259	(10,071)
Income tax provision (benefit)	8,352	(5,487)	20,754	(1,869)
Minority interest	45	(236)	67	50
Net income (loss)	$2,633	$(16,233)	$17,438	$(8,252)

Income (loss) per share - basic	0.05	(0.31)	0.33	(0.15)
Income (loss) per share - diluted	0.05	(0.31)	0.32	(0.15)
Weighted average shares - basic	53,928,824	53,008,342	53,487,133	52,794,228
Weighted average shares - diluted	55,335,294	53,008,342	55,160,487	52,794,228

4.                                      Employee Share-Based Compensation

FASB Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) requires that all share-based compensation arrangements, including grants of stock option awards to employees, be recognized based on the estimated fair value of the share-based payment award. The historical financial information of the Company is based on Sirona Holding’s financial information prior to the Exchange which closed on June 20, 2006. Sirona Holding was a non-public entity and did not grant any share-based payment awards prior to the June 20, 2006 Exchange. The share-based awards assumed or issued in connection with the Exchange are subject to the guidance of SFAS 123(R). As there were no share-based awards issued by Sirona Holding prior to the Exchange, the adoption of SFAS 123(R) did not result in any transitional adjustments or a requirement to provide pro forma disclosures for prior periods.

In connection with the reverse acquisition of Schick effected by the Exchange, share-based awards outstanding under Schick’s 1996 Stock Option Plan (the “Plan”) and 1997 Stock Option Plan for Non-Employee Directors (the “Directors Plan”) continue to be outstanding. At the date of the Exchange, 856,944 vested and 458,179 unvested options were outstanding (see note 3). Stock options granted under the assumed stock option plans have a contractual life of 10 years from the date of grant and requisite service periods of 2 to 4 years. The Company does not expect to repurchase these shares within the next 12 months.

The Plan permitted incentive and non-qualified options to purchase shares of common stock to be granted to employees, directors and consultants. The 1996 Plan allowed for the issuance of 4,700,000 options and expired on April 22, 2006. Accordingly, no further options may be granted under the Plan.

The Directors Plan stipulates that the exercise price of non-qualified options granted under that plan must equal or exceed 85% of the fair market value of the common stock as of the date of grant of the option, and no option may be exercisable after ten years from the date of grant. The Company has never granted options at less than market on the date of grant. The Directors Plan also provides that certain awards will become fully vested and/or exercisable upon a change in control (as defined in the Directors Plan) subject to certain restrictions. At June 30, 2006, the number of shares authorized for awards was 600,000.

In contemplation of the Exchange, Schick conditionally granted to certain employees and consultants options to purchase 1,530,000 shares of Schick common stock as of September 25, 2005. The options granted were conditional on the Exchange closing. Upon the June 20, 2006 closing of the Exchange, the date of grant for accounting purposes, the conditional options commenced vesting over a four year period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. The expected life represents the period of time the options are expected to be outstanding. As a public company with no prior option history, SIRONA assessed Schick’s historical volatilities and compared these to a peer group. Because Schick did not trade on an organized marketplace or exchange from 1999 to 2002 that period is not indicative of the expected volatility. Furthermore the volatility after the announcement date in 2005 is affected by the Exchange Agreement. Based on these factors and after consideration of the historical volatilities of the peer group companies, the Company determined that the volatility of Schick shares during the 52 week period prior to the announcement date results in the best estimate of the expected volatility at 34%. The average option life was estimated to be five years based on anticipated employee exercise behaviour. It has been common for option recipients to realize gains as the market price of the stock attained in the money levels. Substantial share appreciation in the two years prior to the announced Exchange triggered significant option exercises at Schick. The Exchange itself triggered additional disqualifying distributions in response to the subsequent stock price run up in spite of the announced dividend. The expected dividend yield is based on SIRONA´s history of not paying regular dividends in the past and the Company’s current intention not to pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life of the options.

Three and nine
month periods ended
June 30, 2006
Expected Volatility	34%

Risk-free rate	3.73%
Expected term	5 to 6.25 years
Expected dividends	—

Compensation expense of $354 has been charged against income for stock-based compensation for the three and nine month periods ended June 30, 2006. This charge was recorded within selling, general and administration for $248, research and development for $64, and cost of sales for $42. The total income tax benefit recognized in the income statement for the share-based compensation arrangements was $109, for the period ended June 30, 2006. SIRONA did not grant any share-based awards prior to the closing of the Exchange so prior periods were not burdened by share-based compensation expense.

The following is a summary of SIRONA´s stock option activity for the three and nine month periods ended June 30, 2006:

	Three and nine month periods ended
	June 30, 2006
	Number of options	Weighted average exercise price $

Outstanding at beginning of period	—	—
Schick awards assumed in Exchange and included in purchase accounting	1,315,123	11.20
Conditional Schick awards not reflected in purchase accounting	1,530,000	25.10
Granted	60,000	42.50
Exercised	(5,276)	1.40
Expired	—	—
Forfeited	—	—
Outstanding at end of period	2,899,847	19.20
Exercisable at end of period	885,680	9.24

There were 5,276 options that were exercised during the ten day period ended June 30, 2006. The total intrinsic value of options exercised for the period ended June 30, 2006 was $202. The aggregate intrinsic value of stock options exercisable at June 30, 2006 was $26,903 and these options have a weighted average remaining contractual life of 5.55 years. The aggregate intrinsic value of stock options outstanding at June 30, 2006 was approximately $59,214 and these options have a weighted-average remaining contractual life of 7.34 years.

A summary of the status of our nonvested options as of June 30, 2006, and the changes during the three and nine months ended June 30, 2006, is presented below:

	Three and nine month periods ended
	June 30, 2006
		Weighted average grant
Nonvested stock options	Number of shares	Date fair value $

Schick awards assumed in Exchange and included in purchase accounting
Nonvested at beginning of period	1,315,123	23.43
Conditional Schick awards not reflected in purchase accounting	1,530,000	24.53
Granted	60,000	15.46
Vested	(890,956)	18.38
Forfeited	—	—
Nonvested at June 30, 2006	2,014,167	25.36

As of June 30, 2006, there was $45,742 of total compensation cost to be recognized in future periods related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted-average period of 2.75 years. The cash received and the actual tax benefit realized for the tax deductions from option exercises was $7 and $26 for the three and nine months ended June 30, 2006. The total fair value of options vested for the three and nine months ended June 30, 2006 is $16,205.

5.                                      Comprehensive Income

Comprehensive income for the nine-month period ending June 30, 2006 was $ 3,502 comprising net income of $ 2,243 and cumulative translation adjustment of $ 1,259.

Comprehensive income for the nine-month periods ending June 30, 2005 was $ 9,839, comprising net income of $11,126 and cumulative translation adjustment of $ (1,287).

6.                                      Inventories, net

(U.S. $ in thousands)	June 30, 2006	September 30, 2005

Raw materials	$25,944	$18,460
Work in progress	14,748	12,153
Finished goods	29,715	23,370

	70,407	53,983
Inventory reserve	(9,296)	(6,643)
	$61,111	$47,340

7.                                      Pension Costs

	Three months ended		Nine months ended
(U.S. $ in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		Predecessor		Predecessor

Service Cost	77	81	224	247
Interest Cost	495	509	1,439	1563

Net periodic benefit cost	$572	$590	$1,663	$1,810

8.                                      Product Warranty

The following table provides the changes in the product warranty accrual:

	Nine months ended
(U.S. $ in thousands)	June 30, 2006	June 30, 2005

Opening balance	$9,276	$7,362
Accruals for warranties issued during the period	10,864	10,270
Warranty settlements made during the period	(8,661)	(8,514)
Translation adjustment	583	(271)

Closing balance	$12,062	$8,847

Warranty expense for the three month ended June 30, 2006 and 2005 was $ 3,554 and $ 3,646 respectively. Warranty expense for the nine months ended June 30, 2006 and 2005 was 10,586 and $ 10,139, respectively.

9.                                      Segment  Reporting

	Three months ended		Nine months ended
(U.S. $ in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		Predecessor		Predecessor
Revenue External
Dental CAD/ CAM Systems	38,291	39,001	149,767	137,699
Imaging Systems	28,806	25,863	85,924	72,963
Treatment Centers	29,440	27,379	92,448	95,908
Instruments	18,709	15,461	54,856	48,575
Total	$115,247	$107,705	$382,995	$355,144

Revenue Internal
Imaging Systems	12	7	50	85
Treatment Centers	14	—	50	—
Instruments	2,577	1,862	8,423	8,653
Intercompany elimination	(2,603)	(1,870)	(8,523)	(8,739)
Total	—	—	—	—

Revenue Total
Dental CAD/ CAM Systems	38,291	39,001	149,767	137,699
Imaging Systems	28,817	25,870	85,974	73,048
Treatment Centers	29,454	27,379	92,498	95,908
Instruments	21,286	17,324	63,280	57,228
Total	$117,849	$109,574	$391,519	$363,883

Segment performance measure
Dental CAD/ CAM Systems	28,056	26,709	112,075	98,677
Imaging Systems	13,939	10,142	40,967	29,377
Treatment Centers	11,536	9,054	34,891	32,996
Instruments	9,145	7,204	27,922	22,691
Total	$62,676	$53,110	$215,855	$183,742

Depreciation and amortization expense
Dental CAD/ CAM Systems	495	732	1,439	1,988
Imaging Systems	673	1,161	1,918	2,890
Treatment Centers	564	673	1,767	2,093
Instruments	686	624	1,865	1,785
Total	$2,417	$3,190	$6,989	$8,756

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

Segment results are determined based on the Company’s internal management reporting process, which reflects the way management views its businesses, and are not prepared in accordance with U.S. GAAP. The following table and discussion provide a reconciliation of the total results of operations and total assets of the Company’s business segments under management reporting to the consolidated financial statements. Inter-segment transactions are based on amounts which are believed to approximate the amounts of transactions with unrelated third parties.

	Three months ended		Nine months ended
(U.S. $ in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		Predecessor		Predecessor
Revenue
Total segments	$115,247	$107,705	$382,995	$355,144
Electronic centre and corporate	138	260	169	971
Differences management accounts vs. U.S.-GAAP	1,952	(1,593)	1,898	2,170
Consolidated revenue	117,337	106,372	385,062	358,285
Depreciation and amortization
Total segments	2,417	3,190	6,988	8,755
Electronic centre and corporate	461	292	1,362	1,180
Differences management accounts vs. U.S.-GAAP	13,054	11,094	37,617	34,220
Consolidated depreciation and amortization	$15,932	$14,576	$45,967	$44,155
Segment performance measure
Total segments	62,676	53,110	215,855	183,742
Electronic centre and corporate	719	1,058	1,495	2,323
Differences management accounts vs. U.S.-GAAP	(11,623)	(8,841)	(34,333)	(27,242)
Consolidated gross profit	$51,772	$45,326	$183,017	$158,822
Selling, general and administrative expense	33,470	32,677	101,112	93,236
Research and development	8,166	6,740	23,139	21,700
Provision for doubtful accounts and notes receivables	(138)	(130)	44	(127)
Write off of in-process research and development	6,000	—	6,000	—
Other operating expense (income), net	622	(471)	2,306	(384)
Foreign currency transactions (gain) loss	(11,361)	8,578	(9,481)	749
Unrealized (gain) loss on derivative instruments	(2,397)	4,304	(3,769)	4,383
Interest expense, net	14,893	7,035	43,893	22,774
Other income	—	(129)	—	(129)
Income (loss) before income taxes and minority interest	$2,517	$(13,278)	$19,773	$16,620

10.                               Intangible Assets

The following table presents details of intangible assets and related accumulated amortization and goodwill:

As of June 30, 2006		Accumulated
(U.S. $ in thousands)	Gross	amortization	Net

Patents and licenses	132,436	13,658	118,778
Trademarks	124,600	3	124,597
Technologies	415,300	34,992	380,308
Dealer relationships	13,880	1,083	12,797

Goodwill	615,621	—	615,621
Total intangible assets	$1,301,837	$49,736	$1,252,101

As of September 30, 2005		Accumulated
(U.S. $ in thousands)	Gross	amortization	Net

Patents and licenses	124,510	2,263	122,247
Trademarks	93,403	—	93,403
Technologies and dealer relationships	283,381	9,589	273,792
	501,294	11,852	489,442

Goodwill	468,769	—	468,769
Total intangible assets	$970,063	$11,852	$958,211

The change in the value of goodwill from September 30, 2005 to June 30, 2006 is mainly related to the Exchange as well as differences in exchange rate. The goodwill generated by the Exchange was allocated to the Imaging Systems segment.

The aggregate amortization expense for amortizable intangible assets for the three and nine months periods ended June 30, 2006 was $13,281 and $ 36,397 respectively.

11.           Income (loss) per share

The computation of basic and diluted income (loss) per share is as follows:

(U.S. $ in thousands except share and per share	Three months ended June 30,		Nine months ended June 30,
information)	2006	2005	2006	2005
		(Predecessor)		(Predecessor)
Net (loss) income	(5,511)	(9,808)	2,243	11,126

Weighted average shares outstanding – basic	38,908,289	N/A	37,617,750	N/A
Dilutive effect of stock options	-	N/A	467,482	N/A
Weighted average shares outstanding – diluted	38,908,289	N/A	38,085,232	N/A

(Loss) income per share
Basic	(0.14)	N/A	0.06	N/A
Diluted	(0.14)	N/A	0.06	N/A

Stock options to acquire 2,899,847 shares of SIRONA’s common stock were not included in the computation of diluted loss per share for the three months ended June 30, 2006, because the effect of the options is antidilutive due to the loss recognized for the period. Stock options to acquire 60,000 shares of SIRONA’s common stock that were granted in connection with the Directors Plan were not included in the computation of diluted earnings per share for the nine months ended June 30, 2006, because the options’ underlying exercise prices were greater than the average market price of SIRONA’s common stock for the period.

Share and per share information is not presented for the Predecessor entity for the three and nine month periods ended June 30, 2005 because such information is not meaningful.

12.           Deferred income

Deferred income comprises a payment of $100 million made by a distributor in the U.S. to the Company in July 2005 for the extension of its exclusive right to sell CEREC systems in the U.S. and Canada. The payment will be amortized on a straight line basis over 10 years starting October 1, 2007 when the term of the right begins. In the event of termination of the distribution agreement for factors such as force majeure, the Company's insolvency, breach of exclusivity obligations by the Company, or failure by the distributor to meet its performance obligations, the Company would be required to refund to the distributor a portion of the $100 million as liquidated damages.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe the Company’s expectations, plans, strategies and goals and beliefs concerning future business conditions, the Company’s results of operations, financial position, and its business outlook or state other “forward-looking” information based on currently available information. The factors listed under Item 1A. Risk Factors provide a discussion of the most significant risks, uncertainties and events that could cause the Company’s actual results to differ materially from the expectations expressed in its forward-looking statements.

Overview

SIRONA is a leading global manufacturer of high-quality dental equipment and technologies. SIRONA focuses on developing a broad portfolio of innovative systems and solutions for dentists globally. SIRONA has been an innovative leader and has served equipment dealers and dentists worldwide for more than 125 years. SIRONA’s global headquarters and principle manufacturing facility are located in Bensheim, Germany. SIRONA also maintains U.S. headquarters in Long Island City, New York. SIRONA had approximately 1,900 employees as of June 30, 2006. SIRONA manages its business on both a product and geographic basis and has four reporting segments: Dental CAD/CAM Systems, Imaging Systems, Treatment Centers and Instruments. The global brand awareness is strong and products from each category are marketed in all geographic sales regions. SIRONA distributes its products globally to dental practices, clinics and laboratories through an international network of more than 300 independent distributors. SIRONA commits significant resources to research and development, with a particular focus on developing products that offer new diagnostic and treatment options, while increasing user comfort and streamlining process efficiency. In recent years, SIRONA has consistently spent more than 6% of its total revenue per year on research and development and has the largest R&D team in the industry. SIRONA also co-operates in its research efforts with partners in research facilities and dental practices around the globe.

Focus on the U.S. Dental Market

From September 30, 2003 to September 30, 2005 SIRONA has experienced strong revenue growth with U.S. dollar revenue increasing on average by 37% annually. Several products that have been launched during that period have generated significant interest in the U.S. market, including, but not limited to, CEREC, inlab, inEos, the ORTHOPHOS XG imaging line, C8+ and electrical Handpieces.

SIRONA works together with large distributors in the U.S. market, including Patterson Dental and Henry Schein, accounting for 29% and 18%, respectively, of SIRONA’s global revenue for the nine month period ending June 30, 2006. The relationship with Henry Schein was expanded beyond the European markets to the United States in January 2005. Patterson Dental made a payment of $ 100 million to SIRONA in July 2005 in exchange for the exclusive distribution right for CEREC CAD/CAM products in the United States and Canada until 2017. The amount SIRONA received was recorded as deferred revenue and will be recognized on a straight-line basis (which is deemed to reflect the pattern of performance) commencing at the beginning of the extension of the exclusivity period in fiscal 2008.

Focus on Global Expansion

In addition to increased U.S. market penetration, SIRONA has pursued expansion in markets outside the U.S. Over the last three years, sales in markets outside the U.S. grew on average by 18% annually. To support this growth, SIRONA expanded its local presence and distribution channels by establishing new sales and service locations in Spain, France and the United Kingdom in 2004, in Japan and Australia in 2005 and in China in 2006. The expansion resulted in increased sales, gross profit and SG&A expense.

Significant Factors That Affected SIRONA’s Results of Operations

Changes in Ownership of SIRONA

The MDP Transaction on June 30, 2005 resulted in a change of ownership that was accounted for in a manner similar to a business combination under U.S. GAAP.

The results of operations of SIRONA and its legal, tax and financing structure have changed substantially as a result of the MDP Transaction. SIRONA’s business was acquired by a newly-formed entity and SIRONA incurred substantial fees and expenses not related to its ongoing operations. The assets and liabilities acquired were partially stepped up to fair value and a related deferred tax liability was recorded. The excess of the total purchase price over the fair value of the net assets acquired, including IPR&D projects which were expensed at the date of closing, was allocated to goodwill and is subject to periodic impairment testing.

SIRONA’s cost of goods sold, research and development, selling, general and administrative expense and operating results have been and will continue to be materially affected by higher depreciation and amortization costs resulting from the step-up to fair value of SIRONA’s assets and liabilities. Taxes, interest and net income have also been and will continue to be substantially impacted by the structural changes resulting from the MDP Transaction.

Acquisition of Schick Technologies Inc.

On June 20, 2006 the reverse merger with Schick Technologies Inc. was completed (see note 3 to the interim financial statements). The results of operations for the three and nine months periods ended June 30, 2006 as well as the balance sheet as of June 30, 2006 have been affected by this acquisition. The assets and liabilities acquired were stepped up to their fair values and a related deferred tax liability was recorded. The excess of the total purchase price over the fair value of the net assets acquired, including IPR&D projects which were expensed at the acquisition date, was allocated to goodwill and is subject to periodic impairment testing.

SIRONA’s cost of goods sold, research and development, selling, general and administrative expense and operating results will be materially affected by higher depreciation and amortization costs resulting from the inclusion of Schick in its consolidated accounts. Taxes, interest and net income will also be impacted by the structural changes resulting from the reverse-merger transaction. The acquisition is expected to generate operating synergies of $ 5.0 to $ 7.0 million annually beginning 12 to 24 months after June 20, 2006.

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. dollar is SIRONA’s reporting currency, its functional currency varies depending on the country of operation. During the nine month period ending June 30, 2006 approximately 65% of SIRONA’s revenue and approximately 85% of its expenses were denominated in Euro. During the periods under review, the U.S. dollar/Euro exchange rate used to calculate items included in SIRONA’s financial statements varied from a low of 1.1834 to a high of 1.2710. To manage the effect of this exchange rate variability on its operating results, SIRONA has entered into foreign exchange forward contracts. As of June 30, 2006 these contracts had notional amounts totalling $ 30.4 million. Because these agreements are relatively short-term (generally 6 months), continued fluctuations in the U.S. dollar could materially affect SIRONA’s results of operations. A portion of SIRONA’s credit facility and the deferred income related to the exclusivity payment by Patterson are denominated in U.S. dollars and are subject to revaluation into Euro, the functional currency of the applicable SIRONA entity, at each balance sheet date. Fluctuations in currency exchange rates related to transactions denominated in currencies other than the functional currency of the respective SIRONA entity are reflected within SIRONA’s statements of operations. These fluctuations may be significant in any period due to changes in the exchange rates between the Euro and the U.S. dollar.

Fluctuations in Quarterly Operating Results

SIRONA’s quarterly operating results have varied in the past and are likely to vary in the future. These variations result from a number of factors, many of which are substantially outside its control, including:

•              the timing of new product introductions by SIRONA and its competitors;

•              developments in government reimbursement policies;

•              changes in product mix;

•              bi-annual trade shows;

•              SIRONA’s ability to supply products to meet customer demand;

•              fluctuations in manufacturing costs; and

•              income tax incentives.

Due to the variations which SIRONA has experienced in its quarterly results, it does not believe that period-to-period comparisons of results of operations of SIRONA are necessarily meaningful or reliable as indicators of future performance.

Taxes

The German tax authority is currently examining the Company’s tax returns for the years 2001 to 2004. The German tax authority has not issued a formal notice of deficiency and the Company would contest and proposed adjustments. While the final resolution of tax matters may result in tax assets and liabilities which are significantly higher or lower than the recorded amounts, management currently believes that the expected resolution will not have a material effect on the Company’s financial position, results of operations or liquidity.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue

Revenue for the three months ended June 30, 2006 was $ 117.3 million, an increase of $ 10.9 million or 10.2%, as compared with the three months ended June 30, 2005. On a constant currency basis, adjusting for the fluctuations in the US$/€ rate, total revenue increased 10.0%, with growth rates for the Instrument segment of 22%, the Imaging Systems segment of 19%, the Treatment Center segment of 9% and the Dental CAD/CAM Systems segment of 1%. The Instrument segment revenue increase was driven by new products, such as the Sirolaser and SIROPure instruments. The Imaging Systems segment benefited from the trend towards increasing digitization of dental practices. Imaging Systems segment revenue was higher primarily due to the success of the new panoramic product line ORTHOPHOS XG, which was introduced into the marketplace in fiscal year 2004 and the impact of Schick whose operations have been included since June 20, 2006. Dental CAD/CAM Systems sales were slightly above prior year’s level, with the third quarter 2005 performance being positively impacted by the bi-annual international trade show IDS in Cologne, Germany. All revenue increases were volume driven, while prices remained stable.

Revenue for the three months ended June 30, 2006 in the United States increased 29%. All segments contributed to this development. Revenue outside the United States increased 4% on a constant currency basis.

Cost of Sales

Cost of sales was $ 65.6 million for the three months ended June 30, 2006, an increase of $ 4.5 million or 7.4%, as compared with the three months ended June 30, 2005. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of inventories and tangible and intangible assets, which was $ 14.2 million for the three months ended June 30, 2006, compared with $ 10.3 million for the three months ended June 30, 2005. The year-over-year increase in amortization and depreciation expense resulted from the fair value adjustments related to the MDP Transaction and the acquisition of Schick.

Excluding these amounts, cost of sales as a percentage of revenue decreased to 43.8% for the three months ended June 30, 2006 from 47.7% for the three months ended June 30, 2005 and gross profit as a percentage of revenue increased by 3.9% percentage points from 52.3% to 56.2%. This increase in gross profit margin was mainly due to a year-over-year increase in gross profit margins in all of the segments. The improvement was attributable to economies of scale resulting from the volume increases, which have in turn led to sourcing benefits as well as fixed cost leverage. In addition, the improved cost position of the new panoramic product line over the predecessor product as well as the impact of the Schick acquisition were the main drivers of the improved gross profit margin in the Imaging Systems segment.

Selling, General and Administrative

For the three months ended June 30, 2006, SG&A expense was $ 33.5 million, an increase of $ 0.8 million or 2.4%, as compared with the three months ended June 30, 2005. SG&A expense for both periods included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets in the amount of $ 0.9 million. Excluding these amounts, as a percentage of revenue, SG&A expense decreased to 27.8% for the three months ended June 30, 2006 as compared with 29.9% for the same period last year. The three months ended June 30, 2005 were impacted by expenses related to the bi-annual international trade show IDS in Cologne, Germany as well as product launch expenses in connection with that show.

Research and Development

R&D expense for the three months ended June 30, 2006 was $ 8.2 million, an increase of $ 1.4 million or 21.2% as compared with the three months ended June 30, 2005. R&D activity in both periods focussed on new products or product enhancements in each segment. The increase was mainly driven by the development of the 3D panoramic imaging unit, Galileos, in the Imaging Systems and by the Treatment Units segments.

Gain and Loss on Foreign Currency Transactions and Unrealized Gain and Loss on Derivative Instruments

Gain and loss on foreign currency transactions and unrealized gain and loss on derivative instruments for the three months ended June 30, 2006 and June 30, 2005 amounted to a gain of $ 13.8 million and a loss of $ 12.9 million, respectively. Included therein is an unrealized foreign currency gain of $ 6.1 million and a loss of $ 10.1 million on the U.S. dollar denominated portion of the bank debt, for the three months ended June 30, 2006 and June 30, 2005, respectively. An unrealized foreign currency gain of $ 4.9 on the U.S. dollar denominated portion of the deferred income resulting from the exclusivity payment is also included in the three months ended June 30, 2006. This foreign currency gain or loss resulted from translation adjustments to the carrying value of Tranche A of SIRONA’s U.S. dollar denominated bank debt and deferred income, due to currency fluctuations which did not affect cash flow.

Interest Expense

Net interest expense for the three months ended June 30, 2006 was $ 14.9 million, compared to $ 7.0 million for the three months ended June 30, 2005. This increase was primarily due to higher average debt balances following the MDP Transaction and includes $ 1.2 million of amortization of capitalized financing fees.

Write-off of In-process Research and Development

Write-off of IPR&D for the three months ended June 30, 2006 was $ 6.0 million. The write-off was recorded as a result of the allocation of the acquisition purchase price for the Schick Transaction. This was a one-time charge that will not have a continued impact on SIRONA’s future results. IPR&D projects included in the amount written off primarily relate to enhancements of the intra-oral sensor technology. The estimated costs to complete the significant projects as of June 20, 2006 were $ 1.6 million. As of June 20, 2006 the projects were at the starting points of the product development phase with the remaining steps to the product release phase being the finalization of project development including working models, beta testing and regulatory approvals. It is anticipated that the majority of these projects will be completed and begin to generate cash in calendar year 2007. There are no specific risks and uncertainties associated with these projects; however, the general risks as discussed under Risk Factors under Part II, Item 1A should be noted.

Provision for IncomeTaxes

For the three months ended June 30, 2006 and 2005, SIRONA’s income (loss) before income taxes and minority interest was $ 2.5 million and $ (13.3) million, respectively. The average statutory tax rate for these three month periods is 36.9%, which would result in a provision (benefit) of $ 0.9 million and $ (4.9) million, respectively. The actual tax provision (benefit) was $ 8.0 million and $ (3.2) million, respectively. The tax provision (benefit) for the three months ended June 30, 2006 and June 30, 2005 was adversely impacted by the non-tax deductible portion of interest expense for purpose of the German trade tax. The income tax provision for the three months ended June 30, 2006 was also adversely impacted by foreign income for which no foreign tax credit was available and the non-deductible charge for the write-off of IPR&D associated with the Schick acquisition.

Net income

SIRONA’s net loss for the three months ended June 30, 2006 was $ 5.5 million, an increase of $ 4.3 million or 44.1%, as compared with the three months ended June 30, 2005. As described above, SIRONA’s net loss was significantly impacted by amortization and depreciation expense resulting from step-up to fair values of intangible and tangible assets related to the MDP Transaction and the Exchange of $ 9.5 million (net of a tax impact of $ 5.6 million), write-off of IPR&D of $ 6.0 million (with no tax impact) and the unrealized gains on the Tranche A dollar denominated bank debt as well as the deferred income from the exclusivity payment of $ 6.9 million (net of a tax impact of $ 4.1 million). Excluding these items in both periods, net income increased due to higher revenue and improved margins, only partially offset by higher SG&A and interest expense.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

Revenue

Revenue for the nine months ended June 30, 2006 was $ 385.1 million, an increase of $ 26.8 million or 7.5%, as compared with the nine months ended June 30, 2005. On a constant currency basis, adjusting for the fluctuations in the US$/€ rate, total revenue increased 11.9%, with growth rates for the Imaging Systems Segment of 23%, the Instrument segment of 19%, the Dental CAD/CAM Systems Segment of 12%, and essentially no change for the Treatment Center segment. The Instrument segment revenue increase was driven by new products, such as the Sirolaser and SIROPure instruments. The Imaging Systems segment benefited from the trend towards increasing digitization of dental practices, the success of the new panoramic product line ORTHOPHOS XG and the impact of Schick whose operations have been included since June 20, 2006. Dental CAD/CAM Systems revenue benefited from the key trends in the dental industry, such as increased emphasis on efficiency and productivity, and patients’ growing emphasis on aesthetics. All revenue increases were volume driven, while prices remained stable.

Revenue for the nine months ended June 30, 2006 in the United States increased 15%. All segments contributed to this development. Revenue outside the United States increased 11% on a constant currency basis.

Cost of Sales

Cost of sales was $ 202.0 million for the nine months ended June 30, 2006, an increase of $ 2.6 million or 1.3%, as compared with the nine months ended June 30, 2005. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of inventories and tangible and intangible assets, which was $ 38.2 million for the nine months ended June 30, 2006, compared with $ 31.1 million for the nine months ended June 30, 2005. The period-over-period increase in amortization and depreciation expense resulted from the fair value adjustments related to the MDP Transaction and the Schick acquisition.

Excluding these amounts, cost of sales as a percentage of revenue decreased to 42.5% for the nine months ended June 30, 2006 from 47.0% for the nine months ended June 30, 2005 and gross profit as a percentage of revenue increased by 4.5% percentage points from 53.0% to 57.5%. This increase in gross profit margin was mainly due to an increase in revenue from product groups with higher gross profit margins as well as a period-over-period increase in gross profit margins in all  of the segments. The improvement was attributable to economies of scale resulting from volume increases, which have in turn led to sourcing benefits as well as fixed cost leverage. In addition, the improved cost position of the new panoramic product line over the predecessor product as well as the impact of the Schick acquisition were the main drivers of the improved gross profit margin in the Imaging Systems segment.

Selling, General and Administrative

For the nine months ended June 30, 2006, SG&A expense was $ 101.1 million, an increase of $ 7.9 million or 8.4%, as compared with the nine months ended June 30, 2005. SG&A expense included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets in the amount of $1.1 million and $ 1.6 million, respectively. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 26.0% for the nine months ended June 30, 2006 as compared with 25.6% for the prior year period. The period-over-period increase in SG&A was due to SIRONA’s investment in expanded presence in various countries, including the United States, Japan, and Australia. SIRONA anticipates that it will continue to expand its local presence to support growth opportunities.

Research and Development

R&D expense for the nine months ended June 30, 2006 was $ 23.1 million, an increase of $ 1.4 million or 6.6% as compared with the nine months ended June 30, 2005. R&D activity in both periods focussed on new products or product enhancements in each segment. The increase was mainly driven by the development of the 3D panoramic imaging unit, Galileos in the Imaging Systems and by the Dental CAD/CAM Systems segments.

Gain and Loss on Foreign Currency Transactions and Unrealized Gain and Loss on Derivative Instruments

Gain and loss on foreign currency transactions and unrealized gain and loss on derivative instruments for the nine months ended June 30, 2006 and June 30, 2005 amounted to a gain of $ 13.2 million and a loss of $ 5.1 million, respectively. Included therein is an unrealized foreign currency gain of $ 6.5 million and a loss of $ 3.0 million on the U.S. dollar denominated portion of the bank debt for the nine months ended June 30, 2006 and June 30, 2005, respectively. An unrealized foreign currency gain of $ 5.1 on the U.S. dollar denominated deferred income, resulting from the exclusivity payment, is also included in the nine months period ended June 30, 2006. This foreign currency gain or loss resulted from translation adjustments to the carrying value of Tranche A of SIRONA’s U.S. dollar denominated bank debt and deferred income due to currency fluctuations which did not affect cash flow.

Interest Expense

Net interest expense for the nine months ended June 30, 2006 was $ 43.9 million, compared to $ 22.8 million for the nine months ended June 30, 2005. This increase was primarily due to higher average debt balances following the MDP Transaction and includes $ 5.3 million of amortization of capitalized financing fees.

Write-off of In-process Research and Development

Write-off of IPR&D for the nine months ended June 30, 2006 was $ 6 million. The write-off was recorded as a result of the allocation of the acquisition purchase price for the Schick Transaction. This was a one-time charge that will not have a continued impact on SIRONA’s future results. IPR&D projects included in the amount written off primarily relate to enhancements of the intra-oral sensor technology. The estimated costs to complete the significant projects as of June 20, 2006 were $ 1.6 million. As of June 20, 2006 the projects were at the starting points of the product development phase with the remaining steps to the product release phase being the finalization of project development including working models, beta testing and regulatory approvals. It is anticipated that the majority of these projects will be completed and begin to generate cash in calendar year 2007. There are no specific risks and uncertainties associated with these projects; however the general risks to the combined company as discussed under Risk Factors in Part II, Item 1A.

Provision for Income Taxes

For the nine months ended June 30, 2006 and 2005, SIRONA’s income before income taxes and minority interest was $ 19.87 million and $ 16.6 million, respectively. The average statutory tax rate for these nine month periods is 36.9%, which would result in a provision of $ 7.3 million and $ 6.1 million, respectively. The actual tax provision was $ 17.5 million and $ 5.4 million, respectively. The tax provision for the nine months ended June 30, 2006 and June 30, 2005 was adversely impacted by the non-tax deductible portion of interest expense for purpose of the German trade tax. The income tax provision for the nine months ended June 30, 2006 was also adversely impacted by foreign income for which no foreign tax credit was available and the non-deductible charge for the write-off of IPR&D associated with the Schick acquisition.

Net income

SIRONA’s net income for the nine months ended June 30, 2006 was $ 2.2 million, a decrease of $ 8.9 million or 80.2%, as compared with the nine months ended June 30, 2005. As described above, SIRONA’s net income was significantly impacted by the MDP transaction, the related financing, and the Exchange. For the nine month period ended June 30, 2006, amortization and depreciation expense resulting from step-up to fair values of intangible and tangible assets related to the MDP Transaction and the Exchange of $ 24.8 million (net of a tax impact of $ 14.5 million), the write-off of IPR&D of $ 6.0 million (with no tax impact) and the unrealized gains on the Tranche A dollar denominated bank debt as well as the deferred income from the exclusivity payment of $ 7.3 million (net of a tax impact of $ 4.2 million). Excluding these items in both periods, net income increased due to higher revenue and improved margins, only partially offset by higher SG&A and interest expense.

Liquidity and Capital Resources

Historically, SIRONA’s principal uses of cash, apart from operating requirements, including research and development expenses, have been for interest payments, debt repayments, and acquisitions. Operating capital expenditures are approximately equal to operating depreciation (excluding any effects from the increased amortization and depreciation expense resulting from the step-up to fair values of SIRONA’s and Schick’s assets and liabilities required under purchase accounting). SIRONA’s management believes that SIRONA’s working capital is sufficient for its present requirements.

Cash Flow Data and Other Financial Data

Cash Flow Data:

	Nine months ended
(U.S. $ in thousands)	June 30, 2006	June 30, 2005
		Predecessor
Cash flows provided by (used in):
Operating activities	77,437	54,806
Investing activities	4,079	(37,408)
Financing activities	(73,962)	(14,624)

Increase in cash during the period	$7,554	$2,774

Other Financial Data:

(unaudited)

	Three months ended		Nine months ended
(U.S. $ in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		Predecessor		Predecessor
EBITDA
Net income	(5,511)	(9,808)	2,243	11,126
(Provision)/Benefit for income taxes	7,983	(3,234)	17,463	5,444
Interest expense, net	14,893	7,035	43,893	22,774
Depreciation	2,651	4,375	9,570	12,738
Amortization	13,281	10,201	36,397	31,417

EBITDA	33,297	8,569	109,566	83,499

Transaction related costs and non-cash charges included in EBITDA

Transaction related costs	—	—	—	35
IPR&D	6,000	—	6,000	—
Fair value increase in inventory	441	—	441	844
Option expense	279	—	279	—
Unrealized, non-cash gain on the revaluation of the $ denominated exclusivity fee	(4,949)	—	(5,123)	—
Unrealized, non-cash (gain)/loss on the revaluation of the $ denominated bank loan	(6,053)	10,133	(6,496)	2,999
	(4,282)	10,133	(4,899)	3,878

(1)   EBITDA is defined as net income (loss) before interest, taxes, depreciation, and amortization. SIRONA believes that EBITDA is useful to investors because it is frequently used by security analysts, investors and other interested parties to evaluate companies in its industry. EBITDA is not a recognized term under U.S. GAAP, should not be viewed in isolation and does not purport to be an alternative to net income (loss) as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity. There are material limitations associated with making the adjustments to Sirona’s earnings to calculate EBITDA and using this non-U.S. GAAP financial measure as compared to the most directly comparable U.S. GAAP financial measure. For instance, EBITDA does not include:

•      interest expense, and because Sirona has borrowed money in order to finance its operations, interest expense is a necessary element of its costs and ability to generate revenue;

•      depreciation and amortization expense, and because Sirona uses capital assets, depreciation and amortization expense is a necessary element of its costs and ability to generate revenue; and

•      tax expense, and because the payment of taxes is part of Sirona’s operations, tax expense is a necessary element of costs and impacts Sirona’s ability to operate.

Additionally, EBITDA is not intended to be a measure of cash flow for Sirona’s discretionary use, as it does not consider certain cash requirements, such as capital expenditures, contractual commitments, interest payments, tax payments and debt service requirements. Sirona compensates for these limitations by relying primarily on its GAAP results and using EBITDA only supplementally. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures for other companies.

(2)   Transaction related and non-cash charges represent (a) the amounts related to the fair value increases in inventory and in-process research and development resulting from the Exchange, and (b) the foreign exchange (gain) loss on bank debt resulting from transaction adjustments to the carrying value of a portion of Sirona’s U.S. dollar denominated debt as well as the U.S. dollar denominated deferred income due to currency fluctuations, and (c) transaction related costs incurred in connection with the MDP Transaction and the Exchange.

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, interest and taxation.

Net cash provided by operating activities was $ 77.4 million for the nine months ended June 30, 2006, compared to net cash provided by operating activities of $ 54.8 million for the nine months ended June 30, 2005. The primary contributors to the increase in cash flow from operations in the nine months ended June 30, 2006 were (1) the decrease in other non-current assets and an increase in other non-current liabilities, and (2) an increase in income taxes payable, net of changes in deferred taxes.

Net Cash (Provided by) Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures, financial investments, acquisitions and disposals.

Net cash provided by (used in) investing activities was $ 4.1 million for the nine months ended June 30, 2006, compared with $ 37.4 million for the nine months ended June 30, 2005. The primary contributors to the investing cash inflow in the nine months ended June 30, 2006 were (1) the Schick acquisition with $ 14.3 million and (2) capital expenditures of $ 11.7 million primarily related to property, plant and equipment and software developed for sale. The primary contributors of the investing cash outflow in the nine months ended June 30, 2005 were (1) the deferred purchase price payment in December 2004 of $ 25.7 million related to the EQT transaction, which closed prior to the MDP Transaction, and (2) capital expenditure of $ 11.6 million. SIRONA’s capital expenditures relate to property, plant and equipment and software developed for sale.

Net Cash Used in Financing Activities

Net cash used in financing activities was $ 74.0 million for the nine months ended June 30, 2006, compared to net cash used in financing activities of $ 14.6 million for the nine months period ended June 30, 2005. The cash used in financing activities in both nine month periods was used for scheduled and un-scheduled repayments of the then existing bank loans.

SIRONA believes that its operating cash flows and available cash (including restricted cash), together with its long-term debt borrowings, will be sufficient for the foreseeable future to fund its working capital needs, research and development expenses, including but not limited to the acquired in-process research and development described in this document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. As some of our indebtedness accrues interest at variable rates, we have exposure to volatility in future cash flows and earnings associated with variable interest rate payments.

Also, all of our revenues and a substantial portion of our operating costs are earned and paid in Euros but we pay interest and principal obligations on some of our indebtedness in U.S. dollars. As of June 30, 2006,  $ 112.7 million, or 21.5% of our long-term debt, was denominated in U.S. dollars. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness.

To mitigate the risk from these exposures we have entered into a number of derivative instruments. The derivative instruments utilized comprise interest and foreign currency forward contracts. The objective is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates.

The amount of future interest payments on variable interest rate debt is subject to interest rate risk.

To reduce the exposure associated with SIRONA’s variable rate debt, SIRONA has entered into interest rate swap and collar agreements that limit the variable rate for portions of the bank loans. As of June 30, 2006, the interest rate swaps and collars had notional amounts of $ 349.5 million and a fair value of $ 3.7 million. The variable benchmark interest rates associated with these instruments ranged from 1.595% to 5%.

The table below provides information as of June 30, 2006, about receivables and derivative financial instruments by functional currency and presents such information in U.S. dollars, which is SIRONA’s reporting currency. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates. The estimated fair value of receivables is considered to approximate their carrying value because receivables have a short maturity. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

Expected Maturity Date

(US $ in thousands, except exchange rate information)

	2006	2007	2008	2009	2010	Beyond 2010	Total	Fair Value
Receivables:
U.S. Dollar	$17,286	$—	$—	$—	$—	$—	$17,286	$17,286
Japanese Yen	$2,739	$—	$—	$—	$—	$—	$2,739	$2,739
Australian Dollar	$2,259	$—	$—	$—	$—	$—	$2,259	$2,259
Danish Krone	$1,075	$—	$—	$—	$—	$—	$1,075	$1,057
Chinese Yuan Renminbi	$0,133	$—	$—	$—	$—	$—	$133	$133
UK Sterling	$0,212	$—	$—	$—	$—	$—	$212	$212

Forward Exchange Contracts:
U.S. dollar notional amount	$30,400	$—	$—	$—	$—	$—	$30,400	$1,088
Average contract exchange rate $/€	1.2322	$—	$—	$—	$—	$—	$—	$—

Contractual Obligations and Commercial Commitments

The following table summarizes SIRONA’s current and long-term portion of its debt obligation as of June 30, 2006.

	Payments due by period
$’000s	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$539,329	$13,922	$34,037	$40,936	$450,434

During the nine month period ended June 30, 2006 the Company repaid $ 73,962 of its long-term debt.

Because the Exchange is accounted for as a reverse acquisition, Sirona Holding is deemed to be the acquiring company for accounting purposes and to have acquired the Company as of June 20, 2006 and the historical financial information of the Company is that of SIRONA. As a result of the Exchange, the Company’s obligations and commitments also included, as of June 30, 2006, an additional $500 thousand of operating leases and $600 thousand of obligations under employment arrangements of Schick.

ITEM 4. CONTROLS AND PROCEDURES

The company succeeded in the role of a registrant by way of the reverse acquisition. Because Sirona Holding was not a registrant before the reverse acquisition, management has not yet attested as to Internal Control Over Financial Reporting.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by the registrant in the reports the registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits is accumulated and communicated to the registrant’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently there are no material pending legal proceedings, other than routine litigation incidental to the Company’s business, to which the Company is a party or of which any of its property is the subject.

ITEM 1A. RISK FACTORS

On September 25, 2005, Schick entered into an Exchange Agreement with Luxco and Sirona Holding providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of €150,992 ($181,960) plus accrued interest (the “Exchange”). The closing of the Exchange occurred on June 20, 2006. The following is a discussion of the material risks facing the Company following the Exchange.

The Company must develop new products and enhancements to existing products to remain competitive.

The Company is currently developing new products and enhancements to existing products. The Company cannot assure you that the Company will initiate, continue with and/or succeed in its efforts to develop or enhance such products. It is expected that the Company will file 510(k) applications with the Food and Drug Administration, or FDA, and similar filings with governmental authorities in other countries in connection with its future products and certain of its future product enhancements. There can be no assurance that the Company will file applications for or obtain regulatory approval from the FDA, either in the form of a pre-market clearance or a 510(k) clearance, for any of its future products, or that in order to obtain FDA clearance, the Company will not be required to submit additional data or meet additional FDA requirements that may substantially delay the application process and result in substantial additional expense. In addition, such pre-marketing clearance, if obtained, may be subject to conditions on marketing or manufacturing which could impede its ability to manufacture and/or market its products. There can be no assurance that any new products will be developed by us, or if developed, will be approved by, or receive marketing clearance from, applicable domestic and/or international governmental or regulatory authorities. If the Company is unable to develop, obtain regulatory approval for and market new products and enhancements to existing products, the Company’s business and results of operations could be harmed.

The Company’s business may be negatively affected if the Company does not continue to adapt to rapid technological change, evolving industry standards and new product introductions.

The market for the Company’s products is characterized by rapid and significant technological change, evolving industry standards and new product introductions. The Company’s products require significant planning, design, development and testing which require significant capital commitments and investment by us. There can be no assurance that the Company’s products or proprietary technologies will not become noncompetitive or obsolete as a result of technological change, evolving industry standards or new product introductions or that the Company will be able to generate any economic return on its investment in product development. If the Company’s products or technologies become noncompetitive or obsolete, its business could be negatively affected.

Competition in the markets for its products is intense and the Company may not be able to compete effectively.

Competition relating to the Company’s current products is intense and includes various companies, both within and outside of the United States. The Company anticipates that competition for its future products will also be intense and include various companies, both within and outside of the United States and Europe. The Company’s competitors and potential competitors include large companies with substantially greater financial, sales and marketing, and technical resources, larger and more experienced research and development staffs, more extensive physical facilities and substantially greater experience in obtaining regulatory approvals and in marketing products than the Company has. In addition, the Company cannot assure you that its competitors are not currently developing, or will not attempt to develop, technologies and products that are more effective than those being developed by us or that would otherwise render its existing and new technology and products obsolete or noncompetitive. The Company may not be able to compete successfully and may lose market share to its competitors.

The Company’s failure to obtain issued patents and, consequently, to protect its proprietary technology, could hurt its competitive position.

The Company’s success will depend in part on its ability to obtain and enforce claims in its patents directed to its products, technologies and processes, both in the United States and in other countries. Risks and uncertainties that the Company will face with respect to its patents and patent applications include the following:

•      the pending patent applications that the Company has filed, or to which the Company has exclusive rights, may not result in issued patents or may take longer than the Company expects to result in issued patents;

•      the allowed claims of any patents that issue may not provide meaningful protection;

•      the Company may be unable to develop additional proprietary technologies that are patentable;

•      the patents licensed or issued to us may not provide a competitive advantage;

•      other companies may challenge patents licensed or issued to us;

•      disputes may arise regarding inventions and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us and the Company’s respective licensors; and

•      other companies may design around the technologies patented by us.

If the Company cannot obtain or maintain approval from government agencies, the Company will not be able to sell its products.

The Company must obtain certain approvals by, and marketing clearances from, governmental authorities, including the FDA and similar health authorities in foreign countries to market and sell its products in those countries. These regulatory agencies regulate the marketing, manufacturing, labeling, packaging, advertising, sale and distribution of medical devices. The FDA enforces additional regulations regarding the safety of X-ray emitting devices. The Company’s products are currently regulated by such authorities and certain of its new products will require approval by, or marketing clearance from, various governmental authorities, including the FDA. Various states also impose similar regulations.

The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products. A 510(k) application is required in order to market a new or modified medical device. If specifically required by the FDA, a pre-market approval, or PMA, may be necessary. Such proceedings, which must be completed prior to marketing a new medical device, are potentially expensive and time consuming. They may delay or hinder a product’s timely entry into the marketplace. Moreover, there can be no assurance that the review or approval process for these products by the FDA or any other applicable governmental authorities will occur in a timely fashion, if at all, or that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect us. The FDA also oversees the content of advertising and marketing materials relating to medical devices which have received FDA clearance. Failure to comply with the FDA’s advertising guidelines may result in the imposition of penalties. The Company will also be subject to other federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Failure to comply with regulatory requirements could have a material adverse effect on the Company’s business.

Similar to the FDA review process, the EU review process typically requires extended proceedings pertaining to the safety and efficacy of new products. Such proceedings, which must be completed prior to marketing a new medical device, are potentially expensive and time consuming and may delay or prevent a product’s entry into the marketplace.

The Company’s revenue and operating results are likely to fluctuate.

The quarterly operating results of the Company have varied in the past and the Company’s operating results are likely to continue to fluctuate in the future. These variations result from a number of factors, many of which are substantially outside of the control of the Company, including:

•      the timing of new product introductions by us and the Company’s competitors;

•      changes in relationships with distributors;

•      developments in government reimbursement policies;

•      changes in product mix;

•      the Company’s ability to supply products to meet customer demand;

•      fluctuations in manufacturing costs; and

•      income tax incentives.

The Company’s financial results may be adversely affected by fluctuations in foreign currency exchange rates.

The Company will be exposed to currency exchange risk with respect to the U.S. dollar in relation to the euro, because a large portion of its revenue and expenses will be denominated in euros. This exposure may increase if the Company expands its operations in Europe. While the Company had entered into hedging arrangements to protect its business against certain currency fluctuations, these hedging arrangements do not, however, provide comprehensive protection. The Company will monitor changes in its exposure to exchange rate risk that result from changes in its situation. If the Company does not enter into effective hedging arrangements in the future, its results of operations and prospects could be materially and adversely affected.

The Company’s substantial indebtedness could have a material adverse consequences for its business, cash flow, financial condition and results of operations.

The Company is a highly leveraged company, with total indebtedness to unrelated parties of $539.3 million as of June 30, 2006. This substantial level of indebtedness, combined with its other financial obligations and contractual commitments, could have important consequences to its business. For example, it could:

•      increase the risk that the Company would be unable to generate cash sufficient to pay amounts due on its indebtedness;

•      make it more vulnerable to adverse changes in general economic, industry and competitive conditions and to adverse changes in government regulation;

•      require us to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, including any indebtedness it may incur in the future, thereby reducing the availability of its cash flows to fund working capital, capital expenditures, research and development, acquisitions and other general corporate purposes;

•      limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•      place us at a competitive disadvantage compared to its competitors that have less debt; and

•      limit its ability to borrow additional amounts or to sell capital stock for working capital, capital expenditures, research and development, acquisitions, debt service requirements or other general corporate purposes.

Any of these factors could have a material adverse effect on us.

Restrictive covenants contained in the agreements governing Sirona Holding’s indebtedness may limit the Company’s ability to realize the benefits expected to be achieved as a result of the Exchange.

The agreements governing Sirona Holding’s indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on its business, including restrictions on the ability to take actions that may be in the best interest of the business. These restrictions include a prohibition on mergers and a set of conditions to any business acquisition. These conditions include metrics relating to the price, earnings and indebtedness of the target, the level of control to be acquired and the pro forma resulting ratio of consolidated total net debt of Sirona Holding to Adjusted EBITDA. Other covenants limit joint ventures, asset dispositions, lending activities and capital expenditures. The financial covenants require that Sirona Holding continues to have a ratio of cashflow to net debt service of at least 1.0 to 1.0; a ratio of Adjusted EBITDA to consolidated net finance charges of at least 1.80 to 1.00, rising gradually to 3.50 to 1.00; and a ratio of consolidated total net debt to Adjusted EBITDA of no more than 7.95 to 1.00 declining gradually to 3.00 to 1.00. Failure to comply with these covenants will result in a default under the terms of Sirona Holding’s loan agreements and may result in acceleration of repayment of the principal due, which would affect Sirona Holding’s access to its overdraft facility and its acquisition facility.

The agreements governing Sirona Holding’s indebtedness do not require that Schick’s existing operations become subject to these agreements following the Exchange, but the covenants contained within them include certain limitations that prohibit intercompany transfers and transactions between Schick and Sirona Holding that are not on an arms-length basis, and may therefore limit its operating flexibility. In the future, the Company may decide to amend, replace or refinance Sirona Holding’s indebtedness, at which time all of the Company’s existing operations may become subject to the restrictive covenants of the type described above and other covenants, which could significantly limit the Company’s financial and operating flexibility, including its ability to pursue its business strategies and to respond to changes in its business, and may limit its ability to realize the benefits expected to be achieved as a result of the Exchange.

If the Company loses its key management personnel or is unable to attract and retain qualified personnel, it could adversely affect its results of operations or delay or hurt its research and product development efforts.

The Company’s success is dependent, in part, upon its ability to hire and retain management, sales, technical, research and other personnel who are in high demand and are often subject to competing employment opportunities. It is possible that the loss of the services of one or a combination of the Company’s senior executives or key managers could have an adverse effect on the Company’s operations.

The Company may experience difficulties managing its growth, which could adversely affect its results of operations.

It is expected that the Company will grow in certain areas of its operations as the Company develops and, assuming receipt of the necessary regulatory approvals, market its products. The Company will therefore need to recruit personnel, particularly sales and marketing personnel, and expand its capabilities, which may strain its managerial, operational, financial and other resources. To compete effectively and manage its growth, the Company must:

•      train, manage, motivate and retain a growing employee base;

•      accurately forecast demand for, and revenue from, its product candidates; and

•      expand existing operational, financial and management information systems to support its development and planned commercialization activities and the multiple locations of its offices.

The Company’s failure to manage these challenges effectively could materially harm its business.

Since the Company will operate in markets outside of the United States and Europe, the Company is subject to additional risks.

The Company anticipates that sales outside of the United States and Europe will continue to account for a significant percentage of its revenue. Such revenue is subject to a number of uncertainties, including but not limited to the following:

•      economic and political instability;

•      import or export licensing requirements;

•      trade restrictions;

•      longer payment cycles;

•      unexpected changes in regulatory requirements and tariffs;

•      fluctuations in currency exchange rates;

•      potentially adverse tax consequences; and

•      potentially weak protection of intellectual property rights.

These risks may impair the Company’s ability to generate revenue from the Company’s sales efforts. In addition, many countries outside of the United States and Europe have their own regulatory approval requirements for the sale of products. As a result, the introduction of new products, and the Company’s continued sale of existing products, into these markets could be prevented and/or costly and/or time-consuming, and the Company cannot assure you that the Company will be able to obtain the required regulatory approvals on a timely basis, if at all.

The Company may be a party to legal actions that are not covered by insurance.

The Company may be a party to a variety of legal actions, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, stockholder suits, including securities fraud, governmental investigations and intellectual property related litigation. In addition, because of the nature of the Company’s business, the Company is subject to a variety of legal actions relating to its business operations. Recent court decisions and legislative activity in the United States may increase its exposure for any of these types of claims. In some cases, substantial punitive damages may be sought. Schick and Sirona had maintained insurance coverage for some of these potential liabilities, the Company cannot assure you that such insurance coverage will continue to be available or, if available, that it can be obtained in sufficient amounts or at reasonable cost or that it will be sufficient to cover any claims that may arise. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and/or insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

The Company is dependent upon a limited number of suppliers for critical components. If these suppliers delay or discontinue the manufacture of these components, the Company may experience delays in shipments, increased costs and cancellation of orders for its products.

The Company relies on key suppliers for various critical components and will procure certain components from outside sources which are sole suppliers. The availability and prices of these components may be subject to change due to interruptions in production, changing market conditions and other events. Any delays in delivery of or shortages in these components could interrupt and delay manufacturing of its products and result in the cancellation of orders for its products. In addition, these suppliers could discontinue the manufacture or supply of these components at any time. The Company may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in delays in shipment and increased expenses and may limit its ability to deliver products to its customers. If the Company is unable to develop reasonably-priced alternative sources in a timely manner, or if the Company encounters delays or other difficulties in the supply of such products and other materials from third parties, its business and results of operations may be harmed. In past years, semiconductors have been subject to significant price fluctuations. While Schick and Sirona have, in the past, attempted to mitigate the effects of such potential fluctuations, the Company cannot assure you that the Company will continue to do so or that the Company will be able to successfully mitigate the effect of future price increases on its results of operations and financial condition.

The Company’s exclusive right to sublicense certain patents, patent applications and other know-how related to complementary metal oxide active pixel sensor technology is subject to certain rights to use by others.

The Company is the exclusive sub-licensee for use in medical radiography applications of certain patents, patent applications and other know-how related to complementary metal oxide semiconductor active pixel sensor technology, which was developed by the California Institute of Technology and licensed to Photobit Corp., from which the Company obtained its sub-license. Photobit was subsequently acquired by Micron Technology, Inc., which continues to sublicense the complementary metal oxide semiconductor intellectual property to us. The Company’s exclusive rights to such technology are subject to government rights to use, noncommercial educational and research rights to use by California Institute of Technology and the Jet Propulsion Laboratory, and the right of a third party to obtain a nonexclusive license from the California Institute of Technology with respect to such technology. The Company believes that, as of the date of this prospectus, except for such third party’s exercise of its right to obtain a nonexclusive license to use the active pixel sensor technology in a field other than medical radiography, none of the foregoing parties have given notice of their exercise of any of their respective rights to such technology. The Company cannot assure you that this will continue to be the case, and any such exercise could harm its business. Additionally, the agreement between us and Photobit Corp. required, among other things, that the Company uses all commercially reasonable efforts to timely introduce, improve and market and distribute licensed products in various fields. The Company has not introduced licensed products in certain of these fields, and the Company cannot assure you that the Company will do so in the future or that the Company will comply with the obligations under Schick’s agreement with Photobit Corp. Any such failure to introduce licensed products or comply with the obligations could have a material adverse effect on us.

The Company’s profitability could suffer if third parties infringe upon its proprietary technology.

The Company’s profitability could suffer if third parties infringe upon its intellectual property rights or misappropriate its technologies and trademarks for their own businesses. To protect its rights to its intellectual property, the Company will rely on a combination of patent and trademark law, trade secret protection, confidentiality agreements and contractual arrangements with its employees, strategic partners and others. The Company cannot assure you that any of Schick or Sirona’s patents, any of the patents of which Schick or Sirona were a licensee or any patents which may be issued to us or which the Company may license in the future, will provide us with a competitive advantage or afford us protection against infringement by others, or that the patents will not be successfully challenged or circumvented by third parties, including its competitors. The protective steps Schick and Sirona had taken may be inadequate to deter misappropriation of the proprietary information of us. The Company may be unable to detect the unauthorized use of, or take appropriate steps to enforce, its intellectual property rights. Effective patent, trademark and trade secret protection may not be available in every country in which the Company will offer, or intends to offer, its products. Any failure to adequately protect its intellectual property could devalue its proprietary content and impair its ability to compete effectively. Further, defending its intellectual property rights could result in the expenditure of significant financial and managerial resources.

The Company’s products may infringe on the intellectual property rights of others.

Litigation may be necessary to enforce the Company’s patents or to defend against any claims of infringement of patents owned by third parties that are asserted against us. In addition, the Company may have to participate in one or more interference proceedings declared by the United States Patent and Trademark Office, the European Patent Office or other foreign patent governing authorities, which could result in substantial costs to determine the priority of inventions.

If the Company becomes involved in litigation or interference proceedings, the Company may incur substantial expense, and the proceedings may divert the attention of its technical and management personnel, even if the Company ultimately prevails. An adverse determination in proceedings of this type could subject us to significant liabilities, allow its competitors to market competitive products without obtaining a license from us, prohibit us from marketing its products or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. If the Company cannot obtain such licenses, the Company may be restricted or prevented from commercializing its products.

The enforcement, defense and prosecution of intellectual property rights, including the United States Patent and Trademark Office’s, the European Patent Office’s and other foreign patent offices’ interference proceedings, and related legal and administrative proceedings in the United States and elsewhere, involve complex legal and factual questions. As a result, these proceedings are costly and time-consuming, and their outcome is uncertain. Litigation may be necessary to:

•      assert against others or defend the company against claims of infringement;

•      enforce patents owned by, or licensed to us from another party;

•      protect the Company’s trade secrets or know-how; or

•      determine the enforceability, scope and validity of the Company’s proprietary rights or others.

•      Healthcare reform could cause a decrease in demand for the Company’s products.

There are currently legislative efforts to control healthcare costs in the United States and abroad, which the Company expects will continue in the future. At this time, the Company is unable to determine whether and to what extent these changes will apply to its products and business. Similar legislative efforts in the future could negatively impact demand for its products.

Product liability claims exposure could be significant.

The Company will face exposure to product liability claims and recalls for unforeseen reasons from consumers, distributors or others. The Company may experience material product liability losses in the future and the Company may incur significant costs to defend these claims. In addition, if any of its products are or are alleged to be defective, the Company may be required to participate in a recall involving those products. End-users of its products may look to us for contribution when faced with product recalls or product liability claims. Although Schick and Sirona had maintained insurance coverage related to product liability claims, the Company cannot assure you that product liability insurance coverage will continue to be available or, if available, that it can be obtained in sufficient amounts or at reasonable cost or that it will be sufficient to cover any claims that may arise. The Company may not maintain any insurance relating to potential recalls of its products. A successful product liability claim brought against us in excess of available insurance coverage or a requirement to participate in any product recall could reduce its profits and/or impair its financial condition, and damage its reputation.

Product warranty claims exposure could be significant.

The Company will generally warrant each of its products against defects in materials and workmanship for a period of one year from the date of shipment plus any extended warranty period purchased by the customer. The future costs associated with providing product warranties could be material. A successful warranty claim brought against us could reduce its profits and/or impair its financial condition, and damage its reputation.

Adverse publicity regarding the safety of the Company’s technology or products could negatively impact us and cause the price of the Company’s common stock to fall.

Despite any favorable safety tests that may be completed with respect to the Company’s products, adverse publicity regarding application of X-ray products or other products being developed or marketed by others could negatively affect us. If other researchers’ studies raise or substantiate concerns over the safety of its technology approach or product development efforts generally, its reputation could be harmed, which would adversely impact its business and could cause the price of its common stock to fall.

Inadequate levels of reimbursement from governmental or other third-party payors for procedures using the Company’s products may cause its revenue to decline.

Third-party payors, including government health administration authorities, private health care insurers and other organizations regulate the reimbursement of fees related to certain diagnostic procedures or medical treatments. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. While the Company cannot predict what effect the policies of government entities and other third-party payors will have on future sales of its products, there can be no assurance that such policies would not cause its revenue to decline.

If the Company is unable to successfully integrate its employees into its corporate and employee culture, synergies related to the Exchange could be lost or diminished.

The Company will face challenges inherent in merging distinct employee and corporate cultures into an integrated whole. The inability to successfully integrate employee and corporate cultures, or any significant delay in achieving a successful integration, could adversely affect its ability to retain and attract personnel, and could result in the loss or decrease of efficiency and/or the synergies expected to be achieved as a result of the Exchange. As a result, this could have a material adverse effect on us and the market price of its common stock after the completion of the transactions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Special Meeting of stockholders of the Company was held at Schick’s offices, located at 30-00 47th Avenue, 5th floor, Long Island City, New York 11101, at 10:00 a.m., Eastern Daylight Time, on June 14, 2006. 11,256,871 shares of common stock were present in person or by proxy at the meeting, representing 67.1% of the total shares outstanding. At the Special Meeting, the following proposals set forth in our Proxy Statement dated May 16, 2006, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

(1)           Of the total number of outstanding shares, 11,212,362 or 66.8% were voted in favor of approving the Exchange Agreement and the issuance of common stock in accordance with the Exchange Agreement

(2)           Of the total number of outstanding shares, 10,800,409 or 64.4% were voted in favour of approving an amendment to Schick’s Amended and Restated Certificate of Incorporation to effect an increase in authorized shares to 100,000,000 shares, consisting 5,000,000 shares of preferred stock and 95,000,000 shares of common stock, and to effect a name change from Schick Technologies, Inc. to Sirona Dental Systems, Inc.

(3)           Of the total number of outstanding shares, 8,939,857 or 53.3% were voted in favour of approving an amendment of the 1996 Stock Option Plan to provide that non-statutory stock options may be granted to employees of, and consultants to, any company that Schick has agreed to acquire, such as the options granted in the context of the Exchange, and to increase the number of shares of Schick’s common stock available for issuance under the 1996 Stock Option Plan by 1,700,000 shares, which increased the number of shares of common stock authorized for issuance under the 1996 Stock Option Plan to a total of 4,700,000 shares.

ITEM 5. OTHER INFORMATION

 N/A

ITEM 6. EXHIBITS

3.1	Certificate of Amendment, filed on June 20, 2006*
10.1	Registration Agreement between the Company and Luxco, dated as of June 20, 2006*
10.2	Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 20, 2006*
10.3	Employment Agreement between the Company and Michael Stone, dated as of June 20, 2006*
10.4	Transition and Severance Agreement between the Company and Zvi Raskin, dated as of June 14, 2006*
10.5	Employment Agreement between Sirona Dental Systems GmbH (formerly Sirona Beteiligungs- und Verwaltungsgesellschaft mbH and Jost Fischer, dated as of January 25, 2002
10.6	Employment Agreement between Sirona Dental Systems GmbH (formerly Sirona Beteiligungs- und Verwaltungsgesellschaft mbH and Simone Blank, dated as of June 27, 2001
10.7	Employment Agreement between Sirona Dental Systems GmbH (formerly Sirona Beteiligungs- und Verwaltungsgesellschaft mbH and Theo Haar, dated as of June 27, 2001
10.8	Consolidated and Restated Amendment to Distributorship Agreement between Sirona Dental Systems GmbH and Patterson Companies, Inc. **
31.1	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
32.1	Certifications of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*   Incorporated by reference to Form 8-K filed on June 20, 2006

** Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRONA DENTAL SYSTEMS, INC

Date: August 9, 2006	By:	/s/ JOST FISCHER
Jost Fischer President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ SIMONE BLANK
Simone Blank Executive Vice President and Chief Financial Officer