Form 10-Q/A
period 2006-06-30
SIRONA DENTAL SYSTEMS, INC.
filed 2006-10-10
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

OR

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number:  000-22673

SIRONA DENTAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3374812
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 is being filed solely for the purpose of correcting certain inadvertent omissions in the certifications filed as Exhibits 31.1 and 31.2 thereto.  This Amendment does not reflect events occurring after the filing of the Form 10-Q and, other than the filing of these corrected certifications, this Amendment No. 1 does not change or update any of the Company’s previously reported financial statements or any other disclosure contained in the original Form 10-Q.

SIRONA DENTAL SYSTEMS, INC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRONA DENTAL SYSTEMS, INC.

Date: October 7, 2006	By:	/s/ Jost Fischer
Jost Fischer
Chairman, President and Chief Executive Officer

	By:	/s/ Simone Blank
Simone Blank
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002