Form 10-K
period 2006-09-30
SIRONA DENTAL SYSTEMS, INC.
filed 2006-12-11
CIK 1014507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                                 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006

or

☐                                   Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 000-22673

Sirona Dental Systems, Inc.

(Exact name of registrant as specified in charter)

Delaware		11-3374812
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
30-00 47th Avenue, Long Island City, New York	11101	(718) 937-5765
(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	NASDAQ

Securities Registered Pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 31, 2006 the last business day of the registrant’s most recently completed second fiscal quarter was approximately $581,650,418. Such aggregate market value is computed by reference to the closing sale price of the Common Stock on such date.

As of December 4, 2006, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,624,602.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission not later than January 28, 2007 are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by January 28, 2007 the required information will be filed as an amendment to this report on Form 10-K no later than that date.

FORWARD-LOOKING STATEMENTS

This Form 10-K Annual Report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans” and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report and the “Risk Factors” set forth in Item 1A of this Annual Report. All forward looking statements speak only as of the date of this Annual Report and are expressly qualified in their entirely by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements which maybe made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

PART I

ITEM 1.                BUSINESS

Overview

Sirona Dental Systems, Inc. (“Sirona” or the “Company”) is a leading manufacturer of high-tech dental equipment. Sirona focuses on developing innovative systems and solutions for dentists globally. Sirona provides a broad range of advanced products in each of the four primary areas:

•       Dental CAD/CAM Systems;

•       Imaging Systems;

•       Treatment Centers; and

•       Instruments.

Sirona distributes its products globally to dental practices, clinics and laboratories through an international network of distributors. The distributors typically cover both dental equipment and consumables, and, therefore, have regular contact with the ultimate end-users.

Sirona’s revenue for the year ended September 30, 2006 was $520.6 million. Sirona sells its products globally, with the U.S. market contributing 30% of revenue, or $156.7 million, and the rest of the world contributing 70% of revenue, or $363.9 million.

History

The history of Sirona dates back to the establishment of Reiniger, Gebbert & Schall, which introduced the first electrical drill machine in 1882. In 1925, the company became part of Siemens & Halske Group and in 1934 launched the smallest x-ray in the world, enabling dental x-rays for the first time. In 1956, Siemens introduced the Sirona brand for a treatment center and in 1958 the group developed the first ball-bearing turbine for dental drills.

In 1997, funds advised by the financial sponsor, Permira, acquired the dental business (Sirona) from Siemens in a leveraged buy-out transaction. Following the transaction, Sirona substantially increased its international sales and intensified its focus on product innovations. In November 2003, Permira sold Sirona to the Scandinavian financial sponsor EQT and management in a leveraged buy-out transaction that closed on February 16, 2004. On April 30, 2005, funds managed by Madison Dearborn Partners, a private equity firm, and Sirona’s management entered into an agreement to acquire Sirona in a leveraged buy-out transaction that closed on June 30, 2005.

On September 25, 2005, Schick Technologies, Inc. (“Schick”) entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. (“Luxco”) and Sirona Holding GmbH (“Sirona Holding”) providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of €151.0 million ($182.0 million) plus accrued interest (the “Exchange”). On June 20, 2006, the Exchange closed and Schick, a Delaware Corporation formed in 1997, was renamed Sirona Dental Systems, Inc. Even though Sirona Holding became a subsidiary of Schick upon the completion of the Exchange, Sirona Holding was deemed the acquiring corporation for accounting purposes because Luxco received a controlling ownership interest in the Company, Sirona Holding’s designees constitute a majority of the members of the Company’s board of directors and Sirona Holding’s senior management represent a majority of the senior management of the Company.

Schick’s business was founded in 1992 and it completed an initial public offering of its common stock on July 1, 1997. Our common stock is currently traded publicly on the NASDAQ Global Select Market. In connection with the Exchange, we changed our trading symbol to “SIRO” from “SCHK”. Previously, from September 16, 1999 through December 20, 2005, Schick’s common stock was traded on the Over-the-Counter (“OTC”) Bulletin Board under the trading symbol “SCHK”.

Industry/Products

Overview

The global dental market encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. This market has enjoyed steady growth over the past few years, driven by a number of factors, including an increased desire for aesthetics, a demographic shift towards an aging population coupled with a desire to retain tooth structure later in life, growth in disposable income, a desire for more convenience on the part of both dentists and patients, a shift towards private pay, a greater need for dental preventative care and technological innovation.

The global dental market has been impacted by technological developments that allow a dentist to increase productivity. This is particularly important in markets where demand for dental services is increasing and the supply of dentists remains fixed. In addition, technological developments allow dentists to offer higher quality treatment to patients. We believe that the high-tech end of the dental market is growing at a faster pace than the overall dental market and that this trend will continue over time.

Recent technological advancements in the dental equipment industry include digital radiography, CAD/CAM technology, intra oral cameras and periodontic instruments.

Dental equipment comprises the whole working environment of a dentist or dental technician, including the dentist’s chair, lights, imaging systems, computer imaging systems and dental CAD/CAM systems, instruments, as well as practice furniture and other dental or laboratory equipment. Investments in dental equipment are capital intensive and the average product life cycle ranges between 10–20 years (shorter for instruments), depending on the nature and quality of the dental equipment.

Dental consumables comprise all materials and consumables utilized by the dental technician, oral surgeon, orthodontist or dentist in their daily work. These include precious metal alloys or ceramics and orthodontics as well as other filling and impression materials.

Products

Our principal products can be generally classified into the following categories: Dental CAD/CAM Systems, Imaging Systems, Treatment Centers and Instruments.

Set forth below is a brief description of each of our segments. See Note 23 to our consolidated financial statements for revenues and gross profit by segment as well as assets by segment for the last three and two fiscal years, respectively.

Dental CAD/CAM Systems

Dental CAD/CAM Systems address the worldwide market for dental restorations, which includes several types of restorations, such as inlays, onlays, veneers, crowns, bridges, copings and bridge frameworks made from ceramic, metal or composite blocks. The global market for dental restorations can be divided into two sub-segments: hand-made in-mouth filings and out-of-mouth pre-shaped restorations. CAD/CAM-produced ceramic restorations represent a small but growing part of the out-of-mouth restoration market. Although the number of out-of-mouth restorations prepared with CAD/CAM systems has increased over the last three years, the number of dental practitioners and dental laboratories using

CAD/CAM technology worldwide is still low. For example, Sirona estimates that market penetration in the United States is approximately 6% and in Germany approximately 10%.

Sirona pioneered the application of high-tech CAD/CAM techniques to the traditional lab-based restoration process with the commercialization of the CEramic REConstruction, or CEREC, method. Sirona’s CEREC system is an in-office application which enables the dentist to produce high quality restorations from ceramic material and insert them into the patient’s mouth during a single appointment. CEREC represents an advantageous substitute for the traditional out-of-mouth pre-shaped restoration method, which requires a dentist to send a model of the damaged tooth to a dental laboratory, and therefore multiple patient visits. The system consists of an imaging and a milling unit. The imaging unit scans the damaged area, captures the image of the tooth or teeth requiring restoration and proposes the specifications for the restoration. The milling unit then mills the ceramic restoration to the required specifications based upon the captured image. The result is a biocompatible, non-metallic, natural-looking restoration made of durable, high-quality ceramic materials, in a single treatment session. Independent studies indicate that CEREC ceramic restorations, in addition to the benefit of appearing natural-looking, are as durable as gold and can replace conventional restoration materials for most procedures. In fiscal year 2003, Sirona launched its current CEREC product, which has been periodically updated, including enhanced software applications, such as ‘‘CEREC Crown’’, and reducing the duration of the milling process by 40%. Additionally, Sirona offers a service contract on its CEREC product which includes software updates and upgrades on a when-and-if-available basis and maintenance on software-related hardware.

In addition to CEREC, Sirona also offers the products inLab and inEos for dental laboratories. These products are designed to improve efficiency and reduce costs for the dental lab. Inlab scans the model received from the dentist and mills the ceramic restoration, such as crown copings, bridge frameworks from ceramic or composite blocks, to the specifications of the captured image. The inEos scanner, which was launched in 2005, is a high speed scanner which produces 3D digital images from a single tooth up to a jaw, directly from the plaster model. The inEos product has scanning times of less than 10 seconds, a significant factor which enhances productivity.

In 2004, Sirona started its central restoration service business for copings and bridge-frameworks in Germany and expanded service to the United States in 2006. This service allows dental labs to scan a plaster model received from the dentist and transmit the digital image directly to Sirona via the internet, where the bridge or coping is created at a central manufacturing site, with the final product shipped directly to the lab in a more efficient manner.

The Dental CAD/CAM Systems segment contributed 35%, 37% and 31% to Sirona’s revenue for the year ended September 30, 2006 and for the aggregated years ended September 30, 2005 and 2004, respectively, making this segment the largest contributor to Sirona’s revenue.

Imaging Systems

Imaging Systems comprise a broad range of equipment for diagnostic imaging in the dental practice, using both film-based and digital technologies. Sirona has developed a comprehensive range of imaging systems for panoramic and intra-oral applications. This allows the dentist to accommodate the patient in a more efficient manner.

Intra-oral x-ray equipment uses image-capture devices (film or sensor), which are inserted into the mouth behind the diagnostic area, and typically take images of one or two teeth. Panoramic x-ray equipment produces images of the entire jaw structure by means of an x-ray tube and an image capture device, which rotates around the head.

In July 2004, Sirona introduced its next generation of digital panoramic ray systems, the Orthophos XG line. The flagship model, the Orthophos XG Plus, provides specialists, orthodontists, oral surgeons and implantologists with over 30 programs and a wide variety of diagnostic possibilities. Other models of the family include the Orthophos XG 5 which is designed for general dental practitioners, and the basic model Orthophos XG 3.

As a result of the Exchange, we have expanded our imaging system product line to include Schick’s CDR (computed digital radiography) system, which is the leading intra-oral digital imaging system in the United States based on CMOS technology and the Schick Pan, a digital panoramic unit.

The Imaging Systems segment contributed 26%, 22% and 21% to Sirona’s revenue for the year ended September 30, 2006 and for the aggregated years ended September 30, 2005 and 2004, respectively.

Treatment Centers

Treatment Centers comprise a broad range of products from basic dentist chairs to sophisticated chair-based treatment centers with integrated diagnostic, hygiene and ergonomic functionalities, as well as specialist centers used in preventative treatment and for training purposes. Sirona offers specifically configured products to meet the preferences of dentists within each region in which it operates. Sirona’s treatment center configurations and system integration are designed to enhance productivity by creating a seamless workflow within the dental practice. Sirona’s centers therefore allow the dentist to both improve productivity and increase patient satisfaction, significant factors in adding value to his or her practice. In October 2004, Sirona acquired one of the leading Chinese manufacturers of basic treatment centers, located in Foshan (South China). These basic products will be manufactured both for the domestic Chinese market and for export markets.

The Treatment Centers segment contributed 25%, 28% and 32% to Sirona’s revenue for the year ended September 30, 2006 and for the aggregated years ended September 30, 2005 and 2004, respectively.

Instruments

Sirona offers a wide range of instruments, including handheld and power-operated handpieces for cavity preparation, endodontics, periodontology and prophylaxis. The instruments are supplemented by multi-function tips, supply and suction hoses, as well as care and hygiene systems for instrument preparation. Sirona’s instruments are often sold as packages in combination with treatment centers. In 2005, Sirona introduced several new products, including:

•       SIROLaser, a versatile, compact, handy diode laser that can be used in endodontics, periodontology and oral surgery;

•       PerioScan, an all-in-one ultrasonic scaling unit, enabling both diagnosis and treatment of dental calculus with a single device; and

•       SIROEndo, a root canal preparation unit that can be attached to any treatment center.

Sirona intends to continue to strengthen the position of its Instruments segment as a diversified supplier of high-quality, reliable, user-friendly and cost-efficient dental instruments.

The Instruments segment contributed 14%, 14% and 16% to Sirona’s revenue for the year ended September 30, 2006 and for the aggregated years ended September 30, 2005 and 2004, respectively.

Manufacturing and Suppliers

Our main manufacturing and assembly activities are located in Bensheim, approximately 60 kilometers south of Frankfurt am Main, Germany. We also operate smaller manufacturing sites in New York, Italy, Denmark and China. All of our facilities are in good condition.

Our New York and Bensheim facilities have established and maintain a Quality Management System that is registered to ISO 9001:2000 and IS 13485:2003, and also maintain a Device Establishment Registration with the United States Food and Drug Administration.

Manufacturing consists primarily of assembly, systems integration and testing. We generally outsource manufacturing of parts and components used in the assembly of our products but own the design and tools used by our key component suppliers. We do, however, manufacture most of the precision parts used for our instruments and we also operate an Electronic Center, for the supply of electronic boards and components.

We purchase various components for our products from a number of outside suppliers. We currently have established relationships with approximately 1,300 suppliers, of which we view approximately 390 as “key suppliers”. Each supplier is selected according to stringent quality criteria, which are reviewed regularly. In general, we do not believe we are dependent on one or a small group of suppliers and believe we could locate alternative suppliers if needed. Some of our suppliers, however, are single source in order to allow for enhanced quality assurance and potential for joint product development. The need to replace one of our single source suppliers could cause a disruption in our ability to timely deliver certain of our products. See “ITEM 1A—Risk Factors’’—The Company is dependent upon a limited number of suppliers for critical components. If these suppliers delay or discontinue the manufacture of these components, the Company may experience delays in shipments, increased costs and cancellation of orders for its products.”

Sales and Marketing

Our sales and marketing efforts are directed through regional managers who oversee our sales professionals. These professionals work closely with our distribution partners to maximize the efficiency and productivity of their sales efforts. Our marketing initiatives are focused on highlighting its leading role as a high- tech systems provider and industry innovator. In order to promote our brand and increase client loyalty, our distribution partners are supported through wide ranging advertising activities. In addition, we are a key presenter at all major dental exhibitions, which are critical forums for raising brand awareness and new product introductions. Lastly, our product information is actively made available to business publications, dentists, journals, professional organizations and dental schools and our website (www.Sirona.com) is an important interactive platform for end-users as well as for distributors.

Distribution

Sirona distributes its products globally to dental practices, clinics and laboratories through an international network of more than 300 distributors. See Note 23 to our consolidated financial statements for a description of our net sales and long lived assets by geographic region for the last three fiscal years. Because distributors typically cover both dental equipment and consumables, they have regular contact with the dentist and are therefore optimally positioned to identify new equipment sale opportunities. Sirona’s primary distributors in the United States are Patterson Companies and Henry Schein, two of the world’s largest dental distributors. Outside of the United States, Henry Schein is the company’s largest distributor, and, along with Pluradent, primarily distributes for Sirona in Europe. Patterson Companies and Henry Schein accounted for 28% and 17%, respectively (33% and 15%, respectively, on a pro forma basis), of Sirona’s revenue for the twelve months ended September 30, 2006. Sirona distributes elsewhere through a well developed network of independent regional players. Sirona works closely with its distributors by training their technicians and sale representatives with respect to its products. With over

3,600 sales and service professionals trained each year, Sirona is able to ensure high standards of quality in after-sale service and the best marketing of its products. The success of Sirona’s products is evidenced by their importance to its distribution partners, which in many cases are among their best selling offerings.

On April 27, 1998, Sirona and Patterson Companies entered into an exclusive distribution agreement (the ‘‘Distribution Agreement’’) pursuant to which Patterson was appointed as the exclusive distributor of Sirona’s CEREC CAD/CAM products within the United States and Canada. Under the terms of the Distribution Agreement, Patterson’s exclusivity was to terminate on September 30, 2007. On June 30, 2005, Sirona and Patterson entered into an amendment of the Distribution Agreement which extended Patterson’s exclusivity from October 1, 2007 through September 30, 2017. As consideration for the extension of its exclusivity, Patterson agreed to make a one-time payment to Sirona in the amount of $100 million (the ‘‘Exclusivity Fee’’). In July 2005, Patterson paid the Exclusivity Fee, in its entirety, to Sirona. The full amount of the Exclusivity Fee was recorded as deferred revenue and will be recognized on a straight-line basis commencing on October 1, 2007. In the event of termination of the Distribution Agreement (a) due to force majeure, (b) by Patterson due to Sirona’s insolvency, or (c) by Sirona as a result of a failure by Patterson to meet its performance obligations, Sirona would be required to refund to Patterson a portion of the Exclusivity Fee as liquidated damages. The amount of the Exclusivity Fee required to be refunded declines by $15 million per year in each of fiscal 2008 through 2012 and by $5 million per year thereafter. In the event of termination by Patterson due to a breach by Sirona of its exclusivity obligations, the unearned portion of the Exclusivity Fee (as determined on a straight line basis beginning in fiscal 2008) must be refunded to Patterson as liquidated damages. The extension did not modify or alter the underlying provisions of the companies’ agreement through 2007, including the performance criteria necessary to maintain the exclusivity. The performance criteria are benchmark thresholds which afford Sirona the opportunity to abandon the exclusivity or to terminate the agreement with Patterson, but do not create minimum purchase obligations under a take-or-pay arrangement.

In April 2000, Schick and Patterson entered into an exclusive distribution agreement covering the United States and Canada; and as of May 1, 2000, Schick began marketing and selling its CDR dental products in the United States and Canada through Patterson. This contract was amended in July 2005 and is due to expire on December 31, 2007 but provides that the parties will meet before expiration of the term to discuss additional renewals of three years.

Competition

Competition in the global dental market is fragmented by both geography and products. We compete with a variety of companies, including large international companies as well as smaller companies that compete regionally or on a more narrow product line. Sirona competes on the basis of its comprehensive and innovative product line and its global distribution network.

Research and Development

Sirona commits significant resources to research and development, with a particular focus on developing products that offer new diagnostic and treatment options, while increasing user comfort and streamlining process efficiency. In recent years, Sirona has consistently spent more than 6% of its total revenue per year on research and development. In particular, Sirona spent approximately $25 million in 2004, $30 million in 2005 and $33 million in 2006. Sirona employs 166 people in its global research and development departments. Sirona also cooperates in its research efforts with partners in research facilities and dental practices around the world.

Patents, Trade Secrets and Proprietary Rights

We seek to protect our intellectual property through a combination of patent, trademark and trade secret protection. We believe that our future success will depend in part on our ability to obtain and enforce patents for our products and processes, preserve our trade secrets and operate without infringing the proprietary rights of others.

Patents

We have an active corporate patent program, the goal of which is to secure patent protection for our technology. Sirona owns and maintains more than 1,000 patents throughout the world. The patents expire at various dates beginning in 2007 and ending in 2025. We also license or sublicense some of the technology used in our products from third parties.

Trademarks

We generally attempt to build brand awareness of our products through the use of trademark registrations. “Sirona”, “CEREC”, “Orthophos”, “Heliodent”, “inLab” and “CDR” are some of our key registered trademarks. In addition, we have common law trademark rights in several other names we use commercially in connection with our products.

Trade Secrets

In addition to patent protection, we own trade secrets and proprietary know-how, which we seek to protect, in part, through appropriate agreements with employees, and, to a limited degree, employment agreements with appropriate individuals. These agreements generally provide that all confidential information developed by or made known to the individual by the Company during the course of the individual’s relationship with the Company is the property of the Company, and is to be kept confidential and not disclosed to third parties, except in specific limited circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. However, there can be no assurances that these agreements will not be breached, that the Company would have adequate remedies available for any breach or that the Company’s trade secrets will not otherwise become known to, or independently developed by, its competitors.

Regulation

Medical Devices

Most of our products require certain forms of governmental clearance, including, but not limited to, marketing clearance by the United States Food and Drug Administration (the “FDA”) in accordance with the Federal Food, Drug and Cosmetic Act, as amended (the “FD&C Act”) and by our Notified Body in accordance with the European Union’s Medical Device Directive 93/42/EEC (“MDD”).

The FDA and MDD review process typically requires extended proceedings pertaining to product safety and efficacy. We believe that our future success will depend to a large degree upon commercial sales of improved versions of our current products and sales of new products; we will not be able to market such products in the U. S. or in the European Union without FDA or MDD marketing clearance, respectively. There can be no assurance that any products developed by us in the future will be given clearance by applicable governmental authorities or that additional regulations will not be adopted or current regulations amended in such a manner as to adversely affect us.

Pursuant to the FD&C Act, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of, and record-keeping for dental devices. The FDA classifies medical devices intended for human use into three classes: Class I, Class II, and Class III. The Company’s products are classified by the FDA into Class I or II that renders them subject only to general controls that apply to all medical devices, in particular regulations regarding alteration, misbranding, notification, record-keeping and good manufacturing practices.

The FD&C Act further provides that, unless exempted by regulation, medical devices may not be commercially distributed in the U. S. unless they have been cleared by the FDA. There are two review procedures by which medical devices can receive such clearance. Some products may qualify for clearance under a Section 510(k) procedure, in which the manufacturer submits to the FDA a pre-market notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and that it is as safe and effective as a legally marketed device, and does not raise different questions of safety and effectiveness than does a legally marketed device). Certain Class I devices are exempt from the 510(k) pre-market notification requirement and manufacturers of such products may proceed to market without any submission to the FDA. In some cases, the 510(k) notification must include data from human clinical studies.

Marketing in the U. S. may commence once the FDA issues a clearance letter finding such substantial equivalence. According to FDA regulations, the agency has 90 days in which to respond to a 510(k) notification. There can be no assurance, however, that the FDA will provide a timely response, or that it will reach a finding of substantial equivalence.

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

The products that we distribute in the European Union bear the “CE Mark,” a European Union symbol of compliance with quality assurance standards and with the MDD. In order to market our products in the member countries of the European Union, it is necessary that those products conform to these standards and the MDD. Our Bensheim facility which is engaged in the manufacturing of Class IIa and Class IIb medical devices as defined by the MDD is ISO 13485 certified. It is also necessary that our products comply with any revisions which may be made to these standards or the MDD.

Medical devices are subject to ongoing regulatory oversight by the FDA and our Notified Body. The FD&C Act and the MDD require that all medical device manufacturers and distributors register with the FDA and the relevant Notified Body annually and provide the FDA and the Notified Body with a list of those medical devices which they distribute commercially. The FD&C Act and the MDD also requires that all manufacturers of medical devices comply with labeling requirements and manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing, and quality control activities. The FDA’s Medical Device Reporting regulation and the MDD subject medical devices to post-market reporting requirements for death or serious injury, and for certain malfunctions that would be likely to cause or contribute to a death or serious injury if malfunction were to recur. In addition, the FDA and the MDD prohibit a device which has received marketing clearance from being marketed for applications for which marketing clearance has not been obtained. Furthermore, the FDA generally requires that medical devices not cleared for marketing in the U.S. receive FDA marketing clearance before they are exported, unless an export certification has been granted. The FDA and our ISO Notified Bodies regularly inspect our registered and/or certified facilities.

Failure to comply with applicable regulatory requirements can, among other consequences, result in fines, injunctions, civil penalties, suspensions or loss of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. In addition, governmental regulations may be established that could prevent or delay regulatory clearance of our products. Delays in receipt of clearance, failure to receive clearance or the loss of previously received clearance would have a material adverse effect on our business, financial condition and results of operations.

Environmental, Health and Safety Matters

In addition to laws and regulations discussed above, we are subject to government regulations applicable to all businesses, including, among others, regulations related to occupational health and safety, workers’ benefits and environmental protection. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of September 30, 2006, the Company had 1,978 employees. The Company believes that its relations with its employees are good. No Company employees are represented by labor unions or are subject to a collective bargaining agreement in the United States. Approximately 350 of our German employees are members of IG Metall union. We have not experienced any work stoppages due to labor disputes.

Executive Officers

See Part III, Item 10 of this 10-K Report for information about Executive Officers of the Registrant.

Available Information

Information about the Company’s products and services, stockholder information, press releases, and filings with the Securities and Exchange Commission (“SEC”) can be found on the Company’s Internet website at http://www.Sirona.com. The information contained on our website is for informational purposes only and is not incorporated by reference into this Annual Report. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other SEC filings, and any amendments to such reports and filings, are available free of charge at the Investor Relations section of the Company’s website as soon as reasonably practical after the company’s material is filed with, or furnished to, the SEC.

ITEM 1A.        RISK FACTORS

These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Management’s Discussion and Analysis (MD&A), and the consolidated financial statements and related notes incorporated by reference in this report.

Our businesses routinely encounter and address risks, some of which will cause our future results to be different—sometimes materially different—than we presently anticipate. Discussion about the material operational risks that our businesses encounter can be found in Management’s Discussion and Analysis (MD&A), in the business descriptions in Item 1. of this Form 10-K and in previous SEC Filings. Below, we have described our present view of the material risks facing our business. Our reactions to material future developments as well as our competitors’ reactions to those developments will determine our future results.

We must develop new products and enhancements to existing products to remain competitive.

We are currently developing new products and enhancements to existing products. We cannot assure you that we will initiate, continue with and/or succeed in our efforts to develop or enhance such products. It is expected that we will file 510(k) applications with the Food and Drug Administration, or FDA, and similar filings with governmental authorities in other countries in connection with our future products and certain of our future product enhancements. There can be no assurance that we will file applications for or obtain regulatory approval from the FDA, either in the form of a pre-market clearance or a 510(k) clearance, for any of our future products, or that in order to obtain FDA clearance, we will not be required to submit additional data or meet additional FDA requirements that may substantially delay the application process and result in substantial additional expense. In addition, such pre-marketing clearance, if obtained, may be subject to conditions on marketing or manufacturing which could impede our ability to manufacture and/or market our products. There can be no assurance that any new products will be developed by us, or if developed, will be approved by, or receive marketing clearance from, applicable domestic and/or international governmental or regulatory authorities. If we are unable to develop, obtain regulatory approval for and market new products and enhancements to existing products, our business and results of operations could be harmed.

Our business may be negatively affected if we do not continue to adapt to rapid technological change, evolving industry standards and new product introductions.

The market for our products is characterized by rapid and significant technological change, evolving industry standards and new product introductions. Our products require significant planning, design, development and testing which requires significant capital commitments and investment by us. There can be no assurance that our products or proprietary technologies will not become noncompetitive or obsolete as a result of technological change, evolving industry standards or new product introductions or that we will be able to generate any economic return on our investment in product development. If our products or technologies become noncompetitive or obsolete, our business could be negatively affected.

We are dependent upon a limited number of distributors for significant portion of our revenue and loss of these key distributors could result in a loss of a significant amount of our revenue.

Historically, a substantial portion of our revenue has come from a limited number of distributors. For example, Patterson Dental Company, Inc. accounted for 28% of revenue for the fiscal year ended September 30, 2006. In addition, 17% of our revenue for fiscal year ended September 30, 2006 was attributable to sales to Henry Schein. It is anticipated that Patterson and Henry Schein will continue to be the largest contributors to our revenue for the foreseeable future. There can be no assurance that Patterson and Henry Schein will purchase any specified minimum quantity of products from us or that they will continue to purchase any products at all. If Patterson or Henry Schein cease to purchase a significant volume of products from us, it could have a material adverse effect on our results of operations and financial condition.

Competition in the markets for our products is intense and we may not be able to compete effectively.

Competition relating to our current products is intense and includes various companies, both within and outside of the United States. We anticipate that competition for our future products will also be intense and include various companies, both within and outside of the United States and Europe. Our competitors and potential competitors include large companies with substantially greater financial, sales and marketing, and technical resources, larger and more experienced research and development staffs, more extensive physical facilities and substantially greater experience in obtaining regulatory approvals and in marketing products than we have. In addition, we cannot assure you that our competitors are not currently developing, or will not attempt to develop, technologies and products that are more effective than those being developed by us or that would otherwise render our existing and new technology and products obsolete or noncompetitive. We may not be able to compete successfully and may lose market share to our competitors.

Our failure to obtain issued patents and, consequently, to protect our proprietary technology, could hurt its competitive position.

Our success will depend in part on our ability to obtain and enforce claims in our patents directed to our products, technologies and processes, both in the United States and in other countries. Risks and uncertainties that we will face with respect to our patents and patent applications include the following:

•       the pending patent applications that we have filed, or to which we have exclusive rights, may not result in issued patents or may take longer than we expect to result in issued patents;

•       the allowed claims of any patents that issue may not provide meaningful protection;

•       we may be unable to develop additional proprietary technologies that are patentable;

•       the patents licensed or issued to us may not provide a competitive advantage;

•       other companies may challenge patents licensed or issued to us;

•       disputes may arise regarding inventions and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us and our respective licensors; and

•       other companies may design around the technologies patented by us.

If we cannot obtain or maintain approval from government agencies, we will not be able to sell our products.

We must obtain certain approvals by, and marketing clearances from, governmental authorities, including the FDA and similar health authorities in foreign countries to market and sell our products in those countries. These regulatory agencies regulate the marketing, manufacturing, labeling, packaging, advertising, sale and distribution of medical devices. The FDA enforces additional regulations regarding the safety of X-ray emitting devices. Our products are currently regulated by such authorities and certain of our new products will require approval by, or marketing clearance from, various governmental authorities, including the FDA. Various states also impose similar regulations.

The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products. A 510(k) application is required in order to market a new or modified medical device. If specifically required by the FDA, a pre-market approval, or PMA, may be necessary. Such proceedings, which must be completed prior to marketing a new medical device, are potentially expensive and time consuming. They may delay or hinder a product’s timely entry into the marketplace. Moreover, there can be no assurance that the review or approval process for these products by the FDA or any other applicable governmental authority will occur in a timely fashion, if at all, or that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect us. The FDA also oversees the content of advertising and marketing materials relating to medical devices which have received FDA clearance. Failure to comply with the FDA’s advertising guidelines may result in the imposition of penalties.

We will also be subject to other federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Failure to comply with regulatory requirements could have a material adverse effect on our business.

Similar to the FDA review process, the EU review process typically requires extended proceedings pertaining to the safety and efficacy of new products. Such proceedings, which must be completed prior to marketing a new medical device, are potentially expensive and time consuming and may delay or prevent a product’s entry into the marketplace.

Our revenue and operating results are likely to fluctuate.

Our quarterly operating results have varied in the past and our operating results are likely to continue to fluctuate in the future. These variations result from a number of factors, many of which are substantially outside of our control, including:

•       the timing of new product introductions by us and our competitors;

•       timing of industry tradeshows;

•       changes in relationships with distributors;

•       developments in government reimbursement policies;

•       changes in product mix;

•       our ability to supply products to meet customer demand;

•       fluctuations in manufacturing costs; and

•       income tax incentives.

Our financial results may be adversely affected by fluctuations in foreign currency exchange rates.

We will be exposed to currency exchange risk with respect to the U.S. dollar in relation to the Euro, because a large portion of our revenue and expenses will be denominated in Euros. This exposure may increase if we expand our operations in Europe. While we enter into hedging arrangements to protect our business against certain currency fluctuations, these hedging arrangements from time to time do not provide comprehensive protection. We will monitor changes in our exposure to exchange rate risk that result from changes in our situation. If we do not enter into effective hedging arrangements in the future, our results of operations and prospects could be materially and adversely affected.

Our substantial indebtedness could have a material adverse consequences for our business, cash flow, financial condition and results of operations.

We are a highly leveraged company, with total indebtedness to unrelated parties of approximately $500 million as of November 22, 2006, the date of the refinancing of our Senior Credit Facility. This substantial level of indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences to our business. For example, it could:

•       increase the risk that we would be unable to generate cash sufficient to pay amounts due on our indebtedness;

•       make us more vulnerable to adverse changes in general economic, industry and competitive conditions and to adverse changes in government regulation;

•       require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, including any indebtedness we may incur in the future, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, research and development, acquisitions and other general corporate purposes;

•       limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operated;

•       place us at a competitive disadvantage compared to our competitors that have less debt; and

•       limit our ability to borrow additional amounts or to sell capital stock for working capital, capital expenditures, research and development, acquisitions, debt service requirements or other general corporate purposes.

Any of these factors could have a material adverse effect on us.

Restrictive covenants and conditions contained in our new senior credit agreement impose significant operating and financial restrictions on our business.

Our new senior credit agreement contains a number of restrictive covenants and conditions that impose significant operating and financial restrictions on our business, including restrictions on our ability to take actions that may be in the best interest of the business. These restrictions and conditions include a mandatory prepayment on a change in control or sale of all or substantially all assets, as well as significant restrictions on mergers and on any business acquisition. Other covenants limit changes to our business, lending activities, investments including joint ventures, further indebtedness, and the payment of dividends and capital share redemptions. The financial covenants require that we maintain a debt coverage ratio of consolidated total net debt to consolidated adjusted EBITDA of no more than 4.00 to 1.00, declining gradually to 3.50 to 1.00, and a cash interest coverage ratio of consolidated adjusted EBITDA to cash interest costs of 4.00 to 1.00 or greater. Failure to comply with these covenants will result in a default under the terms of our senior credit agreement and could result in acceleration of this indebtedness.

If we lose our key management personnel or are unable to attract and retain qualified personnel, it could adversely affect our results of operations or delay or hurt our research and product development efforts.

Our success is dependent, in part, upon our ability to hire and retain management, sales, technical, research and other personnel who are in high demand and are often subject to competing employment opportunities. It is possible that the loss of the services of one or a combination of our senior executives or key managers could have an adverse effect on our operations.

We may experience difficulties managing our growth, which could adversely affect our results of operations.

It is expected that we will grow in certain areas of our operations as we develop and, assuming receipt of the necessary regulatory approvals, market our products. We will therefore need to recruit personnel, particularly sales and marketing personnel, and expand our capabilities, which may strain our managerial, operational, financial and other resources. To compete effectively and manage our growth, we must:

•       train, manage, motivate and retain a growing employee base;

•       accurately forecast demand for, and revenue from, our product candidates; and

•       expand existing operational, financial and management information systems to support our development and planned commercialization activities and the multiple locations of our offices.

Our failure to manage these challenges effectively could materially harm our business.

Since we will operate in markets outside of the United States and Europe, we are subject to additional risks.

We anticipate that sales outside of the United States and Europe will continue to account for a significant percentage of our revenue. Such revenue is subject to a number of uncertainties, including but not limited to the following:

•       economic and political instability;

•       import or export licensing requirements;

•       trade restrictions;

•       longer payment cycles;

•       unexpected changes in regulatory requirements and tariffs;

•       fluctuations in currency exchange rates;

•       potentially adverse tax consequences; and

•       potentially weak protection of intellectual property rights.

These risks may impair our ability to generate revenue from our sales efforts. In addition, many countries outside of the United States and Europe have their own regulatory approval requirements for the sale of products. As a result, the introduction of new products, and our continued sale of existing products, into these markets could be prevented and/or costly and/or time-consuming, and we cannot assure you that we will be able to obtain the required regulatory approvals on a timely basis, if at all.

We may be a party to legal actions that are not covered by insurance.

We may be a party to a variety of legal actions, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, stockholder suits, including securities fraud, governmental investigations and intellectual property related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations. Recent court decisions and legislative activity in the United States may increase our exposure for any of these types of claims. In some cases, substantial punitive damages may be sought. Although we have maintained insurance coverage for some of these potential liabilities, we cannot assure you that such insurance coverage will continue to be available or, if available, that it can be obtained in sufficient amounts or at reasonable cost or that it will be sufficient to cover any claims that may arise. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and/or insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

We are dependent upon a limited number of suppliers for critical components. If these suppliers delay or discontinue the manufacture of these components, we may experience delays in shipments, increased costs and cancellation of orders for our products.

We rely on key suppliers for various critical components and procure certain components from outside sources which are sole suppliers. The availability and prices of these components may be subject to change due to interruptions in production, changing market conditions and other events. Any delays in delivery of or shortages in these components could interrupt and delay manufacturing of our products and result in the cancellation of orders for our products. In addition, these suppliers could discontinue the manufacture or supply of these components at any time. We may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in delays in shipment and increased expenses and may limit our ability to deliver products to our customers. If we are unable to develop reasonably-priced alternative sources in a timely manner, or if we encounter delays or other difficulties in the supply of such products and other materials from third parties, our business and results of operations may be harmed. In past years, semiconductors have been subject to significant price fluctuations.

While we have, in the past, attempted to mitigate the effects of such potential fluctuations, we cannot assure you that we will continue to do so or that we will be able to successfully mitigate the effect of future price increases on our results of operations and financial condition.

Our profitability could suffer if third parties infringe upon our proprietary technology.

Our profitability could suffer if third parties infringe upon our intellectual property rights or misappropriate our technologies and trademarks for their own businesses. To protect our rights to our intellectual property, we will rely on a combination of patent and trademark law, trade secret protection, confidentiality agreements and contractual arrangements with our employees, strategic partners and others. We cannot assure you that any of our patents, any of the patents of which we are a licensee or any patents which may be issued to us or which we may license in the future, will provide us with a competitive advantage or afford us protection against infringement by others, or that the patents will not be successfully challenged or circumvented by third parties, including our competitors. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective patent, trademark and trade secret protection may not be available in every country in which we will offer, or intend to offer, our products. Any failure to adequately protect our intellectual property could devalue our proprietary content and impair our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources.

Our products may infringe on the intellectual property rights of others.

Litigation may be necessary to enforce our patents or to defend against any claims of infringement of patents owned by third parties that are asserted against us. In addition, we may have to participate in one or more interference proceedings declared by the United States Patent and Trademark Office, the European Patent Office or other foreign patent governing authorities, to determine the priority of inventions, which could result in substantial costs.

If we become involved in litigation or interference proceedings, we may incur substantial expense, and the proceedings may divert the attention of our technical and management personnel, even if we ultimately prevail. An adverse determination in proceedings of this type could subject us to significant liabilities, allow our competitors to market competitive products without obtaining a license from us, prohibit us from marketing our products or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. If we cannot obtain such licenses, we may be restricted or prevented from commercializing our products.

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

•       assert against others or defend us against claims of infringement;

•       enforce patents owned by, or licensed to us from another party;

•       protect our trade secrets or know-how; or

•       determine the enforceability, scope and validity of our proprietary rights or the proprietary rights of others.

Healthcare reform could cause a decrease in demand for our products.

There are currently legislative efforts to control healthcare costs in the United States and abroad, which we expect will continue in the future. At this time, we are unable to determine whether and to what extent these changes will apply to our products and business. Similar legislative efforts in the future could negatively impact demand for our products.

Product liability claims exposure could be significant.

We may face exposure to product liability claims and recalls for unforeseen reasons from consumers, distributors or others. We may experience material product liability losses in the future and we may incur significant costs to defend these claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving those products. End-users of our products may look to us for contribution when faced with product recalls or product liability claims. Although we have maintained insurance coverage related to product liability claims, we cannot assure you that product liability insurance coverage will continue to be available or, if available, that it can be obtained in sufficient amounts or at reasonable cost or that it will be sufficient to cover any claims that may arise. We may not maintain any insurance relating to potential recalls of our products. A successful product liability claim brought against us in excess of available insurance coverage or a requirement to participate in any product recall could reduce our profits and/or impair our financial condition, and damage our reputation.

Product warranty claims exposure could be significant.

We will generally warrant each of our products against defects in materials and workmanship for a period of one year from the date of shipment plus any extended warranty period purchased by the customer. The future costs associated with providing product warranties could be material. A successful warranty claim brought against us could reduce our profits and/or impair our financial condition, and damage our reputation.

Adverse publicity regarding the safety of our technology or products could negatively impact us and cause the price of our common stock to fall.

Despite any favorable safety tests that may be completed with respect to our products, adverse publicity regarding application of X-ray products or other products being developed or marketed by others could negatively affect us. If other researchers’ studies raise or substantiate concerns over the safety of our technology approach or product development efforts generally, our reputation could be harmed, which would adversely impact our business and could cause the price of our common stock to fall.

Inadequate levels of reimbursement from governmental or other third-party payers for procedures using our products may cause our revenue to decline.

Third-party payers, including government health administration authorities, private health care insurers and other organizations regulate the reimbursement of fees related to certain diagnostic procedures or medical treatments. Third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. While we cannot predict what effect the policies of government entities and other third-party payers will have on future sales of our products, there can be no assurance that such policies would not cause our revenue to decline.

If we are unable to successfully integrate our employees into our corporate and employee culture, synergies related to the Exchange could be lost or diminished.

We will face challenges inherent in merging distinct employee and corporate cultures into an integrated whole. The inability to successfully integrate employee and corporate cultures, or any significant delay in achieving a successful integration, could adversely affect our ability to retain and attract personnel, and could result in the loss or decrease of efficiency and/or the synergies expected to be achieved as a result of the Exchange. As a result, this could have a material adverse effect on us and the market price of our common stock.

We have developed and must continue to maintain internal controls.

Effective internal controls are necessary for us to provide assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed. Sarbanes-Oxley Act of 2002 requires us to furnish a report by management on internal control over financial reporting, including managements’ assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its certain limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. As a result, even effective internal controls may not provide reasonable assurances with respect to the preparation and presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become either obsolete or inadequate as a result of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in implementing new or revised controls, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

The Company has its headquarters in Long Island City, New York. The Company leases space in Long Island City, New York. The lease expires in June 2007. It is our intent to extend the term of the lease. The leased space houses executive offices, sales and marketing, research and development laboratories and production and shipping facilities.

The Company has its largest facility in Bensheim, Germany. It is composed of a number of buildings housing the Company’s primary manufacturing and assembly facility. It also houses executive offices, sales and marketing, research and development laboratories and production and shipping facilities. In 2005, Sirona entered into a sale and leaseback agreement to construct another building to house additional offices and its Dental Academy. That building will be ready for occupancy in fiscal 2007.

The Company also maintains manufacturing facilities in China, Italy and Denmark and certain sales and service offices worldwide.

The Company believes that its properties and facilities will be adequate for its needs for the foreseeable future and that, if such space proves to be inadequate, it will be able to procure additional or replacement space that will be adequate for its needs.

ITEM 3.                LEGAL PROCEEDINGS

There currently are no material pending legal proceedings, other than routine litigation incidental to the Company’s business, to which the Company is a party or of which any of its property is the subject.

ITEM 4.                SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded publicly on the NASDAQ Global Select Market. In connection with the Exchange, we changed our trading symbol to “SIRO” from “SCHK”. Previously, from September 16, 1999 through December 20, 2005, Schick’s common stock was traded on the Over-the-Counter (“OTC”) Bulletin Board under the trading symbol “SCHK”.

The following table presents quarterly information on the price range of our common stock. This information indicates the high and low sale prices, as quoted in the OTC Bulletin Board through December 19, 2005, and on NASDAQ commencing December 20, 2005. These prices do not include retail markups, mardowns or commissions.

Fiscal Year Ended September 30, 2006	High	Low

First Quarter	$35.50	$24.10
Second Quarter	$50.25	$30.56
Third Quarter(1)	$51.43	$36.22
Fourth Quarter	$40.26	$22.42

Fiscal Year Ended September 30, 2005	High	Low

First Quarter	$16.50	$9.50
Second Quarter	$19.20	$14.90
Third Quarter	$22.80	$16.85
Fourth Quarter	$27.20	$21.00

(1)          The Exchange was completed on June 20, 2006.

On December 4, 2006 there were approximately 115 holders of record of the Company’s common stock. However, the Company believes that the number of beneficial owners of such stock is substantially higher.

In connection with the Exchange, Schick declared a $2.50 per share dividend to stockholders of record as of the close of business on June 19, 2006. Since the Exchange, Sirona has not paid any dividends to holders of its common stock. The Company may consider paying dividends in the future, but currently has no plans to do so. The payment of dividends is within the discretion of the Board of Directors and will depend upon the Company’s earnings, its capital requirements, financial condition and other relevant factors. The payment of dividends is restricted by the terms of our new Senior Credit Facility. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Equity Compensation Plan Information

The following table sets forth the following information, as of September 30, 2006, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance: the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of such options, warrants and rights; and, other than the securities to be issued upon the exercise of such options, warrants and rights, the number of securities remaining available for future issuance under the plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,859,678	19.13	7,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,859,678	19.13	7,000

There were no repurchases of our common stock by the Company in the quarter ended September 30, 2006.

ITEM 6.                SELECTED FINANCIAL DATA

On September 25, 2005, Schick, a Delaware Corporation, which on June 20, 2006 was renamed Sirona Dental Systems, Inc. (“Sirona” or the “Company”), entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. (“Luxco”) and Sirona Holding GmbH (“Sirona Holding”) providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consists of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of €151.0 million plus accrued interest (the “Exchange”). The Exchange closed on June 20, 2006. For accounting purposes, the Exchange is accounted as a reverse acquisition of Schick by Sirona Holding. The historical financial statements of Sirona Holding and its predecessors and the historical financial statements of the Company, and the acquisition by Sirona Holding of the assets and liabilities of Schick is accounted for under the purchase method of accounting. Results of operations of Schick and its wholly owned subsidiary have been included in financial statements from June 20, 2006, the effective date of the Exchange (see Note 4 to the consolidated financial statements contained elsewhere in this document).

On June 30, 2005, Luxco, a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O’Keefe and management and employees of Sirona obtained control over the Sirona business. The transaction was effected by using new legal entities, Sirona Holding GmbH and its wholly owned subsidiary Sirona Dental Services GmbH to acquire 100% of the interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business, through a leveraged buy-out transaction (the ‘‘MDP Transaction’’).

The MDP Transaction was accounted for in accordance with Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions (‘‘EITF 88-16’’), in a manner similar to a business combination under Statement of Financial Accounting Standard No. 141, Business Combinations (‘‘SFAS 141’’). Certain members of Sirona management who were deemed to be in the control group held equity interests in the Sirona group prior to and subsequent to the MDP Transaction (the ‘‘Continuing Shareholders’’).

The interests of the Continuing Shareholders have been reflected at the predecessor basis, resulting in 9.15% of each asset and liability acquired being valued at historical cost at June 30, 2005. The remaining 90.85% interest in each asset and liability was recognized at fair value at June 30, 2005.

On February 16, 2004, funds managed by EQT Northern European Private Equity Funds (‘‘EQT’’) and management and employees of Sirona obtained control over the Sirona business. The transaction was effected by using four new legal entities headed by Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH to acquire 100% of the interest in Sirona Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business, through a leveraged buy-out transaction (the ‘‘EQT Transaction’’). The EQT Transaction resulted in a change in control of the Sirona business and has, therefore, been accounted for as a business combination under SFAS 141. The carrying values of the assets and liabilities were adjusted to their fair value on February 16, 2004, and the difference between the purchase price and the fair value of the net assets and liabilities was recorded as goodwill.

For further information regarding the MDP Transaction and the EQT Transaction, see Note 5 to the consolidated financial statements contained elsewhere in this document.

Sirona Beteiligungs- und Verwaltungsgesellschaft mbH is referred to as ‘‘Predecessor 1’’ for the periods from October 1, 2003 to February 16, 2004. Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH is referred to as ‘‘Predecessor 2’’ for the periods from February 17, 2004 to September 30, 2004 and from October 1, 2004 to June 30, 2005. Sirona Dental Systems, Inc (now the parent of Sirona Holding GmbH) is referred to as ‘‘Successor’’ as of September 30, 2005 and 2006 and for periods from July 1, 2005 to September 30, 2005 and for the year ended September 30, 2006.

The selected historical consolidated financial data of Sirona included below and elsewhere in this document are not necessarily indicative of future performance. This information is only a summary and should be read in conjunction with the sections entitled ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and accompanying notes contained elsewhere in this document.

	Successor		Predecessor 2		Predecessor 1
	Fiscal 2006	Fiscal 2005		Fiscal 2004		Fiscal 2003	Fiscal 2002
		July 1,	October 1,	February 17,	October 1,
	Year ended	2005 to	2004 to	2004 to	2003 to	Year ended	Year ended
	September 30,	September 30,	June 30,	September 30,	February 16,	September 30,	September 30,
	2006	2005	2005	2004	2004	2003	2002
	$’000s (except for per share amounts)
Statement of Operations Data:
Revenue	$520,604	$105,071	$358,285	$229,216	$158,601	$306,190	$268,871
Cost of sales	278,685	71,614	199,463	152,938	76,947	165,073	146,032
Gross profit	241,919	33,457	158,822	76,278	81,654	141,117	122,839
Operating expenses (income):
Selling, general and administrative expense	148,715	34,544	93,236	65,424	33,454	65,787	52,903
Research and development	33,107	7,863	21,700	16,594	8,575	19,832	18,180
Provision for doubtful accounts and notes receivable	348	(192)	(127)	(846)	368	(387)	588
Write off of in-process research and development	6,000	33,796	—	20,217	—	—	—
Other operating expense (income), net	1,733	(723)	(384)	955	82	1,702	11,104
Operating income/(loss)	52,016	(41,831)	44,397	(26,066)	39,175	54,183	40,064
Non-operating expense, net	43,683	10,006	27,777	20,040	5,425	14,277	9,819
Income/(loss) before income taxes and minority interest	8,333	(51,837)	16,620	(46,106)	33,750	39,906	30,245
Income tax provision/(benefit)	7,360	(5,796)	5,444	(11,748)	13,181	15,330	13,521
Minority interest	218	(6)	50	—	—	—	—
Net income/(loss)	$755	$(46,035)	$11,126	$(34,358)	$20,569	$24,576	$16,724
Net income/(loss) per share
—basic	$0.02	N/A	N/A	N/A	N/A	N/A	N/A
—diluted	$0.02	N/A	N/A	N/A	N/A	N/A	N/A

	Successor	Successor	Predecessor 2	Predecessor 1	Predecessor 1
	As of	As of	As of	As of	As of
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2004	2003	2002
	$’000s
Balance Sheet Data (at end of period):
Cash and cash equivalents	$80,560	$65,941	$38,877	$51,052	$26,711
Working capital(1)	101,765	98,646	41,776	74,955	46,396
Total assets	1,541,004	1,238,675	762,985	346,498	278,884
Long-term obligations	929,009	1,111,158	631,846	182,507	155,129
Total liabilities	1,052,895	1,211,941	745,709	258,403	226,740
Accumulated deficit and earnings	(47,406)	(48,161)	(34,358)	16,694	(7,882)
Shareholder´s equity	487,846	26,692	17,276	88,095	52,144

(1)          Working capital is defined as current assets less current liabilities.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in “Results of Operations” in this Item and elsewhere in this Report. See “ITEM 1A—Risk Factors—Forward-Looking Statements.” Except as otherwise disclosed all amounts are reported in US dollar ($).

Overview

Sirona is a leading manufacturer of high-tech dental equipment. Sirona focuses on developing innovative systems and solutions for dentists globally. Sirona has served equipment dealers and dentists worldwide for almost 125 years. The Company has its headquarters in Long Island City, New York and in addition the Company has a primary facility in Bensheim, Germany. Sirona manages its business on both a product and geographic basis and has four reporting segments: Dental CAD/CAM Systems, Imaging Systems, Treatment Centers and Instruments. Products from each category are marketed in all geographical sales regions.

Significant Factors That Affect Sirona’s Results of Operations

Increased Focus on Sirona’s Position in the U.S. Dental Market

From October 1, 2003 to September 30, 2006, Sirona experienced strong sales growth, with U.S. dollar revenue increasing on average by 31% annually. Several products that have been launched during that period have generated significant interest in the U.S. market, including, but not limited to, CEREC, inLab, inEos, the ORTHOPHOS XG line, C8 + and electrical handpieces.

Sirona works together with large distributors in the U.S. market, including Patterson Dental and Henry Schein. The relationship with Henry Schein was expanded beyond the European markets to the United States in January 2005. Patterson Dental made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution right for CEREC CAD/CAM products in the United States and Canada until 2017. The amount Sirona received was recorded as deferred revenue and will be recognized on a straight-line basis commencing at the beginning of the extension of the exclusivity period in fiscal 2008. See ‘‘Business—Distribution.’’

Focus on Further Global Expansion

In addition to increased U.S. market penetration, Sirona has pursued expansion in the rest of the world. Over the last three years, sales in the rest of the world grew on average by 15% annually. To support this growth, Sirona expanded its local presence and distribution channels by establishing new sales and service locations in Spain, France and the United Kingdom in 2004, in Japan and Australia in 2005 and in China in 2006. This expansion resulted in increased sales, gross profit and SG&A expense.

Changes in Ownership of Sirona

The MDP Transaction of June 30, 2005, as well as the EQT transaction of February 14, 2004, resulted in a change of ownership that was accounted for in a manner similar to a business combination under U.S. GAAP.

The results of operations of Sirona and its legal, tax and financing structure have changed substantially as a result of the MDP Transaction and the EQT Transaction. Sirona’s business was acquired by newly-formed entities and Sirona incurred substantial fees and expenses not related to its ongoing operations. The assets and liabilities acquired were partially stepped up to fair value and a related deferred tax liability was recorded. The excess of the total purchase price over the fair value of the net assets acquired, including IPR&D projects which were expensed at the date of closing, was allocated to goodwill and is subject to periodic impairment testing.

Sirona’s cost of goods sold, research and development, selling, general and administrative expense and operating results have been and will continue to be materially affected by higher depreciation and amortization costs resulting from the step-up to fair value of Sirona’s assets and liabilities. Taxes, interest and net income have also been and will continue to be substantially impacted by the structural changes resulting from the MDP Transaction and the EQT Transaction.

Acquisition of Schick Technologies Inc.

On June 20, 2006, the Exchange with Schick Technologies Inc. was completed (see Note 4 to the consolidated  financial statements). The results of operations and the cash flows for the year ended September 30, 2006, as well as the balance sheet as of September 30, 2006 have been affected by this reverse acquisition. The Schick assets and liabilities acquired were stepped up to their fair values and a related deferred tax liability was recorded. The excess of the total purchase price over the fair value of the net assets acquired, including IPR&D projects which were expensed at the acquisition date, was allocated to goodwill and is subject to periodic impairment testing.

Sirona’s cost of goods sold, research and development, selling, general and administrative expense and operating results will be materially affected by higher depreciation and amortization costs resulting from the inclusion of Schick in its consolidated accounts. Taxes, interest and net income will also be impacted by the structural changes resulting from the Exchange. The acquisition is expected to generate operating synergies of $5.0 to $7.0 million per year, within 12 to 24 months after June 20, 2006.

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. For the fiscal year ended September 30, 2006, approximately 57% of Sirona’s revenue and approximately 83% of its expenses were in Euros. During the periods under review, the U.S. dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between September 30, 2003 and September 30, 2006, the U.S. dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of 1.1416 to a high of 1.3637. To manage this variability in its operating results, Sirona has entered into foreign exchange forward contracts. As of September 30, 2006, these contracts had notional amounts totalling $26.1 million.

Because these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. dollar could materially affect Sirona’s results of operations. A portion of Sirona’s senior credit facility, Tranche A, is denominated in U.S. dollars. This loan is subject to revaluation into Euro, the functional currency of the applicable Sirona entity at each reporting date. See “—Liquidity and Capital Reserves” for a discussion of our new senior credit facility entered into November 22, 2006. Fluctuations in currency exchange rates are reflected within Sirona’s statement of operations. These fluctuations may be significant in any period due to changes in the exchange rates between the Euro and the U.S. dollar.

Fluctuations in Quarterly Operating Results

Sirona’s quarterly operating results have varied in the past and are likely to vary in the future. These variations result from a number of factors, many of which are substantially outside its control, including:

•       the timing of new product introductions by Sirona or its competitors;

•       the timing of industry trade shows;

•       developments in government reimbursement policies;

•       changes in product mix;

•       Sirona’s ability to supply products to meet customer demand;

•       fluctuations in manufacturing costs;

•       income tax incentives; and

•       currency fluctuation.

Due to the variations which Sirona has experienced in its quarterly operating results, it does not believe that period-to-period comparisons of results of operations of Sirona are necessarily meaningful or reliable as indicators of future performance.

Taxes

The German tax authority is currently examining the Company’s tax returns for the years 2001 to 2004. The Company does not believe the results of the examination will have an adverse material effect on the Company’s financial position, results of operations or liquidity.

Results of Operations

Because both the EQT Transaction and the MDP Transaction materially changed the carrying values of Sirona’s assets and liabilities recorded in its consolidated balance sheet, the following naming convention has been used in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ to distinguish between periods for which the consolidated financial statements are not prepared on a comparable basis:

•       Sirona Beteiligungs- und Verwaltungsgesellschaft mbH—Predecessor 1
October 1, 2003—February 16, 2004 (Portion of Fiscal 2004)

•       Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH—Predecessor 2
February 17, 2004—September 30, 2004 (Portion of Fiscal 2004)
October 1, 2004—June 30, 2005 (Portion of Fiscal 2005)

•       Sirona Dental Systems, Inc. (now parent to Sirona Holding GmbH)—Successor
July 1, 2005—September 30, 2005 (Portion of Fiscal 2005)
October 1, 2005—September 30, 2006

The results of operations presented for the year ended September 30, 2005 represent an aggregation of the results of operations for the Predecessor 2 period from October 1, 2004 to June 30, 2005 when Predecessor 2 was under the ownership of EQT, and the results of operations for the Successor period from July 1, 2005 to September 30, 2005, being the period following the MDP Transaction. The results have been aggregated to provide readers with 2005 data for a full fiscal year period and to provide a basis for comparing results of operations to prior periods. Results of operations for the Successor period include the effect of purchase accounting related to the MDP Transaction and, therefore, are not directly comparable to data for the prior periods.

The results of operations presented for the year ended September 30, 2004 represent an aggregation of the results of operations for the Predecessor 1 period from October 1, 2003 to February 16, 2004 when Sirona was under the ownership of Permira, and the results of operations for the Predecessor 2 period from February 17, 2004 to September 30, 2004, being the period following the EQT Transaction. The results have been aggregated to provide readers with 2004 data for a full fiscal year period. Results of operations for the Predecessor 2 period include the effect of purchase accounting related to the EQT Transaction and, therefore, are not directly comparable to data for the prior periods.

The table below sets forth Sirona’s results of operations for the fiscal periods presented:

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2006	2005	2004
		(aggregated)	(aggregated)
		(unaudited)	(unaudited)
	$’000s (except for per share amounts)
Revenue	$520,604	$463,356	$387,817
Cost of sales	278,685	271,077	229,885
Gross profit/	241,919	192,279	157,932
Operating expenses/(income):
Selling, general and administrative expense	148,715	127,780	98,878
Research and development	33,107	29,563	25,169
Provision for doubtful accounts and notes receivable	348	(319)	(478)
Write off in-process research and development	6,000	33,796	20,217
Net other operating expenses/(income)	1,733	(1,107)	1,037
Operating income	52,016	2,566	13,109
Foreign currency transaction (gain)/loss	(9,873)	1,350	5,620
Gain/loss on derivative instruments	(719)	2,701	140
Interest expense, net	54,275	33,861	19,705
Other (income)	—	(129)	—
Income/(loss) before income taxes and minority interest	8,333	(35,217)	(12,356)
Income tax provision/(benefit)	7,360	(352)	1,433
Minority intererst	218	44	—
Net income/(loss)	$755	$(34,909)	$(13,789)
Net income/(loss) per share
—basic	$0.02	N/A	N/A
—diluted	$0.02	N/A	N/A

A reconciliation of the aggregate period results shown above to the consolidated statements of operations prepared in accordance with U.S. GAAP has been included in the table below:

	July 1, 2005	October 1,		February 17,	October 1,
	to	2004 to	Year ended	2004 to	2003 to	Year ended
	September 30,	June 30,	September 30,	September 30,	February 16,	September 30,
	2005	2005	2005	2004	2004	2004
			(aggregated)			(aggregated)
			(unaudited)			(unaudited)
	$’000s
Revenue	$105,071	$358,285	$463,356	$229,216	$158,601	$387,817
Cost of sales	71,614	199,463	271,077	152,938	76,947	229,885
Gross profit	33,457	158,822	192,279	76,278	81,654	157,932
Operating expenses/(income):
Selling, general and administrative expense	34,544	93,236	127,780	65,424	33,454	98,878
Research and development	7,863	21,700	29,563	16,594	8,575	25,169
Provision for doubtful accounts and notes receivable	(192)	(127)	(319)	(846)	368	(478)
Write off in-process research and development	33,796	—	33,796	20,217	—	20,217
Net other operating (income)/expenses	(723)	(384)	(1,107)	955	82	1,037
Operating (loss)/income	(41,831)	44,397	2,566	(26,066)	39,175	13,109
Foreign currency transaction loss/(gain)	601	749	1,350	4,129	1,491	5,620
Loss/(gain) on derivative instruments	(1,682)	4,383	2,701	1,498	(1,358)	140
Interest expense, net	11,087	22,774	33,861	14,413	5,292	19,705
Other (income)	—	(129)	(129)	—	—	—
(Loss)/income before income taxes and minority interest	(51,837)	16,620	(35,217)	(46,106)	33,750	(12,356)
Income tax (benefit)/provision	(5,796)	5,444	(352)	(11,748)	13,181	1,433
Minority intererst	(6)	50	44	—	—	—
Net (loss)/income	$(46,035)	$11,126	$(34,909)	$(34,358)	$20,569	$(13,789)

The aggregation of the results of operations data for fiscal 2005 and fiscal 2004 is not in accordance with U.S. GAAP, and the periods presented are not comparable due to the change in basis of assets that resulted from the application of the purchase method of accounting in connection with the MDP Transaction and the EQT Transaction. Because Predecessor 1, Predecessor 2 and Successor are different reporting entities for accounting purposes, the aggregated information should be considered as supplemental information only.

Fiscal Year Ended September 30, 2006 compared to Aggregated Fiscal Year Ended September 30, 2005

Revenue for the year ended September 30, 2006 was $520.6 million, an increase of $57.3 million, or 12.4%, as compared with the year ended September 30, 2005. On a constant currency basis, adjusting for the fluctuations in the U. S.$/Euro rate, total revenue increased by 15%, which included growth rates for the Imaging Systems segments of 36%, the Instruments segments of 17%, the Dental CAD/CAM Systems of 11%, and the Treatment Center segment of 4%. The Imaging Systems segment was driven by the trend towards increasing digitalization of dental practices, the success of the new panoramic product line ORTHOPHOS XG and the inclusion beginning June 20, 2006 of the Schick operations. The Instrument segment revenue increase was driven by new products, such as the Sirolaser and SIROpure instruments. The Dental CAD/CAM systems revenue benefited from the key trends in the dental industry, such as increased emphasis on efficiency and productivity, and patients growing emphasis on aesthetics.

Revenue in the United States for the year ended September 30, 2006 increased by 26% from the prior period. All segments contributed to this development. Of the year-over-year growth in the United States 59% was attributable to the Imaging Systems segment, 21% to the Dental CAD/CAM Systems segment, 11% to the Instruments segment and 9% to the Treatment Center segment. Revenue growth in the rest of the world was 7%. On a constant currency basis, revenue in the rest of the world increased by 11%. The revenue growth in the rest of the world was primarily due to Sirona’s expanded presence in Spain, Australia, China and Canada. Sirona launched new sales and service operations in Australia in May 2005 and in China in July 2006.

Cost of Sales

Cost of sales for the year ended September 30, 2006 was $278.7 million, an increase of $7.6 million, or 2.8%, as compared with the year ended September 30, 2005. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of inventories and tangible and intangible assets, which were $53.1 million for the year ended September 30, 2006, compared with $52.3 million for the year ended September 30, 2005. Excluding these amounts, costs of sales as a percentage of revenue decreased to 43.3% for the year ended September 30, 2006 compared with 47.2% for the year ended September 30, 2005, and gross profit as a percentage of revenue increased by 3.9% from 52.8% to 56.7%. This increase in gross profit was primarily due to a period-over-period increase in gross-profit margins in all of the segments. The improvement was attributable to economies of scale resulting from volume increases, which have in turn led to fixed cost leverage. In addition, the improved cost position of the new panoramic product line over the predecessor product and the Schick product lines, were the main drivers of the improved gross profit margin in the Imaging Systems segment.

Selling, General and Administrative

For the year ended September 30, 2006, SG&A expense was $148.7 million, an increase of $20.9 million, or 16.4%, as compared with the year ended September 30, 2005. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets as well as non-cash option expense in the amount of $5.5 million for the year ended September 30, 2006, compared with $1.7 million for the year ended September 30, 2005. The year-over-year increase in amortization and depreciation expense resulted from the step-up to fair values of Sirona’s net assets and liabilities related to the Exchange. Excluding these amounts, as a percentage of revenue SG&A expense increased to 27.5% for the year ended September 30, 2006, as compared with 27.2% for the year ended September 30, 2005. The increase was primarily due to increased costs associated with the growth in revenue and with costs associated with Sirona’s expanded presence in various markets, including the United States, Japan, Australia and China. Cost for the initial Sarbanes Oxley implementation in the amount of $2.8 million have been included in other operating expenses.

Research and Development

R&D expense for the year ended September 30, 2006 was $33.1 million, an increase of $3.5 million, or 11.8%, as compared with the year ended September 30, 2005. As a percentage of revenue, R&D remained relatively constant at 6.4% for the years ended September 30, 2006 and September 30, 2005, respectively. The increase in R&D reflects new product developments or product enhancements in all segments, with particular focus on Galileos, a 3D panoramic imaging unit, which will be launched in fiscal year 2007.

Write-off of In-process Research and Development

Write-off of IPR&D for the year ended September 30, 2006 was $6.0 million, compared to $33.8 million for the year ended September 30, 2005. The capitalization and immediate write-off were recorded as a result of the allocation of the acquisition purchase price in connection with the Exchange and the MDP Transaction. These charges will not have a continued impact on Sirona’s future operating results.

Gain and Loss on Foreign Currency Transactions

Gain on foreign currency transactions for the year ended September 30, 2006 amounted to $9.9 million compared to a loss of $1.3 million for the year ended September 30, 2005. These gains and losses included an unrealized foreign currency gain and (loss) on U.S. dollar denominated bank debt of $6.0 million and ($2.9) million for the years ended September 30, 2006 and 2005, respectively. An unrealized foreign currency gain of $5.0 million on the U.S. dollar denominated deferred income, resulting from the exclusivity payment, is also included in the year ended September 30, 2006. This foreign currency gain or loss resulted from translation adjustments to the carrying value of Tranche A of Sirona’s U.S. dollar denominated bank debt and deferred income due to currency fluctuations which did not affect cash flow.

Interest Expense

Net interest expense for the year ended September 30, 2006 was $54.3 million, compared to $ 33.9 million for the year ended September 30, 2005. This increase was primarily due to higher average debt balances following the MDP Transaction and includes $6.2 and $2.7 million of amortization of capitalized financing fees for the year ended September 30, 2006 and 2005, respectively.

Provision/(Benefit) for Income Taxes

For the year ended September 30, 2006 and 2005, Sirona realized a profit and (loss) before income taxes and minority interest of $8.3 million and ($35.2) million, respectively. The average actual tax rate for these years was 35% and 36.9%, which would result in a provision and a (benefit) of $2.9 million and ($13.0) million, respectively. The tax provision for income taxes for the year ended September 30, 2006 was $7.4 million and the tax benefit for the year ended September 30, 2005 was $0.4 million. The tax provision for the year ended September 30, 2006 was adversely impacted by foreign income for which no foreign tax credit was available and the non-tax deductible charge related to the write off of IPR&D related to the Exchange. The tax benefit for the year ended September 30, 2005 was primarily impacted by non-tax deductible expense related to the write off of IPR&D related to the MDP Transaction.

Net Income / (Loss)

Sirona’s net income for the year ended September 30, 2006 was $0.8 million, an increase of $35.7 million, as compared with the year ended September 30, 2005. As described above, Sirona’s net income was significantly impacted by the MDP Transaction, the related financing and the Exchange. For the year ended September 30, 2006, amortization and depreciation expense resulting from the step-up of fair values of intangible and tangible assets related to the Exchange and the MDP Transaction was $35.3 million (net of a tax impact of $ 19.0 million). Write-off of IPR&D was $6.0 million (with no tax impact). In addition, the unrealized gains on the Tranche A U.S. dollar denominated bank debt as well as the deferred income from the exclusivity payment was $7.1 million (net of a tax impact of $3.9 million) and option expenses were $2.3 million (net of a tax impact of $1.2 million). Excluding these items in both periods, net income increased due to higher revenue and improved gross margins, partially offset by higher SG&A, R&D and interest expense.

Aggregated Fiscal Year Ended September 30, 2005 Compared to Aggregated Fiscal Year Ended September 30, 2004

Revenue

Revenue for the year ended September 30, 2005 was $463.4 million, an increase of $75.5 million, or 19.5%, as compared with the year ended September 30, 2004. On a constant currency basis, adjusting for the fluctuations in the U.S.$/Euro rate, total revenue increased 16%, which included growth rates for the Dental CAD/CAM Systems and the Imaging Systems segments of 36% and 22%, respectively; whereas revenue for the Treatment Centers and the Instruments segments remained essentially unchanged. The Dental CAD/CAM Systems segment continued to experience strong demand for its product line. The increase in Imaging Systems segment revenue was led by the strong demand for the new panoramic imaging line, ORTHOPHOS XG. All revenue increases were volume driven, while prices remained stable.

Revenue in the United States for the year ended September 30, 2005 increased by 41% from the prior period, due to strong demand for products in the Dental CAD/CAM Systems segment and the introduction of the new panoramic imaging line. Seventy-three percent of the year-over-year growth in the United States was attributable to the Dental CAD/CAM Systems segment and 25% was driven by the new panoramic product line, ORTHOPHOS XG. The addition of Henry Schein as a distributor for Imaging Systems, Treatment Centers and Instruments in the United States in January 2005 also contributed to this growth. Revenue growth in the rest of the world was 13%. On a constant currency basis, revenue in the rest of the world increased by 9%. The revenue growth in the rest of the world was particularly due to Sirona’s expanded presence in Germany, the United Kingdom, Japan and South Korea. Sirona launched new sales and service operations in Japan in October 2004 and in Australia in May 2005.

Cost of Sales

Cost of sales for the year ended September 30, 2005 was $271.1 million, an increase of $41.2 million, or 17.9%, as compared with the year ended September 30, 2004. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of inventories and tangible and intangible assets, which were $52.3 million for the year ended September 30, 2005, compared with $33.4 million for the year ended September 30, 2004. The year-over-year increase in amortization and depreciation expense resulted from the fair value adjustments related to the MDP Transaction. Excluding these amounts, costs of sales as a percentage of revenue decreased to 47.2% for the year ended December 31, 2005 compared with 50.7% for the year ended September 30, 2004, and gross profit as a percentage of revenue increased by 3.5% from 49.3% to 52.8%. This increase in gross profit was primarily due to a change in regional and product mix. As a percentage of total sales, sales of products in the Dental CAD/CAM Systems and the Imaging Systems segments increased by approximately 6%. These higher margin sales in the Dental CAD/ CAM Systems and the Imaging Segments contributed approximately 70% and 18%, respectively, to the increase in gross profit.

Selling, General and Administrative

For the year ended September 30, 2005, SG&A expense was $127.8 million, an increase of $28.9 million, or 29.2%, as compared with the year ended September 30, 2004. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets in the amount of $1.7 million for the year ended September 30, 2005, compared with $1.2 million for the year ended September 30, 2004. The year-over-year increase in amortization and depreciation expense resulted from the step-up to fair values of Sirona’s net assets and liabilities related to the MDP Transaction. Excluding these amounts, SG&A expense increased for the year ended September 30, 2005 by $28.4 million, or 29.0%, as compared with the year ended September 30, 2004. As a percentage of revenue, SG&A expense increased to 27.2% for the year ended September 30, 2005 as compared with 25.2% for the year ended September 30, 2004.

The increase was primarily due to increased costs associated with the growth in revenue and with costs associated with Sirona’s expanded presence in various markets in 2005, including the United States, Japan and Australia, which accounted for approximately 70% of the increase in SG&A expense.

Research and Development

R&D expense for the year ended September 30, 2005 was $29.6 million, an increase of $4.4 million, or 17.5%, as compared with the year ended September 30, 2004. As a percentage of revenue, R&D remained relatively constant at 6.4% and 6.5% for the year ended September 30, 2005 and the year ended September 30, 2004, respectively. The increase in R&D reflected the large number of new products launched in the year ended September 30, 2005.

Write-off of In-process Research and Development

Write-off of IPR&D for the year ended September 30, 2005 was $33.8 million, compared to $20.2 million for the year ended September 30, 2004. The capitalization and related write-off were recorded as a result of the allocation of the acquisition purchase price of the EQT and the MDP Transactions. This was a one-time charge that will not have a continued impact on Sirona’s future results.

Loss on Foreign Currency Transactions

The loss on foreign currency transactions for the year ended September 30, 2005 amounted to $1.3 million compared to a loss of $5.6 million for the year ended September 30, 2004. These losses included an unrealized foreign currency loss on U.S. dollar denominated bank debt of $2.9 million and $5.9 million for the years ended September 30, 2005 and 2004, respectively. This foreign currency unrealized loss resulted from translation adjustments to the carrying value of Sirona’s Tranche A U.S. dollar denominated bank debt due to currency fluctuations. This unrealized loss did not affect Sirona’s cash flow.

Interest Expense

Net interest expense for the year ended September 30, 2005 was $33.9 million, compared to $19.7 million for the year ended September 30, 2004. This increase was primarily due to higher average debt balances following the MDP Transaction.

Benefit (Provision) for Income Taxes

For the year ended September 30, 2005 and 2004, Sirona realized a loss before income taxes and minority interest of $35.2 million and $12.4 million, respectively. The German tax rate for these years was 36.9%, which would result in a benefit of $13.0 million and $4.6 million, respectively. The tax benefit for income taxes for the year ended September 30, 2005 was $0.4 million and the tax provision for the year ended September 30, 2004 was $1.4 million. The tax benefit for the year ended September 30, 2005 was primarily impacted by non-tax deductible expense related to the write off of IPR&D. The tax provision for the year ended September 30, 2004 was primarily impacted by non-tax deductible expense related to the write off of IPR&D and a portion of the interest expense for purposes of the local trade tax.

Net Income (Loss)

Sirona’s net loss for the year ended September 30, 2005 was $34.9 million, an increase of $21.1 million, as compared with the year ended September 30, 2004. As described above, the MDP Transaction and the EQT Transaction and the related financings had a significant impact on Sirona’s net income. For the year ended September 30, 2005, amortization and depreciation expense resulting from the step-up of fair values of intangible and tangible assets related to the MDP Transaction and the EQT Transaction was $34.1 million (net of a tax impact of $ 19.9 million). Write-off of IPR&D was $33.7 million (with no tax impact) and the unrealized loss on the Tranche A U.S. dollar denominated bank debt was $1.8 million (net of a tax impact of $1.1 million). Excluding these items in both periods, net income increased due to higher revenue and improved gross margins, partially offset by higher SG&A, R&D and interest expense.

Liquidity and Capital Resources

Historically, Sirona’s principal uses of cash, apart from operating requirements, including research and development expenses, have been for interest payments, debt repayment and acquisitions. Operating capital expenditures are approximately equal to operating depreciation (excluding any effects from the increased amortization and depreciation expense resulting from the step-up to fair values of Sirona’s and Schick’s assets and liabilities required under purchase accounting). Sirona’s management believes that Sirona’s working capital is sufficient for its present requirements.

	Successor		Predecessor 2			Predecessor 1
		July 1,	October 1,		February 17,	October 1,
	Year ended	2005 to	2004 to	Year ended	2004 to	2003 to	Year ended
	September 30,	September 30,	June 30,	September 30,	September 30,	February 16,	September 30,
$’000s	2006	2005	2005	2005	2004	2004	2004
				(aggregated)			(aggregated)
				(unaudited)			(unaudited)
Net cash provided by operating activities	$96,714	$137,403	$54,806	$192,209	$37,456	$28,258	$65,714
Net cash used in investing activities	(6,317)	(559,998)	(37,408)	(597,406)	(374,425)	(4,598)	(379,023)
Net cash / provided by (used in) financing activities	(78,493)	448,847	(14,624)	434,223	310,633	(11,588)	299,045
Increase / (decrease) in cash during the period	$11,904	$26,252	$2,774	$29,026	$(26,336)	$12,072	$(14,264)

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, interest and taxation.

Net cash provided by operating activities was $96.7 million for the year ended September 30, 2006 compared to $192.2 million for the fiscal year ended September 30, 2005. In 2005 Sirona received a one-time payment of $100 million for an exclusivity agreement for Dental CAD/CAM systems with Sirona’s distribution partner, Patterson Dental Inc., for sales in the United States and Canada. Excluding this amount the cash provided by operating activities in fiscal years 2006 and 2005 remained nearly unchanged. Compared to the year ended September 30, 2004 cash provided by operating activities increased by $26.5 million, or 40%, in the year ended September 30, 2005.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures, financial investments, acquisitions and disposals.

Net cash used in investing activities was $6.3 million for the year ended September 30, 2006, compared to $597.4 million for the year ended September 30, 2005 and $379.0 million for the year ended September 30, 2004. The primary contributors to the investing cash outflow in fiscal 2006 were (1) capital expenditures of $22.5 million and (2) a cash inflow from the Exchange of $14.6 million. The primary contributors to the investing cash outflow in fiscal 2005 were (1) the MDP Transaction of $556.3 million, (2) the deferred purchase price payment in December 2004 of $25.7 million related to the EQT Transaction, and (3) capital expenditures of $15.7 million. The primary contributors to the investing cash outflow in Fiscal 2004 were (1) the EQT Transaction of $359.5 million, (2) $5.8 million for the acquisition of businesses and (3) $13.8 million for capital expenditures.

Net Cash Provided by (Used In) Financing Activities

Net cash used in financing activities was $78.5 million for the year ended September 30, 2006 compared to net cash provided by financing activities of $434.2 million for the year ended September 30, 2005 and net cash provided by financing activities of $299.0 million for the year ended September 20, 2004. The cash used in financing activities in fiscal 2006 comprised unscheduled prepayments of the Mezzanine loan (€15.0 million or $17.4) as well as Tranche C (€15.0 million or $17.4) and unscheduled and scheduled prepayments of Tranche A ($43.9 million) of the Senior Facility Loan. The cash provided by financing activities in fiscal 2005 reflected the refinancing of Sirona’s debt to effect the MDP Transaction. This refinancing resulted in full repayment of Sirona’s existing bank debt and shareholder loans and proceeds generated from new debt. As a result of the MDP Transaction, Sirona’s debt substantially increased. The cash provided by financing activities in fiscal 2004 reflected the refinancing of Sirona’s debt to effect the EQT Transaction. This refinancing resulted in full repayment of Sirona’s existing bank debt and shareholder loans and proceeds generated from new debt. As a result of the EQT Transaction, Sirona’s debt substantially increased. See below for a discussion of long-term debt for further details.

Sirona believes that its operating cash flows and available cash (including restricted cash), together with its long-term debt borrowings, will be sufficient to fund its working capital needs, research and development expenses (including but not limited to the acquired in-process research and development) anticipated capital expenditure and debt service requirements.

Other Financial Data [unaudited]:

	Successor		Predecessor 2		Predecessor 1
		July 1,	October 1,	February 17,	October 1,
	Year ended	2005 to	2004 to	2004 to	2003 to
	September 30,	September 30,	June 30,	September 30,	February 16,
	2006	2005	2005	2004	2004
	$’000s
Net income / (loss)	$755	$(46,035)	$11,126	$(34,358)	$20,569
Net interest expense	54,275	11,087	22,774	14,413	5,292
Provision / (benefit) for income taxes	7,360	(5,796)	5,444	(11,748)	13,181
Depreciation	12,543	3,454	12,738	9,393	4,501
Amortization	54,311	11,938	31,417	23,310	2,029
EBITDA	$129,244	$(25,352)	$83,499	$1,010	$45,572

EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization. Sirona believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in its industry. EBITDA is not a recognized term under U.S. GAAP, should not be viewed in isolation and does not purport to be an alternative to net income (loss) as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity. There are material limitations associated with making the adjustments to Sirona’s earnings to calculate EBITDA and using this non-U.S. GAAP financial measure as compared to the most directly comparable U.S. GAAP financial measure. For instance, EBITDA does not include:

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

Transaction related costs and non-cash charges for Sirona are further detailed in the following table:

	Successor	Successor	Predecessor 2	Predecessor 2	Predecessor 1
		July 1,	October 1,	February 17,	October 1,
	Year ended	2005 to	2004 to	2004 to	2003 to
	September 30,	September 30,	June 30,	September 30,	February 16,
	2006	2005	2005	2004	2004
	$’000s
Transaction related costs(a)	$—	$1,592	$35	$182	$91
Non-cash charges(b)	(707)	43,605	3,843	37,146	—
Total	$(707)	$45,197	$3,878	$37,328	$91

(a)           Transaction related costs were incurred in connection with the EQT Transaction and the MDP Transaction.

(b)          Represents (1) the amounts related to the fair value increases in inventory and in-process research and development resulting from the EQT Transaction, the MDP Transaction and the Exchange, (2) the foreign exchange (gain) loss on bank debt resulting from transaction adjustments to the carrying value of a portion of Sirona’s U.S. dollar denominated debt due to currency fluctuations, (3) the foreign exchange (gain) loss resulting from transaction adjustments to the carrying value of the U.S. dollar denominated exclusivity payment due to currency fluctuations and (4) share-based compensation expense under SFAS No. 123R.

Long-term debt

Shareholder loan

Luxco granted Sirona Holding a loan of €151.0 million in connection with the MDP Transaction. The loan accrues interest at 7.5% per annum. In connection with the Exchange Sirona Dental Systems, Inc. took over the shareholder loan from Luxco. Effective June 20, 2006 (closing of the transaction) the shareholder loan is eliminated on consolidation. The interest is being accumulated until the end of the loan term on June 30, 2015, when the loan and the interest is required to be repaid. From October 1, 2005 through June 20, 2006 interest of €8.3 million ($10.1 million) has been accreted.

Bank loans

Bank loans outstanding at September 30, 2006 included senior ranking loans and accreted interest of $531.5 million, divided into three tranches and a mezzanine loan plus an acquisition facility and an overdraft facility. As discussed below, the company entered into a new Senior Credit Facility on November 22, 2006 and used the proceeds to refinance its outstanding senior bank loans and mezzanine loan.

Tranche A was a U.S. Dollar denominated loan and had an original principal amount of $162.7 million and was repayable in semi-annual installments through June 30, 2012. As of September 30, 2006 the loan including accrued interest amounted to $118.0 million as the Company made an unscheduled repayment of $38.4 million, which reduced the regular repayments pro rata and a scheduled repayment of $5.5 million. Tranche A had an interest rate of LIBOR plus a margin of 1.5% to 2.25% per annum. Interest was payable on a monthly, quarterly, or semi-annual basis, at the discretion of the Company. Two step up swaps were established for 70% of the interest for the next three years ending March 31, 2007 and September 30, 2008, respectively. The interest rate swaps fix the LIBOR element of interest payable on 70% of the principal amounted of the loan for defined twelve month periods over the three years ending March 31, 2007 and September 30, 2008, respectively. The defined interest rates fixed for each twelve month period range from 1.75% to 4.71%. Settlement of the swaps was required on a quarterly basis.

Tranche B was a € denominated loan in the principle amount of €125.0 million and was repayable in a single amount of €125.0 million on June 30, 2013. Including accrued interest the loan amounted to €125.0 million plus accrued interest of €0.2 million ($158.6 million) as of September 30, 2006. Tranche B had an interest rate of EURIBOR plus a margin of 2.25% to 2.75% per annum. Interest was paid on a monthly, quarterly or semi-annual basis at the discretion of the Company. The Company entered into four cap floor collars for 51% of the interest for the next three years. Under the terms of the collars the floor interest rates are 1.595% and 1.85% and the cap interest rates are 5% and 4.10%. Settlement of the contracts was required on a quarterly basis.

Tranche C was a € denominated loan and had a principle amount of €125.0 million and was repayable on June 30, 2014. As at September 30, 2006 the loan amounted to € 110.0 million plus accreted interest of € 0.2 million ($139.6 million) as the Company made an unscheduled repayment of €15.0 million during the year. Tranche C had an interest rate of EURIBOR plus a margin of 3.25% per annum. Interest was payable on a monthly, quarterly or semi annual basis at the discretion of the Company. The Company entered into two cap/floor collars for 51% of the EURIBOR element of the interest for the next three years. Under the terms of the collars the floor interest rates were 1.595% and 1.85% and the cap interest rates were 5% and 4.10%. Settlement of the contracts was required on a quarterly basis.

At inception, the mezzanine loan had a principal amount of €165.0 million ($198.8 million), and under the terms of the loan, the full amount was repayable at the end of the loan term, in June 2015. The Company repaid €65.0 million of the mezzanine debt in the quarter ended to September 30, 2005 and €15.0 million in fiscal year 2006. The mezzanine loan had an interest rate of EURIBOR plus a margin of 9.5% per annum. The 9.5% margin was divided into two components: 4.5% per annum was payable on an on-going basis, and the remaining 5% per annum will accrete until the end of the loan term. The remaining loan outstanding as of September 30, 2006 including accreted interest amounts to €91.0 million ($115.3 million). The Company entered into two cap/floor collars for 51% of the EURIBOR portion of the interest for the next three years. Under the terms of the collars the floor interest rates are 1.68% and 1.85% and the cap interest rates are 5% and 4.02%. Settlement of the contract was required on a quarterly basis.

The mezzanine loan was subordinated to the senior ranking loans, and the shareholder loans were subordinated to both the senior ranking loans and the mezzanine loan.

The margins of tranches A and B and the acquisition facility were fixed for one year and thereafter will be calculated based on a ratio of net debt to EBITDA for the previous reporting period, all derived from the consolidated financial statements prepared in accordance with German GAAP, starting in fiscal year 2007.

The bank loans were secured by the pledge of the equity interests in certain Sirona subsidiaries. In addition, all receivables, bank accounts, tangible assets, inventories, patents, trademarks and other property rights of Sirona Dental Systems GmbH and Sirona Dental Services GmbH were also pledged as security for the loans.

In addition, as at September 30, 2006 the company had available an overdraft facility of €40.0 million ($50.7 million) and acquisition facility of €50.0 million ($63.3 million), neither of which was drawn down as of September 30, 2006.

On November 22, 2006, the Company entered into a new senior credit facility, which includes: (1) a term loan A1 in an aggregate principal amount of $150.0 million (the “tranche A1 term loan”) available to our subsidiary, Schick Technologies, Inc., as borrower, (2) a term loan A2 in an aggregate principal amount of € 275.0 million (the “tranche A2 term loan”) available to our subsidiary, Sirona Dental Services GmbH, as borrower, and (3) a $150.0 million revolving credit facility available to Sirona Dental Systems GmbH, Schick Technologies, Inc. and Sirona Dental Services GmbH, as initial borrowers. The revolving credit facility is available for borrowing in Euro, $, Yen or any other freely available currency agreed to by the facility agent. Each of the facilities has a five-year maturity. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself.

Under the current financial ratios, the facilities bears interest at a margin of 75 basis points plus, in the case of Euro-denominated loans, EURIBOR and, in the case of other loans, LIBOR. A margin ratchet has been agreed, which is subject to a certain ratio with respect to net debt and a defined earnings measure and becomes effective 12 months after the initial drawdown of the facility.

Our new senior credit facility contains restrictive covenants that limit our ability to make loans, make investments, including in joint ventures, incur additional indebtedness, make acquisitions or pay dividends, subject to agreed upon exceptions. The new senior credit agreement also requires us to maintain certain specified financial ratios, including (1) a ratio of consolidated adjusted EBITDA to cash interest costs for the preceding twelve months of no less than 4:00 to 1:00 and (2) a ratio of consolidated total net debt to consolidated adjusted EBITDA for the preceding twelve months for periods ending March 2007 and September 2007 of 4:00: 1:00 and thereafter of 3.50: 1:00. These covenants are measured semi-annually on March 31 and September 30. Sirona’s ability to meet those covenants will depend on its results of operations, which may be affected by factors outside of its control. See Item 1A ‘‘Risk Factors—Restrictive covenants and conditions contained in our new senior credit agreement impose significant operating and financial restrictions on our business.” If Sirona breaches any of the covenants, Sirona will default under the terms of the loan agreement, and the bank loans can be accelerated and become due on demand.

Contractual Obligations and Commercial Commitments

The following table summarizes contractual obligations and commercial commitments as of September 30, 2006:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	$’000s
Long-term debt	$533,372	$14,738	$36,796	$43,236	$438,602
Operating lease obligations	39,142	4,669	7,687	5,469	21,317
Pension	19,188	1,023	2,889	3,872	11,404
Purchase commitments	43,820	40,099	3,469	252	—
Total	$635,522	$60,529	$50,841	$52,829	$471,323

The amounts disclosed above  include interest of $0.005 million on long-term debt.

Off-Balance Sheet Arrangements

Customers can finance their purchases of Sirona products from their respective dealer through financial institutions. Prior to March 2003, Sirona offered to guarantee up to 10% of the total liability due to the financial institution from the customer in the event the customer defaulted on their payments. However, the contracts negotiated with the dealers, who sold the products to the third-party customers, granted Sirona a right of recourse against the dealer in such event. Sirona ceased issuing these guarantees after March 2003. The arrangements were generally provided for a five-year period and therefore the related guarantees issued by Sirona are expected to expire by 2008.

At September 30, 2006 and 2005, the maximum potential amount of future undiscounted payments that could be required to be made was $5.8 million and $5.8 million, respectively. However, these amounts may be recovered from dealers pursuant to the recourse arrangements described above. No related asset or liability has been recorded in Sirona’s consolidated financial statements as of September 30, 2006 or 2005.

In July 2005, Sirona entered into a sale and leaseback agreement regarding unused land on the Bensheim site of Sirona in Germany. The land was sold for $1.1 million to an unrelated property development company, who will construct an office building based on Sirona’s specifications on the site. Sirona will lease the building from the property development company through an 18-year lease. Under the terms of the lease, rent is fixed at €1.2 million ($1.5 million at the €/$ exchange rate of September 30, 2006) per annum until 2013. After 2013, rent is subject to adjustment according to an inflation index. Rental payments will commence once the building is ready for occupancy, which is currently anticipated to be in April 2007. The land remains an asset of Sirona’s balance sheet and the building will be accounted for as an operating lease.

Sirona has no other off-balance sheet financing arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires Sirona to make estimates and assumptions that affect amounts reported in its consolidated financial statements and accompanying notes. These estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information Sirona believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to Sirona’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in its estimates and assumptions from time to time. The following accounting policies are those that Sirona believes to be the most sensitive to its estimates and assumptions.

Pensions and 401(k) Plan

Sirona has both defined benefit and defined contribution pension plans, as well as an early retirement plan.

Sirona accounts for its defined benefit pension plans using Statement of Financial Accounting Standard No. 87, Employer’s Accounting for Pensions (“SFAS 87”) and the disclosure requirements under Statement of Financial Accounting Standards No. 132, Employer’s Disclosure about Pensions and Other Post-Retirement Benefits (Revised “SFAS 132”), an amendment of FASB Statements No. 87, 88 and 106. Under SFAS 87, pension expense is recognized on an accrual basis over the employee’s approximate service periods. SFAS 87 requires the use of an actuarial method for determining defined benefit pension costs and provides for the deferral of actuarial gains and losses (in excess of a specified corridor) that result from changes in assumptions or actual experience differing from that assumed. SFAS 87 also provides for the prospective amortization of costs relating to changes in the benefit plan, as well as the obligation resulting from the transition. In applying purchase accounting, a pension liability was recognized for the projected benefit obligation in excess of plan assets.

The key assumption used in the actuarial calculations for the defined benefit pension plans is the selection of the appropriate discount rate. The discount rate has been selected by reference to market interest rates. The discount rate used reflects the rates available on high quality fixed income investment of appropriate duration at the measurement dates of each year. Fluctuations in market interest rates could impact the amount of pension expense recorded for these plans. The discount rate assumption changed from 4.25% at September 30, 2005 to 4.50% at September 30, 2006 thereby affecting the amount of pension expense recorded during each period.

Plan assets consist of contributions made by Sirona to a pension support fund of an insurance company, the custodian, which in turn invests these contributions. The insurance company guarantees the employees the investments will generate a minimum return of 2.75% to 3.25%. The plan assets are invested in equity securities (34.8%), fixed income securities (52.0%) and other assets (13.2%).

Deferred losses were significant at the end of the Predecessor 2 period at June 30, 2005. However, as part of the fair value adjustments due to purchase accounting for the MDP Transaction, these deferred losses no longer remained at September 30, 2005 and will not impact future periods. There were no significant deferred gains or losses for any other periods.

Contributions made to the defined contribution pension plans and the 401(k) savings plan for U.S. employees are accrued based on the contributions required by the plan.

Sirona also has an early retirement plan, Altersteilzeit (“ATZ”) which allows certain German employees who have been accepted into the plan to retire at 60 rather than at the legal retirement age of 65. Eligible employees are those who have attained the age of 55 or who will attain the age of 55 by calendar year 2009 and have been accepted to participate in the ATZ plan. The ATZ plan can cover a period between the ages of 58 to 63 of the participating employees and is split into an active service period, where the employees work full time for Sirona, and an inactive service period, where the employees do not work for the Company. During the active service period, the employees receive 50% of their salary and the remaining 50% of their salary, plus a bonus payment equal to 35% of their salary is paid during the inactive service period. Sirona recognizes the salary component of the ATZ plan over the period from the beginning of the ATZ period to the end of the active service period. Sirona recognizes the bonus component over the period from the point at which the employee signs the ATZ contract until the end of the active service period.

Income taxes

Sirona recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Sirona regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, as necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If Sirona is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, it could be required to increase its valuation allowance against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on operating results. As of September 30, 2006, Sirona had recorded valuation allowances against its deferred tax assets in the amount of $3,208. Further information on income taxes is provided in Note 13 to the consolidated financial statements appearing elsewhere in this report.

Impairment of Long-Lived and Finite-Lived Assets

Sirona assesses all its long lived assets for impairment whenever events or circumstances indicate their carrying value may not be recoverable. Sirona’s management assesses whether there has been an impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the asset. The factors considered by Sirona’s management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If an impairment is deemed to exist, management records an impairment charge equal to the excess of the carrying value over the fair value of the impaired assets. This could result in a material charge to earnings.

Impairment of Indefinite-Lived Assets

Sirona tests goodwill for impairment on an annual basis by comparing the fair value of its reporting units to their carrying values. Key assumptions in determining fair value are the assessment of future cash flows and the appropriate discount rate. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying amount of a reporting unit exceeds its fair value, goodwill impairment loss is measured as the excess of the carrying amount of goodwill over its implied fair value. The implied fair value requires a fair value exercise similar to a business combination where the individual assets and liabilities are valued at fair value with the difference between the fair value of the reporting unit being the implied fair value of goodwill.

Sirona evaluates trademarks, which are considered indefinite-lived intangible assets, for impairment at least annually or whenever events or circumstances indicate their carrying value might be impaired. In performing this assessment, Sirona’s management considers operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. The carrying value of trademarks is considered impaired when their carrying value exceeds their fair market value. In such an event, an impairment loss is recognized equal to the amount of that excess. Key assumptions in determining fair value include using the projected cash flows discounted at a rate commensurate with the risk involved.

Purchase Accounting

Sirona has recorded a change in basis of the assets and liabilities acquired in the Exchange, the MDP Transaction and EQT Transaction. These transactions required the assets and liabilities to be recorded either at partial fair value or fair value as described in Notes 4 and 5 to Sirona’s consolidated financial statements contained elsewhere in this document. In determining the fair value of assets and liabilities, Sirona is required to make certain key assumptions that could materially impact the value of the assets or liabilities recorded.

In valuing the intangible assets, the key assumptions include the valuation method selected, the cash flow projections, the risk based discount rate, the replacement costs and/or the applicable royalty rates. Sirona used its historical experience, budgets and similar assumptions used in the medical devices industry in formulating these assumptions.

In valuing property, plant and equipment, the fair values were derived from posted values for comparable assets and replacement values.

Fair value of liabilities was determined to be equivalent to the predecessors’ carrying value or acquired company’s fair value except for pension obligations, which were valued at the project benefit obligation measured in accordance with Statement of Financial Accounting Standard No. 87, Employer’s Accounting for Pensions.

Recent Accounting Pronouncements Not Yet Adopted

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3).” SFAS 154 requires that changes in accounting principles be given retrospective application to prior periods’ financial statements. Previously most changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of the change. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company is still determining the effect SFAS 154 will have on its consolidated financial statements, but it currently does not expect the effect to be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is still determining the effect SFAS 157 will have on its consolidated financial statements, but it currently does not expect the effect to be material.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company for the fiscal year ending on September 30, 2007. The Company already measures plan assets and benefit obligations as of the date of fiscal year-end. The Company is still determining the effect FAS 158 will have on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement 109, “Accounting for Income Taxes.” FIN 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. FIN 48 is effective for the Company’s fiscal year ending September 30, 2008. The Company is still determining the effect FIN 48 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. The Company is still determining the effect SAB 108 will have on its consolidated financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sirona’s primary market risk exposure is interest rate risk associated with short and long-term bank loans bearing variable interest rates. To manage this interest rate risk exposure, Sirona enters into interest rate swap and collar agreements. Sirona is also exposed to foreign currency risk, which can adversely affect our sales and operating profits. To manage this risk, Sirona enters into forward exchange contracts.

The following discussion should be read in conjunction with Notes 2 and 15 to Sirona’s audited consolidated financial appearing elsewhere in this Report, which provide further information on Sirona’s derivative instruments.

Interest Rate Sensitivity

To reduce the exposure associated with Sirona’s variable rate debt, Sirona has entered into interest rate swap and collar agreements that limit the variable rate for portions of the bank loans. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Long-Term debt” for further details.

As of September 30, 2006, the interest rate swaps and collars had notional amounts of $337.4 million and a fair value of $1.8 million. The variable benchmark interest rates associated with these instruments ranged from 1.595% to 5%. A hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased the interest expense for the year ended September 30, 2006 by approximately $4.5 million.

Exchange Rate Sensitivity

The Euro is the functional currency for the majority of Sirona’s subsidiaries, including its German operations, which are the primary sales and manufacturing operations of Sirona. Sales from other Sirona operations are denominated in various foreign currencies. Sales in Euro, U.S. dollar and other currencies represented 57%, 35% and 8%, respectively, of total sales for fiscal 2006. In order to hedge portions of the transactional exposure to fluctuations in exchange rates between the U.S. dollar and the Euro, based on forecasted and firmly committed cash flows, Sirona enters into forward foreign currency (different from functional currency) contracts. These forward foreign currency contracts are intended to protect Sirona against the short-term effects of changes in the exchange rates. Sirona does not apply hedge accounting to these forward foreign currency contracts.

The table below provides information as of September 30, 2006, about receivables and derivative financial instruments by functional currency and presents such information in U.S. dollars, which is Sirona’s reporting currency. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates. The estimated fair value of receivables is considered to approximate their carrying value because receivables have a short maturity. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected Maturity Date
						Beyond		Fair
As of September 30, 2006	2007	2008	2009	2010	2011	2011	Total	Value
	$’000s
Receivables:
U.S. Dollar	$25,864	$—	—	—	—	—	$25,864	$25,864
Japanese Yen	2,876	—	—	—	—	—	2,876	2,876
Australian Dollar	2,552	—	—	—	—	—	2,552	2,552
Danish Krone	1,024	—	—	—	—	—	1,024	1,024
Chinese Yuan Renminbi	408	31	—	—	—	—	439	439
UK Sterling	455	—		—	—	—	455	455
Swiss Francs	154	—	—	—	—	—	154	154
	$33,333	$31	—	—	—	—	$33,364	$33,364
Forward Exchange Contracts:
U.S. dollar notional amount	$26,150	—	—	—	—	—	—	$(107)
Average contract exchange rate	$1.277	—	—	—	—	—	—	—

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included as a separate section of this Annual Report on Form 10-K, beginning on page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2006. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, management believes that, as of September 30, 2006, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm which audited the Company’s financial statements included in this Form 10-K has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Please see attestation report on page F-5.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated herein by reference the information appearing under the caption Election of Directors in the proxy statement of our 2007 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2007.

ITEM 11.         EXECUTIVE COMPENSATION

There is hereby incorporated herein by reference the information appearing under the caption Executive Compensation in the proxy statement of our 2007 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2007.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There is hereby incorporated herein by reference the information appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the proxy statement of our 2007 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2007.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated herein by reference the information appearing under the caption Certain Relationships and Related Transactions in the proxy statement of our 2007 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2007.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

There is hereby incorporated herein by reference the information appearing under the caption Ratification of the Selection of Independent Accountants—Aduitor’s Fees in the proxy statement of our 2007 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2007.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          (1) Financial Statements, See Index to Financial Statements on Page F-1

(b)         The following Exhibits are included in this report:

Exhibit No.	Item Title
2.1

Exchange Agreement, by and among Sirona Holdings Luxco S.C.A, Blitz 05-118 GmbH and Schick Technologies, Inc., dated September 25, 2005 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on September 26, 2005)

2.2	Amendment No. 1 to Exchange Agreement, dated May 11, 2006 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 16, 2006)
3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-33731, filed on June 30, 1997)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 20, 2006)
3.3	Bylaws of the Company effective as of November 1, 2005 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on March 8, 2006)
4.1	Form of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-33731, filed on June 30, 1997)
10.1	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on July 13, 2001)†
10.2	Amendment to 1996 Employee Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on May 16, 2006)
10.3	1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on June 18, 2003)†
10.4

Distributorship Agreement, dated April 6, 2000, by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed on June 29, 2000)**

10.5

Amendment No. 1 to Distributorship Agreement, dated July 1, 2005 by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.1 to Form 10-Q/A, filed on March 24, 2006)**

10.6

Consulting and Non-Competition Agreement between Schick Technologies, Inc. and David B. Schick, dated May 7, 2004 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)

10.7

Transaction Services Agreement by and between Blitz F04-506 GmbH, Sirona Dental Services GmbH & Co KG, Sirona Dental Systems GmbH, MDP IV Offshore GP, LP and Harry M. Jansen Kraemer, Jr., dated July 6, 2005.*

10.8	Registration Agreement between the Company and Luxco, dated as of June 20, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)
10.9	Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 20, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)†
10.10	Employment Agreement between the Company and Michael Stone, dated as of June 20, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)†

10.11	Transition and Severance Agreement between the Company and Zvi Raskin, dated as of June 14, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)†
10.12

Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Jost Fischer, dated as of January 25, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed on August 9, 2006)†

10.13

Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Simone Blank, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed on August 9, 2006)†

10.14

Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Theo Haar, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.7 to Form 10-Q, filed on August 9, 2006)†

10.15

Consolidated and Restated Amendment to Distributorship Agreement between Sirona Dental Systems GmbH and Patterson Companies, Inc. (incorporated by reference to Exhibit 10.8 to Form 10-Q, filed on August 9, 2006)**

10.16

Senior Facilities Agreement among Sirona Dental Systems, Inc., Schick Technologies, Inc., Sirona Dental Systems GmbH, Sirona Dental Services GmbH, Sirona Dental Systems LLC, Sirona Holding GmbH, Sirona Immobilien GmbH, J.P. Morgan PLC, UBS Limited, JPMorgan Chase Bank, N.A., and J.P. Morgan Europe Limited, dated November 22, 2006*

10.17

Amendment Letter to the Senior Facilities Agreement from Sirona Dental Systems, Inc. as Obligors’ Agent under the Senior Facilities Agreement to J.P. Morgan Europe Limited as Facility Agent under the Senior Facilities Agreement, dated December 5, 2006.*

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)
16.1

Letter from Grant Thornton LLP to the Securities and Exchange Commission confirming statements made about it by Company in connection with changes to the Company’s certifying accountant (incorporated by reference to Exhibit 16.1 to Form 8-K, filed June 26, 2006)

21.1	List of Subsidiaries of Company*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

†                    Compensatory plan or arrangement

*                    Filed herewith

**             Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 8, 2006	SIRONA DENTAL SYSTEMS, INC.
	By:	/s/ JOST FISCHER
Jost Fischer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ JOST FISCHER	Chairman of the Board and Director, President	December 8, 2006
Jost Fischer	and Chief Executive Officer (Principal Executive
Officer)
/s/ SIMONE BLANK	Executive Vice President, Chief Financial	December 8, 2006
Simone Blank	Officer and Director (Principal Financial and
Accounting Officer)
/s/ NICHOLAS W. ALEXOS	Director	December 8, 2006
Nicholas W. Alexos
/s/ DAVID BEECKEN	Director	December 8, 2006
David Beecken
/s/ WILLIAM K. HOOD	Director	December 8, 2006
William K. Hood
/s/ ARTHUR D. KOWALOFF	Director	December 8, 2006
Arthur D. Kowaloff
/s/ HARRY M. JANSEN KRAEMER, JR.	Director	December 8, 2006
Harry M. Jansen Kraemer, Jr.

/s/ TIMOTHY D. SHEEHAN	Director	December 8, 2006
Timothy D. Sheehan
/s/ JEFFREY T. SLOVIN	Director	December 8, 2006
Jeffrey T. Slovin
/s/ TIMOTHY P. SULLIVAN	Director	December 8, 2006
Timothy P. Sullivan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM	F-3
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005	F-7

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2006, AND FOR THE PERIOD FROM JULY 1, 2005 TO SEPTEMBER 30, 2005 (SUCCESSOR), OCTOBER 1, 2004 TO JUNE 30, 2005 AND FEBRUARY 17, 2004 TO SEPTEMBER 30, 2004 (PREDECESSOR 2), AND OCTOBER 1, 2003 TO FEBRUARY 16, 2004 (PREDECESSOR 1)

F-8

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) FOR THE YEAR ENDED SEPTEMBER 30, 2006, AND FOR THE PERIOD FROM JULY 1, 2005 TO SEPTEMBER 30, 2005 (SUCCESSOR), OCTOBER 1, 2004 TO JUNE 30, 2005 AND FEBRUARY 17, 2004 TO SEPTEMBER 30, 2004 (PREDECESSOR 2), AND OCTOBER 1, 2003 TO FEBRUARY 16, 2004 (PREDECESSOR 1)

F-9

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED SEPTEMBER 30, 2006, AND FOR THE PERIOD FROM JULY 1, 2005 TO SEPTEMBER 30, 2005 (SUCCESSOR), OCTOBER 1, 2004 TO JUNE 30, 2005 AND FEBRUARY 17, 2004 TO SEPTEMBER 30, 2004 (PREDECESSOR 2), AND OCTOBER 1, 2003 TO FEBRUARY 15, 2004 (PREDECESSOR 1)

F-10
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-12

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2006

AND SEPTEMBER 30, 2005

AND

FOR THE YEAR ENDED SEPTEMBER 30, 2006

AND FOR THE PERIOD FROM

JULY 1, 2005 TO SEPTEMBER 30, 2005 (SUCCESSOR)

AND FOR THE PERIOD FROM

OCTOBER 1, 2004 TO JUNE 30, 2005

AND FEBRUARY 17, 2004 TO SEPTEMBER 30, 2004 (PREDECESSOR 2)

AND OCTOBER 1, 2003 TO FEBRUARY 16, 2004 (PREDECESSOR 1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM

The Board of Directors

Sirona Dental Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries (Successor) as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the periods from October 1, 2005 to September 30, 2006 and from July 1, 2005 to September 30, 2005 (Successor periods), and the consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows of Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH and subsidiaries (Predecessor 2) for the periods from October 1, 2004 to June 30, 2005 and from February 17, 2004 to September 30, 2004 (Predecessor 2 periods), and the consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows of Sirona Beteiligungs- und Verwaltungsgesellschaft mbH and subsidiaries (Predecessor 1) for the period from October 1, 2003 to February 16, 2004 (Predecessor 1 period). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for the Successor periods, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the aforementioned Predecessor 2 consolidated financial statements present fairly, in all material respects, the results of operations and cash flows for Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH and subsidiaries for the Predecessor 2 periods, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the aforementioned Predecessor 1 consolidated financial statements present fairly, in all material respects, the results of operations and cash flows for Sirona Beteiligungs- und Verwaltungsgesellschaft mbH and subsidiaries for the Predecessor 1 period, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sirona Dental Systems, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Notes 2 and 5 to the consolidated financial statements, effective June 30, 2005, the Sirona Dental Services GmbH acquired all of the outstanding stock of Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH in a business combination accounted for as a purchase. Further, as discussed in Notes 2 and 5 to the consolidated financial statements, effective February 16, 2004, Sirona Dental Systems Beteiligungs- und Verwaltungsgesellschaft GmbH acquired all of the outstanding stock of Sirona Beteiligungs- und Verwaltungsgesellschaft mbH in a business combination accounted for as a purchase. As a result of the acquisitions, the respective consolidated financial information for the periods after each of the acquisitions is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

KPMG Deutsche Treuhand-Gesellschaft

Aktiengesellschaft Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany

December 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM

The Board of Directors
Sirona Dental Systems, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A, that Sirona Dental Systems, Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirona Dental Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sirona Dental Systems, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Sirona Dental Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries (Successor) as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the periods from October 1, 2005 to September 30, 2006 and from July 1, 2005 to September 30, 2005 (Successor periods), and the consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows of Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH and subsidiaries (Predecessor 2) for the periods from October 1, 2004 to June 30, 2005 and from February 17, 2004 to September 30, 2004 (Predecessor 2 periods), and the consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows of Sirona Beteiligungs- und Verwaltungsgesellschaft mbH and subsidiaries (Predecessor 1) for the period from October 1, 2003 to February 16, 2004 (Predecessor 1 period), and our report dated December 8, 2006 contains an explanatory paragraph that states that the respective financial information for the periods after each of the acquisitions described in notes 2 and 5 to the consolidated financial statements is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

KPMG Deutsche Treuhand-Gesellschaft
Aktiengesellschaft Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany
December 8, 2006

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		Successor	Successor
		September 30,	September 30,
	Note	2006	2005
	$’000 (except for share amounts)
ASSETS
Current assets
Cash and cash equivalents		$80,560	$65,941
Restricted cash		953	674
Restricted short term investments		—	745
Accounts receivable, net of allowance for doubtful accounts of $837 and $402, respectively	8	66,090	47,631
Inventories, net	9	57,303	47,340
Deferred tax assets	13	4,671	3,242
Prepaid expenses and other current assets	10	16,074	33,856
Total current assets		225,651	199,429
Property, plant and equipment, net of accumulated depreciation and amortization of $18,139 and $3,428, respectively	11	61,042	49,180
Goodwill	12	613,549	468,769
Investments		750	—
Intangible assets, net of accumulated amortization of $66,242 and $11,852, respectively	12	618,993	489,442
Other non-current assets		17,370	21,981
Deferred tax assets	13	3,649	9,874
Total assets		1,541,004	1,238,675
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$30,303	$22,173
Current portion of long-term debt	15	14,738	10,103
Income taxes payable		10,434	1,531
Deferred tax liabilities	13	3,208	3,219
Accrued liabilities and deferred income	14	65,203	63,757
Total current liabilities		123,886	100,783
Long term debt	15	518,634	576,622
Deferred tax liabilities	13	243,491	196,392
Other non-current liabilities		18,128	9,585
Indebtedness to related parties		—	184,712
Pension related provisions	22	48,167	43,847
Deferred income	16	100,589	100,000
Total liabilities		1,052,895	1,211,941
Minority interest		263	42
Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		—	—
Common stock ($0.01 par value; 95,000,000 shares authorized: 54,608,134 shares issued and outstanding)		546	30
Additional paid-in capital		582,447	123,696
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Accumulated deficit		(47,406)	(48,161)
Accumulated other comprehensive income	7	1,362	230
Total shareholders’ equity		487,846	26,692
Total liabilities, minority interest and shareholders’ equity		$1,541,004	$1,238,675

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Successor	Successor	Predecessor 2	Predecessor 2	Predecessor 1
			July 1,	October 1,	February 17,	October 1,
		Year ended	2005 to	2004 to	2004 to	2003 to
		September 30,	September 30,	June 30,	September 30,	February 16,
	Notes	2006	2005	2005	2004	2004
	$’000s
Revenue	23	$520,604	$105,071	$358,285	$229,216	$158,601
Cost of sales	23	278,685	71,614	199,463	152,938	76,947
Gross profit		241,919	33,457	158,822	76,278	81,654
Selling, general and administrative expense		148,715	34,544	93,236	65,424	33,454
Research and development		33,107	7,863	21,700	16,594	8,575
Provision for doubtful accounts and notes receivable		348	(192)	(127)	(846)	368
Write off of in-process research and development		6,000	33,796	—	20,217	—
Net other operating expense/ (income)		1,733	(723)	(384)	955	82
Operating income / (loss)		52,016	(41,831)	44,397	(26,066)	39,175
Foreign currency transactions (gain)/loss, net		(9,873)	601	749	4,129	1,491
(Gain)/Loss on derivative instruments		(719)	(1,682)	4,383	1,498	(1,358)
Interest expense, net	21	54,275	11,087	22,774	14,413	5,292
Other (income)		—	—	(129)	—	—
Income/(Loss) before taxes and minority interest		8,333	(51,837)	16,620	(46,106)	33,750
Income tax provision/(benefit)	13	7,360	(5,796)	5,444	(11,748)	13,181
Minority interest		218	(6)	50	—	—
Net income/(loss)		$755	$(46,035)	$11,126	$(34,358)	$20,569
Income/(Loss) per share
—Basic	17	$0.02	N/A	N/A	N/A	N/A
—Diluted	17	$0.02	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

				Excess of
				purchase	Retained	Accumulated
	Common	Amount of	Additional	price over	earnings/	other
	share	common	paid-in	predecessor	(accumulated	comprehensiv
	capital	shares issued	capital	basis	deficit)	income/(loss)	Total
	$’000s (except for amount of common shares issued)
Balances as of September 30, 2003	$434		$72,568	$—	$16,694	$(1,601)	$88,095
Comprehensive income:
Net income	—		—	—	20,569	—	20,569
Cumulative translation adjustment	—		—	—	—	5,727	5,727
Total comprehensive income	—		—	—	20,569	5,727	26,296
Balances as of February 16, 2004	434		72,568	—	37,263	4,126	114,391
Restructuring adjustments	195		(20,811)	—	(37,263)	(4,126)	(62,005)
	$629		$51,757	$—	$—	$—	$52,386
Predecessor 2
Comprehensive loss:
Net loss	—		—	—	(34,358)	—	(34,358)
Cumulative translation adjustment	—		—	—	—	(752)	(752)
Total comprehensive loss	—		—	—	(34,358)	(752)	(35,110)
Balances as of September 30, 2004	$629		$51,757	$—	$(34,358)	$(752)	$17,276
Comprehensive income:
Net income	—		—	—	11,126	—	11,126
Cumulative translation adjustment	—		—	—	—	(1,287)	(1,287)
Total comprehensive income	—		—	—	11,126	(1,287)	9,839
Balances as of June 30, 2005	$629		$51,757	$—	$(23,232)	$(2,039)	$27,115
Restructuring adjustments	(599)		71,939	(49,103)	21,106	1,852	45,195
	$30		$123,696	$(49,103)	$(2,126)	$(187)	$72,310
Successor
Comprehensive loss:
Net loss	—		—	—	(46,035)	—	(46,035)
Cumulative translation adjustment	—		—	—	—	417	417
Total comprehensive loss	—		—	—	(46,035)	417	(45,618)
Balances as of September 30, 2005	$30		$123,696	$(49,103)	$(48,161)	$230	$26,692
Successor	$—	36,972,480	—	$—	$—	$—	$—
Issuance of common stock in Exchange	516	17,617,433	455,007	—	—	—	455,523
Issuance of common stock upon excercise of options	—	18,221	160	—	—	—	160
Stock compensation	—		3,537	—	—	—	3,537
Tax benefit of stock options exercised	—		47	—	—	—	47
Comprehensive loss:
Net income	—		—	—	755	—	755
Cumulative translation adjustment	—		—	—	—	1,132	1,132
Total comprehensive income	—		—	—	755	1,132	1,887
Balances as of September 30, 2006	$546	54,608,134	$582,447	$(49,103)	$(47,406)	$1,362	$487,846

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Successor	Predecessor 2	Predecessor 2	Predecessor 1
		July 1,	October 1,	February 17,	October 1,
	Year ended	2005 to	2004 to	2004 to	2003 to
	September 30,	September 30,	June 30,	September 30,	February 16,
	2006	2005	2005	2004	2004
	$’000s
Cash flows from operating activities
Net income/(loss)	$755	$(46,035)	$11,126	$(34,358)	$20,569
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Minority interest	199	—	—	—	—
Depreciation and amortization	62,931	15,392	44,155	32,703	6,530
(Gain) on disposal of property, plant and equipment	(22)	(23)	(45)	(2)	(9)
(Gains)/losses on derivate instruments	(719)	(1,682)	4,383	1,498	(1,358)
Foreign currency transactions (gain)/loss	(9,873)	601	749	4,129	1,491
Accreted interest on long term debt	14,907	4,590	3,115	5,003	—
Deferred income taxes	(12,340)	1,198	(2,546)	(9,076)	3,567
Write off of in-process research and development	6,000	33,796	—	20,217	—
Amortization of debt issuance cost	5,820	907	1,807	1,344	970
Compensation expense from stock options	3,537	—	—	—	—
Changes in assets and liabilities
Accounts receivable and accounts receivable from related parties	(6,850)	10,287	(1,547)	(83)	230
Inventories	(529)	11,887	(2,869)	19,865	(11,821)
Prepaid expenses and other current assets	18,110	(15,474)	(13)	(3,355)	1,224
Restricted Cash	(222)	443	(276)	170	1,706
Other non-current assets	5,805	846	(51)	970	(1)
Trade accounts payable and accounts payable to related parties	(2,247)	4,195	(6,701)	(4,413)	363
Accrued liabilities	(6,332)	12,155	8,068	733	5,557
Deferred income	347	100,000	—	—	—
Other non-current liabilities	9,207	7,809	(6,809)	8,233	(5,429)
Income taxes payable	8,230	(3,489)	2,260	(6,122)	4,669
Net cash provided by operating activities	96,714	137,403	54,806	37,456	28,258
Cash flows from investing activities
Investment in property, plant and equipment	(20,950)	(3,634)	(11,041)	(8,837)	(4,446)
Proceeds from sale of property, plant and equipment	804	741	191	66	11
Restricted short term investments/securities	717	(410)	(272)	(4)	5
Purchase of intangible assets	(1,531)	(398)	(586)	(337)	(168)
Aquisition of Sirona by MDP	—	(556,297)	—	—	—
Acquisition of Sirona by EQT	—	—	(25,700)	(359,531)	—
Acquisition of businesses, net of cash acquired	14,643	—	—	(5,782)	—
Net cash used in investing activities	(6,317)	(559,998)	(37,408)	(374,425)	(4,598)

The accompanying notes are an integral part of these financial statements.

	Successor	Successor	Predecessor 2	Predecessor 2	Predecessor 1
		July 1,	October 1,	February 17,	October 1,
	Year ended	2005 to	2004 to	2004 to	2003 to
	September 30,	September 30,	June 30,	September 30,	February 16,
	2006	2005	2005	2004	2004
	$’000s
Cash flows from financing activities
Repayment of shareholder loans	—	(51,458)	2,596	(110,661)	1,129
Repayments of long-term debt	(78,653)	(440,593)	(17,220)	(35,670)	(12,717)
Proceeds from borrowings	—	662,805	—	372,089	—
Proceeds shareholder loan	—	181,960	—	47,832	—
Debt issuance cost	—	(26,259)	—	(14,341)	—
Common shares issued on share based compensation plans	160
Capital infusion	—	122,392	—	51,384	—
Net cash (used in)/provided by financing activities	(78,493)	448,847	(14,624)	310,633	(11,588)
Change in cash and cash equivalents	11,904	26,252	2,774	(26,336)	12,072
Effect of exchange rate change on cash & cash equivalents	2,715	(2,839)	877	40	2,049
Cash and cash equivalents at beginning of period	65,941	42,528	38,877	65,173	51,052
Cash and cash equivalents at end of period	$80,560	$65,941	$42,528	$38,877	$65,173
Supplemental information
Interest paid	$32,456	$7,554	$22,274	$13,697	$1,885
Interest capitalized	244	3	51	22	72
Income taxes paid / (received)	6,499	2,054	(1,393)	(212)	10,046
Accrued acquisition costs (non-cash investing activity)	—	3,580	—	25,700
Acquisition of businesses, net of cash aquired
Current assets	$19,450			$6,219
Property, plant and equipment	207,961			341
Goodwill and licenses	289,048			5,839
Current liabilities	(75,579)			(1,315)
Other long term liabilities	—			(5,302)
Shares and options exchanged	(455,523)			—
	$(14,643)			$5,782

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.                 The Company and its operations

Sirona Dental Systems, Inc. and its subsidiaries manufacture high quality, technologically advanced dental equipment and systems solutions for the global dental equipment market. We offer a broad range of products across all major segments of the dental equipment market including CEREC, CAD/CAM systems, digital and film based intra oral and panoramic imaging systems, treatment centers and instruments. We recently acquired the Schick business, which further expanded our global presence and product offerings and strengthened our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 125 years. Sirona’s headquarters are located in Long Island City, New York with a significant facility located in Bensheim, Germany, as well as other manufacturing, assembling and sales & service facilities throughout the world.

2.                 Basis of presentation and summary of significant accounting policies

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’). Except as otherwise disclosed, all amounts are reported in thousands of U.S. dollars ($), except per share amounts or otherwise disclosed.

Principles of consolidation

The consolidated financial statements include, after eliminating inter-company transactions and balances, the accounts of Sirona Dental Systems, Inc. and its subsidiaries. The Company applies the equity method of accounting for investments in associated companies over which the Company has significant influence but does not have effective control.

On September 25, 2005 Schick Technologies, Inc. (“Schick”) which on June 20, 2006 was renamed as Sirona Dental Systems, Inc. (“Sirona” or the “Company”), entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. (“Luxco”) and Sirona Holding GmbH (“Sirona Holding”) providing for an issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consists of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of €150,992 ($181,960) plus accrued interest (the “Exchange”). The Exchange closed on June 20, 2006. For accounting purposes, the Exchange has been accounted for as a reverse acquisition of Schick by Sirona Holding. The historical financial statements of Sirona Holding and its predecessors are the historical financial statements of the Company, and the acquisition by Sirona Holding of the assets and liabilities of Schick has been accounted for under the purchase method of accounting. Results of operations of Schick and its wholly owned subsidiary have been included in these annual financial statements from June 20, 2006, the effective date of the Exchange (see Note 4—The Exchange Acquisition).

Certain prior period amounts have been reclassified to conform to current period presentation.

On June 30, 2005, Sirona Holdings Luxco S.C.A. (‘‘Luxco’’), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O’Keefe, management and employees of Sirona, obtained control over the Sirona business. The transaction was effected by using new legal entities, Sirona Holding GmbH (formerly Blitz 05-118 GmbH) and its wholly owned subsidiary Sirona Dental Services GmbH to acquire 100% of the interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business through a leveraged buy-out transaction (the ‘‘MDP Transaction’’). The MDP Transaction was accounted for in accordance with Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions (‘‘EITF 88-16’’), in a manner similar to a business combination under FASB Statement No. 141, Business Combinations (‘‘SFAS 141’’). Certain members of Sirona management who were deemed to be in the control group held equity interests in Sirona Group prior to and subsequent to the MDP Transaction (‘‘Continuing Shareholders’’). The interests of the Continuing Shareholders have been reflected at the predecessor basis, resulting in 9.15% of each asset and liability acquired being valued at historical cost at June 30, 2005. The remaining 90.85% interest in each asset and liability was recognized at fair value at June 30, 2005.

On February 16, 2004, funds managed by EQT, management and employees of Sirona, obtained control over the Sirona business. The transaction was effected by using four new legal entities headed by Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH to acquire 100% of the interest in Sirona Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business through a leveraged buy-out transaction (the ‘‘EQT Transaction’’). The EQT Transaction resulted in a change in control over the Sirona business and has, therefore, been accounted for as a business combination under SFAS 141. The carrying values of the assets and liabilities were adjusted to their fair value on February 16, 2004, and the difference between the purchase price and the fair value of the net assets and liabilities was recorded as goodwill. Refer to note 5, Leveraged Buy-Out Transactions, for further discussion of the transactions and their impact on the Company’s and its predecessors’ consolidated financial statements. Since both transactions materially changed the carrying values recorded in the Company’s and its predecessors’ consolidated balance sheet, the following naming convention has been used to distinguish between periods for which the financial statements are not prepared on a comparable basis:

Sirona Beteiligungs- und Verwaltungsgesellschaft mbH—Predecessor 1
October 1, 2003—February 16, 2004

Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH—Predecessor 2
February 17, 2004—September 30, 2004
October 1, 2004—June 30, 2005

Sirona Dental Systems, Inc. (now the parent of Sirona Holding GmbH)—Successor
July 1, 2005—September 30, 2005
October 1, 2005—September 30, 2006

The accounting policies of the successor and predecessor entities have not changed, except for a change in basis resulting from purchase accounting.

Fiscal year

The Company’s fiscal year ends on September 30.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from estimates. Some of the more significant estimates include allowances for doubtful accounts, inventory valuation reserves, purchase accounting assumptions, depreciable lives of assets, amortization periods, impairment of long-lived assets, deferred tax asset valuation allowance, pension reserves, provisions and warranty reserves.

Foreign currency

The functional currency for foreign operations has been determined in all cases to be the local currency. Assets and liabilities of foreign subsidiaries are translated at exchange rates on the balance sheet date; revenue and expenses are translated at the weighted average exchange rates for the interim periods within the full period. Cash flows are translated based on the weighted average exchange rates for the full period on the net income line specific operating, investing and financing cash flows are translated based on the exchange rate applicable to the respective transaction. The effects of these translation adjustments are recognized in shareholders’ equity, as a component of accumulated other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, as well as the fair value adjustment of forward foreign exchange contracts, are shown separately on the face of the consolidated statements of operations.

Comprehensive income

In addition to net income (loss), comprehensive income (loss) includes other charges or credits to equity other than those resulting from transactions with shareholders. Accumulated other comprehensive income relates to foreign currency translation adjustments related to the Company’s foreign subsidiaries. Components of comprehensive income are included within the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

Revenue recognition

Revenue, net of related discounts and allowances, is recognized when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and title and risk of loss has passed to customers based on the shipping terms. Returns on products, excluding warranty related returns, are infrequent and insignificant. Revenue related to products that contain software which is more than incidental to the product is recognized in accordance with SOP 97-2, ‘‘Software Revenue Recognition,’’ as amended by SOP 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.’’ For orders which contain one or more elements to be delivered at a future date, but do not include software that is more than incidental to the other elements, the Company recognizes revenue in accordance with EITF 00-21, ‘‘Accounting for Revenue Arrangements with Multiple Deliverables.’’ For revenue on certain CEREC units recognized in accordance with both SOP 97-2 and EITF 00-21, the Company allocates revenues between the various elements using the relative fair value method because evidence of fair value exists for all elements. Under the relative fair value method, as applied by the Company, the revenue is allocated between the elements of the arrangement in proportion to the fair value of each element. The revenue allocated to the service contract is deferred until the service is provided.

The revenue allocated to the CEREC product sold, which contains software and hardware the functionality of which is dependent on the software and for which the software is integral (i.e., software-related hardware), is recognized as revenue upon transfer of the risk and rewards of ownership. The fair value of the product and the service contract is based on the price charged when the same element is sold separately to customers.

The Company uses the relative fair value method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of each of the elements exists.

The Company offers its customers an option to purchase extended warranties on certain products. The Company recognizes revenue on these extended warranty contracts ratably over the life of the contract. The costs associated with these extended warranty contracts are recognized when incurred.

The Company offers discounts to its distributors if certain conditions are met. Discounts and allowances are primarily based on the volume of products purchased or targeted to be purchased by the individual customer or distributor. Discounts are deducted from revenue at the time of sale. The Company estimates volume discounts based on the individual customer’s historical and estimated future product purchases.

Amounts received from customers in advance of product shipment are classified as deferred income until the revenue can be recognized in accordance with the Company’s revenue recognition policy.

Research and Development

Amounts spent by the Company for research and development (R&D) efforts are recorded as R&D expenses when incurred. R&D costs relate primarily to internal costs for salaries, direct overhead costs and outside vendors. The Company capitalizes costs of equipment used for general R&D if it has alternative future use. The depreciation related to this capitalized equipment is included in the Company’s R&D costs. Software development costs incurred prior to the attainment of technological feasibility are considered R&D and are expensed as incurred.

Warranty Expense

The Company offers warranties on its products for periods between one and three years. Estimated future warranty obligations related to product sales are charged to operations in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and other relevant information of which the Company is aware. Estimated warranty expenses are recorded as an accrued liability and selling, general and administrative expense. During the year ended September 30 2006, warranty expense was $14,355 (July 1, 2005 to September 30, 2005, $3,807; October 1, 2004 to June 30, 2005, $10,138; February 17, 2004 to September 30, 2004, $8,367; October 1, 2003 to February 16, 2004, $4,924).

Shipping and handling costs

Shipping and handling costs charged to customers are included in revenues and the associated expense is recorded in cost of sales for all periods presented.

Advertising costs

Advertising costs are expensed as incurred and recorded within selling, general and administrative expense. During the year ended September 30, 2006, advertising expense was $19,774 (July 1, 2005 to September 30, 2005, $4,865; October 1, 2004 to June 30, 2005, $14,742; February 17, 2004 to September 30, 2004, $8,212; October 1, 2003 to February 16, 2004, $6,541).

Pension benefits

The Company has both defined benefit and defined contribution pension plans, as well as an early retirement plan.

The Company accounts for its defined benefit pension plans using FASB Statement 87, Employer’s Accounting for Pensions (‘‘SFAS 87’’) and the disclosure requirements under FASB Statement No. 132, ‘‘Employer’s Disclosure about Pensions and Other Post-Retirement Benefits (Revised)’’ (‘‘SFAS 132’’), an amendment of FASB Statements No. 87, 88 and 106. Under SFAS 87, pension expense is recognised on an accrual basis over the employee’s approximate service periods. SFAS 87 requires the use of an actuarial method for determining defined benefit pension costs and provides for the deferral of actuarial gains and losses (in excess of a specified corridor) that result from changes in assumptions or actual experience differing from that assumed. SFAS 87 also provides for the prospective amortization of costs relating to changes in the benefit plan, as well as the obligation resulting from the transition. Disclosure of the components of periodic pension cost and the funded status of the pension plans are also required. When purchase accounting is applied, pension liabilities are recognized for the projected benefit obligation in excess of plan assets.

For the defined contribution pension plans, the net pension cost is equal to the contributions required by the plan.

The Company also has an early retirement plan, Altersteilzeit (‘‘ATZ’’), which allows certain German employees who have been accepted into the plan to retire at 60 rather than at the legal retirement age of 65. Eligible employees are those who have attained the age of 55 or who will attain the age of 55 by calendar year 2009 and have been accepted to participate in the ATZ plan. The ATZ plan can cover a period between the ages of 58 to 63 of the participating employees and is split into an active service period, where the employees work full time for the Company, and an inactive service period, where the employees do not work for the company. During the active service period, the employees receive 50% of their salary and the remaining 50% of their salary, plus a bonus payment equal to 35% of their salary is paid during the inactive service period. The Company recognizes the salary component of the ATZ plan over the period from the beginning of the ATZ period to the end of the active service period. The Company recognizes the bonus component over the period from the point at which the employee signs the ATZ contract until the end of the active service period.

Income Taxes

Differences between the basis of assets and liabilities for financial statement purposes and for tax return purposes are recorded as deferred tax assets or deferred tax liabilities in the accompanying consolidated financial statements. Deferred taxes represent the tax consequences in future years of these differences at each balance sheet date, based on the enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. The provision (benefit) for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. A valuation allowance is established when it is more likely than not that the deferred tax assets are not realizable. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income as an adjustment to income tax expense in the period that includes the enactment date.

Cash and cash equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Restricted cash and restricted short-term investments

Restricted cash represents cash balances pledged as collateral to financial institutions that provide security for prepayments from customers and other bonds. Restricted short-term investments represent fixed term bank deposits with a maturity of greater than three months to secure guarantees given to customers by subsidiaries.

Accounts receivable

Accounts receivable are stated at the invoiced amount, less allowances for doubtful accounts. Collectibility of accounts receivable is regularly reviewed and is based upon managements’s knowledge of customers and compliance with credit terms. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in selling, general and administrative expense. Accounts receivable balances are written off when management deems the balances uncollectible.

Inventory

Inventory is carried at the lower of cost or market value. Cost is determined using standard costing, which approximates the weighted average cost method. In addition to direct material and direct labor costs, certain costs related to the overhead and production expenses are included in inventory. Inventory reserves are provided for risks relating to slow moving, unmarketable and obsolete items.

Investments in companies

The Company uses the equity method of accounting for investments in associated companies over which the Company has significant influence but does not have effective control.

Property, plant and equipment

Property, plant and equipment are recorded at historical cost less accumulated depreciation. As a result of the transactions described in Note 5, a new cost basis was established and adjustments were recorded to record property, plant and equipment assets at fair value in connection with the EQT transaction and 90.85% of fair value in connection with the MDP transaction. Additions, improvements and major renewals, which extend the useful life of the asset are capitalized; maintenance and repairs are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in current operating income. Development costs for external use software incurred after the establishment of technological feasibility are capitalized and amortized to cost of revenues on a straight-line basis over the expected useful life of the software. Costs of software developed for internal use incurred during the development of the application are capitalized and amortized to operating expense on a straight-line basis over the expected useful life of the software. Prepayments for property, plant & equipment are classified as property, plant and equipment and are not depreciated until the assets are received and placed into service.

The cost of plant and equipment is depreciated using the straight-line method over the following estimated useful lives of the respective assets.

Buildings	25 to 50 years
Building improvements and leasehold improvements	5 to 10 years
Machinery and technical equipment	3 to 10 years
Software and software licenses	3 to 5 years

Finite-lived intangible assets

Finite-lived intangible assets are amortized according to the pattern in which the economic benefit of the asset is used up over their estimated useful lives, as shown below.

Patents and licenses	10 - 13 years
Technologies and Dealer Relationships	1 - 13 years

Impairment of long-lived and finite-lived assets

Long lived assets held for use by the Company are reviewed for impairment whenever events or circumstances provide evidence that suggests the carrying amount of the asset may not be recoverable. The Company performs ongoing impairment analysis on intangible assets related to new technology. Determination of whether an impairment exists is based upon a comparison of the identifiable undiscounted cash flows of the assets or groups of assets to the carrying amount of the assets or groups of assets. If impaired, the resulting charge reflects the excess of the asset’s carrying amount over its fair value.

Goodwill and indefinite-lived intangible assets

Goodwill and indefinite lived intangible assets, consisting of certain trademarks are not amortized, but are tested for impairment on an annual basis as of September 30, or whenever events or circumstances indicate that the carrying amount may not be recoverable. These impairment tests are based upon a comparison of the fair value of the reporting units to their respective carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over its implied fair value. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset’s carrying amount over its fair value.

Other non-current assets

Other non-current assets and prepaid expenses are mainly comprised of capitalized debt issuance costs. The costs are amortized using the effective interest method. The unamortized balance of such debt issuance costs was $16,780 and $21,567 as of September 30, 2006 and 2005, respectively.

Derivative financial instruments

The Company enters into forward foreign currency contracts in order to manage currency risks arising from its forecasted and firmly committed foreign currency denominated cash flows. The Company enters into these contracts to limit the foreign exchange rate risk for periods generally not to exceed six months. The Company also enters into interest rate swaps and collars to manage its interest rates on its long term debt.

The Company does not utilize financial instruments for speculative purposes. The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standard No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS 133’’). SFAS 133 prescribes requirements for designation and documentation of hedging relationships and ongoing assessments of effectiveness in order to qualify for hedge accounting. The Company has not designated any of its derivatives as qualifying for hedge accounting under SFAS 133. All derivatives instruments are therefore recognized as either assets or liabilities in the consolidated balance sheet at fair value. The fair value of the forward foreign currency contracts and interest rate swaps and collars are included within prepaid and other current assets and the change in fair value is recognized within ‘‘Gains (losses) on derivative instruments’’ in the consolidated statement of operations.

Fair value of financial instruments

Financial instruments consist of cash, accounts receivable, accounts payable and other accrued expenses that approximate fair value because of the short-term nature of these items. The fair value of the foreign currency forward contracts and interest rate swaps are estimated by obtaining quotes from financial institutions.

At September 30, 2006, the foreign exchange forward contracts outstanding had notional amounts of $26,150 ($53,881 as at September 30, 2005) and a fair value liability of $(107) ($(1,399) as at September 30, 2005), with the unrealized fair value gain for the twelve months period ended September 30, 2006 of $1,377 (July 1, 2005 to  September 30, 2005 of $1,682; October 1, 2004 to June 30, 2005 of $(4,382)).

As September 30, 2006, the interest rate swaps and collars had notional amounts of $337,358 ($341,000 as at September 30, 2005), and a fair value of $1,838 ($2,258 as at September 30, 2005), with the unrealized fair value loss for the twelve month period ended September 30, 2006 of $(659) (three month period ended September 30, 2005 of $502; October 1, 2004 to June 30, 2005, $401).

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. Sirona has two customers accounting for more than 10% of revenue for the year ended September 30, 2006. The accounts receivables from these customers amount to $20,073 in the aggregate as of September 30, 2006.

3.                 Recent accounting pronouncements - not yet adopted

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)”. SFAS 154 requires that changes in accounting principles be given retrospective application to prior periods’ financial statements. Previously most changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of the change. SFAS  154 is effective for fiscal years beginning after December 15, 2005. The Company is still determining the effect SFAS 154 will have on its consolidated financial statements, but it currently does not expect the effect to be material.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is still determining the effect SFAS 157 will have on its consolidated financial statements, but it currently does not expect the effect to be material.

In September 2006, the FASB issued SFAS No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company for the fiscal year ending on September 30, 2007. The Company already measures plan assets and benefit obligations as of the date of fiscal year-end. The Company is still determining the effect SFAS 158 will have on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement 109, “Accounting for Income Taxes.” FIN 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. FIN 48 is effective for the Company’s fiscal year ending September 30, 2008. The Company is still determining the effect FIN 48 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. The Company is still determining the effect SAB 108 will have on its consolidated financial statements.

4.                 The Exchange

On September 25, 2005, Schick, a Delaware Corporation, which on June 20, 2006 was renamed Sirona Dental Systems, Inc., entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. and Sirona Holding providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of €150,992 plus accrued interest totalling $ 205.566 as of June 20, 2006. It was also agreed that Schick shareholders would receive a special $2.50 per share cash dividend.

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

The purchase price was comprised of 17,615,660 Schick shares outstanding on June 20, 2006. Based on the average of the closing prices for a range of trading days (September 22, 2005 through September 28, 2005, inclusive) around the announcement date of September 26, 2005 of the Exchange Agreement, the fair value is $24.96 per share, or approximately $439,687. The purchase price also includes the estimated fair value of 862,220 vested stock options which were not exercised prior to the Exchange ($15,363), 458,179 unvested stock options ($8,111), reduced by the unvested options relating to services to be provided in the future ($7,638), and direct acquisition costs of $7,338. The fair value of the vested and unvested options was estimated using the Black-Scholes model and assumptions as follows: the relevant exercise price, a market price of $24.96 (average of closing prices around the Exchange announcement date), volatility of 34.0%, estimated life of five years, and a risk free rate of 3.73%. The cost of the acquired business is reduced by the unearned portion of the unvested options relating to services to be provided in the future (see Note 4).

The total purchase price of Schick in the Exchange was as follows:

$’000s
Purchase price
Schick common stock	$439,687
Schick restricted vested options	15,363
Schick unvested options	8,111
Schick unvested options relating to services to be provided in the future	(7,638)
Sirona direct transaction costs	7,338
$462,861

The allocation of the purchase price, which is preliminary and therefore may change, is as follows:

$’000s
Current assets	$41,431
Property, plant and equipment	1,335
Intangible assets subject to amortization	132,300
Trade name not subject to amortization	24,000
In process research and development	6,000
Goodwill	126,748
Receivable from Luxco	205,566
Other assets	1,060
Total assets	538,440
Current liabilities	(12,445)
Deferred taxes	(63,134)
Total liabilities assumed	(75,579)
Purchase Price	$462,861

The Company believes the acquisition will strengthen its competitive position in the technology-driven Imaging Systems segment by uniting research and development capabilities to accelerate product developments and expanding its global presence, particularly in the significant U.S. market, and is expected to provide certain synergies.

Schick designs, develops and manufactures digital imaging systems for the dental market. Schick currently manufactures and markets a variety of digital imaging products including an intra-oral digital radiography system (CDR® and CDR Wireless™), a digital panoramic radiography sensor (CDRPan®) and integrated device (CDRPanX™), an intra-oral camera system (USBCam®), and a DC dental x-ray generator (SDX™). The fair value of in process research and development (IPR&D) projects relate to these Intra-Oral products. IPR&D was appraised using discounted future probable cash flows on a project by project basis. Cash inflows from significant projects were forecast to commence in the 1-2 years following the acquisition date. The cash flows derived from IPR&D projects were discounted at a rate of 13%. The Company believes the rate used was appropriate given the risks associated with the technologies including their incomplete status. No alternative future use was identified for IPR&D projects so the entire $6,000 value of those assets was charged to the income statement at the acquisition date, included in the write off in-process research and development line item, for the year ended September 30, 2006.

A summary of the identifiable intangible assets acquired is as follows:

		Weighted average
	Fair value	amortization period
Developed technologies	$127,000	10 years
Dealer relationships	3,300	10 years
CDR trademark	2,000	20 years
Schick trademark	24,000	indefinite

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

5.                 Leveraged Buy-out transactions

MDP Transaction

On June 30, 2005, Sirona Holdings Luxco S.C.A. (‘‘Luxco’’), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O’Keefe, management and employees of Sirona, obtained control over the Sirona business. The transaction was effected by using new legal entities, Sirona Holding GmbH (formerly Blitz 05-118 GmbH) and its wholly owned subsidiary Sirona Dental Services GmbH to acquire 100% of the interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business through a leveraged buy-out transaction (the ‘‘MDP Transaction’’). Results of operations for the Sirona businesses subsequent to that date have been included in the successor period in the consolidated statements of operations and cash flows.

The purchase price, comprising cash paid and direct acquisition costs, was €464,590, consisting of €454,990 paid in cash and €9,600 of direct acquisition costs. The purchase price was denominated in Euros and translated to U.S. dollars at the exchange rate prevailing on the date of the transaction of 1.2051. The purchase price denominated in U.S. dollars is $559,877.

The transaction was accounted for in accordance with Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions (‘‘EITF 88-16’’), in a manner similar to a business combination under FASB Statement No. 141, Business Combinations (‘‘SFAS 141’’). Certain members of Sirona management who were deemed to be in the control group held equity interests in Sirona Group prior to and subsequent to the MDP Transaction (‘‘Continuing Shareholders’’). The interests of the continuing Shareholders have been reflected at the predecessor basis, resulting in 9.15% of each asset and liability acquired being valued at historical cost at June 30, 2005. The remaining 90.85% interest in each asset and liability was recognized at fair value at June 30, 2005. The application of the preceding guidance to the book and fair values of the acquired assets resulted in a difference between the purchase price in the acquisition (€464,590) and the recorded value of the acquired assets. This difference was recorded as a reduction to the shareholders’ equity of Sirona.

In connection with the leveraged buy-out transaction, Sirona incurred debt of €700,992 ($844,765) to finance the purchase price and repay the shareholder loan granted by the sellers and repay other existing debt of €301,012 ($362,261). The debt comprised €550,000 ($662,805) of bank loans and a shareholder loan of €150,992 ($181,960) granted by Luxco.

The purchase price was allocated to the assets acquired and liabilities assumed as of June 30, 2005 and the difference between the purchase price allocation and the fair value of the net assets was recorded as goodwill. However, due to the continuing ownership by management, the assets and liabilities were carried over from the Predecessor 2 balance sheet upon closing to the extent that management had an ownership interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH. A contra equity account named ‘‘Excess of purchase price over predecessor basis’’ has been recorded in the successor period to reflect the predecessor basis of management that acquired an interest in Sirona Holding GmbH. The purchase price allocation was based on information available and expectations and assumptions deemed reasonable by management.

In process research and development (IPR&D) was appraised using discounted future probable cash flows on a project by project basis. Cash inflows from significant projects were forecast to commence in the 1-2 years following the date of the valuation exercise. Discount rates of between 25-30% were applied to the cash flows, depending on level of risk associated with the project. In process research and development (IPR&D) projects primarily relate to (i) 3D-Imaging, (ii) enhancements to the CAD/CAM system’s hardware and software and (iii) a new treatment center platform.

The fair values of these projects and estimated costs to complete at June 30, 2005 were:

Project	Fair value	Estimated Cost
3 D Imaging	$9,310	$7,000
CAD/CAM enhancements	10,310	8,000
New Treatment Center platforms	10,295	8,000
Other	3,882	2,000

No alternative future use was identified for these assets, and therefore the entire value of those assets was charged to the income statement, included in the write off in-process research and development line item, for the three month period to September 30, 2005.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

$’000s	As of June 30, 2005
Current assets	$176,691
Property, plant and equipment	49,724
Intangible assets subject to amortization	407,903
Trademarks not subject to amortization	93,488
In process research and development	33,797
Goodwill	469,198
Other assets	13,702
Total assets	1,244,503
Current liabilities	176,663
Non-current liabilities	355,477
Deferred taxes	201,589
Total liabilities assumed	733,729
Excess purchase price over predecessor basis	49,103
Purchase price	$559,877

		Weighted average
		amortization period
Licensing agreements, patents and similar rights	$124,264	13 years
Technologies	273,930	10 years
Dealer relationships	9,709	10 years
	$407,903

Technology assets include trade secrets, production processes, CAD drawings, parts lists, blueprints and software for products that reached technological feasibility.

The fair value of the technology assets was determined by using an earnings-based valuation method. The useful life was determined based on the expected use of the technology by Sirona, any legal provisions that may limit the useful life of the technology, the effects of known advances, obsolescence, demand and competition and the level of maintenance expense required to obtain the future cash flows of the technology. Based on these factors, technologies were assigned useful lives of 1 to 13 years.

The fair value of the dealer relationships was determined using the replacement cost valuation method, which considered the cost which would have been incurred to search, engage and train the new dealers. The remaining useful life of a contractual dealer relationship relates to the estimated average period of 10 years after which an existing dealer needs to be retrained, similar to a new dealer.

The fair values of the trademarks were determined using the relief from royalty method and assumed royalty rates ranging from 0.25% to 1.0%. The Company deems trademarks to be indefinite lived intangible assets as the trademarks are used worldwide, can be separated from any other asset, do not have any legal, regulatory, contractual competitive, economic or other factors that limit their useful lives, and require no material levels of maintenance to retain their cash flow. As such, trademarks are not currently subject to amortization. The Company evaluates the useful life of trademarks each year to determine whether facts and circumstances continue to support an indefinite life for these assets. The transaction resulted in goodwill due to the significant growth prospects and industry dynamics as well as the experienced management team which are not recognized as a separate asset.

EQT Transaction

On February 16, 2004, funds managed by EQT, directors, management and employees of Sirona, obtained control over the Sirona business. The transaction was effected by using four new legal entities headed by Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH to acquire 100% of the interest in Sirona Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business through a leveraged buy-out transaction (the ‘‘EQT Transaction’’). The transaction resulted in a change in control over the Sirona business and has, therefore, been accounted for as a business combination under SFAS 141. The carrying values of the assets and liabilities were adjusted to their fair value on February 16, 2004, and the difference between the purchase price and the fair value of the net assets and liabilities was recorded as goodwill. There was no shareholder interest that continued to be carried at predecessor basis. Results of operations for the Sirona businesses from the date of this transaction until the MDP Transaction have been included in the Predecessor 2 period in the consolidated statement of operations and cash flows.

The purchase price, comprising cash paid and direct acquisition costs, was €309,873 consisting of €284,167 paid at closing, a €20,000 holdback payment, subject to possible indemnification claims by EQT, and €5,706 of direct acquisition costs. Payment of €20,000 was made on December 15, 2004 at the expiration of the indemnification period, as no claims were made. In connection with the leveraged buy-out transaction, Sirona incurred debt of €338,566 ($419,923) to finance the purchase price and repay the shareholder loan granted by the sellers and repay other existing debt of €109,918 ($136,331). The debt incurred comprised €300,000 ($372,090) of bank loans and a shareholder loan of €38,566 ($47,833) granted by EQT.

The carrying values of the assets and liabilities were stepped up to their fair values on February 16, 2004 and the difference between the purchase price and the fair value of the net assets was recorded as goodwill. The purchase price was denominated in Euros and translated to U.S. Dollars at the exchange rate prevailing on the date of the transaction of 1.2403. The purchase price denominated in U.S. dollars was $384,335.

The purchase price allocation was based on information available and expectations and assumptions deemed reasonable by management.

IPR&D was appraised using discounted future probable cash flows on a project by project basis. Cash inflows from significant projects were forecast to commence in the 1-2 years following the date of the valuation exercise. Discount rates of between 25-30% were applied to the cash flows, depending on level of risk associated with the project. No alternative future use was identified for these assets, and therefore the entire value of those assets was charged to the income statement, included in the write off in-process research and development line item, for the three month period to September 30, 2004.

The following table summarizes the purchase price allocation for the transaction:

$’000s	As of February 16, 2004
Current assets	$191,310
Property, plant and equipment	56,122
Intangible assets subject to amortization	393,980
Trademarks not subject to amortization	86,945
In process research and development	20,217
Goodwill	67,989
Other assets	9,038
Total assets	825,601
Current liabilities	107,455
Non-current liabilities	147,964
Deferred taxes	185,847
Total liabilities assumed	441,266
Purchase price	$384,335

		Weighted average
		amortization period
Licensing agreements, patents and similar rights	$122,739	13 years
Technologies	258,962	10 years
Dealer relationships	12,279	10 years
	$393,980

Technology assets include trade secrets, production processes, CAD drawings, parts lists, blueprints and software products that reached technological feasibility.

The fair value of the technology assets was determined by using an earnings-based valuation method. The useful life was determined based on the expected use of the technology by Sirona, any legal provisions that may limit the useful life of the technology, the effects of known advances, obsolescence, demand and competition and the level of maintenance expense required to obtain the future cash flows of the technology. Based on these factors, technologies were assigned useful lives of 1 to 13 years.

The fair value of the dealer relationships was determined using the replacement cost valuation method, which considered the cost which would have been incurred to search, engage and train the new dealers. The remaining useful life of a contractual dealer relationship relates to the estimated average period of 10 years after which an existing dealer needs to be retrained, similar to a new dealer.

The fair values of the trademarks were determined using the relief from royalty method and assumed royalty rates ranging from 0.25% to 1.0%. The Company deems trademarks to be indefinite lived intangible assets as the trademarks are used worldwide, can be separated from any other asset, do not have any legal, regulatory, contractual competitive, economic or other factors that limit their useful lives, and require no material levels of maintenance to retain their cash flow. As such, trademarks are not currently subject to amortization. The Company evaluates the useful life of trademarks each year to determine whether facts and circumstances continue to support an indefinite life for these assets.

Pro Forma Information on Business Combinations

The pro forma condensed consolidated information for the year ended September 30, 2005 gives effect to the Exchange and the MDP Transaction as if they had occurred on October 1, 2004; the pro forma information for the year ended September 30, 2006 gives effect to the Exchange as if it had occurred on October 1, 2005.

	Fiscal year ended
	September 30,	September 30,
$’000s	2006(1)	2005(2)
Revenue	$575,899	$523,817
Cost of Sales	305,609	308,061
Gross profit	270,290	215,756
Operating expenses/(income):
Selling general and administrative expense	171,615	158,750
Research and development	37,067	34,462
Provision for doubtful accounts and notes receivable	348	(319)
Net other operating expenses	1,732	—
Operating income	59,528	22,863
Foreign currency transaction (gain) / loss	(9,873)	1,350
(Gain) / Loss on derivative instruments	(719)	2,701
Interest expense, net	43,207	39,814
Other (income)	(30)	(128)
Income/(loss) before income taxes and minority interest	26,943	(20,874)
Income tax provision/(benefit)	10,704	(7,584)
Minority interest	218	44
Net income / (loss)	$16,021	$(13,334)
Income / (loss) per share basic	$0.29	$(0.24)
Income / (loss) per share diluted	$0.29	$(0.24)
Weighted average shares - basic	54,608,134	54,588,140
Weighted average shares - basic and diluted	54,683,307	54,588,140

(1)          Gives pro forma effect to the Exchange, as if it occurred on October 1, 2005.

(2)          Gives pro forma effect to the Exchange and the MDP Transaction as if the transactions occurred on October 1, 2004.

6.                 Employee Share-Based Compensation

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

In connection with the reverse acquisition of Schick effected by the Exchange, share-based awards outstanding under Schick’s 1996 Stock Option Plan (the “Plan”) and 1997 Stock Option Plan for Non-Employee Directors (the “Directors Plan”) continue to be outstanding. At the date of the Exchange, 862,220 vested and 458,179 unvested options were outstanding (see note 4). Stock options granted under the assumed stock option plans have a contractual life of 10 years from the date of grant and requisite service periods of 2 to 4 years. The Company does not expect to repurchase these shares within the next 12 months.

The Plan permitted incentive and non-qualified options to purchase shares of common stock to be granted to employees, directors and consultants. The 1996 Plan allowed for the issuance of 4,700,000 options and expired on April 22, 2006. Accordingly, no further options may be granted under the Plan.

The Directors Plan stipulates that the exercise price of non-qualified options granted under that plan must equal or exceed 85% of the fair market value of the common stock as of the date of grant of the option, and no option may be exercisable after ten years from the date of grant. The Company has never granted options at less than market on the date of grant. The Directors Plan also provides that certain awards will become fully vested and/or exercisable upon a change in control (as defined in the Directors Plan) subject to certain restrictions. At September 30, 2006, 7,000 shares were available for grant.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. The expected life represents the period of time the options are expected to be outstanding. As a public company with no prior option history, Sirona assessed Schick’s historical volatilities and compared these to a peer group. Because Schick did not trade on an organized marketplace or exchange from 1999 to 2002 that period is not indicative of the expected volatility. Furthermore the volatility after the announcement date in 2005 is affected by the Exchange Agreement. Based on these factors and after consideration of the historical volatilities of the peer group companies, the Company determined that the volatility of Schick shares during the 52 week period prior to the announcement date results in the best estimate of the expected volatility at 34%. The average option life was estimated to range between 5 and 6.25 years based on anticipated employee exercise behaviour. It has been common for option recipients to realize gains as the market price of the stock attained in the money levels. Substantial share appreciation in the two years prior to the announced Exchange triggered significant option exercises at Schick. The Exchange itself triggered additional disqualifying distributions in response to the subsequent stock price run up in spite of the announced dividend. The expected dividend yield is based on Sirona’s history of not paying regular dividends in the past and the Company’s current intention not to pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life of the options.

Year ended
September 30, 2006
Expected Volatility	34%
Risk-free rate	3.73%
Expected term	5 to 6.25 years
Expected dividends	—

Compensation expense of $3,537 has been charged against income for stock-based compensation for the year ended September 30, 2006. This charge was recorded within selling, general and administration for $2,544, research and development for $601, and cost of sales for $391. The total income tax benefit recognized in the income statement for the share-based compensation arrangements was $1,395, for the fiscal year ended September 30, 2006. Sirona did not grant any share-based awards prior to the closing of the Exchange so prior periods were not burdened by share-based compensation expense.

The following is a summary of Sirona’s stock option activity for the year ended September 30, 2006:

	Year ended
	September 30, 2006
		Weighted average
	Number of options	exercise price $
Outstanding at beginning of period	—	—
Schick awards assumed in Exchange and included in purchase accounting	1,320,399	$11.16
Conditional Schick awards not reflected in purchase accounting	1,530,000	25.10
Granted	60,000	42.50
Exercised	(18,221)	9.79
Expired	—	—
Forfeited	(32,500)	25.10
Outstanding at end of period	2,859,678	19.13
Exercisable at end of point	1,026,761	11.19

There were 18,221 options, exercised during the year ended September 30, 2006. The total intrinsic value of options exercised for the fiscal year ended September 30, 2006 was $457. The aggregate intrinsic value of stock options exercisable at September 30, 2006 was $22,318 and these options have a weighted average remaining contractual life of 6.9 years. The aggregate intrinsic value of stock options outstanding at September 30, 2006 was approximately $39,452 and these options have a weighted-average remaining contractual life of 8.6 years.

A summary of the status of Sirona’s non-vested options as of September 30, 2006, and the changes during the year ended September 30, 2006, is presented below:

	Year ended
	September 30, 2006
		Weighted average
		grant date
Nonvested stock options	Number of shares	fair value $
Schick awards assumed in Exchange and included in purchase accounting
Nonvested at beginning of period	1,320,399	$23.43
Conditional Schick awards not reflected in purchase accounting	1,530,000	24.17
Granted	60,000	15.46
Vested	(1,026,761)	26.08
Forfeited	(32,500)	20.83
Nonvested at September 30, 2006	1,832,917	25.08

As of September 30, 2006, there was $41,331 of total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average period of 2.75 years. The cash received and the actual tax benefit realized for the tax deductions from option exercises was $160 and $32 for the year ended September 30, 2006. The total fair value of options vested for the year ended September 30, 2006 is $2,321.

7.                 Comprehensive Income

Comprehensive income for the fiscal year ending September 30, 2006 was $1,887 comprising net income of $755 and cumulative translation adjustment of $1,132.

Comprehensive (loss)/income for the three month period ending September 30, 2005 and for the nine-month periods ending June 30, 2005 was ($45,618) and $9,839, respectively. These amounts were comprised of net / (loss) income of ($46,035) and net income of $11,126, respectively, and cumulative translation adjustments of $417 and ($1,287), respectively.

8.                 Accounts receivable

The allowance for doubtful accounts was developed as follows:

		Additions
	Balance at beginning	Charged to Cost	Charged to		Balance at
	of period	and Expenses	Other Accounts	Deductions	End of Period
Successor
For the year ended September 30, 2006	$402	$647	—	$212	$837
From July 1, 2005 to September 30, 2005	—	402	—	—	402
Predecessor 2
From October 1, 2004 to June 30, 2005	526	427	—	462	491
From February 17, 2004 to September 30, 2004	—	526	—	—	526
Predecessor 1
From October 1, 2003 to February 16, 2004	2,886	1,160	—	609	3,437

9.                 Inventories, net

	Successor	Successor
	September 30,	September 30,
	2006	2005
	$’000s
Finished goods	$28,382	$24,439
Work in progress	11,688	12,153
Raw materials	25,630	18,460
	65,700	55,052
Inventory reserve	(8,397)	(7,712)
	$57,303	$47,340

The inventory reserve was developed as follows:

	Balance at beginning	Charged to Cost	Charged to		Balance at
	of period	and Expenses	Other Accounts	Deductions	End of Period
Sucessor
For the year ended September 30, 2006	$7,712	$1,976	—	$1,291	$8,397
From July 1, 2005 to September 30, 2005	7,542	425	—	255	7,712
Predecessor 2
From October 1, 2004 to June 30, 2005	6,950	1,833	—	1,241	7,542
From February 17, 2004 to September 30, 2004	6,776	2,062	—	1,888	6,950
Predecessor 1
From October 1, 2003 to February 16, 2004	6,201	781	—	206	6,776

In the fiscal year ending September 30, 2006, $4.214 of general and administrative cost was charged to inventory ( July 1, 2005 to September 30, 2005, $1.091; October 1, 2004 to June 30, 2005, $3.728; February 17, 2004 to September 30, 2004, $2.720; October 1, 2003 to February 16, 2004, $1.990).

In the period ending September 30, 2006, $401 of general and administrative cost remained in inventory (September 30, 2005; $541).

10.          Prepaid expenses and other current assets

Included within prepaid expenses and other current assets as at September 30, 2006 is a VAT receivable of $ 2,666 (September 30, 2005, $17,179).

11.          Property, plant and equipment, net

		Accumulated
Successor		Depreciation
As of September 30, 2006	Gross	and Amortization	Net
	$’000s
Land	$11,859	$—	$11,859
Buildings, building improvements and leasehold improvements	14,841	1,775	13,066
Machinery and technical equipment	34,992	14,263	20,729
Software and software licences	13,101	2,101	11,000
Prepayments for property, plant and equipment	4,388	—	4,388
	$79,181	$18,139	$61,042

		Accumulated
Successor		Depreciation
As of September 30, 2005	Gross	and Amortization	Net
	$’000s
Land	$10,391	$—	$10,391
Buildings, building improvements and leasehold improvements	14,968	291	14,677
Machinery and technical equipment	22,383	2,563	19,820
Software and software licences	4,866	574	4,292
	$52,608	$3,428	$49,180

Depreciation and amortization expense for the year ended September 30, 2006 was $13,771, for the twelve month period ended September 30, 2005, $16,192 (October 1, 2004 to June 30, 2005, $12,738, July 1, 2005 to September 2005, $3,454) and for the twelve month period ending September 30, 2004, $13,894 (October 1, 2003 to February 16, 2004, $4,501, February 17, 2004 to September 30, 2004, $9,393).

Amortization expense for capitalized software development costs for the year ended September 30, 2006 was $270, for the twelve month period ended September 30, 2005 was $995 (October 1, 2004 to June 30, 2005, $840, July 1, 2005 to September 2005, $155) and for the twelve month period ending September 30, 2004 was $949 (October 1, 2003 to February 16, 2004, $583, February 17, 2004 to September 30, 2004, $366). Buildings and leasehold improvements includes office space that is leased under operating leases to third parties with a historical cost of $1,719 and $1,634 and carrying amount of $675 and $629 at September 30, 2006 and 2005, respectively.

12.          Intangible assets and goodwill

The Company performed the required annual impairment tests as of September 30 in each year and identified no impairment.

Amortization and depreciation expense for finite-lived identifiable intangible assets for the year ended September 30, 2006 was $52,813, for the twelve month period ending September 30, 2005 was $43,355 (October 1, 2004 to June 30, 2005, $31,417, July 1, 2005 to September 30, 2005, $11,938) and for the twelve month period ending September 30, 2004, $25,339 (October 1, 2003 to February 16, 2004, $2,029, February 17, 2004 to September 30, 2004, $23,310). The annual estimated amortization expense related to these intangible assets for the fiscal years 2007, 2008, 2009, 2010 and 2011 is $75,651, $78,256, $65,913, $55,201 and $47,910, respectively.

The following table presents details of intangible assets, related accumulated amortization and goodwill:

		Accumulated
	Gross	amortization	Net
	$’000s
Successor
September 30, 2006
Patents & Licenses	$132,736	$17,168	$115,568
Trademarks	124,282	28	124,254
Technologies and dealer relationships	428,217	49,046	379,171
	685,235	66,242	618,993
Goodwill	613,549	—	613,549
Total intangible assets	$1,298,784	$66,242	$1,232,542

		Accumulated
	Gross	amortization	Net
	$’000s
Successor
September 30, 2005
Patents & Licenses	$124,510	$2,263	$122,247
Trademarks	93,403	—	93,403
Technologies and dealer relationships	283,381	9,589	273,792
	501,294	11,852	489,442
Goodwill	468,769	—	468,769
Total intangible assets	$970,063	$11,852	$958,211

The change in the value of goodwill from September 30, 2005 to September 30, 2006 is related to the Exchange as well as differences in exchange rates. Goodwill has also been reduced by $132 as a result of tax benefits received from exercises subsequent to the Exchange of options vested and included in the determination of purchase price at the time of the Exchange. The goodwill generated by the Exchange was allocated to the Imaging Systems segment and amounted to $126,748. The change related to the differences in exchange rate amounted to $18,164.

13.          Income taxes

The income tax (provision) benefit is comprised of the following:

	Successor	Successor	Predecessor 2	Predecessor 2	Predecessor 1
		July 1,	October 1,	February 17,	October 1,
	Year ended	2005 to	2004 to	2004 to	2003 to
	September 30,	September 30,	June 30,	September 30,	February 16,
	2006	2005	2005	2004	2004
	$’000s
Current
Domestic (U.S.)	$(2,031)	$—	$—	$(6)	$(66)
Foreign	(16,784)	(182)	(7,643)	1,011	(12,591)
Total Current	(18,815)	(182)	(7,643)	1,005	(12,657)
Deferred
Domestic (U.S.)	2,444	57	10	1,054	—
Foreign	9,011	5,921	2,189	9,689	(524)
Total Deferred	11,455	5,978	2,199	10,743	(524)
Total	$(7,360)	$5,796	$(5,444)	$11,748	$(13,181)

The significant components of deferred tax assets and liabilities of continuing operations included in the consolidated balance sheets are:

	Successor		Successor
	At September 30, 2006		At September 30, 2005
	Current	Non-current	Current	Non-current
	assets	assets	assets	assets
	(liabilities)	(liabilities)	(liabilities)	(liabilities)
	$’000s
Employee benefit accruals	$62	$7,497	$—	$275
Goodwill amortization for tax purposes (historical tax deductible goodwill)	—	(5,520)	—	(1,049)
Debt issuance costs	(1,232)	(5,939)	—	(8,984)
Inventory reserve	3,410	—	(1,329)	—
Receivables	(245)	—	—	—
Property, plant and equipment	—	(5,987)	—	(494)
Intangible assets	—	(232,168)	—	(183,171)
Long term debt	(247)	(2,033)	—	—
Deferred income	—	(1,697)	—	—
Tax loss carryforward	1,361	8,963	191	9,093
Valuation allowances on tax loss carryforwards	—	(3,208)	—	(3,782)
Other	(1,646)	250	1,161	1,594
Total	1,463	(239,842)	23	(186,518)
Deferred tax assets—current and non-current	4,671	3,649	3,242	9,874
Deferred tax liabilities—current and non-current	(3,208)	(243,491)	(3,219)	(196,392)
Net deferred tax asset (liability)	$1,463	$(239,842)	$23	$(186,518)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon sufficient taxable income within the carryback years and the generation of future taxable income during the periods in which those temporary differences and tax loss carryforwards become deductible. Management considers taxable income in the carry back years, if carry back is permitted in the tax law, the projected future taxable income, and tax planning strategies in making this assessment.

As of September 30, 2006 the Company had $ 35,389 of gross tax loss carry-forwards subject to expiration as follows:

Year of expiration	Losses
2009	$1,440
2010	380
2011	517
2012	1,971
2013 - 2025	4,727
Subtotal	9,035
Indefinite	26,354
Total	$35,389

The Company recognized a valuation allowance of $3,208 at September 30, 2006 ($3,782 at September 30, 2005) on deferred tax assets relating to tax loss carry-forwards of $ 9,154, as management believes that it is more likely than not, that the benefits of those existing tax loss carry-forwards will not be realized within the period those tax losses are deductible.

The difference between the applicable statutory tax rate and the Company’s income tax (provision) benefit included in the consolidated statements of operations consisted of the following: The statutory tax rate for 2006 is the U.S. federal tax rate as a result of the Exchange (described in Note 4). The expected tax rate of prior periods is the German Corporation tax rate, the applicable tax rate before the Exchange.

	Successor	Successor	Predecessor 2	Predecessor 2	Predecessor 1
		July 1,	October 1,	February 17,	October 1,
	Year ended	2005 to	2004 to	2004 to	2003 to
	September 30,	September 30,	June 30,	September 30,	February 16,
	2006	2005	2005	2004	2004
	$’000s
Income/(loss) before income taxes and minority interest	$8,333	$(51,837)	$16,620	$(46,106)	$33,750
Computed tax (provision)/benefit	(2,917)	19,128	(6,133)	17,014	(12,454)
Foreign tax differential	(314)	(352)	(2,584)	(313)	—
Non deductible expenses	(127)	(23)	(179)	(74)	(22)
Permanent differences relating to German trade taxes	(2,600)	(1,283)	(1,101)	949	—
Subpart F income net of tax credit	(372)	—	—	—	—
IPR&D	(2,100)	(12,471)	—	(7,460)	—
Tax income from prior periods	—	—	3,812	848	—
Permanent differences	1,391	(79)	—	(62)	(250)
Additional state taxes	(420)	—	—	—	—
Other	99	876	741	846	(455)
(Provision)/benefit for income taxes	$(7,360)	$5,796	$(5,444)	$11,748	$(13,181)

The permanent differences primarily include the effects of non-taxable interest.

During the period from October 1, 2004 to June 30, 2005, the Company resolved an issue related to its German income tax returns for the tax years 1998 to 2002 with the German authorities. The Company had filed an objection against taxable treatment of a transaction in 1998. The Company prevailed with its views that the transaction should be treated as non-taxable and recognized the impact of the non-taxable treatment when it became probable that it was sustainable; the balance is included in ‘‘Tax income from prior periods’’. The German authorities refunded an amount of $3,812 in connection with the issue.

The components of income (loss) before income taxes and minority interests are:

	Successor	Predecessor 2	Predecessor 2	Predecessor 1	Predecessor 1
		July 1,	October 1,	February 17,	October 1,
	Year ended	2005 to	2004 to	2004 to	2003 to
	September 30,	September 30,	June 30,	September 30,	February 16,
	2006	2005	2005	2004	2004
	$’000s
Germany	$15,756	$(50,015)	$23,936	$(44,731)	$33,777
United States	(4,374)	(131)	(419)	24	(105)
Other Foreign	(3,049)	(1,691)	(6,897)	(1,399)	78
	$8,333	$(51,837)	$16,620	$(46,106)	$33,750

None of the goodwill recognized in the Exchange is tax deductible. The portion of capitalized goodwill that is deductible for tax purposes as a result of the MDP and EQT Transactions as of June 30, 2005 and February 17, 2004 was $88,219 and $72,281 respectively.

		Charged	Addition
	Balance	(credited)	Charged		Balance
	at	to	to		at
	beginning	Cost and	other		End of
	of Period	Expenses	Accounts	Deductions	Period
$’000s
Valuation allowance deferred tax asset
For the year ended September 30, 2006	$3,782	$(574)	—	—	$3,208

Income taxes on cumulative earnings of foreign subsidiaries have not been provided for because such earnings are intended to be indefinitely reinvested in those operations.

The German tax authority is currently examining the Company’s tax returns for the years 2001 to 2004. The Company does not believe the results of the examination will have an adverse material effect on the Company’s financial position, results of operations or liquidity.

14.          Accrued liabilities and deferred income

	Successor	Successor
	September 30,	September 30,
	2006	2005
	$’000s
Employee benefits (e. g. bonuses, vacation, overtime, Christmas payment)	$26,779	$22,610
Product warranty	10,879	9,276
Property taxes	1,526	—
Other provisions	12,648	11,967
VAT accruals	—	15,800
Other liabilities	13,371	4,104
	$65,203	$63,757

15.          Long-term debt

	Successor	Successor
	September 30,	September 30,
	2006	2005
	$’000s
Shareholder loan from Luxco	$—	$184,712
Bank loans
Senior syndicated loan, Tranches A, variable rate repayable in semi-annual installments starting
September 2006 through June 2012	118,013	162,172
Senior syndicated loan, Tranches B, variable rate repayable at end of term in June 2013	158,587	150,500
Senior syndicated loan, Tranche C, interest at EURIBOR plus 3.25%, repayable in full at end of term in June 2014	139,574	150,500
Mezzanine loan, interest at EURIBOR plus 9.5%, repayable in full at end of term in June 2015	115,344	121,888
Other debt	1,854	1,665
	533,372	771,437
Less current portion	14,738	10,103
	$518,634	$761,334

The table below reflects the contractual maturity dates of the various borrowings at September 30, 2006:

Year ending September 30,
$’000s
2007	$14,738
2008	17,478
2009	19,318
2010	19,318
2011	23,918
Thereafter	438,602
$533,372

The amounts disclosed above do not include interest, except for the 2007 amount, which includes interest of $5.

In connection with the MDP Transaction, the financing of the Company was restructured.

Shareholder loan

Luxco granted Sirona Holding a loan of €150,992 in connection with the MDP Transaction. The loan accrues interest at 7.5% per annum. In connection with the Exchange, Sirona Dental Systems, Inc. took over the shareholder loan from Luxco. Effective June 20, 2006 (closing of the transaction) the shareholder loan is eliminated on consolidation. The interest is being accumulated until the end of the loan term on June 30, 2015, when the loan and the interest is required to be repaid. From October 1, 2005 through June 20, 2006 interest of €8,305 ($10,086) has been accreted.

Bank loans

Bank loans outstanding at September 30, 2006 comprise senior ranking loans and accreted interest of $531,518, divided into three tranches, including a mezzanine loan, plus an acquisition facility and an overdraft facility.

Tranche A is a U.S. Dollar denominated loan and has a principal amount of $162,689 and is repayable in semi-annual instalments through June 30, 2012. The repayments will be calculated as a percentage of the loan amount. As of September 30, 2006 the loan, including accreted interest, amounts to $118,013 as the company made an unscheduled repayment of $38,379, which reduced the regular repayments pro rata, and a scheduled repayment of $5,519. Tranche A has an interest rate of LIBOR plus a margin of 1.5% to 2.25% per annum. Interest is payable on a monthly, quarterly, or semi-annual basis, at the discretion of the Company. Two step up swaps have been established for 70% of the interest for the next three years. The interest rate swaps fix the LIBOR element of interest payable on 70% of the principal amount of the loan for defined twelve month periods over the three years. The defined interest rates fixed for each twelve month period range from 1.75% to 4.71%. Settlement of the swaps is required on a quarterly basis.

Tranche B is a € denominated loan in the principal amount of €125.0 million and is repayable in a single amount of €125,000 on June 30, 2013. Including accreted interest the loan amounts to €125.0 million plus accreted interest of €0.2 million ($158,587) as at September 30, 2006. Tranche B has an interest rate of EURIBOR plus a margin of 2.25% to 2.75% per annum. Interest is paid on a monthly, quarterly or semi annual basis, at the discretion of the Company. The Company entered into four cap/ floor collars for 51% of the interest for the next three years. Under the terms of the collars the floor interest rates are 1.595% and 1.85% and the cap interest rates are 5% and 4.10%. Settlements of the contracts are required on a quarterly basis.

Tranche C is a € denominated loan and has a principle amount of €125,000 and is repayable on June 30, 2014. As at September 30, 2006 the loan amounts to € 110,000 plus accreted interest of € 170 ($139,574) as the Company made an unscheduled repayment of €15,000 during the year. Tranche C has an interest rate of EURIBOR plus a margin of 3.25% per annum. Interest is paid on a monthly, quarterly or semi-annual basis, at the discretion of the Company. The Company entered into two cap/floor collars for 51% of the EURIBOR element of the interest for the next three years. Under the terms of the collars the floor interest rates are 1.595% and 1.85% and the cap interest rates are 5% and 4.10%. Settlements of the contracts are required on a quarterly basis.

At inception, the mezzanine loan had a principal amount of €165,000 ($198,842), and under the terms of the loan, the full amount was repayable at the end of the loan term, in June 2015. The Company repaid €65,000 of the mezzanine debt in the three month period to September 30, 2005 and € 15,000 in fiscal year 2006. The mezzanine loan has an interest rate of EURIBOR plus a margin of 9.5% per annum. The 9.5% margin is divided into two components: 4.5% per annum is payable on an on-going basis, and the remaining 5% per annum will accrete until the end of the loan term. The remaining loan outstanding as of September 30, 2006 including accreted interest amounts to €91,044 ($115,344). The Company entered into two cap/ floor collars for 51% of the EURIBOR portion of the interest for the next three years. Under the terms of the collars the floor interest rates are 1.68% and 1.85% and the cap interest rates are 5% and 4.02%. Settlements of the contract are required on a quarterly basis.

The mezzanine loan is subordinated to the senior ranking loans, and the shareholder loans are subordinated to both the senior ranking loans and the mezzanine loan.

All of the bank loan agreements stipulate early repayment of certain amounts under certain conditions. In particular, up to 50% of excess cash flow, as defined in the contract, falls due one month after the issuance of audited consolidated German GAAP financial statements, starting in fiscal year 2007, depending on the level of the Company’s adjusted EBITDA.

The Company has agreed to certain debt covenants in relation to this financing. The covenants stipulate that the Company must maintain certain ratios in respect of cash flows, interest payments and defined earnings measures and also place a limit on capital expenditures. If the Company breaches any of the covenants, the loans will become repayable on demand.

The margins of Tranches A and B and the acquisition facility are fixed for one year and thereafter will be calculated based on a ratio of net debt to EBITDA for the previous reporting period, all derived from the consolidated financial statements prepared in accordance with German GAAP, starting in fiscal year 2007.

The bank loans are secured by the pledge of the equity interests in certain Sirona subsidiaries. In addition, all receivables, bank accounts, tangible assets, inventories, patents, trademarks and other property rights of Sirona Dental Systems GmbH and Sirona Dental Services GmbH are also pledged as security for the loans.

In addition, as at September 30, 2006 an overdraft facility exists of €40,000 ($50,676) and acquisition facility of €50,000 ($63,345). At September 30, 2006, none of the overdraft or acquisition facilities had been drawn down.

16.          Deferred income

On June 30, 2005, Sirona and its largest distributor, Patterson, amended the terms of an existing distribution agreement to extend Patterson’s rights as exclusive distributor of certain Sirona products within the United States and Canada from October 1, 2007 through September 30, 2017. As consideration for the extension of its exclusivity rights, Patterson made a one-time payment of $100 million to Sirona in July 2005. Sirona recorded the full amount of the payment as deferred revenue and will begin amortizing the amount into revenue on a straight-line basis over ten years beginning October 1, 2007. In the event of termination by Patterson for certain breaches of contract by Sirona, Sirona has to refund to Paterson the unearned portion of the $100 million payment as liquidated damages. Depending on the reason for termination, the amount of liquidated damages declines (i) on a straight line basis beginning in fiscal 2008 or (ii) by $15 million per year in each of fiscal 2008 through fiscal 2012 and by $5 million per year thereafter. Sirona accounts for the deferred revenue related to the Patterson payment as a monetary liability so the effects of remeasurement of the amount from U.S. dollar to Euro are reflected currently in the statement of operations. Sirona recognized $0.398 million loss and $4.972 million of Foreign currency transaction gains in the statements of operations for the years ended September 30, 2005 and 2006, respectively.

17.          Income per share

The computation of basic and diluted income (loss) per share is as follows:

Year ended
$’000 except for share amounts	September 30, 2006
Net income	$755
Weighted average shares outstanding - basic	41,884,704
Dilutive effect of stock options	321,933
Weighted average shares outstanding - diluted	42,206,637
Income per share
Basic	$0.02
Diluted	$0.02

Stock options to acquire 60,000 shares of Sirona’s common stock that were granted in connection with the Directors Plan were not included in the computation of diluted earnings per share for the twelve month ended September 30, 2006, because the options’ underlying exercise prices were greater than the average market price of Sirona’s common stock for the period.

Share and per share information is not presented for periods prior to the Exchange because such information is not meaningful.

18.          Commitments and contingencies

Operating lease commitments

The Company leases certain vehicles and IT equipment from unrelated third parties. The leases are non-cancellable and have terms of greater than one year. During the year ended September 30, 2006 leasing expense was $3,336 (July 1, 2005 to September 2005, $255; October 1, 2004 to June 30, 2005, $753; February 17, 2004 to September 30, 2004, $571; October 2003 to February 16, 2004, $400).

In July 2005, Sirona entered into a sale and leaseback agreement regarding unused land on the site of the headquarters in Bensheim. The land was sold for $1,067 to an unrelated property development company, who will construct an office building based on Sirona’s specifications on the site. Sirona will lease the property from the property development company through an 18-year lease. Under the terms of the lease, rent is fixed at $1,202 ($1,523 at the €/$ exchange rate of September 30, 2006) per annum until 2013. After 2013, rent is subject to adjustment according to an inflation index. Rental payments will commence once the building is ready for occupation, which is currently anticipated to be in April 2007. The land remains as an asset of Sirona’s balance sheet and the building will be accounted for as an operating lease.

Future minimum lease payments under non-cancelable operating lease agreements as of September 30, 2006 are as follows:

Year ending September 30,
$’000s
2007	$4,669
2008	4,144
2009	3,543
2010	2,765
2011	2,704
Thereafter	21,317
$39,142

Guarantees

Customers can finance their purchase of Sirona products from the respective dealer through financial institutions. Prior to March 2003, Sirona would offer to guarantee up to 10% of the total liability due to the financial institution from Sirona customers if the customer defaulted on their payments. However, the contracts negotiated with the dealers, who sold the products to the third party customers, granted Sirona a right of recourse against the dealer if the customer defaulted on their payments. The Company ceased issuing these guarantees after March 2003. The arrangements were generally provided for a five year period; therefore the related guarantees issued by Sirona are expected to expire by 2008. Under US GAAP, only guarantees issued after December 31, 2002 are required to be measured at fair value and recognized in Sirona’s financial statements.

Contingencies

The Company may be involved in lawsuits, claims, investigations and proceedings, including patent and commercial matters that arise in the ordinary course of business. At September 30, 2006, there are no such matters pending that the Company expects to be material in relation to its business, consolidated financial position, results of operations or cash flows.

19.          Product warranty

The following table provides the changes in the product warranty accrual for the year ended September 30, 2006

Year ended
September 30,
2006
$’000s
Opening balance	$9,276
Accruals for warranties issued during the period	15,453
Warranty settlements made during the period	(14,355)
Translation adjustment	505
Closing balance	$10,879

20.          Unconditional purchase commitments

As of September 30, 2006, the Company had unconditional purchase commitments of $43,820, mainly for purchases of raw material and components. The commitments are due in fiscal year 2007, ($40,099), in fiscal year 2008, ($3,469) and in fiscal year 2009, ($252).

21.          Interest

	Successor	Successor	Predecessor 2	Predecessor 2	Predecessor 1
		July 1,	October 1,	February 17,	October 1,
	Year ended	2005 to	2004 to	2004 to	2003 to
	September 30,	September 30,	June 30,	September 30,	February 16,
	2006	2005	2005	2004	2004
	$’000s
Interest expense	$(45,675)	$(8,990)	$(21,306)	$(12,272)	$(1,895)
Interest expense from related parties	(10,086)	(2,939)	(2,594)	(2,573)	(3,730)
Interest income	1,486	842	1,126	432	333
	$(54,275)	$(11,087)	$(22,774)	$(14,413)	$(5,292)

22.          Pension plans

Defined benefit plans

In Germany the Company traditionally had an unfunded defined benefit pension plan whose benefits are based primarily on years of service and wage and salary group. As of January 1, 2001, the company replaced its unfunded defined benefit pension plan with a new defined contribution plan. All new hires after that date only receive defined contributions to a pension plan based on a percentage of the employee’s eligible compensation. However, due to grandfathering provisions for certain existing employees hired before that date, the Company continues to be obligated to provide pension benefits which are at a minimum equal to benefits that would have been available under the terms of the traditional defined benefit plans (Grandfathered Benefit). The Grandfathered Benefit and contributions to the Company’s pension plan made for those employees after January 1, 2001 are included in the disclosures for defined benefit plans. The Company accounts for the Grandfathered Benefit by recognizing the higher of the defined contribution obligation or the defined benefit obligation for the minimum benefit.

In addition, the Company offers defined contribution benefits under the terms of a Section 401(k) plan to employees in the U.S.

The Company uses an actuarial measurement date of September 30.

Change in the projected benefit obligation and plan assets for all of the Company’s defined benefit plans is as follows:

	Successor	Successor	Predecessor 2
		July 1,	October 1,
	Year ended	2005 to	2004 to
	September 30,	September 30,	June 30,
	2006	2005	2005
	$’000s
Projected benefits obligation at beginning of period	$48,547	$47,352	$38,809
Service cost	1,149	906	247
Interest cost	1,941	476	1,563
Actuarial loss (gain)	(431)	46	8,596
Investment earnings	304	50	164
Benefits paid	(723)	(232)	(511)
Currency translation	2,601	(51)	(1,516)
Projected benefit obligation at end of period	53,388	48,547	47,352
Fair value of plan assets at beginning of period	4,656	3,839	3,772
Actual return on plan assets	304	50	164
Employer’s contribution	1,268	831	—
Benefits paid	(51)	(55)	—
Currency Translation	(147)	(9)	(97)
Fair value of plan assets at end of period	6,030	4,656	3,839
Funded status	$(47,358)	$(43,891)	$(43,513)

Components of net periodic benefit costs are as follows:

	Successor	Successor	Predecessor 2	Predecessor 2	Predecessor 1
		July 1,	October 1,	February 17,	October 1,
	Year ended	2005 to	2004 to	2004 to	2003 to
	September 30,	September 30,	June 30,	September 30,	February 16,
	2006	2005	2005	2004	2004
	$’000s
Service cost	$1,149	$906	$247	$1,053	$163
Interest cost	1,941	476	1,563	1,105	792
Other	—	—	—	—	(343)
Net periodic benefit cost	$3,090	$1,382	$1,810	$2,158	$612

The accumulated benefit obligation as of September 30, 2006 and 2005 was $46,248 and $43,720, respectively.

The reconciliation of the funded status of the Company’s defined benefit plans to the amounts recognized on the balance sheets is as follows:

	Successor	Successor
	September 30,	September 30,
	2006	2005
	$’000s
Funded status	$(47,358)	$(43,891)
Recognized pension provision	(48,167)	(43,847)
Un-recognized net (loss) / gain	$809	$(44)

To the extent the defined benefit obligation is recognized for the Grandfather Benefit, the long-term estimated rate of return on plan assets is 5% per annum. This rate was based on an appropriate long-term rate for the plan assets held.

The benefits expected to be paid in cash of the following five years, and in aggregate for the fiscal years thereafter, are as follows:

Year ending September 30,	$’000s
2007	$1,023
2008	1,220
2009	1,669
2010	1,837
2011	2,035
Thereafter	11,404
$19,188

The contributions expected to be made in each of the following five years and in aggregate thereafter are as follows:

Year ending September 30,	$’000s
2007	$1,300
2008	1,335
2009	1,367
2010	1,404
2011	1,418
Thereafter	19,823
$26,647

Weighted-average assumptions used to determine both benefit obligations and net periodic benefit costs are as follows:

	Successor		Predecessor 2		Predecessor 1
		July 1,	October 1,	February 17,	October 1,
	Year ended	2005 to	2004 to	2004 to	2003 to
	September 30,	September 30,	June 30,	September 30,	February 16,
	2006	2005	2005	2004	2004
Discount rate	4.50%	4.25%	5.75%	5.75%	5.75%

The plan assets consist of contributions made by Sirona to a pension fund managed by an insurance company as custodian, which invests these funds. The insurance company guarantees a minimum return on the contributions. The expected long term return on plan assets is estimated to be 5%. This rate is based on an estimated long term return rate for the type of plan assets held.

The Company’s weighted average asset allocations by the insurance company by asset category are as follows:

	Successor	Successor
	September 30,	September 30,
	2006	2005
Equity securities	34.8%	40.5%
Fixed income securities	52.0%	41.3%
Other	13.2%	18.2%
	100.0%	100.0%

Defined Contribution plans

The Company made contributions to the German plan of $358 for the twelve month period ended September 30, 2006 (July 1, 2005 ended September 30, 2005, $654; October 1, 2004 to June 30, 2005, $0; February 17, 2004 to September 30, 2004, $676; October 1, 2003 to February 16, 2004, $0) and contributions to the U.S. plans of $259 for the twelve month period ended September 30, 2006 (July 1, 2005 to September 30, 2005, $41; October 1, 2004 to June 30, 2005, $105; February 17, 2004 to September 30, 2004, $52; October 1, 2003 to February 16, 2004, $46). The Company is obligated to match employee contributions.

23.          Segment reporting

Description of segments.   Sirona manages its business on both a product and geographic basis and has four reporting segments; Dental CAD/CAM Systems, Imaging Systems, Treatment Centers, and Instruments. There are two regional sales organisations, USA and Other World Markets, which distribute Sirona’s products globally through a network of independent distributors to dental practices, clinics and laboratories. The Electronic Center is a shared facility that manufactures electronic components and provides services for all Sirona segments, and to a very limited extent, external parties. Further shared functions including customer service, logistics, site management, IT and administration are operated centrally.

Description of the Company’s segments:

Dental CAD/CAM Systems.   Dental CAD/CAM Systems products comprise CAD/CAM chairside systems for the dentist (CEREC) as well as CAD/CAM systems for the laboratories, such as inlab, inEOS and a central manufacturing service for copings and bridge-frameworks. The CEREC system allows dentists to prepare restorations in an ‘‘out-of-mouth pre-shaped’ process and insert them into the patient’s mouths during a single appointment.

Imaging Systems.   Imaging systems products comprise a broad range of equipment for diagnostic imaging in the dental practice, using both film-based and digital technologies. Sirona has developed a broad range of imaging systems for panoramic and intra-oral applications.

Treatment Centers.   Sirona’s treatment centers comprise a broad range, from standard dentist chairs to sophisticated centers with integrated diagnostic, hygiene and ergonomic functionalities, such as C2+ and M1+, as well as specialist centers used in preventative treatment (ProFeel+) and for training purposes.

Instruments.   Sirona offers a wide range of handpiece products, encompassing handheld and power-operated handpieces for cavity preparation, endodontics, periodontology and prophylaxis. The handpieces are supplemented by multi-function tips, supply and suction hoses, as well as care and hygiene systems for handpiece preparation. Sirona’s handpieces are often sold as complete packages in combination with treatment centers. The division also supplies parts for other divisions, especially Treatment Units (OEM turbines and tubes) and CAD/CAM Systems.

The following tables reflect the results of the Company’s reportable segments under the Company’s management reporting system. The segment performance measure used to monitor segment performance is gross profit (‘‘Segment Performance Measure’’). Gross profit, which is based on the records as prepared under statutory German accounting standards, excluding the impact of the EQT Transaction and MDP Transaction, is considered to better reflect the performance of each segment as it eliminates the need to allocate centrally incurred costs and significant purchase accounting impacts that the Company does not believe are representative of the performance of the segments. Furthermore, the Company monitors performance geographically by region. As the Company manages its business on both a product and a geographical basis, U.S. GAAP requires segmental disclosure based on product information.

	Successor	Successor	Predecessor 2	Predecessor 2	Predecessor 1
	October 1,	July 1,	October 1,	February 17,	October 1,
	2005 to	2005 to	2004 to	2004 to	2003 to
	September 30,	September 30,	June 30,	September 30,	February 16,
	2006	2005	2005	2004	2004
	$’000s
Revenue External
Dental CAD/CAM Systems	$183,810	$31,269	$137,699	$66,454	$54,319
Imaging Systems	132,726	27,211	72,963	50,185	30,349
Treatment Centers	130,108	33,235	95,908	73,099	50,793
Instruments	71,880	14,620	48,575	38,129	23,724
Total	$518,524	$106,335	$355,145	$227,867	$159,185
Revenue Internal
Dental CAD/CAM Systems	$—	$—	$—	$—	$—
Imaging Systems	74	—	85	335	72
Treatment Centers	60	—	—	—	—
Instruments	11,355	2,678	8,653	7,108	4,415
Intercompany elimination	(11,489)	(2,678)	(8,738)	(7,443)	(4,487)
Total	$—	$—	$—	$—	$—
Revenue Total
Dental CAD/CAM Systems	$183,810	$31,269	$137,699	$66,454	$54,319
Imaging Systems	132,799	27,211	73,048	50,520	30,421
Treatment Centers	130,168	33,235	95,908	73,099	50,793
Instruments	83,236	17,298	57,228	45,237	28,139
Total	$530,013	$109,013	$363,883	$235,310	$163,672
Segment performance measure
Dental CAD/CAM Systems	$135,678	$22,903	$98,677	$46,438	$39,781
Imaging Systems	67,686	11,195	29,377	19,928	11,767
Treatment Centers	49,112	13,074	32,996	21,528	17,712
Instruments	35,497	6,183	22,691	16,514	11,226
Total	$287,973	$53,355	$183,741	$104,408	$80,486
Depreciation and amortization expense
Dental CAD/CAM Systems	$2,042	$746	$1,988	$1,786	$1,053
Imaging Systems	2,834	1,120	2,890	2,238	1,163
Treatment Centers	2,372	655	2,093	1,701	742
Instruments	2,722	756	1,785	1,306	652
Total	$9,970	$3,277	$8,756	$7,031	$3,610

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

Segment results are determined based on the Company’s internal management reporting process, which reflects the way management views its businesses, and are not prepared in accordance with US GAAP, which is the basis of accounting used to prepare these consolidated financial statements. The following table and discussion provide a reconciliation of the total results of operations and total assets of the Company’s business segments under management reporting to the consolidated financial statements. Inter-segment transactions are based on amounts which management believes approximate the amounts of transactions with unrelated third parties.

	Successor	Successor	Predecessor 2	Predecessor 2	Predecessor 1
		July 1,	October 1,	February 17,	October 1,
	Year ended	2005 to	2004 to	2004 to	2003 to
	September 30,	September 30,	June 30,	September 30,	February 16,
	2006	2005	2005	2004	2004
	$’000s
Revenue
Total segments	$518,524	$106,335	$355,145	$227,867	$159,185
Electronic centre	181	4	971	1,243	1,159
Differences management reporting vs U.S. GAAP	1,899	(1,268)	2,169	106	(1,743)
Consolidated revenue	520,604	105,071	358,285	229,216	158,601
Depreciation and amortization
Total segments	9,970	3,277	8,756	7,031	3,610
Electronic Centre and corporate	1,864	383	1,179	989	577
Differences management reporting vs. US GAAP	55,020	11,732	34,220	24,683	2,343
Consolidated depreciation and amortization	66,854	15,392	44,155	32,703	6,530
Segment performance measure
Total segments	287,973	53,355	183,741	104,408	80,486
Electronic centre and corporate	4,266	1,336	2,323	4,998	1,033
Differences management reporting vs. US GAAP	(50,320)	(21,234)	(27,242)	(33,128)	135
Consolidated gross profit	241,919	33,457	158,822	76,278	81,654
Selling, general and administrative expense	148,715	34,544	93,236	65,424	33,454
Research and development	33,107	7,863	21,700	16,594	8,575
Provision for doubtful accounts and notes receivable	348	(192)	(127)	(846)	368
Write off of in-process research and development	6,000	33,796	—	20,217	—
Net other operating (income) / loss	1,733	(723)	(384)	955	82
Foreign currency transaction loss	(9,873)	601	749	4,129	1,491
Loss / (gain) on derivative instruments	(719)	(1,682)	4,383	1,498	(1,358)
Interest expense, net	—	11,087	22,774	14,413	5,292
Other income	54,275	—	(129)	—	—
Income/(Loss) before income taxes and minority interest	$8,333	$(51,837)	$16,620	$(46,106)	$33,750

The adjustments that the Company records to reconcile management reporting to the consolidated financial statements prepared in accordance with U.S. GAAP primarily relate to the exclusion of amortization and depreciation related to the step-up to fair value of the intangible and tangible assets as a result of the EQT Transaction and the MDP Transaction. In addition, management reporting is based on German GAAP which differs from US GAAP. The main differences between management reporting based on German GAAP and U.S. GAAP applicable to the Company include:

Revenue recognition

Management reporting recognizes revenue upon shipment of the product. For consolidated financial statements purposes, revenue is recognized upon risk of loss being transferred to the buyer, which depends in part on the shipping terms.

Provisions

Management reporting records provisions even though the occurrence of a loss may not be probable or a legal obligation may not exist. For consolidated financial statements purposes certain provisions such as the allowance for doubtful accounts and loss contingencies are recognized when a loss is probable and reasonably estimable.

Inventory

Management reporting does not include inventory overhead costs which relate to the production process. For consolidated financial statements purposes, these overhead costs are capitalized in inventory.

Pension expense

Management reporting measures pension expense using the entry age normal approach. For consolidated financial statements purposes, pension expense is recognized using the projected unit credit method.

Software cost capitalization

Management reporting does not capitalize costs relating to the development of software for internal use or software that is more than incidental to equipment that is intended to be sold. For consolidated financial statements purposes, certain costs that are incurred in the development stage are capitalized for software for internal use. For software developed and to be included in products that are intended to be sold, costs that are incurred after the software has achieved technological feasibility are capitalized until the software is available for market release.

Foreign currency accounting

Until September 30, 2005, Management reporting translated the income statements of foreign subsidiaries at the spot rate at the balance sheet date and only recognizes unrealized losses on foreign currency denominated receivables or payables. For consolidated financial statements purposes, the income statements of foreign subsidiaries are translated using a weighted average rate for the respective period, whereas foreign currency denominated receivables and payables are translated at the rate at the balance sheet date. Since October, 2005 the method used in management reporting has been adjusted to be consistent with the method used in the consolidated financial statements.

Purchase accounting

Management reporting excludes amortization and depreciation related to the step-up to fair value of the intangible and tangible assets as a result of the EQT Transaction, the MDP Transaction and the Exchange. In addition, management reporting also excludes the incremental cost of sales due to the step up in value of inventory recognized in purchase accounting. For consolidated financial statements purposes, amortization and depreciation related to the step up of definite-lived intangibles and tangible assets are recognized and amortized over their estimated useful lives. In addition, incremental costs due to the step-up in value of inventory recognized in purchase accounting are expensed when revenue for the product is recognized.

The following information is presented in accordance with U.S. GAAP:

	Successor	Successor
	September 30,	September 30,
	2006	2005
	$’000s
Total assets
Dental CAD/CAM Systems	$757,071	$755,591
Imaging Systems	493,133	177,131
Treatment Centers	196,010	203,142
Instruments	94,790	102,811
Total	$1,541,004	$1,238,675
Goodwill
Dental CAD/CAM Systems	$272,810	$261,912
Imaging Systems	198,049	69,859
Treatment Centers	87,650	84,151
Instruments	55,040	52,847
Total	$613,549	$468,769

	Germany	United States	Rest of World	Total
	$’000s
Net Sales*
October 1, 2005 to September 30, 2006	$118,378	$156,720	$245,506	$520,604
July 1, 2005 to September 30, 2005	27,467	20,833	56,771	105,071
October 1, 2004 to June 30, 2005	101,414	103,457	153,414	358,285
February 17, 2004 to September 30, 2004	66,888	52,240	110,088	229,216
October 1, 2003 to February 16, 2004	41,834	35,964	80,803	158,601
Long-lived assets
September 30, 2006	1,025,891	281,762	4,051	1,311,704
September 30, 2005	1,026,409	576	2,387	1,029,372

During the periods of October 1, 2005 through September 30, 2006, July 1, 2005 through September 30, 2005, October 1, 2004 to June 30, 2005, February 17, 2004 to September 30, 2004, and October 1, 2004 to February 16, 2004, revenues from two customers represented 45%, 29%, 36%, 28%, and 40% of net sales, respectively. No other customer accounted for more than 10% of revenues.

*                    Sales are allocated to the country in which the customer is located.

24.          Related parties

Other related party transactions MDP

In connection with the MDP Transaction a service agreement has been put in place between Sirona, MDP IV Offshore GP, LP and Harry M. Jansen Kraemer, who is a member of the Advisory Committee to the Board of Luxco Manager. This agreement provides for a one-time payment of €10,000 ($12,000) from Sirona to the other two parties for advice, support for negotiating the purchase agreement, preparation of financial models and projections and due diligence services for Sirona related to the MDP Transaction. The payment was made in the three month period ended September 30, 2005.

EQT

In connection with the EQT transaction, a payment was made, for transaction related services performed by EQT, by Sirona to EQT Northern Europe Limited, Guernsey. The amount paid in the period from October 1, 2003 to February 16, 2004 was $5,344, and there was no amount outstanding at September 30, 2004.

Sirona Dental Systems SARL, Luxembourg

Sirona Dental Systems SARL, Luxembourg was the parent company of Sirona from 1997 until the acquisition of the Company by EQT in February 2004. During this period Sirona incurred fees from Sirona Dental Systems SARL. Amounts charged in the period from October 1, 2003 to February 16, 2004 were $202.

Sirona Equipos Dentales Iberica (‘‘SEDI’’)

SEDI was a related party of Sirona in the year ended September 30, 2003 and for part of the year ended September 30, 2004 due to Sirona’s 25% equity investment in the company. SEDI ceased to be a related party on July 16, 2004. On July 16, 2004, Sirona acquired the remaining 75% of the equity in SEDI from the majority shareholder and SEDI therefore became a 100% owned subsidiary included within the Company’s consolidated financial statements. SEDI acts as a distributor for Sirona in the Spanish market.

Revenue recorded by Sirona relating to sales to SEDI in the periods from February 17, 2004 to September 30, 2004, and for October 1, 2003 to February 16, 2004 were $2,086 and $2,108, respectively.

BERAG

The Company considers BERAG, an actuarial firm used by Sirona, to be a related party of Sirona. The Managing Director of BERAG, Dr. Blum, is also a member of the Supervisory Board of Sirona Dental Systems GmbH, a subsidiary of Sirona Dental Systems, Inc.

Sirona recorded expenses in relation to BERAG in each of the period being presented as follows; October 1, 2005 to September 30, 2006, $94; July 1, 2005 to September 30, 2005, $21; October 1, 2004 to June 30, 2005, $67; February 17, 2004 to September 30, 2004, $12; October 1, 2004 to February 16, 2004, $9. Amounts owed to BERAG as at September 30, 2006 and September 30, 2005, were $0 and $69, respectively.

demedis Group

Revenue recorded by Sirona relating to sales to the demedis Group, an entity under control of Sirona Dental Systems SARL and a distributor of Sirona products in certain European markets, in the period from October 1, 2003 to February 16, 2004 was $28,258.

Sirona Holdings S. C.A Luxembourg

Effective October 1, 2005, an advisory service agreement has been signed between the Company and Sirona Holdings S.C.A., Luxembourg. Under the agreement, Sirona will pay an annual fee to Sirona Holdings S.C.A., Luxembourg of €325 ($400), and Sirona Holdings S.C.A., Luxemburg will provide to Sirona certain advisory services regarding the structure, terms and condition of debt offerings by Sirona, financing sources and options, business development and other services.

25.          Subsequent event

On November 22, 2006, the Company entered into a new senior credit facility, which includes: (1) a term loan A1 in an aggregate principal amount of $150,000 (the “tranche A1 term loan”) available to Sirona’s subsidiary, Schick Technologies, Inc., as borrower, (2) a term loan A2 in an aggregate principal amount of Euro 275,000 (the “tranche A2 term loan”) available to Sirona’s subsidiary, Sirona Dental Services GmbH, as borrower, and (3) a $150,000 revolving credit facility available to Sirona Dental Systems GmbH, Schick Technologies, Inc. and Sirona Dental Services GmbH, as initial borrowers. The revolving credit facility is available for borrowing in Euro, U.S.$, Yen or any other freely available currency agreed to by the facility agent. Initial borrowings under the new credit facility plus excess cash were used to retire the outstanding borrowings under the Company’s previous credit facilities. Each of the facilities has a five-year maturity. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself.

Under Sirona’s current financial ratios, the new facilities bear interest at a margin of 75 basis points plus, in the case of Euro-denominated loans, EURIBOR and, in the case of other loans, LIBOR. A margin ratchet has been agreed, which is subject to a certain ratio with respect of net debt and a defined earnings measure and becomes effective 12 months after the initial drawdown of the facility.

The new senior credit facility contains restrictive covenants that limit Sirona’s ability to make loans, make investments, including in joint ventures, incur additional indebtedness, make acquisitions or pay dividends, subject to agreed upon exceptions. The Company has agreed to certain debt covenants in relation to this financing. The covenants stipulate that the Company must maintain certain ratios in respect of interest payments and defined earnings measures. If the Company breaches any of the covenants, the loans will become repayable on demand. The Company has accounted for this re-financing as a debt extinguishment.

26.          Unaudited quarterly information

The following is a summary of the Company’s unaudited quarterly operating results for the years ended September 30, 2006 and 2005:

	Successor	Successor	Successor	Successor
	Sept 30, 2006	June 30, 2006	Mar 31, 2006	Dec 31, 2005
	$’000s (except for weighted average shares)
Revenue	$135,542	$117,337	$131,843	$135,882
Cost of Sales	76,640	65,565	66,816	69,664
Gross profit	58,902	51,772	65,027	66,218
Operating expenses (income):
Selling, general and administrative expense	47,603	33,470	35,339	32,303
Research and development	9,968	8,166	8,026	6,947
Write off of in-process research and development	—	6,000	—	—
Provision for doubtful accounts and notes receivable	304	(138)	322	(140)
Other operating (income) expenses, net	(572)	622	1,376	308
Operating income	1,599	3,652	19,964	26,800
Foreign currency transactions (gain) / loss	(392)	(11,361)	(3,377)	5,257
Unrealized loss/(gain) on derivative instruments	3,050	(2,397)	(1,647)	275
Interest expense, net	10,382	14,893	13,545	15,455
Other income	—	—	—	—
(Loss)/income before income taxes and minority interest	(11,441)	2,517	11,443	5,813
Income tax (benefit) provision	(10,103)	7,983	6,976	2,504
Minority interest	150	45	23	(1)
Net (loss) / income	$(1,488)	$(5,511)	$4,444	$3,310
Income / (loss) per share—basic	$(0.03)	$(0.14)	N/A	N/A
Income / (loss) per share—diluted	$(0.03)	$(0.14)	N/A	N/A
Weighted average shares—basic	54,599,627	38,908,289	N/A	N/A
Weighted average shares—diluted	54,599,627	38,908,289	N/A	N/A

	Successor	Predecessor 2	Predecessor 2	Predecessor 2
	Sep 30, 2005	June 30, 2005	March 31, 2005	Dec 31, 2004
	$’000s
Revenue	$105,071	$106,372	$120,385	$131,528
Cost of Sales	71,614	61,046	65,959	72,458
Gross profit	33,457	45,326	54,426	59,070
Operating expenses (income):
Selling, general and administrative expense	34,544	32,677	30,082	30,477
Research and development	7,863	6,740	7,829	7,131
Write off of in-process research and development	33,796	—	—	—
Provision for doubtful accounts and notes receivable	(192)	(130)	144	(141)
Other operating (income) expenses, net	(723)	(471)	(560)	647
Operating income	(41,831)	6,510	16,931	20,956
Foreign currency transactions loss / (gain)	601	8,578	3,437	(11,266)
Unrealized (gain) / loss on derivative instruments	(1,682)	4,304	1,093	(1,014)
Interest expense, net	11,087	7,035	7,725	8,014
Other income	—	(129)	—	—
(Loss)/income before income taxes and minority interest	(51,837)	(13,278)	4,676	25,222
Income tax (benefit) provision	(5,796)	(3,234)	1,722	6,956
Minority interest	(6)	(236)	286	—
Net (loss) / income	$(46,035)	$(9,808)	$2,668	$18,266