Form 10-Q
period 2006-12-31
SIRONA DENTAL SYSTEMS, INC.
filed 2007-02-09
CIK 1014507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

or

☐                                 Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 000-22673

Sirona Dental Systems, Inc.

(Exact name of registrant as specified in charter)

Delaware	11-3374812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30-00 47th Avenue, Long Island City, New York	11101	(718) 937-5765
(Address of principal executive offices)	(Zip Code)	Telephone

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

As of February 6, 2007, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,674,247.

SIRONA DENTAL SYSTEMS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

PART I                      FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.                FINANCIAL STATEMENTS (UNAUDITED)

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006	September 30, 2006
	$’000s (except for share amounts)
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$52,623	$80,560
Restricted cash	1,002	953
Accounts receivable, net of allowance for doubtful accounts of $1,176 and $837, respectively	98,977	66,090
Inventories, net	64,404	57,303
Deferred tax assets	6,942	4,671
Prepaid expenses and other current assets	15,305	16,074
Total current assets	239,253	225,651
Property, plant and equipment, net of accumulated depreciation and amortization of $22,406 and $18,139, respectively	64,290	61,042
Goodwill	630,547	613,549
Investments	1,000	750
Intangible assets, net of accumulated amortization of $89,020 and $66,242, respectively	617,573	618,993
Other non-current assets	5,062	17,370
Deferred tax assets	2,393	3,649
Total assets	$1,560,118	$1,541,004
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$31,198	$30,303
Short-term debt and current portion of long-term debt	21,346	14,738
Income taxes payable	18,423	10,434
Deferred tax liabilities	2,564	3,208
Accrued liabilities and deferred income	69,749	65,203
Total current liabilities	143,280	123,886
Long-term debt	512,478	518,634
Deferred tax liabilities	240,514	243,491
Other non-current liabilities	11,147	18,128
Pension related provisions	50,589	48,167
Deferred income	97,500	100,589
Total liabilities	1,055,508	1,052,895
Minority interest	300	263
Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 95,000,000 shares authorized:
54,650,283 and 54,608,134 shares issued and outstanding, respectively)	547	546
Additional paid-in capital	586,184	582,447
Excess of purchase price over predecessor basis	(49,103)	(49,103)
Accumulated deficit	(45,088)	(47,406)
Other comprehensive income	11,770	1,362
Total shareholders’ equity	504,310	487,846
Total liabilities, minority interest and shareholders’ equity	$1,560,118	$1,541,004

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended December 31, 2006	Three months ended December 31, 2005
	$’000s (except per share amounts)
Revenue	$174,799	$135,882
Cost of sales	90,727	69,664
Gross profit	84,072	66,218
Selling, general and administrative expense	47,501	32,303
Research and development	10,280	6,947
Provision for doubtful accounts and notes receivable	301	(140)
Net other operating (income)/expense	(150)	308
Operating income	26,140	26,800
Foreign currency transactions (gain)/loss, net	(7,066)	5,257
(Gain)/loss on derivative instruments	(491)	275
Interest expense, net	8,959	15,455
Loss on debt extinguishment	21,145	—
Income before taxes and minority interest	3,593	5,813
Income tax provision	1,249	2,504
Minority interest	26	(1)
Net income	$2,318	$3,310
Income per share
—Basic	$0.04	$0.09
—Diluted	$0.04	$0.09
Weighted average shares—basic	54,621,818	36,972,480
Weighted average shares—diluted	54,848,513	36,972,480

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31, 2006	Three months ended December 31, 2005
	$’000s
Cash flows from operating activities
Net income	$2,318	$3,310
Adjustments to reconcile net income to net cash used in operating activities
Minority interest	26	—
Depreciation and amortization	23,571	14,130
(Gain) on disposal of property, plant and equipment	—	(12)
(Gains)/losses on derivate instruments	(491)	275
Foreign currency transactions (gain)/loss	(7,066)	5,257
Accreted interest on long term debt	2,182	4,651
Deferred income taxes	(9,801)	(2,994)
Amortization of debt issuance cost	616	2,428
Loss on debt extinguishment	19,964	—
Compensation expense from stock options	3,076	—
Changes in assets and liabilities
Accounts receivable	(29,986)	(11,183)
Inventories	(4,959)	442
Prepaid expenses and other current assets	(1,568)	17,897
Restricted Cash	(10)	59
Other non-current assets	(829)	(933)
Trade accounts payable	(187)	(2,184)
Accrued liabilities and deferred income	(896)	(7,721)
Other non-current liabilities	(7,084)	(6,938)
Income taxes payable	7,448	4,446
Net cash (used in)/provided by operating activities	(3,676)	20,930
Cash flows from investing activities
Investment in property, plant and equipment	(4,754)	(2,389)
Proceeds from sale of property, plant and equipment	352	6
Restricted short term investments/securities	—	246
Purchase of intangible assets	(40)	(92)
Purchase of long-term investments	(250)	—
Net cash used in investing activities	(4,692)	(2,229)
Cash flows from financing activities
Repayments of long-term debt	(547,324)	(36,153)
Proceeds from borrowings	529,747	—
Debt issuance cost	(4,571)	—
Common shares issued on share based compensation plans	540	—
Net cash used in financing activities	(21,608)	(36,153)
Change in cash and cash equivalents	(29,976)	(17,452)
Effect of exchange rate change on cash and cash equivalents	2,039	623
Cash and cash equivalents at beginning of period	80,560	65,941
Cash and cash equivalents at end of period	$52,623	$49,112
Supplemental information
Interest paid	$16,525	$8,478
—thereof accreted interest paid on repayment of long-term debt	8,594	—
Interest capitalized	122	19
Income taxes paid	1,900	1,048

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.   General

The Company and its Operations

Sirona Dental Systems, Inc. and its subsidiaries manufacture high quality, technologically advanced dental equipment and systems solutions for the global dental equipment market. We offer a broad range of products across all major segments of the dental equipment market, including CEREC, CAD/CAM systems, digital and film based intra-oral and panoramic imaging systems, treatment centers and instruments. We recently acquired Schick Technologies Inc. (“Schick”), a Delaware corporation, further expanding our global presence and product offerings and strengthened our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 125 years. Sirona’s headquarters are located in Long Island City, New York with a significant facility located in Bensheim, Germany. We maintain manufacturing and assembling facilities in the U.S. and Germany as well as sales and service facilities throughout the world.

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the reporting date and the reported amounts of revenues and expenses for the interim period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information not misleading. The year-end condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position as of December 31, 2006 and September 30, 2006 and the results of operations, and cash flows for the three months ended December 31, 2006 and December 31, 2005 as applicable to interim periods have been made. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or future periods.

All amounts are reported in thousands of U.S. dollars ($), except per share amounts or as otherwise disclosed.

Fiscal year

The Company’s fiscal year is October 1 to September 30.

Principles of consolidation

The consolidated financial statements include, after eliminating inter-company transactions and balances, the accounts of Sirona Dental Systems, Inc. and its subsidiaries.

Certain prior period amounts have been reclassified to conform to current period presentation.

2.   Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is evaluating the impact of SFAS 157 but does not believe this pronouncement will have a material effect on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company for the fiscal year ending on September 30, 2007. The Company already measures plan assets and benefit obligations as of the date of fiscal year-end. The Company will initially recognize the funded status of its defined benefit plans and provide the required disclosures as of the end of the fiscal year 2007. The Company does not expect that the adoption of SFAS No. 158 will have a material impact on its consolidated financial position or results of operations

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement 109, “Accounting for Income Taxes.” FIN 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. FIN 48 is effective for the Company’s fiscal year ending September 30, 2008. The Company is still determining the effect FIN 48 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management is in the process of assessing the impact of adopting SAB 108, but does not expect that it will have a material impact on its consolidated financial statements.

3.   The Exchange

On September 25, 2005, Schick, which on June 20, 2006 was renamed Sirona Dental Systems, Inc., entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. (“Luxco”) and Sirona Holding GmbH (“Sirona Holding”) providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding (the “Exchange”), which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the amount of $205.6 million as of June 20, 2006. It was also agreed that Schick shareholders would receive a special $2.50 per share cash dividend.

The Exchange was completed on June 20, 2006. Schick has been included in the Company’s consolidated statement of operations since such date. The cash dividend was paid on June 23, 2006. Sirona Holding is deemed to be the acquiring company under U.S. GAAP because Luxco, Sirona Holding’s shareholder, has a controlling ownership interest in the combined company, Sirona Holding’s designees to the board represent a majority of the directors and  Sirona Holding’s senior management represents a majority of management.

The transaction was accounted for as a purchase business combination in accordance with FASB Statement No. 141, Business Combinations (“SFAS 141”). The carrying values of Schick’s assets and liabilities were adjusted to their fair values on June 20, 2006, and the difference between the purchase price and the fair value of the net assets and liabilities was recorded as goodwill.

The purchase price was comprised of 17,615,660 Schick shares outstanding on June 20, 2006. Based on the average of the closing prices for a range of trading days (September 22, 2005 through September 28, 2005, inclusive) around the announcement date of September 26, 2005 of the Exchange Agreement, the fair value is $24.96 per share, or approximately $439,687. The purchase price also includes the estimated fair value of 862,220 vested stock options which were not exercised prior to the Exchange ($15,363), 458,179 unvested stock options ($8,111), reduced by the unvested options relating to services to be provided in the future ($7,638), and direct acquisition costs of $7,338. The fair value of the vested and unvested options was estimated using the Black-Scholes model and assumptions as follows: the relevant exercise price, a market price of $24.96 (average of closing prices around the Exchange announcement date), volatility of 34.0%, estimated life of five years, and a risk free rate of 3.73%. The cost of the acquired business is reduced by the unearned portion of the unvested options relating to services to be provided in the future.

The total purchase price of Schick in the Exchange was as follows:

$’000s
Purchase price
Schick common stock	$439,687
Schick restricted vested options	15,363
Schick unvested options	8,111
Schick unvested options relating to services to be provided in the future	(7,638)
Sirona direct transaction costs	7,338
$462,861

The allocation of the purchase price was finalized in the quarter ended December 31, 2006 as follows:

$’000s
Current assets	$41,431
Property, plant and equipment	1,335
Intangible assets subject to amortization	132,300
Trade name not subject to amortization	24,000
In process research and development	6,000
Goodwill	124,302
Receivable from Luxco	205,566
Other assets	1,060
Total assets	535,994
Current liabilities	(12,445)
Deferred taxes	(60,688)
Total liabilities assumed	(73,133)
Purchase Price	$462,861

The Company believes the acquisition will strengthen its competitive position in the technology-driven Imaging Systems segment by uniting research and development capabilities to accelerate product development and expanding its global presence, particularly in the significant U.S. market, and is also expected to provide certain synergies.

For further discussion of the Exchange please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

4.   Employee Share-Based Compensation

The total stock compensation expense for the Company’s stock option plans amounted to $3,076 for the three months ended December 31, 2006. These expenses include the impact of the new stock option plan discussed below.

On December 13, 2006 the Company granted 525,000 stock options under a new Equity Incentive Plan (“the new Plan”). The stock options vest over a period of 4 years and expire ten years after the date of the grant. The new plan provides for granting in total up to 2,275,000 stock options to employees and is subject to stockholder approval.

The fair values of the stock options granted under the new plan were estimated using the Black-Scholes option pricing model using the assumptions in the following table. The exercise price is equal to the fair market value of our stock at the grant date. The expected volatility is based on our historical stock volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant and has a term equal to the expected life of the options. The expected life represents the period of time the options are expected to be outstanding based on anticipated employee behavior. The expected dividend yield is based on the Company’s history of not paying regular dividends in the past and the Company’s current intention not to pay dividends in the foreseeable future.

Exercise price	$39.46
Expected volatility	44%
Risk-free rate	4.47%
Expected life	6.25 years
Expected dividends	—
Grant date fair value	$19.70

5.   Comprehensive Income

Comprehensive income for the three months ended December 31, 2006 was $12,726 comprising net income of $2,318 and other comprehensive income in the form of a cumulative translation adjustment of $10,408. The cumulative translation adjustment includes gains on intercompany foreign currency transactions of a long-term investment nature between entities consolidated in these financial statements in the amount of $8,076.

Comprehensive income for the three months ended December 31, 2005 was $2,989. This amount comprised net income of $3,310 and other comprehensive income (cumulative translation adjustment losses) of $(321).

6.   Inventories, Net

	December 31,	September 30,
	2006	2006
	$’000s
Finished goods	$ 31,036	$ 28,382
Work in progress	13,141	11,688
Raw materials	29,387	25,630
	73,564	65,700
Inventory reserve	(9,160)	(8,397)
	$ 64,404	$ 57,303

7.   Intangible Assets and Goodwill

		Accumulated
	Gross	amortization	Net
		$’000s
As of December 31, 2006
Patents & Licenses	$ 138,083	$ 21,598	$ 116,485
Trademarks	128,254	53	128,201
Technologies and dealer relationships	440,256	67,369	372,887
	706,593	89,020	617,573
Goodwill	630,547	—	630,547
Total intangible assets	$ 1,337,140	$ 89,020	$ 1,248,120

		Accumulated
	Gross	amortization	Net
		$’000s
As of September 30, 2006
Patents & Licenses	$ 132,736	$ 17,168	115,568
Trademarks	124,282	28	124,254
Technologies and dealer relationships	428,217	49,046	379,171
	685,235	66,242	618,993
Goodwill	613,549	—	613,549
Total intangible assets	$ 1,298,784	$ 66,242	1,232,542

The change in the value of goodwill from September 30, 2006 to December 31, 2006 is related to changes as a result of the finalization of the purchase price allocation of ($2,446) as well as differences in exchange rates of $19,444.

8.   Short-Term Debt and Current Portion of Long-Term Debt

Short-term debt relates to the revolving credit facility made available under the Company’s new senior credit facility (discussed below) utilized to the amount of Euro 15 million ($19.8 million) as well as the current portion of other long-term debt and accrued interest on long-term debt ($1.6 million).

9.   Long-Term Debt

	December 31,	September 30,
	2006	2006
	$’000s
Senior syndicated loan, Tranche A	$ —	$ 118,013
Senior syndicated loan, Tranche B		158,587
Senior syndicated loan, Tranche C	—	139,574
Mezzanine loan	—	115,344
Senior term loan, Tranche A1, variable rate repayable in annual installments starting November 2009 through November 2011	150,102
Senior term loan, Tranche A2, variable rate repayable in annual installments starting November 2009 through November 2011	362,088
Other debt	1,853	1,854
	514,043	533,372
Less current portion	1,565	14,738
	$ 512,478	$ 518,634

Senior Term Loans

On November 22, 2006, Sirona Dental Systems, Inc. entered into a new senior credit facility (the “Senior Facilities Agreement”) as original guarantor, with Schick Technologies, Inc., a New York company and wholly owned subsidiary of Sirona (“Schick NY”), as original borrower and original guarantor, with Sirona Dental Systems GmbH, as original borrower and original guarantor, with Sirona Dental Services GmbH, as original borrower and original guarantor and with Sirona Dental Systems LLC, Sirona Holding GmbH and with Sirona Immobilien GmbH as original guarantors. Initial borrowings under the Senior Facilities Agreement plus excess cash were used to retire the outstanding borrowings under the Company’s previous credit facilities.

The Senior Facilities Agreement, includes: (1) a term loan A1 in an aggregate principal amount of $150 million (the “tranche A1 term loan”) available to Sirona’s subsidiary, Schick NY, as borrower; (2) a term loan A2 in an aggregate principal amount of Euro 275 million (the “tranche A2 term loan”) available to Sirona’s subsidiary, Sirona Dental Services GmbH, as borrower; and (3) a $150 million revolving credit facility available to Sirona Dental Systems GmbH, Schick NY and Sirona Dental Services GmbH, as initial borrowers. The revolving credit facility is available for borrowing in Euro, U.S.$, Yen or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There are no cross-border guarantees since all guarantees are by entities that have the same functional currency as the currency in which the respective guaranteed borrowing is denominated.

Each of the senior term loans has a five year maturity and is to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 70% is due on November 24, 2011. At the Company’s current leverage multiples, the new facilities bear interest at a margin of 75 basis points plus, in the case of Euro-denominated loans, EURIBOR and, in the case of other loans, LIBOR.

The Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from November 24, 2007 onwards, the applicable margin will vary between 90 basis points and 45 basis points per annum according to our leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement).

The Senior Facilities Agreement contains restrictive covenants that limit Sirona’s ability to make loans, make investments, including in joint ventures, incur additional indebtedness, make acquisitions or pay dividends, subject to agreed upon exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of interest payments and defined earnings measures. If the Company breaches any of the covenants, the loans will be become repayable on demand.

Debt issuance costs of $4.6 million were incurred in relation to the new financing and were capitalized as deferred charges.

Debt Extinguishment

The retirement of the borrowings under the Company’s previous credit facilities, the senior syndicated loan tranches A, B and C and the mezzanine loan facility, was accounted for as a debt extinguishment in accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The unscheduled repayment of the mezzanine facility by the Company resulted in a prepayment fee of Euro 0.9 million ($1.2 million). In addition, $19.9 million of unamortized debt issuance costs relating to the previous credit facilities were written off in the period. As a result, a loss on debt extinguishment totaling $21.1 million was recognized in the period.

10.   Income Taxes

For fiscal year 2007 an estimated effective tax rate of 35% has been applied, which is positively impacted by structural changes as a result of the refinancing. This compares to an effective tax rate of 88.3% for fiscal year 2006, which was adversely impacted by foreign income for which no foreign tax credit was available and the non-tax deductible charge related to the write-off of IPR&D in connection with the Exchange.

11.   Income Per Share

The computation of basic and diluted income per share is as follows:

	Three months ended	Three months ended
	December 31, 2006	December 31, 2005
	$’000s (except for per share amounts)
Net income	$2,318	$3,310
Weighted average shares outstanding—basic	54,621,818	36,972,480
Dilutive effect of stock options	226,695	—
Weighted average shares outstanding—diluted	54,848,513	36,972,480
Income per share
Basic	$0.04	$0.09
Diluted	$0.04	$0.09

Income per share information for the three-month period ended December 31, 2005 is based on the number of shares which were issued in connection with the Exchange. Because the Company did not grant stock options prior to the Exchange, basic and diluted income per share for periods prior to the Exchange is the same. Options to acquire 570,000 shares of common stock have been excluded from the computation of diluted income per share because the option price exceeds the average share price during the period.

12.   Product Warranty

The following table provides the changes in the product warranty accrual for the three months ended December 31, 2006 and December 31, 2005

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2006	2005
	$’000s
Balance at beginning of the period	$10,879	$9,276
Accruals for warranties issued during the period	4,035	3,493
Warranty settlements made during the period	(3,412)	(2,530)
Translation adjustment	432	(164)
Balance at the end of the period	$11,934	$10,075

13.   Interest

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2006	2005
	$’000s

Interest expense	$9,545	$12,784
Interest expense from related parties	—	3,480
Interest income	(586)	(809)
Net interest expense	$8,959	$15,455

14.   Pension Plans

Components of net periodic benefit costs are as follows:

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2006	2005
	$’000s
Service cost	$95	$81
Interest cost	536	460
Net periodic benefit cost	$631	$541

15.   Segment Reporting

The following tables reflect the results of the Company’s reportable segments under the Company’s management reporting system. The segment performance measure used to monitor segment performance is gross profit excluding the impact of the MDP Transaction (as defined in “Item 2, Transactions Accounted for as Business Combinations”) and the Exchange because this measure is considered to better reflect the performance of each segment as it eliminates the need to allocate centrally incurred costs and significant purchase accounting impacts that the Company does not believe are representative of the performance of the segments. Furthermore, the Company monitors performance geographically by region. As the Company manages its business on both a product and a geographical basis, U.S. GAAP requires segmental disclosure based on product information.

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2006	2005
	$’000s
Revenue External
Dental CAD/CAM Systems	$52,475	$58,672
Imaging Systems	58,879	29,619
Treatment Centers	40,572	29,393
Instruments	22,868	16,552
Total	$174,794	$134,236
Revenue Internal
Dental CAD/CAM Systems	$—	$—
Imaging Systems	52	18
Treatment Centers	2	12
Instruments	3,490	2,737
Intercompany elimination	(3,544)	(2,767)
Total	$—	$—
Revenue Total
Dental CAD/CAM Systems	$52,475	$58,672
Imaging Systems	58,931	29,637
Treatment Centers	40,574	29,405
Instruments	26,358	19,289
Total	$178,338	$137,003
Segment Performance Measure
Dental CAD/CAM Systems	$38,521	$44,003
Imaging Systems	34,840	13,652
Treatment Centers	16,879	10,664
Instruments	11,047	8,506
Total	$101,287	$76,825
Depreciation and Amortization Expense
Dental CAD/CAM Systems	$579	$474
Imaging Systems	1,036	641
Treatment Centers	645	570
Instruments	699	606
Total	$2,959	$2,291

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. As of October 1, 2006 the Company changed the basis of accounting for its management reporting from statutory German accounting standards to U.S. GAAP, the basis used to prepare the consolidated financial statements. As a result, the differences shown between management reporting and U.S. GAAP for the three months ended December 31, 2006, have been reduced to the impacts of purchase accounting. Purchase accounting effects are not included in the segment performance measure as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2006	2005
	$’000s
Revenue
Total segments	$174,794	$134,236
Electronic center	5	19
Differences management reporting vs U.S. GAAP	—	1,627
Consolidated revenue	174,799	135,882
Depreciation and Amortization
Total segments	2,959	2,291
Electronic center and corporate	361	426
Differences management reporting vs. U.S. GAAP	20,251	11,413
Consolidated depreciation and amortization	23,571	14,130
Segment Performance Measure
Total segments	101,287	76,825
Electronic center and corporate	844	(137)
Differences management reporting vs. U.S. GAAP	(18,059)	(10,470)
Consolidated gross profit	84,072	66,218
Selling, general and administrative expense	47,501	32,303
Research and development	10,280	6,947
Provision for doubtful accounts and notes receivable	301	(140)
Net other operating (income) / loss	(150)	308
Foreign currency transaction (gain) / loss	(7,066)	5,257
(Gain) / loss on derivative instruments	(491)	275
Interest expense, net	8,959	15,455
Loss on debt extinguishment	21,145	—
Income Before Income Taxes and Minority Interest	$3,593	$5,813

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes included elsewhere in this Quarterly Report and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

This report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans” and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in the “Risk Factors” Section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. All forward looking statements speak only as of the date of this report and are expressly qualified in their entirely by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements which maybe made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

Except as otherwise disclosed all amounts are reported in U.S. dollars ($).

Overview

Sirona is a leading manufacturer of high-tech dental equipment. Sirona focuses on developing innovative systems and solutions for dentists globally. Sirona has served equipment dealers and dentists worldwide for more than 125 years. The Company has its headquarters in Long Island City, New York and in addition the Company has a significant facility in Bensheim, Germany. Sirona manages its business on both a product and geographic basis and has four reporting segments: Dental CAD/CAM Systems, Imaging Systems, Treatment Centers and Instruments. Products from each category are marketed in all geographical sales regions.

Significant Factors That Affect Sirona’s Results of Operations

Increased Focus on Sirona’s Position in the U.S. Market and Further Global Expansion

From October 1, 2003 to September 30, 2006, Sirona experienced strong revenue growth, with U.S. dollar revenue increasing on average by 31% annually. Bolstered by the Schick acquisition, this trend continued in the first quarter of fiscal year 2007. Several products have generated significant interest in the U.S. market, including, but not limited to, CEREC, inLab, inEos, the ORTHOPHOS XG line, C8 + and electrical Handpieces and SIROlaser.

Sirona works together with large distributors, including Patterson Dental and Henry Schein, accounting for 34% and 16%, respectively, of Sirona’s global revenue for the three month period ended December 31, 2006.

In addition to increased U.S. market penetration, Sirona has pursued expansion in the rest of the world. Over the last three years, sales in the rest of the world grew on average by 15% annually, which also shows in the year-over-year comparison for the first fiscal year 2007 quarter. To support this growth, Sirona expanded its local presence and distribution channels by establishing new sales and service locations in Spain, France and the United Kingdom in 2004, in Japan and Australia in 2005 and in China in 2006. This expansion has resulted in increased sales, gross profit and selling, general and administrative (SG&A) expense.

Transactions Accounted for as Business Combinations

The change in control of the Sirona business to Luxco, a Luxembourg-based holding entity owned by the funds managed by Madison Dearborn Partners, Beecken Petty O’Keefe and management of Sirona, through a leveraged buy-out transaction on June 30, 2005 (“MDP Transaction”) and the Exchange,

completed on June 20, 2006 (see Note 3 to the unaudited consolidated financial statements), were accounted for as business combinations.

As a result of these transactions, Sirona’s cost of goods sold, research and development, SG&A expense and operating results have been and will continue to be materially affected by higher depreciation and amortization costs arising from the step-up to fair value of Sirona’s assets and liabilities. Taxes, interest and net income have also been and will continue to be substantially impacted by the structural changes resulting from these business combinations.

IPR&D projects acquired in connection with the Exchange and the MDP Transaction, with fair values of $6.0 million and $33.8 million, respectively, were appraised and charged to the income statement at the respective dates of acquisition. The projects primarily related to (i) 3D-Imaging, (ii) enhancements to the CAD/CAM system’s hardware and software, (iii) the new treatment center platform and (iv)intra-oral digital imaging. The fair value of $6.0 million in connection with the Exchange related primarily to the intra-oral digital imaging projects. As of December 31, 2006, the 3D-Imaging and the majority of the CAD/CAM system’s enhancements have been completed.

The remaining estimated costs to complete the significant projects at December 31, 2006 were (i) $1.0 million for an outstanding enhancement to the CAD/CAM system, (ii) $13.3 million for the new treatment center platform, and (iii) $1.3 million for the intra-oral digital imaging projects. The estimated percentages of completion of the significant projects as of December 31, 2006 were (i) 50%, (ii) 30% and (iii) 30%.

As of December 31, 2006 (i) the enhancements to the CAD/CAM system’s hardware and software project was in the approximately half way through the product development phase with the remaining steps prior to the project release phase being the finalization of project development including working models, beta testing and regulatory approvals, (ii) the new treatment center platform was at the end of the concept development phase with the remaining steps prior to the product release phase being the remaining product development phase including working models, beta testing and regulatory approvals, and (iii) the intra-oral digital imaging projects are in product development phases with the remaining steps prior to the project release phase being the finalization of project development including working models, beta testing and regulatory approvals.

It is anticipated that the projects will be completed in fiscal year 2008 and begin to generate cash in the fiscal year following their completion. There are no specific risks and uncertainties associated with these projects; however the general risks relating to the Company as discussed under “Risk Factors” as set forth in our Form 10-K for the fiscal year ended September 30, 2006 may apply.

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. For the three months ended December 31, 2006, approximately 49% of Sirona’s revenue and approximately 78% of its expenses were in Euros. During the periods under review, the U.S. dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2005 and December 31, 2006, the U.S. dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of 1.177 to a high of 1.332 and as of December 31, 2006 and September 30, 2006 the exchange rates were 1.2669 and 1.3181, respectively. To manage this variability in its operating results, Sirona has entered into foreign exchange forward contracts. As of December 31, 2006, these contracts had notional amounts totaling $20.9 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. dollar could materially affect Sirona’s results of operations.

Loans made to Sirona under the new senior credit facility entered into November 22, 2006 are denominated in the functional currency of the respective borrowers. See “—Liquidity and Capital Resources” for a discussion of our new senior credit facility. However, intercompany loans are denominated in the functional currency of only one of the parties to the loan agreements. Where intercompany loans are of a long-term investment nature, the potential non-cash fluctuations in currency exchange rates are reflected within other comprehensive income. These fluctuations may be significant in any period due to changes in the exchange rates between the Euro and the U.S. dollar.

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

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Revenue for the three months ended December 31, 2006 was $174.8 million, an increase of $38.9 million, or 28.6%, as compared with the three months ended December 31, 2005. On a constant currency basis, adjusting for the fluctuations in the $/Euro rate, total revenue increased by 22.0%. On a reported basis (constant-currency basis), growth rates for the Imaging Systems segment are 99% (up 86% constant currency), the Instruments segment are 38% (up 28% constant currency), the Treatment Center Segment 38% (up 28% constant currency), whereas the Dental CAD/CAM Systems segment revenue decreased by 11% (down 14% constant currency). The positive Imaging Systems segment development in the three month period that ended December 31, 2006 was attributable to the inclusion of the Schick operations. The Instrument segment revenue increase was driven by new products, such as the SIROlaser and SIROpure instruments. The Treatment Center revenue particularly benefited from strong sales in Germany, China and the Middle-East. The Dental CAD/CAM Systems segment faced a challenging year-over-year comparison as revenues in the first quarter of fiscal year 2006 were very strong. CAD/CAM revenues were also impacted by investment caution awaiting the launch of our new products. Revenue changes were volume driven, while prices in general remained stable.

Revenue in the United States for the three months ended December 31, 2006 increased by 31.5% compared to the same period last year. This development was attributable to the inclusion of the Schick operations. Revenue growth in the rest of the world was 27.1%. On a constant currency basis, revenue in the rest of the world increased by 17.3%. The revenue growth in the rest of the world was primarily due to strong sales in Germany, Spain, China and Canada and the Middle East. The German economy was solid in the first quarter, driven by the announced VAT-increase which became effective January 1, 2007.

Cost of Sales

Cost of sales for the three months ended December 31, 2006 was $90.7 million, an increase of $21.1 million, or 30.2%, as compared with the three months ended December 31, 2005. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of inventories and tangible and intangible assets, which was $19.2 million for the three months ended December 31, 2006, compared with $12.0 million for the three months ended December 31, 2005. The quarter-over-quarter increase in amortization and depreciation expense mainly resulted from the fair value adjustments related to the Exchange. Excluding these amounts, costs of sales as a percentage of revenue decreased to 40.9% for the three months ended December 31, 2006 compared with 42.5% for the three months ended December 31, 2005 and gross profit as a percentage of revenue increased by 1.6 percentage points from 57.5% to 59.1%. The improvement was driven by strong German sales and a favorable product mix in the Treatment Center segment as well as the Schick product lines, which were the main drivers of the positive gross profit margin development in the Imaging Systems segment.

Selling, General and Administrative

For the three months ended December 31, 2006, SG&A expense was $47.5 million, an increase of $15.2 million, or 47.0%, as compared with the three months ended December 31, 2005. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets as well as non-cash option expense in the amount of $3.8 million for the three months ended December 31, 2006, compared with $0.1 million for the three months ended December 31, 2005. The year-over-year increase in amortization and depreciation expense reflects the step-up to the fair values of certain assets resulting from the Exchange. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 25.0% for the three months ended December 31, 2006 as compared with 23.7% for the three months ended December 31, 2005. The increase was primarily due to the inclusion of Schick, increased costs associated with the growth in revenue and with Sirona’s expanded presence in various markets, including the United States and China. Furthermore, administration expenses increased year-over-year driven by costs for the preparation and audit of U.S. GAAP accounts and SEC filings as well as with Sarbanes Oxley compliance, which was not applicable in the first quarter ended December 31, 2005.

Research and Development

R&D expense for the three months ended December 31, 2006 was $10.3 million, an increase of $3.3 million, or 48.0%, as compared with the three month ended December 31, 2005. The quarter-over-quarter increase was primarily driven by the inclusion of the Schick operations in the first quarter of fiscal year 2007. As a percentage of revenue, R&D expense increased to 5.9% for the three months ended December 31, 2006, compared with 5.1% for the three months ended December 31, 2005.

Gain and Loss on Foreign Currency Transactions

Gain on foreign currency transactions for the three months ended December 31, 2006 amounted to $7.1 million compared to a loss of $5.3 million for the three months ended December 31, 2005. For the three months ended December 31, 2006 the gain included foreign currency gains upon the repayment of the U.S. dollar denominated bank debt of $3.9 million and an unrealized non-cash foreign currency gain of $4.0 million on the U.S. dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment. The loss for the three months ended December 31, 2005 included an unrealized non-cash foreign currency loss resulting from translation adjustments to the carrying value of the U.S. dollar denominated bank debt of $2.9 million.

Interest Expense

Net interest expense for the three months ended December 31, 2006 was $9.0 million, compared to $15.4 million for the three months ended December 31, 2005. This decrease was primarily due to the cessation of interest on a shareholder loan prior to the Exchange, which has been eliminated on consolidation since June 20, 2006 as well as the Company’s retirement of its previous credit facilities on November 24, 2006, and refinancing on more favorable terms of interest under the Company’s new senior credit facility.

Debt Extinguishment

The retirement of the borrowings under the Company’s previous credit facilities, the senior syndicated loan tranches A, B and C and the mezzanine loan facility, was accounted for as a debt extinguishment in accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The unscheduled repayment of the mezzanine facility by the Company resulted in a prepayment fee of Euro 0.9 million ($1.2 million). In addition, $19.9 million of unamortized debt issue costs relating to the previous credit facilities were written off in the period. As a result, a loss on debt extinguishment totaling $21.1 million was recognized in the period.

Net Income

Sirona’s net income for the three months ended December 31, 2006 was $2.3 million, a decrease of $1.0 million, as compared with the three months ended December 31, 2005. As described above, Sirona’s net income was significantly impacted by the MDP Transaction, the Exchange and the debt extinguishment. For the three months ended December 31, 2006, amortization and depreciation expense resulting from the step-up of fair values of intangible and tangible assets related to the Exchange and the MDP Transaction was $13.0 million (net of tax impact of $7.0 million). In addition, the gain upon the repayment of the Tranche A U.S. dollar denominated bank debt as well as the deferred income from the exclusivity payment was $5.1 million (net of tax impact of $2.8 million) and option expenses were $2.0 million (net of tax impact of $1.1 million). Furthermore losses of $13.3 million were recorded on debt extinguishment (net of a tax impact of $7.8 million). Excluding these items in both periods, net income increased due to higher revenue and improved gross margins, partially offset by higher SG&A and R&D expenses.

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

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2006	2005
	$’000s
Net cash (used in)/ provided by operating activities	$(3,676)	$20,930
Net cash (used in) investing activities	(4,692)	(2,229)
Net cash (used in) financing activities	(21,608)	(36,153)
Decrease in cash during the period	$(29,976)	$(17,452)

Net Cash (Used in)/Provided by Operating Activities

Net cash (used in)/provided by operating activities represents net cash from operations, returns on investments, interest and taxation.

Net cash (used in)/provided by operating activities was ($3.7) million for the three months ended December 31, 2006 compared to $20.9 million for the three months ended December 31, 2005. The primary contributors were the changes in assets and liabilities in both periods. During the three months ended December 31, 2006 the increase in accounts receivable and inventories was mainly driven by strong revenues, particularly in November and December 2006.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures, financial investments and disposals. The primary contributors to the investing cash outflow in both quarters are capital expenditures in the course of normal operating activities.

Net cash used in investing activities was $4.7 million for the three months ended December 31, 2006, compared to $2.3 million for the three months ended December 31, 2005.

Net Cash Used In Financing Activities

Net cash used in financing activities was $21.6 million for the three months ended December 31, 2006 compared to $36.2 million for the three months ended December 31, 2005. Net cash used in financing activities in the three months ended December 31, 2006 reflected the refinancing of the Company’s prior credit facilities as of November 24, 2006. The cash used in financing activities in the three month period ended December 31, 2005 comprised unscheduled prepayments of the Mezzanine loan (€15.0 million or $18.1 million) as well as Tranche C (€15.0 million or $18.1 million).

Sirona’s management believes that its operating cash flows and available cash (including restricted cash), together with its long-term debt borrowings, will be sufficient to fund its working capital needs, research and development expenses (including but not limited to the acquired in-process research and development) anticipated capital expenditure and debt service requirements.

Capital Resources

Senior term loans

On November 22, 2006, Sirona Dental Systems, Inc. entered into a new senior credit facility (the “Senior Facilities Agreement”) as original guarantor, with Schick Technologies, Inc., a New York company and wholly owned subsidiary of Sirona (“Schick NY”), as original borrower and original guarantor, with Sirona Dental Systems GmbH, as original borrower and original guarantor, with Sirona Dental Services GmbH, as original borrower and original guarantor and with Sirona Dental Systems LLC, Sirona Holding GmbH and with Sirona Immobilien GmbH as original guarantors. Initial borrowings under the Senior Facilities Agreement plus excess cash were used to retire the outstanding borrowings under the Company’s previous credit facilities.

The Senior Facilities Agreement, includes: (1) a term loan A1 in an aggregate principal amount of $150 million (the “tranche A1 term loan”) available to Sirona’s subsidiary, Schick NY, as borrower; (2) a term loan A2 in an aggregate principal amount of Euro 275 million (the “tranche A2 term loan”) available to Sirona’s subsidiary, Sirona Dental Services GmbH, as borrower; and (3) a $150 million revolving credit facility available to Sirona Dental Systems GmbH, Schick NY and Sirona Dental Services GmbH, as initial borrowers. The revolving credit facility is available for borrowing in Euro, U.S.$, Yen or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself.

Each of the senior term loans has a five year maturity and is to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 70% is due on November 24, 2011. At the Company’s current leverage multiples, the new facilities bear interest at a margin of 75 basis points plus, in the case of Euro-denominated loans, EURIBOR and, in the case of other loans, LIBOR.

The Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from November 24, 2007 onwards, the applicable margin will vary between 90 basis points and 45 basis points per annum according to our leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement).

The Senior Facilities Agreement contains restrictive covenants that limit Sirona’s ability to make loans, make investments, including in joint ventures, incur additional indebtedness, make acquisitions or pay dividends, subject to agreed upon exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of interest payments and defined earnings measures. If the Company breaches any of the covenants, the loans will be become repayable on demand.

Other Financial Data (unaudited)

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2006	2005
	$’000s
Net income	$2,318	$3,310
Net interest expense	8,959	15,455
Provision for income taxes	1,249	2,504
Depreciation	3,623	2,946
Amortization	19,948	11,184
EBITDA	$36,097	$35,399

EBITDA is a non-GAAP financial measure that is reconciled to net income, its most directly comparable GAAP measure, in the accompanying financial tables. EBITDA is defined as net earnings before interest, taxes, depreciation, and amortization. Sirona’s management utilizes EBITDA as an operating performance measure in conjunction with GAAP measures, such as net income and gross margin calculated in conformity with GAAP. EBITDA should not be considered in isolation or as a substitute for net income prepared in accordance with GAAP. There are material limitations associated with making the adjustments to Sirona’s earnings to calculate EBITDA and using this non-GAAP financial measure. For instance, EBITDA does not include:

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

In addition, other companies may define EBITDA differently. EBITDA, as well as the other information in this filing, should be read in conjunction with Sirona’s financial statements and footnotes contained in the documents that Sirona files with the U.S. Securities and Exchange Commission.

In addition to EBITDA, the accompanying financial tables also set forth certain supplementary information that Sirona believes is useful for investors in evaluating Sirona’s underlying operations. This supplemental information includes gains/losses recorded in the periods presented relating to early extinguishment of debt, stock option grants, revaluation of dollar-denominated exclusivity payment and borrowings where the functional currency is Euro, and the Schick acquisition. Sirona’s management believes that these items are either nonrecurring or noncash in nature, and should be considered by investors in assessing Sirona’s financial condition, operating performance and underlying strength.

Sirona’s management uses EBITDA together with this supplemental information as an integral part of its reporting  and planning processes and as one of the primary measures to, among other things:

(i)    monitor and evaluate the performance of Sirona’s business operations;

(ii)   facilitate management’s internal comparisons of Sirona’s historical operating performance of its business operations;

(iii)facilitate management’s external comparisons of the results of its overall business to the historical operating  performance of other companies that may have different capital structures and debt levels;

(iv)  analyze and evaluate financial and strategic planning decisions regarding future operating investments; and

(v)   plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.

(vi)  review and assess the operating  performance of Sirona’s management team and as a measure in evaluating employee compensation and bonuses;

Sirona’s management believes that EBITDA and theses supplemental information is useful to investors as it provides them with disclosures of Sirona’s operating results on the same basis as that used by Sirona’s management.

Supplemental Information

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2006	2005
	$’000s
Transaction related costs	$—	$220
Fair value increase in inventory	—	922
Loss on debt extinguishment	21,145	—
Share-based compensation	3,076	—
Unrealized, non-cash (gain) on revaluation of the carrying value of the $-denominated exclusivity fee	(3,954)	—
Foreign currency exchange (gain) on the early extinguishment of $-denominated bank debt	(3,885)	—
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of $-denominated bank loans and short-term shareholder loans	(591)	2,916
	$15,791	$4,058

Recent Accounting Pronouncements Issued

See note 2 to the unaudited consolidated financial statements for discussion of recently issued accounting pronouncements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk since September 30, 2006.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2006. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.                LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.        RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in its Annual Report on Form 10-K.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title
10.1

Senior Facilities Agreement between Sirona Dental Systems, Inc., Schick Technologies, Inc., Sirona Dental Systems GmbH, Sirona Dental Services GmbH, Sirona Dental Systems LLC, Sirona Holding GmbH, Sirona Immobilien GmbH, J.P. Morgan PLC, UBS Limited, JPMorgan Chase Bank, N.A., and J.P. Morgan Europe Limited, dated November 22, 2006 (incorporated by reference to the Annual Report on Form 10-K for the year ended September 30, 2006).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2007

Sirona Dental Systems, Inc.

By:	/s/ SIMONE BLANK
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)