Form 10-Q
period 2007-03-31
SIRONA DENTAL SYSTEMS, INC.
filed 2007-05-10
CIK 1014507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended March 31, 2007

or

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

Yes ☐ No ☒

As of May 4, 2007, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,733,488.

SIRONA DENTAL SYSTEMS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007

PART I  FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.             FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2007	2006
	(unaudited)
	$’000s (except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$43,266	$80,560
Restricted cash	791	953
Accounts receivable, net of allowance for doubtful accounts of $1,146 and $837, respectively	87,866	66,090
Inventories, net	72,677	57,303
Deferred tax assets	6,433	4,671
Prepaid expenses and other current assets	15,856	16,074
Income tax receivable	3,124	—
Total current assets	230,013	225,651
Property, plant and equipment, net of accumulated depreciation and amortization of $22,330 and $18,139, respectively	67,328	61,042
Goodwill	634,625	613,549
Investments	1,152	750
Intangible assets, net of accumulated amortization of $109,308 and $66,242, respectively	602,582	618,993
Other non-current assets	5,064	17,370
Deferred tax assets	6,118	3,649
Total assets	$1,546,882	$1,541,004
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$29,815	$30,303
Short-term debt and current portion of long-term debt	12,864	14,738
Income taxes payable	7,502	10,434
Deferred tax liabilities	1,530	3,208
Accrued liabilities and deferred income	74,083	65,203
Total current liabilities	125,794	123,886
Long-term debt	515,833	518,634
Deferred tax liabilities	230,771	243,491
Other non-current liabilities	11,783	18,128
Pension related provisions	51,513	48,167
Deferred income	95,000	100,589
Total liabilities	1,030,694	1,052,895
Minority interest	160	263
Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 95,000,000 shares authorized:
54,733,488 and 54,608,134 shares issued and outstanding, respectively)	547	546
Additional paid-in capital	594,011	582,447
Excess of purchase price over predecessor basis	(49,103)	(49,103)
Accumulated deficit	(44,738)	(47,406)
Other comprehensive income	15,311	1,362
Total shareholders’ equity	516,028	487,846
Total liabilities, minority interest and shareholders’ equity	$1,546,882	$1,541,004

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
	$’000s (except per share amounts)
Revenue	$150,168	$131,843	$324,967	$267,725
Cost of sales	79,622	66,816	170,349	136,480
Gross profit	70,546	65,027	154,618	131,245
Selling, general and administrative expense	52,877	35,339	100,378	67,642
Research and development	12,054	8,026	22,334	14,973
(Benefit)/provision for doubtful accounts and notes receivable	(68)	322	233	182
Net other operating expense/(income)	122	1,376	(28)	1,684
Operating income	5,561	19,964	31,701	46,764
Foreign currency transactions (gain)/loss, net	(1,889)	(3,377)	(8,955)	1,880
Loss/(gain) on derivative instruments	911	(1,647)	420	(1,372)
Interest expense, net	6,207	13,545	15,166	29,000
Loss on debt extinguishment	—	—	21,145	—
Income before taxes and minority interest	332	11,443	3,925	17,256
Income tax provision	125	6,976	1,374	9,480
Minority interest	(143)	23	(117)	22
Net income	$350	$4,444	$2,668	$7,754
Income per share
—Basic	$0.01	$0.12	$0.05	$0.21
—Diluted	$0.01	$0.12	$0.05	$0.21
Weighted average shares—basic	54,683,295	36,972,480	54,652,557	36,972,480
Weighted average shares—diluted	54,890,447	36,972,480	54,869,481	36,972,480

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2007	2006
	$’000s
Cash flows from operating activities
Net income	$2,668	$7,754
Adjustments to reconcile net income to net cash used in operating activities
Minority interest	(116)	—
Depreciation and amortization	44,992	30,035
Loss on disposal of property, plant and equipment	31	—
Losses/(gains) on derivate instruments	420	(1,372)
Foreign currency transactions (gain)/loss	(8,955)	1,880
Accreted interest on long term debt	4,449	11,318
Deferred income taxes	(22,691)	(3,975)
Amortization of debt issuance cost	2,374	4,078
Loss on debt extinguishment	19,964	—
Compensation expense from stock options	6,711	—
Changes in assets and liabilities
Accounts receivable	(19,067)	(19,825)
Inventories	(13,166)	(3,684)
Prepaid expenses and other current assets	5,999	20,714
Restricted cash	204	47
Other non-current assets	(4,924)	(2,953)
Trade accounts payable	(509)	(1,383)
Accrued liabilities and deferred income	(4,358)	(10,665)
Other non-current liabilities	(6,212)	3,228
Income taxes receivable	(3,106)	—
Income taxes payable	(2,102)	9,457
Net cash provided by operating activities	2,606	44,654
Cash flows from investing activities
Investment in property, plant and equipment	(9,326)	(6,011)
Proceeds from sale of property, plant and equipment	215	6
Restricted short term investments/securities	—	741
Purchase of intangible assets	(57)	(372)
Purchase of long-term investments	(402)	—
Net cash used in investing activities	(9,570)	(5,636)
Cash flows from financing activities
Repayments of long-term debt	(559,294)	(36,153)
Proceeds from borrowings	529,747	—
Debt issuance cost	(5,381)	—
Common shares issued under share based compensation plans	1,092	—
Tax effect of common shares exercised under share based compensation plans	1,173	—
Net cash used in financing activities	(32,663)	(36,153)
Change in cash and cash equivalents	(39,627)	2,865
Effect of exchange rate change on cash and cash equivalents	2,333	(555)
Cash and cash equivalents at beginning of period	80,560	65,941
Cash and cash equivalents at end of period	$43,266	$68,251
Supplemental information
Interest paid	$25,584	$14,939
—thereof accreted interest paid on repayment of long-term debt	8,594	—
Interest capitalized	205	69
Income taxes paid	26,249	3,268

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS. INC, AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                 General

The Company and its Operations

Sirona Dental Systems, Inc. and its subsidiaries manufacture high quality, technologically advanced dental equipment and systems solutions for the global dental equipment market. We offer a broad range of products across all major segments of the dental equipment market including CEREC CAD/CAM systems, digital and film based intra-oral and panoramic imaging systems, treatment centers and instruments. We recently acquired Schick Technologies Inc. (“Schick”), which further expanded our global presence and product offerings and strengthened our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 128 years. Sirona’s headquarters are located in Long Island City, New York with a significant facility located in Bensheim, Germany. We maintain manufacturing and assembling facilities in the U.S. and Germany as well as sales and service facilities throughout the world.

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the reporting date and the reported amounts of revenues and expenses for the interim period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information not misleading. The year-end condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of March 31, 2007 and September 30, 2006 and the results of operations and cash flows for the three months and six months ended March 31, 2007 and March 31, 2006, as applicable, have been made. The results of operations for the three months and six months ended March 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a for-profit business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company for the fiscal year ending on September 30, 2007. The Company already measures plan assets and benefit obligations as of the date of its fiscal year-end. The Company will initially recognize the funded status of its defined benefit plans and provide the required disclosures as of the end of the fiscal year 2007. The Company is still determining the effect SFAS 158 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits measurement of recognized financial assets and liabilities at fair value with some certain exceptions such as investments in subsidiaries, obligations for pension or other postretirement benefits, and financial assets and financial liabilities recognized under leases. Changes in the fair value of items for which the fair value option is elected should be recognized in income or loss. The election to measure eligible items at fair value is irrevocable and can only be made at defined election dates or events, generally on an instrument by instrument basis. Items for which the fair value option is elected should be separately presented or parenthetically be disclosed in the statement of financial position. SFAS 159 also requires significantly new disclosures that apply for interim and annual financial statements. SFAS 159 shall be effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted, if certain conditions are met. The effect of the first remeasurement to fair value of eligible items existing will be reported as an adjustment to the opening balance of retained earnings as of the date of adoption. The Company is currently evaluating SFAS 159 and determining whether to elect the fair value option for certain financial assets and liabilities.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement 109, “Accounting for Income Taxes.” FIN 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. FIN 48 is effective for the Company’s fiscal year ending September 30, 2008. The Company is still determining the effect FIN 48 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying

Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is still determining the effect SAB 108 will have on its consolidated financial statements.

3.                 Employee Share-Based Compensation

The total stock compensation expense for the Company’s stock option plans amounted to $3,635 for the three months and $6,711 for the six months ended March 31, 2007. These expenses include the impact of the new stock option plan discussed below.

On December 13, 2006 the Company granted 525,000 stock options under a new Equity Incentive Plan (the “New Plan”). The stock options vest over a period of four years and expire ten years after the date of the grant. The exercise price of such options may not be less than 100% of the fair market value of a share of common stock as determined by the closing price as of the date of the grant. The New Plan provides for granting in total up to 2,275,000 stock options to employees. The New Plan received stockholder approval at the Company’s Annual Meeting of Stockholders on February 27, 2007.

The fair values of the stock options granted under the New Plan were estimated using the Black-Scholes option pricing model using the assumptions in the following table. The exercise price is equal to the fair market value of our stock at the grant date. The expected volatility is determined based on our historical stock volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant and has a term equal to the expected life of the options. The expected life represents the period of time the options are expected to be outstanding based on anticipated employee behavior. The expected dividend yield is based on the Company’s history of not paying regular dividends in the past and the Company’s current intention not to pay dividends in the foreseeable future.

Exercise price	$39.46
Expected volatility	44%
Risk-free rate	4.47%
Expected life	6.25 years
Expected dividends	—
Grant date fair value	$19.70

4.                 Comprehensive Income

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	$’000s		$’000s
Net Income	$350	$4,444	$2,668	$7,754
Other Comprehensive Income	3,541	11	13,949	(540)
Total Comprehensive Income	$3,891	$4,455	$16,617	$7,214

Other comprehensive income relates to the cumulative translation adjustment. The adjustment includes gains on intercompany foreign currency transactions of a long-term investment nature between entities consolidated in these financial statements in the amount of $2,594 for the three months and $10,670 for the six months ended March 31, 2007.

5.                 Inventories, Net

	March 31,	September 30,
	2007	2006
	$’000s
Finished goods	$35,494	$28,382
Work in progress	14,458	11,688
Raw materials	32,858	25,630
	82,810	65,700
Inventory reserve	(10,133)	(8,397)
	$72,677	$57,303

6.                 Intangible Assets and Goodwill

		Accumulated
	Gross	amortization	Net
	$’000s
As of March 31, 2007
Patents & licenses	$138,974	$24,516	$114,458
Trademarks	129,201	78	129,123
Technologies and dealer relationships	443,468	84,714	358,754
Prepayments for intangible assets	247	—	247
	711,890	109,308	602,582
Goodwill	634,625	—	634,625
Total intangible assets	$1,346,515	$109,308	$1,237,207

		Accumulated
	Gross	amortization	Net
	$’000s
As of September 30, 2006
Patents & licenses	$132,736	$17,168	$115,568
Trademarks	124,282	28	124,254
Technologies and dealer relationships	428,217	49,046	379,171
	685,235	66,242	618,993
Goodwill	613,549	—	613,549
Total intangible assets	$1,298,784	$66,242	$1,232,542

The change in the value of goodwill from September 30, 2006 to March 31, 2007 includes changes in exchange rates totaling $24,368, changes made on the finalization of the Schick purchase price allocation of ($2,446), and ($846) relating to the accounting for income tax benefits from the exercise of employee stock options.

7.                 Short-Term Debt and Current Portion of Long-Term Debt

Short-term debt relates to the Company’s revolving credit facility utilized in the amount of Euro 7 million ($9.3 million) as of March 31, 2007 as well as the current portion of other long-term debt and accrued interest on long-term debt totaling $3.6 million and $14.7 million, as of March 31, 2007 and September 30, 2006, respectively.

8.                 Long-Term debt

	March 31,	September 30,
	2007	2006
	$’000s
Senior syndicated loan, Tranche A	$—	$118,013
Senior syndicated loan, Tranche B		158,587
Senior syndicated loan, Tranche C	—	139,574
Mezzanine loan	—	115,344
Senior term loan, Tranche A1, variable rate repayable in annual installments starting November 2009 through November 2011	150,789
Senior term loan, Tranche A2, variable rate repayable in annual installments starting November 2009 through November 2011	366,725
Other debt	1,870	1,854
	519,384	533,372
Less current portion	3,551	14,738
	$515,833	$518,634

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

The Senior Facilities Agreement includes: (1) a term loan A1 in an aggregate principal amount of $150 million (the “tranche A1 term loan”) available to Sirona’s subsidiary, Schick NY, as borrower; (2) a term loan A2 in an aggregate principal amount of Euro 275 million (the “tranche A2 term loan”) available to Sirona’s subsidiary, Sirona Dental Services GmbH, as borrower; and (3) a $150 million revolving credit facility available to Sirona Dental Systems GmbH, Schick NY and Sirona Dental Services GmbH, as initial borrowers. The revolving credit facility is available for borrowing in Euro, U.S.$, Yen or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There are no cross-border guarantees since all guarantees are by entities that have the same functional currency as the currency in which the respective guaranteed borrowing is denominated.

Each of the senior term loans has a five year maturity and is to be repaid in three installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. At the Company’s current leverage multiples, the new facilities bear interest at a margin of 75 basis points plus, in the case of Euro-denominated loans, EURIBOR and, in the case of other loans, LIBOR.

The Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from November 24, 2007 onwards, the applicable margin will vary between 90 basis points and 45 basis points per annum according to our leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement).

The Senior Facilities Agreement contains restrictive covenants that limit Sirona’s ability to make loans, make investments (including in joint ventures), incur additional indebtedness, make acquisitions or pay dividends, subject to agreed exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of interest payments and defined earnings measures. If the Company breaches any of the covenants, the loans will be become repayable on demand.

Debt issuance costs of $5.4 million were incurred in relation to the new financing and were capitalized as deferred charges.

Debt Extinguishment

The retirement of the borrowings under the Company’s previous credit facilities, the senior syndicated loan tranches A, B and C and the mezzanine loan facility, was accounted for as a debt extinguishment in accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The unscheduled repayment of the mezzanine facility by the Company resulted in a prepayment fee of Euro 0.9 million ($1.2 million). In addition, $19.9 million of unamortized debt issuance costs relating to the previous credit facilities were written off in the period. As a result, a loss on debt extinguishment totaling $21.1 million was recognized in the six months ended March 31, 2007.

9.                 Income Taxes

For fiscal year 2007 an estimated effective tax rate of 35% has been applied, which is positively impacted by structural changes as a result of the refinancing. This compares to an effective tax rate of 88.3 % for fiscal year 2006, which was adversely impacted by foreign income for which no foreign tax credit was available and the non-tax deductible charge related to the write-off of IPR&D in connection with the Exchange.

10.          Income Per Share

The computation of basic and diluted income per share is as follows:

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
	$’000s (except for per share amounts)		$’000s (except for per share amounts)
Net income	$350	$4,444	$2,668	$7,754
Weighted average shares outstanding—basic	54,683,295	36,972,480	54,652,557	36,972,480
Dilutive effect of stock options	207,152	—	216,924	—
Weighted average shares outstanding—diluted	54,890,447	36,972,480	54,869,481	36,972,480
Income per share
Basic	$0.01	$0.12	$0.05	$0.21
Diluted	$0.01	$0.12	$0.05	$0.21

Income per share information for the three-month and six-month periods ended March 31, 2006 is based on the number of shares which were issued in connection with the Exchange. Because the Company did not grant stock options prior to the Exchange, basic and diluted income per share for periods prior to the Exchange is the same. Options to acquire 585,000 shares of common stock have been excluded from the computation of diluted income per share because the option price exceeds the average share price during the period.

11.          Product Warranty

The following table provides the changes in the product warranty accrual for the three months and six months ended March 31, 2007 and March 31, 2006:

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	$’000s		$’000s
Balance at beginning of the period	$11,934	$10,075	$10,879	$9,276
Accruals for warranties issued during the period	5,242	4,490	9,251	8,019
Warranty settlements made during the period	(4,682)	(3,522)	(8,087)	(6,052)
Translation adjustment	107	244	558	44
Balance at the end of the period	$12,601	$11,287	$12,601	$11,287

12.          Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	$’000s		$’000s
Service cost	$97	$66	$192	$147
Interest cost	545	484	1,081	944
Net periodic benefit cost	$642	$550	$1,273	$1,091

13.          Segment Reporting

The following tables show the results of the Company’s reportable segments under the Company’s management reporting system. The segment performance measure used to monitor segment performance is gross profit excluding the impact of the MDP Transaction and the Exchange. This measure is considered by management to better reflect the performance of each segment as it eliminates the need to allocate centrally incurred costs and significant purchase accounting impacts that the Company does not believe are representative of the performance of the segments. Furthermore, the Company monitors performance geographically by region. As the Company manages its business on both a product and a geographical basis, U.S. GAAP requires segmental disclosure based on product information.

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	$’000s		$’000s
Revenue External
Dental CAD/CAM Systems	$47,196	$52,804	$99,671	$111,476
Imaging Systems	52,857	27,500	111,736	57,119
Treatment Centers	29,415	33,615	69,987	63,008
Instruments	20,684	19,594	43,552	36,146
Total	$150,152	$133,513	$324,946	$267,749
Revenue Internal
Dental CAD/CAM Systems	$—	$—	$—	$—
Imaging Systems	22	20	74	38
Treatment Centers	4	24	6	36
Instruments	2,487	3,110	5,977	5,847
Intercompany elimination	(2,513)	(3,154)	(6,057)	(5,921)
Total	$—	$—	$—	$—
Revenue Total
Dental CAD/CAM Systems	$47,196	$52,804	$99,671	$111,476
Imaging Systems	52,879	27,520	111,810	57,157
Treatment Centers	29,419	33,639	69,993	63,044
Instruments	23,171	22,704	49,529	41,993
Total	$152,665	$136,667	$331,003	$273,670
Segment Performance Measure
Dental CAD/CAM Systems	$32,836	$40,016	$71,357	$84,019
Imaging Systems	31,563	13,376	66,403	27,028
Treatment Centers	11,320	12,691	28,199	23,355
Instruments	9,580	10,271	20,627	18,777
Total	$85,299	$76,354	$186,586	$153,179
Depreciation and Amortization Expense
Dental CAD/CAM Systems	$264	$470	$843	$944
Imaging Systems	885	604	1,921	1,245
Treatment Centers	497	634	1,142	1,203
Instruments	461	572	1,160	1,179
Total	$2,107	$2,280	$5,066	$4,571

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. As of October 1, 2006 the Company changed the basis of accounting for its management reporting from statutory German accounting standards to U.S. GAAP, the basis used to prepare the consolidated financial statements. As a result, the differences shown between management reporting and U.S. GAAP for the three and six month periods ended March 31, 2007, are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	$’000s		$’000s
Revenue
Total segments	$150,152	$133,513	$324,946	$267,749
Electronic center and corporate	16	11	21	30
Differences management reporting vs U.S. GAAP	—	(1,681)	—	(54)
Consolidated revenue	150,168	131,843	324,967	267,725
Depreciation and Amortization
Total segments	2,107	2,280	5,066	4,571
Electronic center and corporate	535	475	896	901
Differences management reporting vs. U.S. GAAP	18,608	13,698	38,859	25,111
Consolidated depreciation and amortization	21,250	16,453	44,821	30,583
Segment Performance Measure
Total segments	85,299	76,354	186,586	153,179
Electronic center and corporate	1,048	913	1,892	776
Differences management reporting vs. U.S. GAAP	(15,801)	(12,240)	(33,860)	(22,710)
Consolidated gross profit	70,546	65,027	154,618	131,245
Selling, general and administrative expense	52,877	35,339	100,378	67,642
Research and development	12,054	8,026	22,334	14,973
(Benefit)/provision for doubtful accounts and notes receivable	(68)	322	233	182
Net other operating loss/(income)	122	1,376	(28)	1,684
Foreign currency transaction (gain)/loss	(1,889)	(3,377)	(8,955)	1,880
Loss/(gain) on derivative instruments	911	(1,647)	420	(1,372)
Interest expense, net	6,207	13,545	15,166	29,000
Loss on debt extinguishment	—	—	21,145	—
Income Before Income Taxes and Minority Interest	$332	$11,443	$3,925	$17,256

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this Report and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

All amounts are reported in thousands of U.S. dollars, except as otherwise disclosed.

This report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans” and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. All forward looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements which maybe made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

Overview

Sirona is a leading manufacturer of high-tech dental equipment. Sirona focuses on developing innovative systems and solutions for dentists globally. Sirona has served equipment dealers and dentists worldwide for more than 128 years. The Company has its headquarters in Long Island City, New York and in addition the Company has a significant facility in Bensheim, Germany. Sirona manages its business on both a product and geographic basis and has four reporting segments: Dental CAD/CAM Systems, Imaging Systems, Treatment Centers and Instruments. Products from each category are marketed in all geographical sales regions.

Significant Factors that Affect Sirona’s Results of Operations

Increased Focus on Sirona’s Position in the U.S. Market and Further Global Expansion

The U.S. market is the largest individual market for Sirona. Over the last three fiscal years, from October 1, 2003 to September 30, 2006, Sirona experienced strong revenue growth, with U.S. dollar revenue increasing on average by 31% annually. Bolstered by the Schick acquisition, which closed on June 20, 2006, this trend has continued in the fiscal year 2007. Several products have generated significant interest in the U.S. market, including, but not limited to, CEREC, Schick imaging products, the ORTHOPHOS XG line, inLab, inEos, C8 + and electrical handpieces and SIROlaser.

Sirona works together with large distributors, including Patterson Dental and Henry Schein, who accounted for 31% and 16%, respectively, of Sirona’s global revenue for the six month period ended March 31, 2007.

In addition to increased U.S. market penetration, Sirona has pursued expansion in the rest of the world. Over the last three fiscal years, sales in the rest of the world grew on average by 15% annually. To support this growth, Sirona expanded its local presence and distribution channels by establishing new sales and service locations in Spain, France and the United Kingdom in 2004; in Japan and Australia in 2005; and in China in 2006. This expansion has resulted in increased sales, gross profit and selling, general and administrative (SG&A) expense.

Transactions Accounted for as Business Combinations

The change in control of the Sirona business to Luxco, a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O’Keefe and management of Sirona, through a leveraged buy-out transaction on June 30, 2005 (“MDP Transaction”) and the acquisition of Schick Technologies Inc. (the “Exchange”), completed on June 20, 2006, were accounted for as business combinations and are described in detail in the Company’s annual report on Form 10-K for the fiscal year 2006.

As a result of these transactions, Sirona’s cost of goods sold, research and development, SG&A expense and operating results have been and will continue to be materially affected by (i) higher depreciation and amortization costs arising from the step-up of Sirona’s assets and liabilities to fair value; and (ii) accounting for the Company’s stock option plans. Taxes, interest and net income have also been and will continue to be substantially impacted by the structural changes resulting from these business combinations.

IPR&D projects acquired in connection with the Exchange and the MDP Transaction, with fair values of $6.0 million and $33.8 million, respectively, were appraised and charged to the income statement at the respective dates of acquisition. The projects primarily related to (i) 3D-Imaging, (ii) enhancements to the CAD/CAM system’s hardware and software, (iii) the new treatment center platform and (iv) intra-oral digital imaging. The fair value of $6.0 million in connection with the Exchange related primarily to the intra-oral digital imaging projects. As of March 31, 2007, the 3D-Imaging and the majority of the CAD/CAM system’s enhancements have been completed.

The remaining estimated costs to complete the significant projects at March 31, 2007 were (i) $0.8 million for an outstanding enhancement to the CAD/CAM system, (ii) $11.2 million for the new treatment center platform, and (iii) $1.1 million for the intra-oral digital imaging projects. The estimated percentages of completion of the significant projects as of March 31, 2007 were (i) 60%, (ii) 40% and (iii) 40%.

As of March 31, 2007, (i) the project for enhancements to the CAD/CAM system’s hardware and software was more than half way through the product development phase, with the remaining steps prior to the project release phase being the finalization of project development including working models, beta testing and regulatory approvals, (ii) the new treatment center platform was in the product development phase with the remaining steps prior to the product release phase being the development of working models, beta testing and regulatory approvals, and (iii) the intra-oral digital imaging projects were in the product development phases with the remaining steps prior to the project release phase being the finalization of project development including working models, beta testing and regulatory approvals.

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

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. For the six months ended March 31, 2007, approximately 50% of Sirona’s revenue and approximately 78% of its expenses were denominated in Euros. During the periods under review, the U.S. dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2005 and March 31, 2007, the U.S. dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of 1.177 to a high of 1.3363 and as of March 31, 2007 and September 30, 2006 were 1.3303 and 1.2669, respectively. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of March 31, 2007, these contracts had notional amounts totalling $16.4 million. As these agreements are relatively short-term (generally six months) continued fluctuation in the U.S. dollar could materially affect Sirona’s results of operations.

Certain revenue information under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the Euro/U.S. $ average foreign exchange rate for the current period. The exchange rates used in converting Euro denominated revenues into U.S. $ in the Company’s financial statements prepared in accordance with U.S. GAAP were: $1.310 and $1.203 for the three months ended March 31, 2007 and 2006, respectively, and $1.299 and $1.196 for the six months ended March 31, 2007 and 2006, respectively.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue for the three months ended March 31, 2007 was $150.2 million, an increase of $18.3 million, or 13.9%, as compared with the three months ended March 31, 2006. On a constant currency basis, adjusting for the fluctuations in the $/Euro rate, total revenue increased by 7.1%. Growth rates were 92% (up 80% on a constant currency basis) for the Imaging Systems segment, and 6% (down 2% on a constant currency basis) for the Instruments segment. Revenue for the Dental CAD/CAM systems and the Treatment Center segments decreased by 11% (down 14% on a constant currency basis) and 12% (down 19% on a constant currency basis), respectively. The positive Imaging Systems segment development in the three month period that ended March 31, 2007 was attributable to the inclusion of the Schick operations, the continued adoption of digital radiography, and the recently launched 3D digital panoramic imaging unit GALILEOS. The Dental CAD/CAM Systems segment faced a challenging year-over-year comparison as revenues in the second quarter of fiscal year 2006 were very strong. CAD/CAM revenues were also impacted by investment caution by our customers as many of them appeared to be awaiting the launch and delivery of our new products. Treatment Center revenues slowed down from the strong revenues recorded in the first quarter of fiscal year 2007, which was marked by increased customer purchases in Germany in anticipation of the January 1, 2007 increase in VAT(Value Added Tax). Treatment Center revenue continued to be strong in China. Revenue changes were mainly volume driven, while prices in general remained stable.

Revenue in the United States for the three months ended March 31, 2007 increased by 33.7% compared to the same period last year. This development was particularly attributable to the inclusion of the Schick operations and the first deliveries of our new 3D imaging unit GALILEOS. Revenue growth in the rest of the world was 5.6%. On a constant currency basis, revenue in the rest of the world decreased by 3.1%. The revenue development in the rest of the world was impacted by strong revenue recorded in Germany in the first quarter of fiscal year 2007 in anticipation of the January 1, 2007 increase in VAT.

Cost of Sales

Cost of sales for the three months ended March 31, 2007 was $79.6 million, an increase of $12.8 million, or 19.2%, as compared with the three months ended March 31, 2006. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets, which was $18.0 million for the three months ended March 31, 2007, compared with $12.0 million for the three months ended March 31, 2006. The quarter-over-quarter increase in amortization and depreciation expense mainly resulted from the fair value adjustments related to the Exchange. Excluding these amounts, costs of sales as a percentage of revenue decreased to 41.0% for the three months ended March 31, 2007 compared with 41.6% for the three months ended March 31, 2006 and gross profit as a percentage of revenue increased by 0.6 percentage points to 59.0% from 58.4%. This development was mainly driven by the Schick product lines and the first deliveries of the 3D Unit GALILEOS in the imaging systems segment.

Selling, General and Administrative

For the three months ended March 31, 2007, SG&A expense was $52.9 million, an increase of $17.5 million, or 49.6%, as compared with the three months ended March 31, 2006. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets as well as non-cash stock option expense in the amount of $4.0 million for the three months ended March 31, 2007, compared with $0.1 million for the three months ended March 31, 2006. The year-over-year increase in amortization and depreciation expense reflects the step-up to the fair values of certain assets resulting from the Exchange. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 32.6% for the three months ended March 31, 2007 as compared with 26.7% for the three months ended March 31, 2006. The increase was primarily due to the inclusion of Schick, expenses associated with major product launches, the bi-annual International Trade Show IDS held in Cologne, Germany at the end of March, the general growth in revenue and Sirona’s expanded presence in various markets, including the United States, China and Japan. Furthermore, administration expenses for the three months ended March 31, 2007, include costs for the preparation and review of U.S. GAAP accounts as well as compliance with Sarbanes Oxley, which were not applicable in the three months ended March 31, 2006.

Research and Development

R&D expense for the three months ended March 31, 2007 was $12.1 million, an increase of $4.0 million, or 50.2%, as compared with the three months ended March 31, 2006. As a percentage of revenue, R&D expense increased to 8.0% for the three months ended March 31, 2007, compared with 6.1% for the three months ended March 31, 2006. The quarter-over-quarter increase was primarily driven by the inclusion of the Schick operations, and expenses relating to the development of the new treatment center platform and the new 3D imaging unit, GALILEOS.

Gain/Loss on Foreign Currency Transactions

Gain on foreign currency transactions for the three months ended March 31, 2007 amounted to $1.9 million compared to a gain of $3.4 million for the three months ended March 31, 2006. For the three months ended March 31, 2007 the gain included an unrealized non-cash foreign currency gain of $0.9 million on the U.S. dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on U.S. dollar denominated short term intra-group loans to German entities of $0.8 million. The gain for the three months ended March 31, 2006 included an unrealized non-cash foreign currency loss resulting from translation adjustments to the carrying value of the U.S. dollar denominated bank debt of $3.4 million and a foreign currency gain of $0.2 million on the U.S. dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment.

Interest Expense

Net interest expense for the three months ended March 31, 2007 was $6.2 million, compared to $13.5 million for the three months ended March 31, 2006. This decrease was primarily due to the Company’s refinancing of its previous credit facilities on November 24, 2006, on more favorable terms. In addition, interest expense for the three months ended March 31, 2006 included interest of $3.4 million on a shareholder loan which was subsequently transferred to a group entity as consideration for the Exchange and has been eliminated on consolidation since June 20, 2006.

Income Tax Provision

The income tax provision for the three months ended March 31, 2007 was $0.1 million, compared to $7.0 million for the three months ended March 31, 2006. For fiscal year 2007 an estimated effective tax rate of 35% has been applied, which is positively impacted by structural changes as a result of the refinancing.

This compares to an effective tax rate of 61.0% for the second quarter of fiscal year 2006, which was adversely impacted by foreign income for which no foreign tax credit was available.

Net Income

Sirona’s net income for the three months ended March 31, 2007 was $0.4 million, a decrease of $4.1 million, as compared with the three months ended March 31, 2006. As described above, Sirona’s net income was significantly impacted by the MDP Transaction and the Exchange. For the three months ended March 31, 2007, amortization and depreciation expense resulting from the step-up of fair values of intangible and tangible assets related to the Exchange and the MDP Transaction amounted to $18.8 million ($12.2 million net of tax impact). In addition, the gain on the deferred income from the Patterson exclusivity payment was $0.9 million ($0.6 million net of tax impact) and option expenses were $3.6 million ($2.3 million net of tax impact). Excluding these items, net income increased due to higher revenue and improved gross margins, partially offset by higher SG&A and R&D expenses.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Revenue for the six months ended March 31, 2007 was $325.0 million, an increase of $57.2 million, or 21.4%, as compared with the six months ended March 31, 2006. On a constant currency basis, adjusting for the fluctuations in the $/Euro rate, total revenue increased by 14.7%. Growth rates were 96% (up 84% on a constant currency basis) for the Imaging Systems Segment, 21% (up 12% on a constant currency basis) for the Instruments segment, and 11% (up 3% on a constant currency basis) for the Treatment Center segment. Dental CAD/CAM Systems segment revenue decreased by 11% (down 14% on a constant currency basis). The positive Imaging Systems segment result in the six month period that ended March 31, 2007 was attributable to the inclusion of the Schick operations, the continued adoption of digital radiography, and the recently launched 3D digital panoramic imaging unit GALILEOS. The Instruments segment revenue increase was particularly driven by new products, such as the SIROlaser and endodontic products. Treatment Center revenue particularly benefited from strong revenue in Germany, China and the Middle East. The Dental CAD/CAM Systems segment faced a challenging year-over-year comparison as revenues in the first six months of fiscal year 2006 were very strong. CAD/CAM revenues were also impacted by investment caution by our customers as many of them appeared to be awaiting the launch and delivery of our new products. Revenue changes were mainly volume driven while prices in general remained stable.

Revenue in the United States for the six months ended March 31, 2007 increased by 32.5% compared to the same period last year. This development was particularly attributable to the inclusion of the Schick operations and the continuing strong performance of the imaging systems segment, which includes the first deliveries of our new 3D imaging unit GALILEOS. Revenue growth in the rest of the world was 16.1%. On a constant currency basis, revenue in the rest of the world increased by 6.9%. The revenue growth in the rest of the world was primarily due to strong sales in Germany, China as well as project business in the Middle East.

Cost of Sales

Cost of sales for the six months ended March 31, 2007 was $170.3 million, an increase of $33.9 million, or 24.8%, as compared with the six months ended March 31, 2006. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets, which was $37.3 million for the six months ended March 31, 2007, compared with $24.0 million for the six months ended March 31, 2006. The year-over-year increase in amortization and depreciation expense for the six months mainly resulted from the fair value adjustments related to the Exchange. Excluding these amounts, costs of sales as a percentage of revenue decreased to 40.9% for the six months ended March 31, 2007 compared with 42.0% for the six months ended March 31, 2006 and gross profit as a percentage of revenue increased by 1.1 percentage points to 59.1% from 58.0%. The improvement was driven by strong German sales and a favorable product mix in the Treatment Center segment as well as the Schick product lines, which were the main drivers of the positive gross profit margin development in the Imaging Systems segment.

Selling, General and Administrative

For the six months ended March 31, 2007, SG&A expense was $100.4 million, an increase of $32.7 million, or 48.4%, as compared with the six months ended March 31, 2006. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets as well as non-cash option expense in the amount of $7.8 million for the six months ended March 31, 2007, compared with $0.2 million for the six months ended March 31, 2006. The year-over-year increase in amortization and depreciation expense reflects the step-up to the fair values of certain assets resulting from the Exchange. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 28.5% for the six months ended March 31, 2007 as compared with 25.2% for the six months ended March 31, 2006. The increase was primarily due to the inclusion of Schick, expenses associated with the bi-annual International Trade Show IDS held in Cologne, Germany at the end of March, and increased costs associated with the growth in revenue and with Sirona’s expanded presence in various markets, including the United States, China and Japan. Furthermore, administration expenses for the six months ended March 31, 2007, include costs for the preparation and audit and review of U.S. GAAP accounts as well as compliance with Sarbanes Oxley, which were not applicable in the six months ended March 31, 2006.

Research and Development

R&D expense for the six months ended March 31, 2007 was $22.3 million, an increase of $7.4 million, or 49.2%, as compared with the six months ended March 31, 2006. As a percentage of revenue, R&D expense increased to 6.9% for the six months ended March 31, 2007, compared with 5.6% for the six months ended March 31, 2006. The increase was primarily driven by the inclusion of the Schick operations and expenses relating to the development of the new treatment center platform and the new 3D imaging unit, GALILEOS.

Gain / Loss on Foreign Currency Transactions

Gain on foreign currency transactions for the six months ended March 31, 2007 amounted to $9.0 million compared to a loss of $1.9 million for the six months ended March 31, 2006. For the six months ended March 31, 2007 the gain included foreign currency gains upon the repayment of the U.S. dollar denominated bank debt of $3.9 million, an unrealized non-cash foreign currency gain of $4.9 million on the U.S. dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on the U.S. dollar denominated bank loans and short term intra-group loans to German entities of $1.4 million. The loss for the six months ended March 31, 2006 included an unrealized non-cash foreign currency gain of $0.2 million on the U.S. dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment and a non-cash foreign currency gain of $0.4 million on the U.S. dollar denominated bank debt.

Interest Expense

Net interest expense for the six months ended March 31, 2007 was $15.2 million, compared to $29.0 million for the six months ended March 31, 2006. This decrease was primarily due to the Company’s refinancing of its previous credit facilities on November 24, 2006, on more favorable terms. In addition, interest expense for the six months ended March 31, 2006, included interest of $6.9 million on a shareholder loan which was subsequently transferred to a group entity as consideration for the Exchange and has been eliminated on consolidation since June 20, 2006.

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

Income Tax Provision

The income tax provision for the six months ended March 31, 2007 was $1.4 million, compared to $9.5 million for the six months ended March 31, 2006. For fiscal year 2007 an estimated effective tax rate of 35% has been applied, which is positively impacted by structural changes as a result of the refinancing. This compares to an effective tax rate of 54.9% for the first six months of fiscal year 2006, which was adversely impacted by foreign income for which no foreign tax credit was available.

Net Income

Sirona’s net income for the six months ended March 31, 2007 was $2.7 million, a decrease of $5.1 million, as compared with the six months ended March 31, 2006. As described above, Sirona’s net income was significantly impacted by the MDP Transaction and the Exchange. For the six months ended March 31, 2007, amortization and depreciation expense resulting from the step-up of fair values of intangible and tangible assets related to the Exchange and the MDP Transaction totaled $38.9 million ($25.3 million, net of tax impact). In addition to this effect, losses of $21.1 were recorded on debt extinguishment ($13.3 million, net of tax impact). Furthermore foreign currency gains made on the repayment of the Tranche A U.S. dollar denominated bank debt as well as gains on the deferred income from the Patterson exclusivity payment amounted to $8.8 million ($5.7 million, net of tax impact) and stock option expenses were $6.7 million ($4.4 million net of tax impact). Excluding these items in both periods, net income increased due to higher revenue and improved gross margins, partially offset by higher SG&A and R&D expenses.

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

	Six months	Six months
	ended	ended
	March 31,	March 31,
	2007	2006
Net cash provided by operating activities	$2,606	$44,654
Net cash (used in) investing activities	(9,570)	(5,636)
Net cash (used in) financing activities	(32,663)	(36,153)
(Decrease)/Increase in cash during the period	$(39,627)	$2,865

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $2.6 million for the six months ended March 31, 2007 compared to $44.7 million for the six months ended March 31, 2006. The primary contributors were (i) the changes in assets and liabilities in both periods and (ii) income tax payments. The changes in assets are a result of short term working capital requirements resulting from strong revenues in March, which in turn led to increased account receivables. In addition, inventory levels increased due to the ramp up for new product launches. Income tax payments totaling $26.2 million were made in relation to taxes for prior year periods, which had been accrued at the end of fiscal year 2006, and for prepayments concerning the current fiscal year.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures, financial investments and long-lived asset disposals. The primary contributors to the investing cash outflow in the periods presented are capital expenditures in the course of normal operating activities.

Net cash used in investing activities was $9.6 million for the six months ended March 31, 2007, compared to $5.6 million for the six months ended March 31, 2006. The increase is mainly due to increased investments in special tools and software related to new product launches.

Net Cash Used in Financing Activities

Net cash used in financing activities was $32.7 million for the six months ended March 31, 2007 compared to $36.2 million for the six months ended March 31, 2006. Net cash used in financing activities in the six months ended March 31, 2007 reflected the refinancing of the Company’s prior credit facilities as of November 24, 2006 and the utilization of the Company’s revolving credit facility in the period. Cash used in financing activities in the six month period ended March 31, 2006 comprised unscheduled prepayments of the Mezzanine loan (€15.0 million or $18.1 million) as well as Tranche C (€15.0 million or $18.1 million).

Sirona’s management believes that its operating cash flows and available cash (including restricted cash), together with its long-term borrowings, will be sufficient to fund its working capital needs, research and development expenses (including but not limited to the acquired in-process research and development), anticipated capital expenditure and debt service requirements for the foreseeable future.

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

The Senior Facilities Agreement includes: (1) a term loan A1 in an aggregate principal amount of $150 million (the “tranche A1 term loan”) available to Sirona’s subsidiary, Schick NY, as borrower; (2) a term loan A2 in an aggregate principal amount of Euro 275 million (the “tranche A2 term loan”) available to Sirona’s subsidiary, Sirona Dental Services GmbH, as borrower; and (3) a $150 million revolving credit facility available to Sirona Dental Systems GmbH, Schick NY and Sirona Dental Services GmbH, as initial borrowers. The revolving credit facility is available for borrowing in Euro, U.S.$, Yen or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There are no cross-border guarantees since all guarantees are by entities that have the same functional currency as the currency in which the respective guaranteed borrowing is denominated.

Each of the senior term loans has a five year maturity and is to be repaid in three installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. At the Company’s current leverage multiples, the new facilities bear interest at a margin of 75 basis points plus, in the case of Euro-denominated loans, EURIBOR and, in the case of other loans, LIBOR.

The Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from November 24, 2007 onwards, the applicable margin will vary between 90 basis points and 45 basis points per annum according to our leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement).

The Senior Facilities Agreement contains restrictive covenants that limit Sirona’s ability to make loans, make investments (including in joint ventures), incur additional indebtedness, make acquisitions or pay dividends, subject to agreed exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of interest payments and defined earnings measures. If the Company breaches any of the covenants, the loans will be become repayable on demand.

Other Financial Data (unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	$’000s		$’000s
Net income	$350	$4,444	$2,668	$7,754
Net interest expense	6,207	13,545	15,166	29,000
Provision for income taxes	125	6,976	1,374	9,480
Depreciation	2,109	3,973	5,732	6,919
Amortization	19,141	11,932	39,089	23,116
EBITDA	$27,932	$40,870	$64,029	$76,269

EBITDA is a non-GAAP financial measure that is reconciled to net income, its most directly comparable U.S. GAAP measure, in the accompanying financial tables. EBITDA is defined as net earnings before interest, taxes, depreciation, and amortization. Sirona’s management utilizes EBITDA as an operating performance measure in conjunction with U.S. GAAP measures, such as net income and gross margin calculated in conformity with U.S. GAAP. EBITDA should not be considered in isolation or as a substitute for net income prepared in accordance with U.S. GAAP. There are material limitations associated with making the adjustments to Sirona’s earnings to calculate EBITDA and using this non-GAAP financial measure. For instance, EBITDA does not include:

•       interest expense, and because Sirona has borrowed money in order to finance its operations, interest expense is a necessary element of its costs and ability to generate revenue;

•       depreciation and amortization expense, and because Sirona uses capital and intangible assets, depreciation and amortization expense is a necessary element of its costs and ability to generate revenue; and

•       tax expense, and because the payment of taxes is part of Sirona’s operations, tax expense is a necessary element of costs and impacts Sirona’s ability to operate.

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

(ii)         facilitate management’s internal comparisons of the historical operating performance of Sirona’s business operations;

(iii)     facilitate management’s external comparisons of the results of its overall business to the historical operating performance of other companies that may have different capital structures and debt levels;

(iv)       analyze and evaluate financial and strategic planning decisions regarding future operating investments; and

(v)           plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.

Sirona’s management believes that EBITDA and the supplemental information provided is useful to investors as it provides them with disclosures of Sirona’s operating results on the same basis as that used by Sirona’s management.

Supplemental Information

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	$’000s		$’000s
Transaction related costs	$—	$(220)	$—	$—
Fair value increase in inventory	—	(922)	—	—
Loss on debt extinguishment	—	—	21,145	—
Share-based compensation	3,635	—	6,711	—
Unrealized, non-cash (gain) on revaluation of the carrying value of the $-denominated exclusivity fee	(912)	(174)	(4,866)	(174)
Foreign currency exchange (gain) on the early extinguishment of $-denominated bank debt	—	—	(3,885)	—
Unrealized, non-cash (gain) on revaluation of the carrying value of $-denominated bank loans and short-term shareholder loans	(762)	(3,359)	(1,353)	(443)
	$1,961	$(4,675)	$17,752	$(617)

Recent Accounting Pronouncements Issued

See note 2 to the unaudited condensed consolidated financial statements for discussion of recently issued accounting pronouncements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk since September 30, 2006.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2007. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.                LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.        RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in its 2006 Annual Report on Form 10-K.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)          The Company held its 2006 Annual Meeting of Stockholders (the “Annual Meeting”) on February 27, 2007.

(b)         The following matter concerning the election of Directors was voted upon at the Annual Meeting with the accompanying results:

Election of Directors:

	Number of Votes For	Number of Votes Withheld
Simone Blank (New term expires in 2009)	51,159,168	1,947,279
Timothy D. Sheehan (New term expires in 2009)	50,874,111	2,232,336
Timothy P. Sullivan (New term expires in 2009)	50,760,924	2,345,523

The terms of the other Directors of the Company continued after the meeting, as follows: William K. Hood, Harry M. Jansen Kraemer, Jr. and Jeffrey T. Slovin serve in the class whose term expires in 2007 and Nicolas W. Alexos, David K. Beecken, Jost Fischer and Arthur D. Kowaloff serve in the class whose term expires in 2008. Upon the expiration of the term of a class of Directors, the members of such class will be elected for three-year terms at the annual meeting of stockholders held in the year in which such term expires.

(c)          The following additional matters were voted upon at the Annual Meeting held on February 27, 2007 with the following results:

1.                 To approve the Sirona Dental Systems, Inc. Equity Incentive Plan:

Number of votes for:	41,467,999
Number of votes against:	8,442,801
Number of abstentions:	9,601

2.                 Ratification of the selection of KPMG Deutsche Treuhand-Gesellschaft, Aktiengesellschaft, Wirtschaftspruefungsgesellschaft, Germany as the Company’s independent auditor for the fiscal year ending September 30, 2007:

Number of votes for:	53,017,788
Number of votes against:	80,416
Number of abstentions:	8,242

(d)         Not Applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title
10.1

Senior Facilities Agreement (incorporating amendments made on 5 December 2006 and 19 January 2007) among Sirona Dental Systems, Inc., Schick Technologies, Inc., Sirona Dental Systems GmbH, Sirona Dental Services GmbH, Sirona Dental Systems LLC, Sirona Holding GmbH, Sirona Immobilien GmbH, J.P. Morgan PLC, UBS Limited, JPMorgan Chase Bank, N.A., and J.P. Morgan Europe Limited, dated November 22, 2006.

10.2	Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A, filed on January 26, 2007)
10.3	Form of Incentive Stock Option Notice (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 28, 2007).
10.4	Form of Letter to be Used to Exercise Nonqualified Stock Option (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on February 28, 2007).
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007

SIRONA DENTAL SYSTEMS, INC.
By:	/s/ SIMONE BLANK
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)