Form 10-Q
period 2007-06-30
SIRONA DENTAL SYSTEMS, INC.
filed 2007-08-09
CIK 1014507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

☐                                 Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission file number 000-22673

Sirona Dental Systems, Inc.

(Exact name of registrant as specified in charter)

Delaware	11-3374812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
30-30 47th Avenue, Suite 500, Long Island City, New York	11101
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

As of August 1, 2007, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,755,917.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007

PART I                      FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.                FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
	(unaudited)
	$’000s (except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$58,491	$80,560
Restricted cash	1,051	953
Accounts receivable, net of allowance for doubtful accounts of $1,078 and $837, respectively	83,707	66,090
Inventories, net	73,237	57,303
Deferred tax assets	7,812	4,671
Prepaid expenses and other current assets	18,288	16,074
Income tax receivable	1,669	—
Total current assets	244,255	225,651
Property, plant and equipment, net of accumulated depreciation and amortization of $25,865 and $18,139, respectively	71,709	61,042
Goodwill	648,875	613,549
Investments	1,152	750
Intangible assets, net of accumulated amortization of $130,475 and $66,242, respectively	589,617	618,993
Other non-current assets	4,785	17,370
Deferred tax assets	4,598	3,649
Total assets	$1,564,991	$1,541,004
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$31,493	$30,303
Short-term debt and current portion of long-term debt	13,882	14,738
Income taxes payable	2,879	10,434
Deferred tax liabilities	4,016	3,208
Accrued liabilities and deferred income	76,959	65,203
Total current liabilities	129,229	123,886
Long-term debt	521,223	518,634
Deferred tax liabilities	229,469	243,491
Other non-current liabilities	13,152	18,128
Pension related provisions	52,705	48,167
Deferred income	92,500	100,589
Total liabilities	1,038,278	1,052,895
Minority interest	263	263
Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 95,000,000 shares authorized; 54,755,917 and 54,608,134 shares issued and outstanding, respectively)	548	546
Additional paid-in capital	596,896	582,447
Excess of purchase price over predecessor basis	(49,103)	(49,103)
Accumulated deficit	(42,757)	(47,406)
Accumulated other comprehensive income	20,866	1,362
Total shareholders’ equity	526,450	487,846
Total liabilities, minority interest and shareholders’ equity	$1,564,991	$1,541,004

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
	$’000s (except share and per share amounts)
Revenue	$157,041	$117,337	$482,008	$385,062
Cost of sales	89,893	65,565	260,242	202,045
Gross profit	67,148	51,772	221,766	183,017
Selling, general and administrative expense	49,633	33,470	150,011	101,112
Research and development	11,811	8,166	34,145	23,139
Provision/(benefit) for doubtful accounts and notes receivable	96	(138)	329	44
Write off of in-process research and development	—	6,000	—	6,000
Net other operating expense	130	622	102	2,306
Operating income	5,478	3,652	37,179	50,416
Foreign currency transactions gain, net	(857)	(11,361)	(9,812)	(9,481)
Gain on derivative instruments	(2,636)	(2,397)	(2,216)	(3,769)
Interest expense, net	5,769	14,893	20,935	43,893
Loss on debt extinguishment	—	—	21,145	—
Income before taxes and minority interest	3,202	2,517	7,127	19,773
Income tax provision	1,121	7,983	2,495	17,463
Minority interest	100	45	(17)	67
Net income/(loss)	$1,981	$(5,511)	$4,649	$2,243
Income/(loss) per share
—Basic	$0.04	$(0.14)	$0.09	$0.06
—Diluted	$0.04	$(0.14)	$0.08	$0.06
Weighted average shares—basic	54,746,515	38,908,289	54,683,876	37,617,750
Weighted average shares—diluted	54,880,563	38,908,289	54,843,488	38,085,232

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	June 30,
	2007	2006
	$’000s
Cash flows from operating activities
Net income	$4,649	$2,243
Adjustments to reconcile net income to net cash used in operating activities
Minority interest	(20)	—
Depreciation and amortization	68,583	45,967
Loss on disposal of property, plant and equipment	97	2
Gain on derivate instruments	(2,216)	(3,769)
Gain on foreign currency transactions	(9,812)	(9,481)
Accreted interest on long term debt	5,350	15,317
Deferred income taxes	(25,494)	(3,817)
Write off of in-process research and development	—	6,000
Amortization of debt issuance cost	2,916	5,283
Loss on debt extinguishment	19,964	—
Compensation expense from stock options	10,598	347
Changes in assets and liabilities, net of business acquired
Accounts receivable	(13,944)	(4,798)
Inventories	(12,989)	(4,039)
Prepaid expenses and other current assets	6,293	13,029
Restricted cash	(37)	103
Other non-current assets	(4,866)	8,853
Trade accounts payable	(78)	(4,200)
Accrued liabilities and deferred income	(6,396)	(11,357)
Other non-current liabilities	(4,713)	6,740
Income taxes receivable	(1,645)	—
Income taxes payable	(6,881)	15,014
Net cash provided by operating activities	29,359	77,437
Cash flows from investing activities
Investment in property, plant and equipment	(16,870)	(10,184)
Proceeds from sale of property, plant and equipment	471	700
Restricted short term investments/securities	—	753
Purchase of intangible assets	(97)	(1,469)
Purchase of long-term investments	(402)	—
Acquisition of businesses, net of cash acquired	(5,573)	14,279
Net cash (used in)/provided by investing activities	(22,471)	4,079
Cash flows from financing activities
Repayments of long-term debt	(559,294)	(73,962)
Proceeds from borrowings	529,747	—
Debt issuance cost	(5,419)	—
Common shares issued under share based compensation plans	1,308	—
Tax effect of common shares exercised under share based compensation plans	1,373	—
Net cash used in financing activities	(32,285)	(73,962)
Change in cash and cash equivalents	(25,397)	7,554
Effect of exchange rate change on cash and cash equivalents	3,327	2,190
Cash and cash equivalents at beginning of period	80,561	65,941
Cash and cash equivalents at end of period	$58,491	$75,685
Supplemental information
Interest paid	$30,385	$23,420
—thereof accreted interest paid on repayment of long-term debt	8,594	—
Interest capitalized	242	122
Income taxes paid	33,102	4,744
Acquisition of businesses, net of cash acquired
Current assets	$2,920	$19,450
Property, plant and equipment	129	207,961
Goodwill, licenses and other non-current assets	6,679	289,412
Current liabilities	(3,992)	(75,579)
Non-current liabilities	(163)	—
Shares and options exchanged	—	(455,523)
	$5,573	$(14,279)

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                 General

The Company and its Operations

Sirona Dental Systems, Inc. and its subsidiaries (“Sirona” or the “Company”) manufacture high quality, technologically advanced dental equipment and systems solutions for the global dental equipment market. Sirona offers a broad range of products across all major segments of the dental equipment market including CEREC CAD/CAM systems, digital and film based intra-oral and panoramic imaging systems, treatment centers and instruments. In June 2006 Sirona acquired Schick Technologies Inc. (“Schick”), which further expanded Sirona’s global presence and product offerings and strengthened its research and development capabilities (the “Exchange”). Sirona has served equipment dealers and dentists worldwide for more than 128 years. Sirona’s headquarters are located in Long Island City, New York with a significant facility located in Bensheim, Germany. Sirona maintains manufacturing and assembling facilities in the U.S. and Germany as well as sales and service facilities throughout the world.

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

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of June 30, 2007 and September 30, 2006 and the results of operations for the three months and nine months and cash flows for the nine months ended June 30, 2007 and June 30, 2006, as applicable, have been made. The results of operations for the three months and nine months ended June 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits measurement of recognized financial assets and liabilities at fair value with some certain exceptions such as investments in subsidiaries, obligations for pension or other postretirement benefits, and financial assets and financial liabilities recognized under leases. Changes in the fair value of items for which the fair value option is elected should be recognized in income or loss. The election to measure eligible items at fair value is irrevocable and can only be made at defined election dates or events, generally on an instrument by instrument basis. Items for which the fair value option is elected should be separately presented or parenthetically be disclosed in the statement of financial position. SFAS 159 also requires significant new disclosures that apply for interim and annual financial statements. SFAS 159 shall be effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted, if certain conditions are met. The effect of the first remeasurement to fair value of eligible items existing will be reported as an adjustment to the opening balance of retained earnings as of the date of adoption. The Company is currently evaluating SFAS 159 and determining whether to elect the fair value option for certain financial assets and liabilities.

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

3.                 Employee Share-Based Compensation

The total stock compensation expense for the Company’s stock option plans amounted to $3,886 for the three months and $10,598 for the nine months ended June 30, 2007. These expenses include the impact of the new stock option plan discussed below.

On December 13, 2006, the Company granted 525,000 stock options under a new Equity Incentive Plan (the “New Plan”). The stock options vest over a period of four years and expire ten years after the date of the grant. The exercise price of such options may not be less than 100% of the fair market value of a share of the Company’s common stock as determined by the closing price as of the date of the grant. The New Plan provides for granting in total up to 2,275,000 stock options to employees. The New Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007.

The fair values of the stock options granted under the New Plan were estimated using the Black-Scholes option pricing model and the assumptions set forth in the following table. The exercise price is equal to the fair market value of Sirona’s stock at the grant date. The expected volatility is determined based on the Company’s historical stock volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant and has a term equal to the expected life of the options. The expected life represents the period of time the options are expected to be outstanding based on anticipated employee behavior. The expected dividend yield is based on the Company’s history of not paying regular dividends in the past and the Company’s current intention not to pay dividends in the foreseeable future.

Exercise price	$39.46
Expected volatility	44%
Risk-free rate	4.47%
Expected life	6.25 years
Expected dividends	—
Grant date fair value	$19.70

4.                 Comprehensive Income

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	$’000s		$’000s
Net Income	$1,981	$(5,511)	$4,649	$2,243
Other Comprehensive Income	5,559	1,799	19,504	1,259
Total Comprehensive Income	$7,540	$(3,712)	$24,153	$3,502

Other comprehensive income relates to the cumulative translation adjustment. The adjustment includes gains on intra-group foreign currency transactions of a long-term investment nature between entities consolidated in these financial statements in the amount of $4,244 for the three months and $14,914 for the nine months ended June 30, 2007.

5.                 Inventories, Net

	June 30,	September 30,
	2007	2006
	$’000s
Finished goods	$36,552	$28,382
Work in progress	13,970	11,688
Raw materials	32,946	25,630
	83,468	65,700
Inventory reserve	(10,231)	(8,397)
	$73,237	$57,303

6.                 Intangible Assets and Goodwill

		Accumulated
	Gross	amortization	Net
	$’000s
As of June 30, 2007
Patents & licenses	$141,062	$27,788	$113,274
Trademarks	130,721	103	130,618
Technologies and dealer relationships	448,062	102,584	345,478
Prepayments for intangible assets	247	—	247
	720,092	130,475	589,617
Goodwill	648,875	—	648,875
Total intangible assets	$1,368,967	$130,475	$1,238,492

		Accumulated
	Gross	amortization	Net
	$’000s
As of September 30, 2006
Patents & licenses	$132,736	$17,168	$115,568
Trademarks	124,282	28	124,254
Technologies and dealer relationships	428,217	49,046	379,171
	685,235	66,242	618,993
Goodwill	613,549	—	613,549
Total intangible assets	$1,298,784	$66,242	$1,232,542

The change in the value of goodwill from September 30, 2006 to June 30, 2007 includes changes in exchange rates totaling $31,873, an addition of $6,679 due to the acquisition of an imaging manufacturer, which is based on a preliminary purchase price allocation and is therefore subject to change, and ($3,226) relating to the accounting for income tax benefits from the exercise of employee stock options.

7.                 Short-Term Debt and Current Portion of Long-Term Debt

Short-term debt relates to the Company’s revolving credit facility utilized in the amount of Euro 7 million ($9.5 million) as of June 30, 2007, as well as the current portion of long-term debt, other short-term debt and accrued interest on long-term debt totaling $4.4 million and $14.7 million, as of June 30, 2007 and September 30, 2006, respectively.

8.                 Long-Term Debt

	June 30,	September 30,
	2007	2006
	$’000s
Senior syndicated loan, Tranche A	$—	$118,013
Senior syndicated loan, Tranche B	—	158,587
Senior syndicated loan, Tranche C	—	139,574
Mezzanine loan	—	115,344
Senior term loan, Tranche A1, variable rate repayable in annual installments starting November 2009 through November 2011	150,657
Senior term loan, Tranche A2, variable rate repayable in annual installments starting November 2009 through November 2011	372,811
Other debt	1,852	1,854
	525,320	533,372
Less current portion	4,097	14,738
	$521,223	$518,634

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

The Senior Facilities Agreement includes: (1) a term loan A1 in an aggregate principal amount of $150 million (the “tranche A1 term loan”) available to Sirona’s subsidiary, Schick NY, as borrower; (2) a term loan A2 in an aggregate principal amount of Euro 275 million (the “tranche A2 term loan”) available to Sirona’s subsidiary, Sirona Dental Services GmbH, as borrower; and (3) a $150 million revolving credit facility available to Sirona Dental Systems GmbH, Schick NY and Sirona Dental Services GmbH, as initial borrowers. The revolving credit facility is available for borrowing in Euro, U.S. dollar, Yen or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There are no cross-border guarantees since all guarantees are by entities that have the same functional currency as the currency in which the respective guaranteed borrowing is denominated.

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

The Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from November 24, 2007 onwards, the applicable margin will vary between 90 basis points and 45 basis points per annum according to our leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement). Interest rate swaps have been established for 66.6% of the interest until March 2010. The interest rate swaps fix the LIBOR or EURIBOR element of interest payable on 66.6% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period range from 3.50% to 5.35%. Settlement of the swaps is required on a quarterly basis.

The Senior Facilities Agreement contains restrictive covenants that limit Sirona’s ability to make loans, make investments (including in joint ventures), incur additional indebtedness, make acquisitions or pay dividends, subject to agreed-upon exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of interest payments and defined earnings measures. If the Company breaches any of the covenants, the loans will be become repayable on demand.

Debt issuance costs of $5.4 million were incurred in relation to the new financing and were capitalized as deferred charges.

Debt Extinguishment

The retirement of the borrowings under the Company’s previous credit facilities, the senior syndicated loan tranches A, B and C and the mezzanine loan facility, was accounted for as a debt extinguishment in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The unscheduled repayment of the mezzanine facility by the Company resulted in a prepayment fee of Euro 0.9 million ($1.2 million). In addition, $19.9 million of unamortized debt issuance costs relating to the previous credit facilities were written off in the period. As a result, a loss on debt extinguishment totaling $21.1 million was recognized in the nine months ended June 30, 2007.

9.                 Income Taxes

For fiscal year 2007, an estimated effective tax rate of 35% has been applied, which is positively impacted by structural changes as a result of the refinancing. This compares to an effective tax rate of 88.3% for fiscal year 2006, which was adversely impacted by foreign income for which no foreign tax credit was available and the non-tax deductible charge related to the write-off of IPR&D in connection with the Exchange.

10.          Income Per Share

The computation of basic and diluted income per share is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
	$’000s (except for share and per share amounts)		$’000s (except for share and per share amounts)
Net income	$1,981	$(5,511)	$4,649	$2,243
Weighted average shares outstanding—basic	54,746,515	38,908,289	54,683,876	37,617,750
Dilutive effect of stock options	134,048	—	159,612	467,482
Weighted average shares outstanding—diluted	54,880,563	38,908,289	54,843,488	38,085,232
Income per share
Basic	$0.04	$(0.14)	$0.09	$0.06
Diluted	$0.04	$(0.14)	$0.08	$0.06

Income per share information for the three-month and nine-month periods ended June 30, 2007 is based on the number of shares which were issued in connection with the Exchange. Because the Company did not grant stock options prior to the Exchange, basic and diluted income per share for periods prior to the Exchange is the same.

Options to acquire 585,000 shares of common stock have been excluded from the computation of diluted income per share because the option price exceeds the average share price during the period.

11.          Product Warranty

The following table provides the changes in the product warranty accrual for the three months and nine months ended June 30, 2007 and June 30, 2006:

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	$’000s		$’000s
Balance at beginning of the period	$12,601	$11,287	$10,879	$9,276
Accruals for warranties issued during the period	6,049	3,389	15,301	11,410
Warranty settlements made during the period	(5,893)	(3,163)	(13,987)	(9,215)
Translation adjustment	174	549	738	591
Balance at the end of the period	$12,931	$12,062	$12,931	$12,062

12.          Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	$’000s		$’000s
Service cost	$100	$77	$292	$224
Interest cost	560	495	1,641	1,439
Net periodic benefit cost	$660	$572	$1,933	$1,663

13.          Segment Reporting

The following tables show the results of the Company’s reportable segments under the Company’s management reporting system. The segment performance measure used to monitor segment performance is gross profit excluding the impact of the acquisition of control of the Sirona business by Sirona Holdings Luxco S.C.A. (“Luxco”), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners (“MDP”), Beecken Petty O’Keefe and management of Sirona, through a leveraged buyout transaction on June 30, 2005 (“MDP Transaction”) and the Exchange. This measure is considered by management to better reflect the performance of each segment as it eliminates the need to allocate centrally incurred costs and significant purchase accounting effects that the Company does not believe to be representative of the performance of the segments. Furthermore, the Company monitors performance geographically by region. As the Company manages its business on both a product and a geographical basis, U.S. GAAP requires segmental disclosure based on product information.

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	$’000s		$’000s
Revenue External
Dental CAD/CAM Systems	$51,458	$38,291	$151,129	$149,767
Imaging Systems	54,523	28,806	166,259	85,924
Treatment Centers	31,039	29,440	101,026	92,448
Instruments	20,011	18,709	63,563	54,856
Total	$157,031	$115,247	$481,977	$382,995
Revenue Internal
Dental CAD/CAM Systems	$—	$—	$—	$—
Imaging Systems	21	12	95	50
Treatment Centers	3	14	9	50
Instruments	1,919	2,577	7,896	8,423
Intercompany elimination	(1,943)	(2,603)	(8,000)	(8,523)
Total	$—	$—	$—	$—
Revenue Total
Dental CAD/CAM Systems	$51,458	$38,291	$151,129	$149,767
Imaging Systems	54,544	28,817	166,354	85,974
Treatment Centers	31,042	29,454	101,035	92,498
Instruments	21,930	21,286	71,459	63,280
Total	$158,974	$117,849	$489,977	$391,519
Segment Performance Measure
Dental CAD/CAM Systems	$33,297	$28,056	$104,654	$112,075
Imaging Systems	31,589	13,939	97,992	40,967
Treatment Centers	11,652	11,536	39,851	34,891
Instruments	8,243	9,145	28,870	27,922
Total	$84,781	$62,676	$271,367	$215,855
Depreciation and Amortization Expense
Dental CAD/CAM Systems	$788	$495	$1,631	$1,439
Imaging Systems	1,310	673	3,231	1,918
Treatment Centers	678	564	1,820	1,767
Instruments	719	686	1,879	1,865
Total	$3,495	$2,417	$8,561	$6,989

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. As of October 1, 2006, the Company changed the basis of accounting for its management reporting from statutory German accounting standards to U.S. GAAP, the basis used to prepare the consolidated financial statements. As a result, the differences shown between management reporting and U.S. GAAP for the three- and nine-month periods ended June 30, 2007, are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	$’000s		$’000s
Revenue
Total segments	$157,031	$115,247	$481,977	$382,995
Electronic center and corporate	10	138	31	169
Differences management reporting vs U.S. GAAP	—	1,952	—	1,898
Consolidated revenue	157,041	117,337	482,008	385,062
Depreciation and Amortization
Total segments	3,495	2,417	8,561	6,988
Electronic center and corporate	459	461	1,355	1,362
Differences management reporting vs. U.S. GAAP	19,613	13,054	58,472	37,617
Consolidated depreciation and amortization	23,567	15,932	68,388	45,967
Segment Performance Measure
Total segments	84,781	62,676	271,367	215,855
Electronic center and corporate	(150)	719	1,742	1,495
Differences management reporting vs. U.S. GAAP	(17,483)	(11,623)	(51,343)	(34,333)
Consolidated gross profit	67,148	51,772	221,766	183,017
Selling, general and administrative expense	49,633	33,470	150,011	101,112
Research and development	11,811	8,166	34,145	23,139
Provision/(benefit) for doubtful accounts and notes receivable	96	(138)	329	44
Write off of in-process research and development	—	6,000	—	6,000
Net other operating loss	130	622	102	2,306
Foreign currency transactions gain, net	(857)	(11,361)	(9,812)	(9,481)
Gain on derivative instruments	(2,636)	(2,397)	(2,216)	(3,769)
Interest expense, net	5,769	14,893	20,935	43,893
Loss on debt extinguishment	—	—	21,145	—
Income Before Income Taxes and Minority Interest	$3,202	$2,517	$7,127	$19,773

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

All amounts are reported in thousands of U.S. dollars ($), except as otherwise disclosed.

This report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans” and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. All forward looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

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

Significant Factors that Affect Sirona’s Results of Operations

Increased Focus on Sirona’s Position in the U.S. Market and Further Global Expansion

The U.S. market is the largest individual market for Sirona. Over the last three fiscal years, from October 1, 2003 to September 30, 2006, Sirona experienced strong revenue growth, with U.S. dollar revenue increasing on average by 31% annually. Bolstered by the Exchange, which closed on June 20, 2006, this trend has continued in fiscal year 2007. Several products have generated significant interest in the U.S. market, including, but not limited to, CEREC, Schick imaging products, the ORTHOPHOS XG line, Galileos, inLab, inEos, C8 + and electrical handpieces and SIROlaser.

Sirona works together with large distributors, including Patterson Dental and Henry Schein, which accounted for 31% and 17%, respectively, of Sirona’s global revenues for the nine-month period ended June 30, 2007.

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

Transactions Accounted for as Business Combinations

The MDP Transaction and the Exchange were accounted for as business combinations and are described in detail in the Company’s annual report on Form 10-K for fiscal year 2006.

As a result of these transactions, Sirona’s cost of goods sold and SG&A expense have been and will continue to be materially affected by (i) higher depreciation and amortization costs arising from the step-up of Sirona’s assets and liabilities to fair value; and (ii) accounting for the Company’s stock option plans. Taxes, interest and net income have also been and will continue to be substantially impacted by the structural changes resulting from these business combinations.

IPR&D projects acquired in connection with the Exchange and the MDP Transaction, with fair values of $6.0 million and $33.8 million, respectively, were appraised and charged to the income statement at the respective dates of acquisition. The projects primarily related to (i) 3D-Imaging, (ii) enhancements to the CAD/CAM system’s hardware and software, (iii) the new treatment center platform and (iv) intra-oral digital imaging. The fair value of $6.0 million in connection with the Exchange related primarily to the intra-oral digital imaging projects. As of June 30, 2007, the 3D-Imaging and the majority of the CAD/CAM system’s enhancements have been completed.

The remaining estimated costs to complete the significant projects at June 30, 2007 were (i) $0.7 million for an outstanding enhancement to the CAD/CAM system, (ii) $8.9 million for the new treatment center platform, and (iii) $0.3 million for the intra-oral digital imaging projects. The estimated percentages of completion of the significant projects as of June 30, 2007 were (i) 60%, (ii) 43% and (iii) 90%, respectively.

As of June 30, 2007, (i) the project for enhancements to the CAD/CAM system’s hardware and software was more than half way through the product development phase, with the remaining steps prior to the project release phase being the finalization of project development including working models, beta testing and regulatory approvals, (ii) the new treatment center platform was in the product development phase with the remaining steps prior to the product release phase being the development of working models, beta testing and regulatory approvals, and (iii) the intra-oral digital imaging projects were close to completion as specified prior to the Exchange.

It is anticipated that the projects will be completed in fiscal year 2008 and begin to generate cash in the fiscal year following their completion. There are no specific risks and uncertainties associated with these projects; however, the general risks relating to the Company as discussed under “Risk Factors” as set forth in our Form 10-K for the fiscal year ended September 30, 2006 may apply.

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. For the nine months ended June 30, 2007, approximately 50% of Sirona’s revenue and approximately 77% of its expenses were denominated in Euros. During the periods under review, the U.S. dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2005 and June 30, 2007, the U.S. dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of 1.1770 to a high of 1.3652 and as of June 30, 2007 and September 30, 2006 were 1.3499 and 1.2669, respectively. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of June 30, 2007, these contracts had notional amounts totalling $31.7 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. dollar could materially affect Sirona’s results of operations.

Certain revenue information under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. dollar/Euro average foreign exchange rate for the current period. The exchange rates used in converting Euro denominated revenues into U.S. dollar in the Company’s financial statements prepared in accordance with U.S. GAAP were: $1.3483 and $1.2565 for the three months ended June 30, 2007 and 2006, respectively, and $1.3153 and $1.2134 for the nine months ended June 30, 2007 and 2006, respectively.

Loans made to Sirona under the new senior credit facility entered into November 22, 2006 are denominated in the functional currency of the respective borrowers. See “Liquidity and Capital Resources” for a discussion of our new senior credit facility. However, intercompany loans are denominated in the functional currency of only one of the parties to the loan agreements. Where intercompany loans are of a long-term investment nature, the potential non-cash fluctuations in currency exchange rates are reflected within other comprehensive income. These fluctuations may be significant in any period due to changes in the exchange rates between the Euro and the U.S. dollar.

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

It is expected that a new tax law in Germany will be effective during Sirona’s fourth quarter of the current fiscal year. If the new tax law is signed and enacted as expected, Sirona estimates that it will significantly reduce income tax expense in the fourth quarter due to remeasurement of deferred tax amounts.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue for the three months ended June 30, 2007 was $157.0 million, an increase of $39.7 million or 33.8%, as compared with the three-months ended June 30, 2006. On a constant currency basis, adjusting for the fluctuations in the U.S. dollar/Euro rate, total revenue increased by 27.1%. Growth rates were 89.3% (up 79.9% on a constant currency basis) for the Imaging Systems segment, 34.4% (up 29.8% on a constant currency basis) for the Dental CAD/CAM Systems segment, 7.0% (up 0.6% on a constant currency basis) for the Instruments segment and 5.4% (down 1.4% on a constant currency basis) for the Treatment Center segment. The positive Imaging Systems segment development in the three month period ended June 30, 2007 was attributable to the inclusion of the Schick operations, the continued adoption of digital radiography and the recently launched 3D digital panoramic imaging unit GALILEOS. While sales of the GALILEOS unit contributed to the increase, the Company has experienced a longer than expected sales cycle, as new product offerings entering the 3D digital marketplace have caused the dental community to take longer than expected to evaluate the available options. The increase in the Dental CAD/CAM Systems segment was mainly driven by the newly launched CAD/CAM milling unit MC-XL, while Sirona sold fewer MC3 Systems than expected. On a constant currency basis, Instruments and Treatment Center segment revenues were generally flat year over year. Revenue changes in all segments were mainly volume driven, while prices in general remained stable.

Revenue in the United States for the three months ended June 30, 2007 increased by 58.5% compared to the same period last year. This development was particularly attributable to the inclusion of the Schick operations as well as the new product launches GALILEOS (3D imaging) and the CAD/CAM milling unit MC-XL. Revenue growth outside of the United States was 24.4% (up 16.0% on a constant currency basis) and was particularly robust in Germany, Australia and China. Growth was driven by all segments, except for Treatment Centers, which were slightly below prior year.

Cost of Sales

Cost of sales for the three months ended June 30, 2007 was $89.9 million, an increase of $24.3 million, or 37.1%, as compared with the three months ended June 30, 2006. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets, which was $19.4 million for the three months ended June 30, 2007, compared with $14.2 million for the three months ended June 30, 2006. The quarter-over-quarter increase in amortization and depreciation expense mainly resulted from the fair value adjustments related to the Exchange. Excluding these amounts, costs of sales as a percentage of revenue increased to 44.9% for the three months ended June 30, 2007 compared with 43.8% for the three months ended June 30, 2006 and gross profit as a percentage of revenue decreased by 1.1 percentage points to 55.1% from 56.2%. Gross profit margin was positively impacted by the Schick product lines, the 3D imaging unit GALILEOS as well as robust German sales. These positive developments were offset by higher manufacturing costs and start-up expenses for the new CAD/CAM milling unit. The Company plans to address the elevated cost structure, but expects that the higher manufacturing expenses will continue in the next few quarters. Gross profit margins were also negatively impacted by variations in the U.S. dollar/Euro rate as most of the expenses are denominated in Euro.

Selling, General and Administrative

For the three months ended June 30, 2007, SG&A expense was $49.6 million, an increase of $16.2 million, or 48.3%, as compared with the three months ended June 30, 2006. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets, as well as non-cash stock option expense in the amount of $4.7 million for the three months ended June 30, 2007, compared with $0.9 million for the three months ended June 30, 2006. The year-over-year increase in amortization and depreciation expense reflects the step-up to the fair values of certain assets resulting from the Exchange. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 28.6% for the three months ended June 30, 2007 as compared with 27.8% for the three months ended June 30, 2006. The increase was primarily due to the inclusion of Schick, variations in the U.S. dollar/Euro exchange rates as most of the expenses were denominated in Euro, expenses associated with major product launches, and the general growth in revenue and Sirona’s expanded presence in various markets, including the United States, China and Japan.

Research and Development

R&D expense for the three months ended June 30, 2007 was $11.8 million, an increase of $3.6 million, or 44.6%, as compared with the three months ended June 30, 2006. R&D expense included non-cash stock option expense in the amount of $0.5 million for the three months ended June 30, 2007 whereas the three months ended June 30, 2006 did not include any non-cash stock option expense. Excluding these amounts, as a percentage of revenue, R&D expense increased to 7.2% for the three months ended June 30, 2007, compared with 7.0% for the three months ended June 30, 2006. The quarter-over-quarter increase was primarily driven by the inclusion of the Schick operations, variations in the U.S. dollar/Euro exchange rates as most of the expenses were denominated in Euro and expenses relating to the development of the new treatment center platform.

Write-off of In-process Research and Development

Write-off of IPR&D for the three months ended June 30, 2007 and 2006 was $0 and $ 6.0 million, respectively. The write-off was recorded as a result of the allocation of the acquisition purchase price for the Exchange. This was a one-time charge that will not have a continued impact on Sirona’s future results. IPR&D projects included in the amount written off primarily relate to enhancements of the intra-oral sensor technology.

Gain on Foreign Currency Transactions

Gain on foreign currency transactions for the three months ended June 30, 2007 amounted to $0.9 million compared to a gain of $13.8 million for the three months ended June 30, 2006. For the three months ended June 30, 2007 the gain included an unrealized non-cash foreign currency gain of $1.5 million on the U.S. dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on U.S. dollar denominated short-term intra-group loans to German entities of $1.3 million. The gain for the three months ended June 30, 2006 included an unrealized non-cash foreign currency gain resulting from translation adjustments to the carrying value of the U.S. dollar denominated bank debt of $6.1 million and a foreign currency gain of $4.9 million on the U.S. dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment.

Gain on Derivative Instruments

Gain on derivative instruments for the three months ended June 30, 2007 amounted to $2.6 million compared to a gain of $2.4 million for the three months ended June 30, 2006. For the three months ended June 30, 2007 the gain included an unrealized non-cash gain of $2.8 million on interest swaps, as well as a non-cash loss on foreign currency hedges of $0.2 million. The gain for the three months ended June 30, 2006 included an unrealized non-cash gain of $1.2 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $1.2 million.

Interest Expense

Net interest expense for the three months ended June 30, 2007 was $5.8 million, compared to $14.9 million for the three months ended June 30, 2006. This decrease was primarily due to the Company’s refinancing of its previous credit facilities on November 24, 2006 on more favorable terms. In addition, interest expense for the three months ended June 30, 2006 included interest of $3.2 million on a shareholder loan which was subsequently transferred to a group entity as consideration for the Exchange and was eliminated on consolidation as of June 20, 2006.

Income Tax Provision

The income tax provision for the three months ended June 30, 2007 was $1.1 million, compared to $8.0 million for the three months ended June 30, 2006. For fiscal year 2007, an estimated effective tax rate of 35% has been applied, which is positively impacted by structural changes as a result of the refinancing. The income tax provision for the third quarter of fiscal year 2006 was adversely impacted by foreign income for which no foreign tax credit was available and the non-deductible charge for the write-off of IPR&D associated with the Exchange in the amount of $6.0 million.

Net Income

Sirona’s net income for the three months ended June 30, 2007 was $2.0 million, an increase of $7.5 million, as compared with the three months ended June 30, 2006. As described above, Sirona’s net income was significantly impacted by the MDP Transaction and the Exchange. For the three months ended June 30, 2007, amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to the Exchange and the MDP Transaction amounted to $19.6 million ($12.7 million net of tax). Furthermore, unrealized, non-cash foreign currency gains on the deferred income from the Patterson exclusivity payment and on short-term shareholder loans amounted to $2.7 million ($1.8 million net of tax) and option expense was $3.9 million ($2.5 million net of tax). Excluding these items, net income increased due to higher revenue, partially offset by higher SG&A and R&D expenses.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Revenue for the nine months ended June 30, 2007 was $482.0 million, an increase of $96.9 million, or 25.2%, as compared with the nine months ended June 30, 2006. On a constant currency basis, adjusting for the fluctuations in the U.S. dollar/Euro rate, total revenue increased by 18.3%. Growth rates were 93.5% (up 82.4% on a constant currency basis) for the Imaging Systems segment, 15.9% (up 7.7% on a constant currency basis) for the Instruments segment, 9.3% (up 1.2% on a constant currency basis) for the Treatment Center segment and 0.9% (down 2.6% on a constant currency basis) for the Dental CAD/CAM Systems segment. The positive Imaging Systems segment development in the nine months ending June 30, 2007 was attributable to the inclusion of the Schick operations, the continued adoption of digital radiography and the recently launched 3D digital panoramic imaging unit, GALILEOS. While sales of the GALILEOS unit contributed to the increase, the Company has experienced a longer than expected sales cycle, as new product offerings entering the 3D digital marketplace have caused the dental community to take longer than expected to evaluate the available options. The Instruments segment revenue increase resulted, in part, from new products, such as endodontic applications, as well as from special volume product offers for emerging markets. Treatment Center revenue was positively impacted by strong revenues in Germany, China, the Middle East and Russia. The relative decrease in revenue growth in the Dental CAD/CAM Systems segment during the nine months ended June 30, 2007 was due to (i) a challenging year-over-year comparison as revenues in the first six months of fiscal year 2006 were very strong, (ii) investment caution by our customers in the first half of the fiscal year as many of them appeared to be awaiting the launch and delivery of our new milling unit MC-XL, which was offset by the start of the serial delivery of such units in March 2007, and (iii) fewer MC3 Systems sold than exptected. Revenue changes in the segments were mainly volume driven while prices in general remained stable.

Revenue in the United States for the nine months ended June 30, 2007 increased by 39.6% compared to the same period last year. This development was particularly attributable to the inclusion of the Schick operations and the continuing strong performance of the Imaging Systems segment which included deliveries of our new 3D imaging unit GALILEOS. Revenue growth outside of the United States was 18.8% (up 9.6% on a constant currency basis). All regions contributed to this development. Revenues were particularly robust in Germany, the Middle East, Russia and China, whereas South Korean sales slowed down.

Cost of Sales

Cost of sales for the nine months ended June 30, 2007 was $260.2 million, an increase of $58.2 million, or 28.8%, as compared with the nine months ended June 30, 2006. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets, which was $56.7 million for the nine months ended June 30, 2007, compared with $38.2 million for the nine months ended June 30, 2006. The year-over-year increase in amortization and depreciation expense for the nine months mainly resulted from the fair value adjustments related to the Exchange. Excluding these amounts, costs of sales as a percentage of revenue decreased to 42.2% for the nine months ended June 30, 2007 compared with 42.5% for the nine months ended June 30, 2006 and gross profit as a percentage of revenue increased by 0.3 percentage points to 57.8% from 57.5%. The gross profit margin development was positively impacted by the Schick product lines, the 3D imaging unit GALILEOS as well as strong German sales and a favorable product mix in the Treatment Center segment. These positive developments were mainly offset by higher manufacturing costs and start-up expenses for the new CAD/CAM milling unit. The Company plans to address the elevated cost structure, but expects that the higher manufacturing expenses will continue in the next few quarters. Gross profit margins were also negatively impacted by special volume product offers for emerging markets for the Instruments segment and by variations in the U.S. dollar/Euro rate as most of the expenses are denominated in Euro.

Selling, General and Administrative

For the nine months ended June 30, 2007, SG&A expense was $150.0 million, an increase of $48.9 million, or 48.4%, as compared with the nine months ended June 30, 2006. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets as well as non-cash option expense in the amount of $12.4 million for the nine months ended June 30, 2007, compared with $1.1 million for the nine months ended June 30, 2006. The year-over-year increase in amortization and depreciation expense reflects the step-up to the fair values of certain assets resulting from the Exchange. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 28.5% for the nine months ended June 30, 2007 as compared with 26.0% for the nine months ended June 30, 2006. The increase was primarily due to the inclusion of Schick, variations in the U.S. dollar/Euro exchange rates as most of the expenses were denominated in Euros, expenses associated with the bi-annual International Trade Show, IDS, held in Cologne, Germany at the end of March and expenses associated with the growth in revenue and with Sirona’s expanded presence in various markets, including the United States, China and Japan. Furthermore, administration expenses for the nine months ended June 30, 2007, include costs for the preparation and audit and review of U.S. GAAP accounts as well as compliance with Sarbanes Oxley, which were not applicable for the majority of the first six months of the nine months ended June 30, 2006.

Research and Development

R&D expense for the nine months ended June 30, 2007 was $34.1 million, an increase of $11.0 million, or 47.6%, as compared with the nine months ended June 30, 2006. R&D expense included non-cash stock option expense in the amount of $1.0 million for the nine months ended June 30, 2007; the nine months ended June 30, 2006 did not include any non-cash stock option expense. Excluding this amount, as a percentage of revenue, R&D expense increased to 6.9% for the nine months ended June 30, 2007, compared to 6.0% for the nine months ended June 30, 2006. The increase was primarily driven by the inclusion of the Schick operations, variations in the U.S. dollar/Euro exchange rates as most of the expenses were denominated in Euro and expenses relating to the development of the new treatment center platform.

Write-off of In-process Research and Development

Write-off of IPR&D for the nine months ended June 30, 2007 and 2006 was $0 and $ 6.0 million, respectively. The write-off was recorded as a result of the allocation of the acquisition purchase price for the Exchange. This was a one-time charge that will not have a continued impact on Sirona’s future results. IPR&D projects included in the amount written off primarily relate to enhancements of the intra-oral sensor technology.

Gain on Foreign Currency Transactions

Gain on foreign currency transactions for the nine months ended June 30, 2007 amounted to $9.8 million compared to a gain of $9.4 million for the nine months ended June 30, 2006. For the nine months ended June 30, 2007, the gain included foreign currency gains upon the repayment of the U.S. dollar denominated bank debt of $3.9 million, an unrealized non-cash foreign currency gain of $6.3 million on the U.S. dollar denominated deferred income, from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on the U.S. dollar denominated bank loans and short term intra-group loans to German entities of $2.6 million. The gain for the nine months ended June 30, 2006 included an unrealized non-cash foreign currency gain of $5.1 million on the U.S. dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment and a non-cash foreign currency gain of $6.5 million on the U.S. dollar denominated bank debt.

Gain on Derivative Instruments

Gain on derivative instruments for the nine months ended June 30, 2007 amounted to $2.2 million compared to a gain of $3.8 million for the nine months ended June 30, 2006. For the nine months ended June 30, 2007, the gain included an unrealized non-cash gain of $1.9 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $0.3 million. The gain for the nine months ended June 30, 2006 included an unrealized non-cash gain of $1.2 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $2.5 million.

Interest Expense

Net interest expense for the nine months ended June 30, 2007 was $20.9 million, compared to $43.9 million for the nine months ended June 30, 2006. This decrease was primarily due to the Company’s refinancing of its previous credit facilities on November 24, 2006 on more favorable terms. In addition, interest expense for the nine months ended June 30, 2006 included interest of $10.1 million on a shareholder loan which was subsequently transferred to a group entity as consideration for the Exchange and was eliminated on consolidation since June 20, 2006.

Debt Extinguishment

The retirement of the borrowings under the Company’s previous credit facilities, the senior syndicated loan tranches A, B and C and the mezzanine loan facility was accounted for as a debt extinguishment in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The unscheduled repayment of the mezzanine facility by the Company resulted in a prepayment fee of Euro 0.9 million ($1.2 million). In addition, $19.9 million of unamortized debt issue costs relating to the previous credit facilities were written off in the period. As a result, a loss on debt extinguishment totaling $21.1 million was recognized in the nine months ended June 30, 2007.

Income Tax Provision

The income tax provision for the nine months ended June 30, 2007 was $2.5 million, compared to $17.5 million for the nine months ended June 30, 2006. For fiscal year 2007 an estimated effective tax rate of 35% has been applied, which is positively impacted by structural changes as a result of the refinancing. The income tax provision for the nine months ended June 30, 2006 was adversely impacted by foreign income for which no foreign tax credit was available and the non-deductible charge for the write-off of IPR&D associated with the Schick acquisition in the amount of $6.0 million.

Net Income

Sirona’s net income for the nine months ended June 30, 2007 was $4.6 million, an increase of $2.5 million, as compared with the nine months ended June 30, 2006. As described above, Sirona’s net income was significantly impacted by the MDP Transaction and the Exchange. For the nine months ended June 30, 2007, amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to the Exchange and the MDP Transaction totaled $58.5 million ($38.0 million, net of tax). In addition to this effect, losses of $21.1 million were recorded on debt extinguishment ($13.7 million, net of tax). Furthermore, foreign currency gains on the repayment of the Tranche A U.S. dollar denominated bank debt, gains on the deferred income from the Patterson exclusivity payment and on short-term intra-group loans amounted to $12.8 million ($8.3 million, net of tax) and stock option expense was $10.6 million ($6.9 million, net of tax). Excluding these items in both periods, net income increased due to higher revenue, partially offset by higher SG&A and R&D expenses.

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

	Nine months	Nine months
	ended	ended
	June 30,	June 30,
	2007	2006
	$’000s
Net cash provided by operating activities	$29,359	$77,437
Net cash (used in)/ provided by investing activities	(22,471)	4,079
Net cash (used in) financing activities	(32,285)	(73,962)
(Decrease)/Increase in cash during the period	$(25,397)	$7,554

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $29.4 million for the nine months ended June 30, 2007 compared to $77.4 million for the nine months ended June 30, 2006. The primary contributing factors to the decrease in cash provided by operating activities were (i) income tax payments in the amount of $33,1 million for the nine months ended June 30, 2007, compared to $4.7 million for the nine months ended June 30, 2006, (ii) accreted interest paid on the repayment of debt in connection with the refinancing in November 2006 in the amount of $8.6 million, and (iii) the increase of inventories and accounts receivable as a result of strong revenues in June 2007. Inventory levels increased due to the ramp up for new product launches and the acquisition of an imaging products company. Income tax payments in the nine months ended June 30, 2007 were made in relation to taxes for prior year periods, which had been accrued at the end of fiscal year 2006, and for prepayments for the current fiscal year.

Net Cash (Used in)/Provided by Investing Activities

Net cash used in investing activities represents cash used for capital expenditures, financial investments and long-lived asset disposals. The primary contributors to the investing cash outflow in the periods presented are capital expenditures in the course of normal operating activities and the cash effect from the acquisition of an imaging products company and the Exchange.

Net cash used in investing activities was $22.5 million for the nine months ended June 30, 2007, compared to a cash-inflow of $4.1 million for the nine months ended June 30, 2006. The primary contributors to the investing cash outflow in the nine months ending June 30, 2007 were (i) investments in special tools and software related to new product launches, (ii) leasehold improvements for the Company’s new office building in Bensheim, and (iii) the acquisition of an imaging systems manufacturer. The primary contributor to the investing cash inflow in the nine months ended June 30, 2006 was the Exchange with $14.3 million, offset by capital expenditures of $11.7 million primarily related to property, plant and equipment and software developed for sale.

Net Cash Used in Financing Activities

Net cash used in financing activities was $32.3 million for the nine months ended June 30, 2007, compared to $73.9 million for the nine months ended June 30, 2006. Net cash used in financing activities in the nine months ended June 30, 2007 reflected the refinancing of the Company’s prior credit facilities as of November 24, 2006 and the utilization of the Company’s revolving credit facility in the period. Cash used in financing activities in the nine month period ended June 30, 2006 comprised unscheduled prepayments of the Mezzanine loan (Euro 15.0 million or $18.1 million) as well as Tranche C (Euro 15.0 million or $18.1 million).

Sirona’s management believes that Sirona’s operating cash flows and available cash (including restricted cash), together with its long-term borrowings, will be sufficient to fund its working capital needs, research and development expenses (including but not limited to the acquired in-process research and development), anticipated capital expenditure and debt service requirements for the foreseeable future.

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

The Senior Facilities Agreement includes: (1) a term loan A1 in an aggregate principal amount of $150 million (the “tranche A1 term loan”) available to Sirona’s subsidiary, Schick NY, as borrower; (2) a term loan A2 in an aggregate principal amount of Euro 275 million (the “tranche A2 term loan”) available to Sirona’s subsidiary, Sirona Dental Services GmbH, as borrower; and (3) a $150 million revolving credit facility available to Sirona Dental Systems GmbH, Schick NY and Sirona Dental Services GmbH, as initial borrowers. The revolving credit facility is available for borrowing in Euro, U.S. dollars, Yen or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There are no cross-border guarantees since all guarantees are by entities that have the same functional currency as the currency in which the respective guaranteed borrowing is denominated.

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

The Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from November 24, 2007 onwards, the applicable margin will vary between 90 basis points and 45 basis points per annum according to the Company’s leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement). Interest rate swaps have been established for 66.6% of the interest until March 2010. The interest rate swaps fix the LIBOR or EURIBOR element of interest payable on 66.6% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period range from 3.50% to 5.35%. Settlement of the swaps is required on a quarterly basis.

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

Debt issuance costs of $5.4 million were incurred in relation to the new financing and were capitalized as deferred charges.

Other Financial Data (unaudited)

	Three months ended		Nine months ended
	June 30,		June 30.
	2007	2006	2007	2006
	$’000s		$’000s
Net income	$1,981	$(5,511)	$4,649	$2,243
Net interest expense	5,769	14,893	20,935	43,893
Provision for income taxes	1,121	7,983	2,495	17,463
Depreciation	3,822	2,651	9,555	9,570
Amortization	19,745	13,281	58,833	36,397
EBITDA	$32,438	$33,297	$96,467	$109,566

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

In addition, other companies may define EBITDA differently. EBITDA, as well as the other information in this filing, should be read in conjunction with Sirona’s consolidated financial statements and footnotes.

In addition to EBITDA, the accompanying financial tables also set forth certain supplementary information that Sirona believes is useful for investors in evaluating Sirona’s underlying operations. This supplemental information includes gains/losses recorded in the periods presented which relate to the early extinguishment of debt, share based compensation, revaluation of dollar-denominated exclusivity payment and borrowings where the functional currency is Euro, and the Exchange. Sirona’s management believes that these items are either nonrecurring or noncash in nature, and should be considered by investors in assessing Sirona’s financial condition, operating performance and underlying strength.

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

Supplemental Information

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	$’000s		$’000s
Write off of IPR&D	—	6,000		6,000
Fair value increase in inventory	—	441	—	441
Loss on debt extinguishment	—	—	21,145	—
Share-based compensation	3,886	279	10,598	279
Unrealized, non-cash (gain) on revaluation of the carrying value of the $-denominated exclusivity fee	(1,471)	(4,949)	(6,337)	(5,123)
Foreign currency exchange (gain) on the early extinguishment of $-denominated bank debt	—	—	(3,885)	—
Unrealized, non-cash (gain) on revaluation of the carrying value of $-denominated bank loans and short-term shareholder loans	(1,251)	(6,053)	(2,604)	(6,496)
	$1,164	$(4,282)	$18,917	$(4,899)

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

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of June 30, 2007. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.                LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.        RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item IA of its 2006 Annual Report on Form 10-K.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Date: August 9, 2007

SIRONA DENTAL SYSTEMS, INC.
By:	/s/ SIMONE BLANK
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)