Form 10-K
period 2007-09-30
SIRONA DENTAL SYSTEMS, INC.
filed 2007-12-07
CIK 1014507

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-22673

Sirona Dental Systems, Inc.
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)		11-3374812 (I.R.S. Employer Identification No.)
30-30 47th Avenue, Suite 500,
Long Island City, New York (Address of principal executive offices)	11101 (Zip Code)	(718) 937-5765 (Telephone No.)
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
Common stock, par value $0.01 per share		The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Securities Registered Pursuant to Section 12(g) of the Act:
None (Title of class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 30, 2007 the last business day of the registrant's most recently completed second fiscal quarter was approximately $560,388,520. Such aggregate market value is computed by reference to the closing sale price of the Common Stock on such date.

        As of November 30, 2007, the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, was 54,767,130.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the registrant's definitive proxy statement for its 2008 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission not later than January 28, 2008 are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by January 28, 2008 the required information will be filed as an amendment to this report on Form 10-K no later than that date.

FORWARD-LOOKING STATEMENTS

        This Form 10-K Annual Report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Annual Report, words such as "anticipate," "believe," "estimate," "expect," "intend," "objectives," "plans" and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report and the "Risk Factors" set forth in Item 1A of this Annual Report. All forward looking statements speak only as of the date of this Annual Report and are expressly qualified in their entirely by the cautionary statements included in this report. The Company undertakes no obligation to update or revise forward-looking statements which maybe made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

Table of Contents

Item of Form 10-K

PART I

ITEM 1.    BUSINESS

Overview

        Sirona Dental Systems, Inc. ("Sirona" or the "Company") is a leading manufacturer of high-tech dental equipment. Sirona focuses on developing innovative systems and solutions for dentists globally. Sirona provides a broad range of advanced products in each of four primary areas:

  •
  Dental CAD/CAM Systems;

  •
  Imaging Systems;

  •
  Treatment Centers; and

  •
  Instruments.

        Sirona distributes its products globally to dental practices, clinics and laboratories through an international network of distributors. The distributors typically cover both dental equipment and consumables, and, therefore, have regular contact with the ultimate end-users.

        Sirona's revenue for the year ended September 30, 2007 was $659.9 million. Sirona sells its products globally, with the U.S. market contributing 33% of revenue, or $215.9 million, and the rest of the world contributing 67% of revenue, or $444.0 million.

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

        In 1997, funds advised by the financial sponsor, Permira, acquired the dental business (Sirona) from Siemens in a leveraged buy-out transaction. Following the transaction, Sirona substantially increased its international sales and intensified its focus on product innovation. In November 2003, Permira sold Sirona to the Scandinavian financial sponsor EQT and management in a leveraged buy-out transaction that closed on February 16, 2004. On April 30, 2005, funds managed by Madison Dearborn Partners, a private equity firm, and Sirona's management entered into an agreement to acquire Sirona in a leveraged buy-out transaction that closed on June 30, 2005.

        On September 25, 2005, Schick Technologies, Inc. ("Schick") entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. ("Luxco") and Sirona Holding GmbH ("Sirona Holding") providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco's entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of €151.0 million ($182 million) plus accrued interest (the "Exchange"). On June 20, 2006, the Exchange closed and Schick, a Delaware corporation formed in 1997, was renamed Sirona Dental Systems, Inc. Even though Sirona Holding became a subsidiary of Schick upon the completion of the Exchange, Sirona Holding was deemed the acquiring corporation for accounting purposes because Luxco received a controlling ownership interest in the Company, Sirona Holding's designees constitute a majority of the members of the Company's board of directors and Sirona Holding's senior management represent a majority of the senior management of the Company.

        Schick's business was founded in 1992 and it completed an initial public offering of its common stock on July 1, 1997. Our common stock is currently traded publicly on the NASDAQ Global Select

Market. In connection with the Exchange, we changed our trading symbol to "SIRO" from "SCHK." Previously, from September 16, 1999 through December 20, 2005, Schick's common stock was traded on the Over-the-Counter ("OTC") Bulletin Board under the trading symbol "SCHK."

Industry/Products

Overview

        The global dental market encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. This market has enjoyed steady growth over the past years, driven by a number of factors, including an increased desire for aesthetics, a demographic shift towards an aging population coupled with a desire to retain tooth structure later in life, growth in disposable income, a desire for more convenience on the part of both dentists and patients, a shift towards private pay, a greater need for dental preventative care and technological innovation.

        The global dental market has been impacted by technological developments that allow a dentist to increase productivity. This is particularly important in markets where demand for dental services is increasing and the number of dentists remains relatively fixed. In addition, technological developments allow dentists to offer higher quality treatment to patients. We believe that the high-tech end of the dental market is growing at a faster pace than the overall dental market and that this trend will continue over time.

        Recent technological advancements in the dental equipment industry include 3D radiography, digital radiography, CAD/CAM technology, intra oral cameras and periodontic instruments.

        Dental equipment comprises the whole working environment of a dentist or dental technician, including the dentist's chair, lights, imaging systems and dental CAD/CAM systems, instruments, as well as practice furniture and other dental or laboratory equipment. Investments in dental equipment are capital intensive and the average product life cycle ranges between 10-20 years (shorter for instruments), depending on the nature and quality of the dental equipment.

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

        Set forth below is a brief description of each of our segments. See Note 23 to our consolidated financial statements for revenues and gross profit by segment for each of the last three fiscal years, and assets by segment, at September 30, 2007 and 2006.

Dental CAD/CAM Systems

        Dental CAD/CAM Systems address the worldwide market for dental restorations, which includes several types of restorations, such as inlays, onlays, veneers, crowns, bridges, copings and bridge frameworks made from ceramic, metal or composite blocks. The global market for dental restorations can be divided into two sub-segments: hand-made in-mouth filings and out-of-mouth pre-shaped restorations. CAD/CAM-produced ceramic restorations represent a small but growing part of the out-of-mouth restoration market. Although the number of out-of-mouth restorations prepared with CAD/CAM systems has increased over the last three years, the number of dental practitioners and dental laboratories using CAD/CAM technology worldwide is still low. For example, Sirona estimates that market penetration in the United States is approximately 8% and in Germany approximately 11%.

        Sirona pioneered the application of high-tech CAD/CAM techniques to the traditional lab-based restoration process with the commercialization of the CEramic REConstruction, or CEREC, method. Sirona's CEREC system is an in-office application which enables the dentist to produce high quality restorations from ceramic material and insert them into the patient's mouth during a single appointment. CEREC represents an advantageous substitute for the traditional out-of-mouth pre-shaped restoration method, which requires a dentist to send a model of the damaged tooth to a dental laboratory, and therefore multiple patient visits. The system consists of an imaging unit and a milling unit. The imaging unit scans the damaged area, captures the image of the tooth or teeth requiring restoration and proposes the specifications for the restoration. The milling unit then mills the ceramic restoration to the required specifications based upon the captured image. The result is a biocompatible, non-metallic, natural-looking restoration made of durable, high-quality ceramic materials completed in a single treatment session. Independent studies indicate that CEREC ceramic restorations, in addition to the benefit of appearing natural-looking, are as durable as gold and can replace conventional restoration materials for most procedures. In fiscal year 2003, Sirona launched its CEREC 3 product, which has been periodically updated, including enhanced software applications. In fiscal year 2007, Sirona launched its next generation milling unit the MC XL, as well as new "Biogeneric" software. The MC XL produces a high quality, precisely fitted restoration in half the time that the classic CEREC milling unit requires. The MC XL's fine tolerances are especially appreciated by doctors who demand the most precise restoration possible. Both the MC XL and the classic milling unit are compatible with all CEREC 3 units, allowing a smooth transition to the new technology for existing CEREC owners who wish to upgrade. Additionally, Sirona offers a service contract on its CEREC product which includes software updates and upgrades on a when-and-if-available basis and maintenance on software-related hardware.

        In addition to CEREC, Sirona also offers the products inLab and inEos for dental laboratories. These products are designed to improve efficiency and reduce costs for the dental lab. inLab scans the model received from the dentist and mills the ceramic restoration, such as crown copings, bridge frameworks from ceramic or composite blocks, to the specifications of the captured image. In fiscal year 2007 Sirona launched its next generation inLab unit, the inLab MC XL. The new unit features a modern, elegant design with solid, heavy-duty construction. Milling performance and precision has been optimized and milling time as been considerably reduced. The inEos scanner, which was launched in 2005, is a high speed scanner which produces 3D digital images from a single tooth up to a jaw, directly from the plaster model. The inEos product has scanning times of less than 10 seconds, a significant factor which enhances productivity.

        In 2004, Sirona started its central restoration service business for copings and bridge-frameworks in Germany and expanded service to the United States in 2006. This service allows dental labs to scan a plaster model received from the dentist and transmit the digital image directly to Sirona via the internet, where the bridge or coping is created at a central manufacturing site, with the final product shipped directly to the lab.

        The Dental CAD/CAM Systems segment contributed 32%, 35% and 37% to Sirona's revenue for the years ended September 30, 2007 and 2006 and for the aggregated year ended September 30, 2005, respectively.

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

        In fiscal year 2007, Sirona introduced its GALILEOS 3D-imaging unit. Today, three-dimensional imaging is offering the field of dentistry previously undreamed-of diagnostic and therapeutic options in the fields of surgery, prosthetics, orthodontics, and restorative dentistry. GALILEOS was created to bring these options to life and integrate them efficiently into routine dental practices.

        As a result of the Exchange, we expanded our imaging system product line to include Schick's CDR (computed digital radiography) system, the leading intra-oral digital imaging system in the United States. Schick's product line includes an imaging sensor based on CMOS technology and the Schick Pan, a digital panoramic unit.

        The Imaging Systems segment contributed 34%, 26% and 22% to Sirona's revenue for the years ended September 30, 2007 and 2006 and for the aggregated year ended September 2005, respectively, making this segment the largest contributor to Sirona's revenue in fiscal year 2007.

Treatment Centers

        Treatment Centers comprise a broad range of products from basic dentist chairs to sophisticated chair-based units with integrated diagnostic, hygiene and ergonomic functionalities, as well as specialist centers used in preventative treatment and for training purposes. Sirona offers specifically configured products to meet the preferences of dentists within each region in which it operates. Sirona's treatment center configurations and system integration are designed to enhance productivity by creating a seamless workflow within the dental practice. Sirona's centers therefore allow the dentist to both improve productivity and increase patient satisfaction, significant factors in adding value to his or her practice. In October 2004, Sirona acquired one of the leading Chinese manufacturers of basic treatment centers, located in Foshan (South China). These basic products will be manufactured both for the domestic Chinese market and for export markets.

        The Treatment Centers segment contributed 22%, 25% and 28% to Sirona's revenue for the years ended September 30, 2007 and 2006 and for the aggregated year ended September 30, 2005, respectively.

Instruments

        Sirona offers a wide range of instruments, including handheld and power-operated handpieces for cavity preparation, endodontics, periodontology and prophylaxis. The instruments are supplemented by multi-function tips, supply and suction hoses, as well as care and hygiene systems for instrument preparation. Sirona's instruments are often sold as packages in combination with treatment centers. During the last two years, Sirona introduced several new products, including:

  •
  SIROLaser, a versatile, compact, convenient diode laser that can be used in endodontics, periodontology and oral surgery;

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

        The Instruments segment contributed 12%, 14% and 14% to Sirona's revenue for the years ended September 30, 2007 and 2006 and for the aggregated year ended September 30, 2005, respectively.

Manufacturing and Suppliers

        Our main manufacturing and assembly activities are located in Bensheim, approximately 60 kilometers south of Frankfurt am Main, Germany. We also operate smaller manufacturing sites in New York, Italy, Denmark and China. All of our facilities are in good condition.

        All of our manufacturing facilities have established and maintain a Quality Management System that is registered to ISO 9001:2000 and ISO 13485:2003. Our New York and Bensheim facilities also maintain a Device Establishment Registration with the United States Food and Drug Administration.

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

        We purchase various components for our products from a number of outside suppliers. We currently have established relationships with approximately 1,300 suppliers, of which we view approximately 390 as "key suppliers." Each supplier is selected according to stringent quality criteria, which are reviewed regularly. In general, we do not believe we are dependent on one or a small group of suppliers and believe we could locate alternative suppliers if needed. Some of our suppliers, however, are single source in order to allow for enhanced quality assurance and potential for joint product development. The need to replace one of our single source suppliers could cause a disruption in our ability to timely deliver certain of our products. See ITEM 1A—"Risk Factors." The Company is dependent upon a limited number of suppliers for critical components. If these suppliers delay or discontinue the manufacture of these components, the Company may experience delays in shipments, increased costs and cancellation of orders for its products.

Sales and Marketing

        Our sales and marketing efforts are directed through regional managers who oversee our sales professionals. These professionals work closely with our distribution partners to maximize the efficiency and productivity of their sales efforts. Our marketing initiatives are focused on highlighting Sirona's leading role as a high-tech systems provider and industry innovator. In order to promote our brand and increase client loyalty, our distribution partners are supported through wide ranging advertising activities. In addition, we are a key presenter at all major dental exhibitions, which are critical forums for raising brand awareness and new product introductions. Lastly, our product information is actively made available to business publications, dentists, journals, professional organizations and dental schools and our website (www.Sirona.com) is an important interactive platform for end-users as well as for distributors.

Distribution

        Sirona distributes its products globally to dental practices, clinics and laboratories through an international network of more than 300 distributors. See Note 23 to our consolidated financial statements for a description of our net sales and long-lived assets by geographic region for the last three fiscal years. Because distributors typically cover both dental equipment and consumables, they have regular contact with the dentist and are therefore optimally positioned to identify new equipment sale opportunities. Sirona's primary distributors in the United States are Patterson Companies and Henry Schein, two of the world's largest dental distributors. Outside of the United States, Henry Schein is the company's largest distributor, and, along with Pluradent, primarily distributes for Sirona in Europe. Patterson Companies and Henry Schein accounted for 30% and 15%, respectively, of Sirona's revenue for the twelve months ended September 30, 2007. Sirona distributes elsewhere through a well developed network of independent regional players. Sirona works closely with its distributors by training their technicians and sale representatives with respect to its products. With over 4,500 sales and service professionals trained each year, Sirona is able to ensure high standards of quality in after-sale service and the best marketing of its products. The success of Sirona's products is evidenced by their importance to its distribution partners, which in many cases are among their best selling offerings.

        On April 27, 1998, Sirona and Patterson Companies entered into an exclusive distribution agreement (the "Distribution Agreement") pursuant to which Patterson was appointed as the exclusive distributor of Sirona's CEREC CAD/CAM products within the United States and Canada. Under the terms of the Distribution Agreement, Patterson's exclusivity was to terminate on September 30, 2007. On June 30, 2005, Sirona and Patterson entered into an amendment of the Distribution Agreement which extended Patterson's exclusivity from October 1, 2007 through September 30, 2017. As consideration for the extension of its exclusivity, Patterson agreed to make a one-time payment to Sirona in the amount of $100 million (the "Exclusivity Fee"). In July 2005, Patterson paid the Exclusivity Fee, in its entirety, to Sirona. The full amount of the Exclusivity Fee was recorded as deferred revenue and will be recognized on a straight-line basis commencing on October 1, 2007. In the event of termination of the Distribution Agreement (a) due to force majeure, (b) by Patterson due to Sirona's insolvency, or (c) by Sirona as a result of a failure by Patterson to meet its performance obligations, Sirona would be required to refund to Patterson a portion of the Exclusivity Fee as liquidated damages. The amount of the Exclusivity Fee required to be refunded declines by $15 million per year in each of fiscal 2008 through 2012 and by $5 million per year thereafter. In the event of termination by Patterson due to a breach by Sirona of its exclusivity obligations, the unearned portion of the Exclusivity Fee (as determined on a straight-line basis beginning in fiscal 2008) must be refunded to Patterson as liquidated damages. The extension did not modify or alter the underlying provisions of the companies' agreement through 2007, including the performance criteria necessary to maintain the exclusivity. The performance criteria are benchmark thresholds which afford Sirona the opportunity to abandon the exclusivity or to terminate the agreement with Patterson, but do not create minimum purchase obligations under a take-or-pay arrangement.

        In April 2000, Schick and Patterson entered into an exclusive distribution agreement covering the United States and Canada; and as of May 1, 2000, Schick began marketing and selling its CDR dental products in the United States and Canada through Patterson. This contract was amended in July 2005 and March 2007 and is due to expire on December 31, 2009 but provides that the parties will meet before expiration of the term to discuss additional renewals of three years.

Competition

        Competition in the global dental market is fragmented by both geography and products. We compete with a variety of companies, including large international companies as well as smaller companies that compete regionally or on a more narrow product line. Sirona competes on the basis of its comprehensive and innovative product line and its global distribution network.

Research and Development

        Sirona commits significant resources to research and development, with a particular focus on developing products that offer new diagnostic and treatment options, while increasing user comfort and streamlining process efficiency. In recent years, Sirona has consistently spent more than 6% of its total revenue per year on research and development. In particular, Sirona spent approximately $30 million in 2005, $33 million in 2006 and $47 million in 2007. Sirona employs 185 people in its global research and development departments. Sirona also cooperates in its research efforts with partners in research facilities and dental practices around the world.

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

Trademarks

        We generally attempt to build brand awareness of our products through the use of trademark registrations. "Sirona," "CEREC," "Orthophos," "Heliodent," "inLab" and "CDR" are some of our key registered trademarks. In addition, we have common law trademark rights in several other names we use commercially in connection with our products.

Trade Secrets

        In addition to patent protection, we own trade secrets and proprietary know-how, which we seek to protect, in part, through appropriate agreements with employees, and, to a limited degree, employment agreements with appropriate individuals. These agreements generally provide that all confidential information developed by or made known to the individual by the Company during the course of the individual's relationship with the Company is the property of the Company, and is to be kept confidential and not disclosed to third parties, except in specific limited circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. However, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies available for any breach or that the Company's trade secrets will not otherwise become known to, or independently developed by, its competitors.

Regulation

Medical Devices

        Most of our products require certain forms of regulatory clearance, including, but not limited to, marketing clearance by the United States Food and Drug Administration (the "FDA") in accordance with the Federal Food, Drug and Cosmetic Act, as amended (the "FD&C Act") and by our Notified Body in accordance with the European Union's Medical Device Directive 93/42/EEC ("MDD").

        The FDA and MDD review process typically requires extended proceedings pertaining to product safety and efficacy. We believe that our future success will depend to a large degree upon commercial sales of improved versions of our current products and sales of new products; we will not be able to market such products in the U.S. or in the European Union without FDA or MDD clearance, respectively. There can be no assurance that any products developed by us in the future will be granted clearance by applicable regulatory authorities or that additional regulations will not be adopted or current regulations amended in such a manner as to adversely affect us.

        Pursuant to the FD&C Act, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of, and record-keeping for dental devices. The FDA classifies medical devices intended for human use into three classes: Class I, Class II, and Class III. The Company's products are classified by the FDA into Class I or II that renders them subject only to general controls that apply to all medical devices, in particular regulations regarding alteration, misbranding, notification, record-keeping and good manufacturing practices.

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

        Marketing in the U.S. may commence once the FDA issues a clearance letter finding such substantial equivalence. According to FDA regulations, the agency has 90 days in which to respond to a Class I or II 510(k) notification. There can be no assurance, however, that the FDA will provide a timely response, or that it will reach a finding of substantial equivalence.

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

        The products that we distribute in the European Union bear the "CE Mark," a European Union symbol of compliance with the MDD. In order to market our products in the member countries of the European Union, it is necessary that those products conform to the requirements of the MDD. Our Bensheim facility which is engaged in the manufacturing of Class IIa and Class IIb medical devices as defined by the MDD is ISO 13485 certified. It is also necessary that our products comply with any revisions which may be made to these standards or the MDD.

        Medical devices are subject to ongoing regulatory oversight by the FDA and a Notified Body. The FD&C Act requires that all medical device manufacturers and distributors register annually with the

FDA and submit a list of those medical devices which they distribute commercially. The MDD requires that Class IIa devices or higher bear a CE mark with a Notified Body Number. The FD&C Act and the MDD also requires that all manufacturers of medical devices comply with labeling requirements and manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing, and quality control activities. The FDA's Medical Device Reporting regulation and the MDD subject medical devices to post-market reporting requirements for death or serious injury, and for certain malfunctions that would be likely to cause or contribute to a death or serious injury if malfunction were to recur. In addition, the FDA and the MDD prohibit a device which has received marketing clearance from being marketed for applications for which marketing clearance has not been obtained. Furthermore, the FDA generally requires that medical devices not cleared for marketing in the U.S. receive FDA marketing clearance before they are exported, unless an export certification has been granted. The FDA and the ISO Notified Bodies regularly inspect our registered and/or certified facilities.

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

Environmental, Health and Safety Matters

        In addition to the laws and regulations discussed above, we are subject to government regulations applicable to all businesses, including, among others, regulations related to occupational health and safety, workers' benefits and environmental protection. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Employees

        As of September 30, 2007, the Company had 2,280 employees. The Company believes that its relations with its employees are good. No Company employees are represented by labor unions or are subject to a collective bargaining agreement in the United States. Approximately 30% of our German employees are members of IG Metall union. We have not experienced any work stoppages due to labor disputes.

Executive Officers

        See Part III, Item 10 of this 10-K Report for information about Executive Officers of the Company.

Available Information

        Information about the Company's products and services, stockholder information, press releases, and filings with the Securities and Exchange Commission ("SEC") can be found on the Company's Internet website at http://www.Sirona.com. The information contained on our website is for informational purposes only and is not incorporated by reference into this Annual Report. The Company's Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other SEC filings, and any amendments to such reports and filings, are available free of charge at the Investor Relations section of the Company's website as soon as reasonably practical after the company's material is filed with, or furnished to, the SEC.

ITEM 1A.    RISK FACTORS

        These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Management's Discussion and Analysis (MD&A), and the consolidated financial statements and related notes incorporated by reference in this report.

        Our businesses routinely encounter and address risks, some of which will cause our future results to be different—sometimes materially different—than we presently anticipate. Discussion about the material operational risks that our businesses encounter can be found in Management's Discussion and Analysis (MD&A), in the business descriptions in Item 1. of this Form 10-K and in previous SEC Filings. Below, we have described our present view of the material risks facing our business

We must develop new products and enhancements to existing products to remain competitive.

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

Our profitability would be negatively impacted by adverse general macroeconomic conditions in the geographic markets in which we sell our products.

        Our profitability depends in part on the varying economic and other conditions of the global dental market, which in turn is impacted by general macroeconomic conditions in the geographic markets in which we sell our products. Growth in the global dental market over the past few years has been driven by a number of factors, including a growth in disposable income, a shift towards private pay, a greater need for dental preventative care and an increased emphasis on aesthetics. Demand for our products would be negatively impacted by a decline in the economy in general, including interest rate and tax changes, that impact the financial strength of our customers, as well as by changes in the economy in general that reduce disposable income among dental consumers in the markets we sell our products, which would in turn reduce the demand for preventative and aesthetic dental services.

We are dependent upon a limited number of distributors for significant portion of our revenue and loss of these key distributors could result in a loss of a significant amount of our revenue.

        Historically, a substantial portion of our revenue has come from a limited number of distributors. For example, Patterson Dental Company, Inc. accounted for 30% of revenue for the fiscal year ended September 30, 2007. In addition, 15% of our revenue for fiscal year ended September 30, 2007 was attributable to sales to Henry Schein, Inc. It is anticipated that Patterson and Henry Schein will continue to be the largest contributors to our revenue for the foreseeable future. There can be no assurance that Patterson and Henry Schein will purchase any specified minimum quantity of products from us or that they will continue to purchase any products at all. If Patterson or Henry Schein cease to purchase a significant volume of products from us, it could have a material adverse effect on our results of operations and financial condition.

Competition in the markets for our products is intense and we may not be able to compete effectively.

        Competition relating to our current products is intense and includes various companies, both within and outside of the United States. We anticipate that competition for our future products will also be intense and include various companies, both within and outside of the United States, Asia and Europe. Our competitors and potential competitors include large companies with substantially greater financial, sales and marketing, and technical resources, larger and more experienced research and development staffs, more extensive physical facilities and substantially greater experience in obtaining regulatory approvals and in marketing products than we have. In addition, we cannot assure you that our competitors are not currently developing, or will not attempt to develop, technologies and products that are more effective than those being developed by us or that would otherwise render our existing and new technology and products obsolete or noncompetitive. We may not be able to compete successfully and may lose market share to our competitors.

Our failure to obtain issued patents and, consequently, to protect our proprietary technology, could hurt our competitive position.

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

        The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products. A 510(k) application is required in order to market a new or modified medical device. If specifically required by the FDA, a pre-market approval, or PMA, may be necessary. Such proceedings, which must be completed prior to marketing a new medical device, are potentially expensive and time consuming. They may delay or hinder a product's timely entry into the marketplace. Moreover, there can be no assurance that the review or approval process for these products by the FDA or any other applicable governmental authority will occur in a timely fashion, if at all, or that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect us. The FDA also oversees the content of advertising and marketing materials relating to medical devices which have received FDA clearance. Failure to comply with the FDA's advertising guidelines may result in the imposition of penalties.

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

        Similar to the FDA review process, the EU review process typically requires extended proceedings pertaining to the safety and efficacy of new products. Such proceedings, which must be completed prior to marketing a new medical device, are potentially expensive and time consuming and may delay or prevent a product's entry into the marketplace.

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

Our substantial indebtedness could have material adverse consequences for our business, cash flow, financial condition and results of operations.

        We are a highly leveraged company, with total bank debt to unrelated parties of $551.7 million as of September 30, 2007. This substantial level of indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences to our business. For example, it could:

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

Restrictive covenants and conditions contained in our senior credit agreement impose significant operating and financial restrictions on our business.

        Our senior credit agreement contains a number of restrictive covenants and conditions that impose significant operating and financial restrictions on our business, including restrictions on our ability to take actions that may be in the best interest of the business. These restrictions and conditions include a mandatory prepayment on a change in control or sale of all or substantially all assets, as well as significant restrictions on mergers and on any business acquisition. Other covenants limit changes to our business, lending activities, investments including joint ventures, further indebtedness, and the payment of dividends and capital share redemptions. The financial covenants require that we maintain a debt coverage ratio of consolidated total net debt to consolidated adjusted EBITDA of no more than 3.75 to 1, declining gradually to 2.50 to 1, and a cash interest coverage ratio of consolidated adjusted EBITDA to cash interest costs of 4.00 to 1 or greater. Failure to comply with these covenants will result in a default under the terms of our senior credit agreement and could result in acceleration of this indebtedness.

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

We may be exposed to liabilities under the Foreign Corrupt Practices Act and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

        To the extent that we operate outside the United States, we are subject to the Foreign Corrupt Practices Act (the "FCPA") which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, we may be held liable for actions taken by our strategic or local partners even though such partners are foreign companies that are not subject to the FCPA. Any determination that we violated the FCPA could result in sanctions that could have a material adverse effect on our business.

We may be a party to legal actions that are not covered by insurance.

        We may be a party to a variety of legal actions, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, stockholder suits, including securities fraud, governmental investigations and intellectual property related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations. Recent court decisions and legislative activity in the United States and Germany may increase our exposure for any of these types of claims. In some cases, substantial punitive damages may be sought. Although we have maintained insurance coverage for some of these potential liabilities, we cannot assure you that such insurance coverage will continue to be available or, if available, that it can be obtained in sufficient amounts or at reasonable cost or that it will be sufficient to cover any claims that may arise. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and/or insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

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

        Our profitability could suffer if third parties infringe upon our intellectual property rights or misappropriate our technologies and trademarks for their own businesses. To protect our rights to our intellectual property, we rely on a combination of patent and trademark law, trade secret protection, confidentiality agreements and contractual arrangements with our employees, strategic partners and others. We cannot assure you that any of our patents, any of the patents of which we are a licensee or any patents which may be issued to us or which we may license in the future, will provide us with a competitive advantage or afford us protection against infringement by others, or that the patents will not be successfully challenged or circumvented by third parties, including our competitors. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective patent, trademark and trade secret protection may not be available in every country in which we will offer, or intend to offer, our products. Any failure to adequately protect our intellectual property could devalue our proprietary content and impair our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources.

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

        The enforcement, defense and prosecution of intellectual property rights, including the United States Patent and Trademark Office's, the European Patent Office's and other foreign patent offices' interference proceedings, and related legal and administrative proceedings in the United States and elsewhere, involve complex legal and factual questions. As a result, these proceedings are costly and time-consuming, and their outcome is uncertain. Litigation may be necessary to:

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

        Despite any favorable safety tests that may be completed with respect to our products, adverse publicity regarding application of X-ray products or other products being developed or marketed by others could negatively affect us. If other researchers' studies raise or substantiate concerns over the safety of our technology approach or product development efforts generally, our reputation could be harmed, which would adversely impact our business and could cause the price of our common stock to fall.

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

        Effective internal controls are necessary for us to provide assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed. Sarbanes-Oxley Act of 2002 requires us to furnish a report by management on internal control over financial reporting, including managements' assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its certain limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. As a result, even effective internal controls may not provide reasonable assurances with respect to the preparation and presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become either obsolete or inadequate as a result of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in implementing new or revised controls, our business and operating results could be harmed and we could fail to meet our reporting obligations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The Company has its headquarters in Long Island City, New York. The Company leases space in Long Island City, New York. The lease expires in November 2012. The leased space houses executive offices, sales and marketing, research and development laboratories and production and shipping facilities.

        The Company has its largest facility in Bensheim, Germany. It is composed of a number of buildings housing the Company's primary manufacturing and assembly facility. It also houses executive offices, finance, sales, customer service and marketing, research and development laboratories and shipping facilities. In addition, in September 2007, the Company leased space in Salzburg, Austria. The lease expires in September 2017 but can be terminated by Sirona in 2012. The leased space houses executive offices and group functions including strategy, sales, finance, accounting, human resources, marketing and legal affairs.

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

ITEM 3.    LEGAL PROCEEDINGS

        The Company is involved in various legal proceedings that are incidental to the conduct of the Company's business. The Company is not involved in any pending or threatened legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended September 30, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is currently traded publicly on the NASDAQ Global Select Market. In connection with the Exchange, we changed our trading symbol to "SIRO" from "SCHK". Previously, from September 16, 1999 through December 20, 2005, Schick's common stock was traded on the Over-the-Counter ("OTC") Bulletin Board and on NASDAQ commencing December 20, 2005 under the trading symbol "SCHK".

        The following table presents quarterly information on the price range of our common stock. This information indicates the high and low sale prices, as quoted in the OTC Bulletin Board through December 19, 2005, and on NASDAQ commencing December 20, 2005. These prices do not include retail markups, markdowns or commissions.

Fiscal Year Ended September 30, 2007	High	Low
First Quarter	$42.28	$31.75
Second Quarter	44.20	33.97
Third Quarter	39.90	31.88
Fourth Quarter	39.90	28.55
Fiscal Year Ended September 30, 2006	High	Low
First Quarter	$35.50	$24.10
Second Quarter	50.25	30.56
Third Quarter(1)	51.43	36.22
Fourth Quarter	40.26	22.42

    (1)
    The Exchange was completed on June 20, 2006.

        On November 30, 2007 there were approximately 103 holders of record of the Company's common stock. However, the Company believes that the number of beneficial owners of such stock is substantially higher.

        In connection with the Exchange, Schick declared a $2.50 per share dividend to stockholders of record as of the close of business on June 19, 2006. Since the Exchange, Sirona has not paid any dividends to holders of its common stock. The Company may consider paying dividends in the future, but currently has no plans to do so. The payment of dividends is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors. The payment of dividends is restricted by the terms of our Senior Credit Facility.

Performance Measurement Comparison

        The following graph compares the Company's cumulative stockholder return on its common stock with the return on the Russell 2000 Index and the Dow Jones US Medical Equipment Index from March 31, 2002 through September 30, 2007, the end of the Company's fiscal year. The graph assumes investments of $100 on March 30, 2002, the last trading day of that fiscal year, in the Company's common stock, the Russell 2000 Index and the US Medical Equipment Index and assumes the reinvestment of all dividends. In connection with the Exchange, the Company changed its fiscal year end from March 31 to September 30.

COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN*
Among Sirona Dental Systems Inc, The Russell 2000 Index
And The Dow Jones US Medical Equipment Index

  *
  $100 invested on 3/31/02 in stock or index-including reinvestment of dividends.

	3/31/2002	3/31/2003	3/31/2004	3/31/2005	3/31/2006	6/21/2006	9/30/2006	9/30/2007
Sirona Dental Systems Inc.	$100.00	$199.07	$467.44	$802.33	$2320.93	$2098.77	$1626.17	$1761.48
Russell 2000	100.00	73.04	119.66	126.13	158.73	149.79	151.42	170.10
Dow Jones US Medical Equipment	100.00	103.10	133.91	140.79	146.68	140.50	135.05	168.80

ITEM 6.    SELECTED FINANCIAL DATA

        On September 25, 2005, Schick, a Delaware Corporation, which on June 20, 2006 was renamed Sirona Dental Systems, Inc. ("Sirona" or the "Company"), entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. ("Luxco") and Sirona Holding GmbH ("Sirona Holding") providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco's entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of €151 million plus accrued interest (the "Exchange"). The Exchange closed on June 20, 2006. For accounting purposes, the Exchange is accounted for as a reverse acquisition of Schick by Sirona Holding. The historical financial statements of Sirona Holding and its predecessors and the historical financial statements of the Company, and the acquisition by Sirona Holding of the assets and liabilities of Schick is accounted for under the purchase method of accounting. Results of operations of Schick and its wholly owned subsidiary have been included in financial statements from June 20, 2006, the effective date of the Exchange (see Note 4 to the consolidated financial statements contained elsewhere in this document).

        On June 30, 2005, Luxco, a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O'Keefe and management and employees of Sirona obtained control over the Sirona business. The transaction was effected by using new legal entities,

Sirona Holding GmbH and its wholly owned subsidiary Sirona Dental Services GmbH to acquire 100% of the interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business, through a leveraged buy-out transaction (the "MDP Transaction").

        The MDP Transaction was accounted for in accordance with Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions ("EITF 88-16"), in a manner similar to a business combination under Statement of Financial Accounting Standard No. 141, Business Combinations ("SFAS 141"). Certain members of Sirona management who were deemed to be in the control group held equity interests in the Sirona group prior to and subsequent to the MDP Transaction (the "Continuing Shareholders"). The interests of the Continuing Shareholders have been reflected at the predecessor basis, resulting in 9.15% of each asset and liability acquired being valued at historical cost at June 30, 2005. The remaining 90.85% interest in each asset and liability was recognized at fair value at June 30, 2005.

        On February 16, 2004, funds managed by EQT Northern European Private Equity Funds ("EQT") and management and employees of Sirona obtained control over the Sirona business. The transaction was effected by using four new legal entities headed by Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH to acquire 100% of the interest in Sirona Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business, through a leveraged buy-out transaction (the "EQT Transaction"). The EQT Transaction resulted in a change in control of the Sirona business and has, therefore, been accounted for as a business combination under SFAS 141. The carrying values of the assets and liabilities were adjusted to their fair value on February 16, 2004, and the difference between the purchase price and the fair value of the net assets and liabilities was recorded as goodwill.

        For further information regarding the MDP Transaction and the EQT Transaction, see Note 5 to the consolidated financial statements contained elsewhere in this document.

        Sirona Beteiligungs- und Verwaltungs GmbH is referred to as "Predecessor 1" for the periods from October 1, 2003 to February 16, 2004. Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH is referred to as "Predecessor 2" for the periods from February 17, 2004 to September 30, 2004 and from October 1, 2004 to June 30, 2005. Sirona Dental Systems, Inc. (now the parent of Sirona Holding GmbH) is referred to as "Successor" as of September 30, 2005 and 2006 and for periods from July 1, 2005 to September 30, 2005 and for the year ended September 30, 2006.

        The selected historical consolidated financial data of Sirona included below and elsewhere in this document are not necessarily indicative of future performance. This information is only a summary and should be read in conjunction with the sections entitled "Management's Discussion and Analysis of

Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes contained elsewhere in this document.

	Successor			Predecessor 2		Predecessor 1
	Fiscal 2007	Fiscal 2006	Fiscal 2005		Fiscal 2004		Fiscal 2003
	Year ended September 30, 2007	Year ended September 30, 2006	July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005	February 17, 2004 to September 30, 2004	October 1, 2003 to February 16, 2004	Year ended September 30, 2003
	$'000s (except for per share amounts)
Statement of Operations Data:
Revenue	$659,949	$520,604	$105,071	$358,285	$229,216	$158,601	$306,190
Cost of sales	355,475	278,685	71,614	199,463	152,938	76,947	165,073

Gross profit	304,474	241,919	33,457	158,822	76,278	81,654	141,117
Operating expenses/(income):
Selling, general and administrative expense	203,597	148,715	34,544	93,236	65,424	33,454	65,787
Research and development	46,945	33,107	7,863	21,700	16,594	8,575	19,832
Provision for doubtful accounts and notes receivable	217	348	(192)	(127)	(846)	368	(387)
Write off of in-process research and development	—	6,000	33,796	—	20,217	—	—
Other operating (income) expense, net	(162)	1,733	(723)	(384)	955	82	1,702

Operating income/(loss)	53,877	52,016	(41,831)	44,397	(26,066)	39,175	54,183
Non-operating expense/(income), net	32,100	43,683	10,006	27,777	20,040	5,425	14,277

Income/(loss) before income taxes and minority interest	21,777	8,333	(51,837)	16,620	(46,106)	33,750	39,906
Income tax (benefit)/provision	(34,877)	7,360	(5,796)	5,444	(11,748)	13,181	15,330
Minority interest	185	218	(6)	50	—	—	—

Net income/(loss)	$56,469	$755	$(46,035)	$11,126	$(34,358)	$20,569	$24,576

Net income per share
—basic	$1.03	0.02	N/A	N/A	N/A	N/A	N/A
—diluted	$1.02	0.02	N/A	N/A	N/A	N/A	N/A
	Successor	Successor	Successor	Predecessor 2	Predecessor 1
	As of September 30, 2007	As of September 30, 2006	As of September 30, 2005	As of September 30, 2004	As of September 30, 2003
	$'000s
Balance Sheet Data (at end of period):
Cash and cash equivalents	$99,842	$80,560	$65,941	$38,877	$51,052
Working capital(1)	131,871	101,765	98,646	41,776	74,955
Total assets	1,657,743	1,541,004	1,238,675	762,985	346,498
Long-term obligations	885,807	929,009	1,111,158	631,846	182,507
Total liabilities	1,048,193	1,052,895	1,211,941	745,709	258,403
Accumulated earnings (accumulated deficit)	9,063	(47,406)	(48,161)	(34,358)	16,694
Shareholder's equity	609,066	487,846	26,692	17,276	88,095

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

Overview

        Sirona is a leading manufacturer of high-tech dental equipment. Sirona focuses on developing innovative systems and solutions for dentists globally. Sirona has served equipment dealers and dentists worldwide for more than 125 years. The Company has its headquarters in Long Island City, New York and its largest facility in Bensheim, Germany. Sirona manages its business on both a product and geographic basis and has four reporting segments: Dental CAD/CAM Systems, Imaging Systems, Treatment Centers and Instruments. Products from each category are marketed in all geographical sales regions.

Significant Factors that Affect Sirona's Results of Operations

Increased Focus on Sirona's Position in the U.S. Market and Further Global Expansion

        The U.S. market is the largest individual market for Sirona. Over the last three fiscal years, Sirona experienced strong revenue growth, with U.S. dollar revenue increasing on average by 35% annually. Bolstered by the Exchange, which closed on June 20, 2006, this trend has continued in fiscal year 2007. Several products have generated significant interest in the U.S. market, including, but not limited to, CEREC, Schick imaging products, GALILEOS, the ORTHOPHOS XG line, inLab, inEos, C8+, electrical handpieces and SIROlaser.

        Sirona works together with large distributors in the U.S. market, including Patterson Dental and Henry Schein, which accounted for 30% and 15%, respectively, of Sirona's global revenues for the fiscal year ended September 30, 2007. The relationship with Henry Schein was expanded beyond the European markets to the United States in January 2005. Patterson Dental made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution right for CEREC CAD/CAM products in the United States and Canada until 2017. The amount Sirona received was recorded as deferred revenue and will be recognized on a straight-line basis commencing at the beginning of the extension of the exclusivity period in fiscal 2008.

Focus on Further Global Expansion

        In addition to increased U.S. market penetration, Sirona has pursued expansion in the rest of the world. Over the last three fiscal years, sales in the rest of the world grew on average by 14% annually. To support this growth, Sirona expanded its local presence and distribution channels by establishing new sales and service locations in Spain, France and the United Kingdom in 2004; in Japan and Australia in 2005; in China in 2006 and in Italy in 2007. This expansion resulted in increased sales, gross profit and SG&A expense.

Changes in Ownership of Sirona

        The MDP Transaction of June 30, 2005, as well as the EQT transaction of February 14, 2004, resulted in a change of ownership that was accounted for in a manner similar to a business combination under U.S. GAAP.

        The results of operations of Sirona and its legal, tax and financing structure have changed substantially as a result of the MDP Transaction and the EQT Transaction. Sirona's business was acquired by newly-formed entities and Sirona incurred substantial fees and expenses not related to its ongoing operations. The assets and liabilities acquired were partially stepped up to fair value and a related deferred tax liability was recorded. The excess of the total purchase price over the fair value of the net assets acquired, including IPR&D projects which were expensed at the date of closing, was allocated to goodwill and is subject to periodic impairment testing.

        Sirona's cost of goods sold, research and development, selling, general and administrative expense and operating results have been and will continue to be materially affected by higher depreciation and amortization costs resulting from the step-up to fair value of Sirona's assets and liabilities. Taxes, interest and net income have also been and will continue to be substantially impacted by the structural changes resulting from the MDP Transaction and the EQT Transaction.

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

        Sirona's cost of goods sold, research and development, selling, general and administrative expense and operating results are materially affected by higher depreciation and amortization costs resulting from the inclusion of Schick in its consolidated accounts. Taxes, interest and net income will also be impacted by the structural changes resulting from the Exchange. The acquisition is expected to generate operating synergies of $5.0 to $7.0 million per year, within 24 months after the acquisition.

Transactions Accounted for as Business Combinations

        IPR&D projects acquired in connection with the Exchange and the MDP Transaction, with fair values of $6.0 million and $33.8 million, respectively, were appraised and charged to the income statement at the respective dates of acquisition. The projects primarily related to (i) 3D-Imaging, (ii) enhancements to the CAD/CAM system's hardware and software, (iii) the new treatment center platform and (iv) intra-oral digital imaging. The fair value of $6.0 million in connection with the Exchange related primarily to the intra-oral digital imaging projects. As of September 30, 2007, the 3D-Imaging and the majority of the CAD/CAM system's enhancements have been completed.

        The remaining estimated costs to complete the significant projects at September 30, 2007 were (i) $0.7 million for an outstanding enhancement to the CAD/CAM system, (ii) $5.4 million for the new treatment center platform, and (iii) $0.3 million for the intra-oral digital imaging projects. The estimated percentages of completion of the significant projects as of September 30, 2007 were (i) 64%, (ii) 67% and (iii) 90%.

        As of September 30, 2007, (i) the project for enhancements to the CAD/CAM system's hardware and software was more than half way through the product development phase, with the remaining steps prior to the project release phase being the finalization of project development including working models, beta testing and regulatory approvals, (ii) the new treatment center platform was in the product development phase with the remaining steps prior to the product release phase being beta testing and regulatory approvals, and (iii) the intra-oral digital imaging projects were close to completion as specified prior to the Exchange.

        It is anticipated that the projects will be completed in fiscal year 2008 and begin to generate cash in the fiscal year following their completion. There are no specific risks and uncertainties associated with these projects; however the general risks relating to the Company as discussed under "Risk Factors" may apply.

Fluctuations in U.S. Dollar/Euro Exchange Rate

        Although the U.S. dollar is Sirona's reporting currency, its functional currency varies depending on the country of operation. For the fiscal year ended September 30, 2007, approximately 51% of Sirona's revenue and approximately 78% of its expenses were in Euros. During the periods under review, the U.S. dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona's financial results. Between September 30, 2004 and September 30, 2007, the U.S. dollar/Euro exchange rate used to calculate items included in Sirona's financial statements varied from a low of 1.1773 to a high of 1.4187. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of September 30, 2007, these contracts had notional amounts totalling $45.0 million.

        Because these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. dollar could materially affect Sirona's results of operations.

        Certain revenue information under "Results of Operations" below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementarily presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona's operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. dollar/Euro average foreign exchange rate for the current period. The exchange rates used in converting Euro denominated revenues into U.S. dollar in the Company's financial statements prepared in accordance with U.S. GAAP were: $1.33129 and $1.22749 for the fiscal years ended September 30, 2007 and 2006, respectively.

        Loans made to Sirona under the new senior credit facility entered into on November 22, 2006 are denominated in the functional currency of the respective borrowers. See "Liquidity and Capital Resources" for a discussion of our new senior credit facility. However, intercompany loans are denominated in the functional currency of only one of the parties to the loan agreements. Where intercompany loans are of a long-term investment nature, the potential non-cash fluctuations in currency exchange rates are reflected within other comprehensive income. These fluctuations may be significant in any period due to changes in the exchange rates between the Euro and the U.S. dollar.

Fluctuations in Quarterly Operating Results

        Sirona's quarterly operating results have varied in the past and are likely to vary in the future. These variations result from a number of factors, many of which are substantially outside its control, including:

  •
  the timing of new product introductions by Sirona or its competitors;

  •
  the timing of industry trade shows;

  •
  developments in government reimbursement policies;

  •
  changes in product mix;

  •
  Sirona's ability to supply products to meet customer demand;

  •
  fluctuations in manufacturing costs;

  •
  income tax incentives; and

  •
  currency fluctuation.

        Due to the variations which Sirona has experienced in its quarterly operating results, it does not believe that period-to-period comparisons of results of operations of Sirona are necessarily meaningful or reliable as indicators of future performance.

Taxes

        The German tax authorities examined the tax returns for the fiscal years 2001-2004. The results of the tax examination were discussed during a meeting with the representatives of the German tax authority and are fully reflected in our financial statements. We do not expect that fiscal years 2001-2004 will be subject to further review by the German tax authority.

        In August 2007 a new tax law was enacted in Germany which becomes effective January 1, 2008. The new law reduces corporate tax rates in Germany and resulted in a revaluation of the deferred tax liabilities and assets, providing the Company with a non-cash tax benefit of $45,563.

Results of Operations

        Because both the EQT Transaction and the MDP Transaction materially changed the carrying values of Sirona's assets and liabilities recorded in its consolidated balance sheet, the following naming convention has been used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to distinguish between periods for which the consolidated financial statements are not prepared on a comparable basis:

  •
  Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH—Predecessor 2
  October 1, 2004—June 30, 2005 (Portion of Fiscal 2005)

  •
  Sirona Dental Systems, Inc. (now parent to Sirona Holding GmbH)—Successor
  July 1, 2005—September 30, 2005 (Portion of Fiscal 2005)
  October 1, 2005—September 30, 2006
  October 1, 2006—September 30, 2007

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

        The table below sets forth Sirona's results of operations for the fiscal periods presented:

	Year ended September 30, 2007	Year ended September 30, 2006	Year ended September 30, 2005 (aggregated) (unaudited)
	$'000s (except for per share amounts)
Revenue	$659,949	$520,604	$463,356
Cost of sales	355,475	278,685	271,077

Gross profit	304,474	241,919	192,279
Operating expenses/(income):
Selling, general and administrative expense	203,597	148,715	127,780
Research and development	46,945	33,107	29,563
Provision for doubtful accounts and notes receivable	217	348	(319)
Write off in-process research and development	—	6,000	33,796
Net other operating (income)/expenses	(162)	1,733	(1,107)

Operating income	53,877	52,016	2,566
Foreign currency transaction (gain)/loss	(16,794)	(9,873)	1,350
Loss/(gain) on derivative instruments	169	(719)	2,701
Interest expense, net	28,166	54,275	33,861
Loss on debt extinguishment	21,145	—	—
Other (income)	(586)	—	(129)

Income/(loss) before income taxes and minority interest	21,777	8,333	(35,217)
Income tax (benefit)/provision	(34,877)	7,360	(352)
Minority intererst	185	218	44

Net income/(loss)	$56,469	$755	$(34,909)

Net income per share
—basic	$1.03	0.02	N/A
—diluted	$1.02	0.02	N/A

        A reconciliation of the aggregate period results shown above to the consolidated statements of operations prepared in accordance with U.S. GAAP has been included in the table below:

	July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005	Year ended September 30, 2005 (aggregated) (unaudited)
	$'000s
Revenue	$105,071	$358,285	$463,356
Cost of sales	71,614	199,463	271,077

Gross profit	33,457	158,822	192,279
Operating expenses/(income):
Selling, general and administrative expense	34,544	93,236	127,780
Research and development	7,863	21,700	29,563
Provision for doubtful accounts and notes receivable	(192)	(127)	(319)
Write off in-process research and development	33,796	—	33,796
Net other operating (income)/expenses	(723)	(384)	(1,107)

Operating (loss)/income	(41,831)	44,397	2,566
Foreign currency transaction loss/(gain)	601	749	1,350
(Gain)/loss on derivative instruments	(1,682)	4,383	2,701
Interest expense, net	11,087	22,774	33,861
Other (income)	—	(129)	(129)

(Loss)/income before income taxes and minority interest	(51,837)	16,620	(35,217)
Income tax (benefit)/provision	(5,796)	5,444	(352)
Minority intererst	(6)	50	44

Net (loss)/income	$(46,035)	$11,126	$(34,909)

        The aggregation of the results of operations data for fiscal 2005 is not in accordance with U.S. GAAP, and the period presented is not comparable due to the change in basis of assets that resulted from the application of the purchase method of accounting in connection with the MDP Transaction and the EQT Transaction.

        Because Predecessor 2 and Successor are different reporting entities for accounting purposes, the aggregated information should be considered as supplemental information only.

Fiscal Year Ended September 30, 2007 compared to Fiscal Year Ended September 30, 2006

Revenue

        Revenue for the fiscal year ended September 30, 2007 was $659.9 million, an increase of $139.3 million, or 26.8%, as compared with the fiscal year ended September 30, 2006. On a constant currency basis, adjusting for the fluctuations in the $/Euro rate, total revenue increased by 19.7%. Growth rates were 70.1% (up 61.1% on a constant currency basis) for the Imaging Systems segment, 15.1% (up 6.9% on a constant currency basis) for the Instruments segment, 13.4% (up 9.1% on a constant currency basis) for the CAD/CAM Systems segment, and 9.9% (up 1.7% on a constant currency basis) for the Treatment Center segment.

        The positive Imaging Systems segment development in the fiscal year that ended September 30, 2007 was attributable to the inclusion of the Schick operations for the full year, the continued adoption of digital radiography, and initial sales of the 3D digital panoramic imaging unit GALILEOS, which was launched in early 2007. While sales of GALILEOS contributed to the increase, the Company has experienced a longer than expected sales cycle, as new product offerings entering the 3D digital marketplace have caused the dental community to take longer to evaluate all of the available options.

        The Instruments segment revenue increase resulted, in part from new products, such as endodontic applications, from multi-unit contract sales in emerging markets and a strong performance in Germany.

        Dental CAD/CAM Systems segment revenue growth was impacted by the launch of our new MC XL milling machine, which started shipping in March 2007. The first half of the year had negative year-over-year CAD/CAM segment growth due to (i) challenging year-over-year comparisons and (ii) investment caution as customers held back purchases of CAD/CAM systems in anticipation of the launch and delivery of our new milling unit. The second half of the year had strong CAD/CAM revenue growth as the MC XL has been well received in the marketplace. Together with our distribution partners, we implemented a trade-in program for existing CEREC users in the fourth quarter of fiscal year 2007. This trade-in program contributed positively to our fourth quarter revenue development.

        Treatment Center revenue was positively impacted by strong revenues in Germany, China, and the Middle East.

        Revenue growth in all segments was mainly volume driven while prices in general remained stable.

        Revenue in the United States for the fiscal year ended September 30, 2007 increased by 37.7% compared to the same period last year. This development was particularly attributable to the inclusion of the Schick operations for the full fiscal year in 2007 and the continuing strong performance of the Imaging Systems segment, which benefited from the continued adoption of digital radiography and the first deliveries of our new 3D imaging unit GALILEOS. Revenue growth outside of the United States was 22.0%. On a constant currency basis, adjusting for the fluctuations in the $/Euro exchange rate, revenue in the rest of the world increased by 12.5%. Although all regions contributed to this development, revenues were particularly strong in Germany, the UK, Japan, China and Russia as well as in multi-unit contract sales in the Middle East.

Cost of Sales

        Cost of sales for the fiscal year ended September 30, 2007 was $355.5 million, an increase of $76.8 million, or 27.6%, as compared with the fiscal year ended September 30, 2006. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $74.5 million as well as non-cash option expense of $0.9 million for the fiscal year ended September 30, 2007, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $53.1 million and non-cash option expense of $0 million for the fiscal year ended September 30, 2006. The year-over-year increase in amortization and depreciation expense for the twelve months mainly resulted from the step-up to fair values of Sirona's net assets and liabilities related to the Exchange. Excluding these amounts, costs of sales as a percentage of revenue decreased to 42.4% for the twelve months ended September 30, 2007 compared with 43.3% for the twelve months ended September 30, 2006, and gross profit as a percentage of revenue increased by 0.9 percentage points to 57.6% from 56.7%.

        The gross margin development was positively impacted by the addition of Schick's product lines for the full fiscal year 2007, the launch of our 3D imaging unit GALILEOS as well as strong German sales and a favorable product mix in the Treatment Center segment.

        These positive developments were partly offset by the trade-in program for the new MC XL milling unit as well as higher manufacturing costs and start-up expenses. Gross profit margins were also negatively impacted by multi-unit contract sales in emerging markets for the Instruments segments and by variations in the U.S. dollar/Euro rate as most of the expenses are denominated in Euro.

Selling, General and Administrative

        For the fiscal year ended September 30, 2007, SG&A expense was $203.6 million, an increase of $54.9 million, or 36.9%, as compared with the fiscal year ended September 30, 2006. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $3.9 million as well as non-cash option expense in the amount of $12.3 million for the twelve months ended September 30, 2007, compared with $2.0 million and $3.5 million, respectively, for the twelve months ended September 30, 2006. The year-over-year increase in amortization and depreciation expense reflects the step-up to the fair values of certain assets resulting from the Exchange. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 28.4% for the fiscal year ended September 30, 2007 as compared with 27.5% for the fiscal year ended September 30, 2006.

        The increase was primarily due to the inclusion of Schick, variations in the U.S dollar/Euro exchange rate as most of the expenses were denominated in Euros, expenses associated with the growth in revenue and with Sirona's expanded presence in various markets, including the United States, China and Japan and expenses related to the new product launches. Furthermore, administration expenses included in the fiscal year ended September 30, 2007 costs for the preparation and audit and review of U.S. GAAP accounts as well as compliance with Sarbanes Oxley, which were not applicable for the full fiscal year 2006.

Research and Development

        R&D expense for the fiscal year ended September 30, 2007 was $46.9 million, an increase of $13.8 million, or 41.8%, as compared with the fiscal year ended September 30, 2006.

        R&D expense included non-cash stock option expense in the amount of $1.3 million for the twelve months ended September 30, 2007; the twelve months ended September 30, 2006 did not include any non-cash stock option expense. Excluding this amount, as a percentage of revenue, R&D expense increased to 6.9% for the year ended September 30, 2007, compared to 6.4% for the year ended September 30, 2006.

        The increase in R&D was primarily driven by the inclusion of the Schick operations and variations in the U.S. dollar/Euro exchange rates as most of the expenses were denominated in Euro. R&D expenses reflect new product developments or product enhancements in all segments and branches, with particular focus on GALILEOS and MC XL as well as expenses relating to the development of the new treatment center platform.

Write-off of In-process Research and Development

        Write-off of IPR&D for the year ended September 30, 2007 and 2006 was $0 and $6.0 million, respectively. The write-off was recorded as a result of the allocation of the acquisition purchase price for the Exchange. IPR&D projects included in the amount written off primarily relate to enhancements of the intra-oral sensor technology. This charge will not have a continued impact on Sirona's future results.

Gain on Foreign Currency Transactions

        Gain on foreign currency transactions for the year ended September 30, 2007 amounted to $16.8 million compared to a gain of $9.9 million for the year ended September 30, 2006. For the year ended September 30, 2007 the gain included foreign currency gain upon the repayment of the U.S. dollar denominated bank debt of $3.9 million, an unrealized non-cash foreign currency gain of $11.3 million on the U.S. dollar denominated deferred income from the translation adjustment of

Patterson's exclusivity payment, as well as a non-cash foreign currency gain on the U.S. dollar denominated short term intra-group loans to German entities of $6.6 million.

        The gain for the year ended September 30, 2006 included an unrealized non-cash foreign currency gain of $6.0 million dollar on the U.S. denominated bank debt and a non-cash cash foreign currency gain of $5.0 million on the U.S. dollar denominated deferred income from the translation adjustment of Patterson's exclusivity payment.

Loss/(Gain) on Derivative Instruments

        The loss on derivative instruments for the year ended September 30, 2007 amounted to $0.2 million compared to a gain of $(0.7) million for the year ended September 30, 2006. For the year ended September 30, 2007 the loss included an unrealized non-cash loss of $1.7 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $(1.5) million. The gain for the year ended September 30, 2006 included an unrealized non-cash loss of $0.7 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $(1.4) million.

Interest Expense

        Net interest expense for the year ended September 30, 2007 was $28.2 million, compared to $54.3 million for the year ended September 30, 2006. This decrease was primarily due to the Company's refinancing of its previous credit facilities on November 24, 2006 on more favorable terms. In addition, interest expense for the year ended September 30, 2006 included interest of $10.1 million on a shareholder loan which was subsequently transferred to a group entity as consideration for the Exchange and has been eliminated on consolidation since June 20, 2006.

Debt Extinguishment

        The retirement of the borrowings under the Company's previous credit facilities, the senior syndicated loan tranches A, B and C and the mezzanine loan facility was accounted for as a debt extinguishment in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". The unscheduled repayment of the mezzanine facility by the Company resulted in a prepayment fee of Euro 0.9 million ($1.2 million). In addition, $19.9 million of unamortized debt issue costs relating to the previous credit facilities were written off in the period. As a result, a loss on debt extinguishment totaling $21.1 million was recognized in the year ended September 30, 2007.

Income Tax (Benefit)/Provision

        For the year ended September 30, 2007 and 2006, Sirona realized a profit before income taxes and minority interest of $21.8 million and $8.3 million, respectively. The average actual tax rate for these years was 35% and 35%, which would result in a provision of $7.6 million and $2.9 million, respectively. The tax benefit for income taxes for the year ended September 30, 2007 was $(34.9) million and the tax provision for the year ended September 30, 2006 was $7.4 million. The tax benefit for the year ended September 30, 2007 resulted mainly from non-cash revaluations of deferred tax assets and liabilities resulting from an enacted tax rate reduction in Germany. These non-cash revaluations of deferred tax assets and liabilities totaled $(45.6) million. The tax provision for the year ended September 30, 2006 was adversely impacted by the non-tax deductible charge related to the write off of IPR&D related to the Exchange.

Net Income

        Sirona's net income for the year ended September 30, 2007 was $56.5 million, an increase of $55.7 million, as compared with the year ended September 30, 2006. As described above, Sirona's net income was significantly impacted by the tax benefit of $(34.9) million as compared to the prior year income tax provision of $7.4 million, mainly resulting from the tax rate change in the German jurisdiction, which reduced net deferred tax liabilities by $45.6 million. Other major impacts result from the Exchange and the MDP transaction. For the year ended September 30, 2007, amortization and depreciation expense resulting from the step-up of fair values of intangible and tangible assets related to the Exchange and MDP Transaction impacted net income by $50.9 million (net of taxes of $27.4 million) as compared to $35.3 million (net of taxes of $19.0 million) in the prior year. In addition to this effect, losses of $13.7 million were recorded on debt extinguishment (net of taxes of $7.4 million). Furthermore, stock option expense was recorded in the amount of $9.4 million (net of taxes of $5.0 million) as compared to $2.3 million (net of taxes of $1.2 million) in the prior year. Net income also increased as result of lower interest expense due to the refinancing and increased foreign currency transaction gains. The increase in sales was partially offset by increases in cost of sales, selling, general and administrative expenses and research and development expense.

Fiscal Year Ended September 30, 2006 Compared to Aggregated Fiscal Year Ended September 30, 2005

Revenue

        Revenue for the year ended September 30, 2006 was $520.6 million, an increase of $57.3 million, or 12.4%, as compared with the year ended September 30, 2005. On a constant currency basis, adjusting for the fluctuations in the U.S. dollar/Euro rate, total revenue increased by 15%, which included growth rates for the Imaging Systems segments of 36%, the Instruments segments of 17%, the Dental CAD/CAM Systems of 11%, and the Treatment Center segment of 4%. The Imaging Systems segment was driven by the trend towards increasing digitalization of dental practices, the success of the new panoramic product line ORTHOPHOS XG and the inclusion beginning June 20, 2006 of the Schick operations. The Instrument segment revenue increase was driven by new products, such as the Sirolaser and SIROpure instruments. The Dental CAD/CAM systems revenue benefited from the key trends in the dental industry, such as increased emphasis on efficiency and productivity, and patients growing emphasis on aesthetics.

        Revenue in the United States for the year ended September 30, 2006 increased by 26% from the prior period. All segments contributed to this development. Of the year-over-year growth in the United States 59% was attributable to the Imaging Systems segment, 21% to the Dental CAD/CAM Systems segment, 11% to the Instruments segment and 9% to the Treatment Center segment. Revenue growth in the rest of the world was 7%. On a constant currency basis, revenue in the rest of the world increased by 11%. The revenue growth in the rest of the world was primarily due to Sirona's expanded presence in Spain, Australia, China and Canada. Sirona launched new sales and service operations in Australia in May 2005 and in China in July 2006.

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

Selling, General and Administrative

        For the year ended September 30, 2006, SG&A expense was $148.7 million, an increase of $20.9 million, or 16.4%, as compared with the year ended September 30, 2005. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets as well as non-cash option expense in the amount of $5.5 million for the year ended September 30, 2006, compared with $1.7 million for the year ended September 30, 2005. The year-over-year increase in amortization and depreciation expense resulted from the step-up to fair values of Sirona's net assets and liabilities related to the Exchange. Excluding these amounts, as a percentage of revenue SG&A expense increased to 27.5% for the year ended September 30, 2006, as compared with 27.2% for the year ended September 30, 2005. The increase was primarily due to increased costs associated with the growth in revenue and with costs associated with Sirona's expanded presence in various markets, including the United States, Japan, Australia and China. Cost for the initial Sarbanes Oxley implementation in the amount of $2.8 million have been included in other operating expenses.

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

Write-off of In-process Research and Development

        Write-off of IPR&D for the year ended September 30, 2006 was $6.0 million, compared to $33.8 million for the year ended September 30, 2005. The capitalization and immediate write-off were recorded as a result of the allocation of the acquisition purchase price in connection with the Exchange and the MDP Transaction. These charges will not have a continued impact on Sirona's future operating results.

(Gain)/Loss on Foreign Currency Transactions

        Gain on foreign currency transactions for the year ended September 30, 2006 amounted to $9.9 million compared to a loss of $1.3 million for the year ended September 30, 2005. These gains and losses included an unrealized foreign currency (gain) and loss on U.S. dollar denominated bank debt of $(6.0) million and $2.9 million for the years ended September 30, 2006 and 2005, respectively. An unrealized foreign currency gain of $5.0 million on the U.S. dollar denominated deferred income, resulting from the exclusivity payment, is also included in the year ended September 30, 2006. This foreign currency gain or loss resulted from translation adjustments to the carrying value of Tranche A of Sirona's U.S. dollar denominated bank debt and deferred income due to currency fluctuations which did not affect cash flow.

Interest Expense

        Net interest expense for the year ended September 30, 2006 was $54.3 million, compared to $33.9 million for the year ended September 30, 2005. This increase was primarily due to higher average debt balances following the MDP Transaction and includes $6.2 and $2.7 million of amortization of capitalized financing fees for the year ended September 30, 2006 and 2005, respectively.

Income Tax Benefit/(Provision)

        For the year ended September 30, 2006 and 2005, Sirona realized a profit and (loss) before income taxes and minority interest of $8.3 million and $(35.2) million, respectively. The average actual tax rate for these years was 35% and 36.9%, which would result in a provision and a (benefit) of $2.9 million and $(13.0) million, respectively. The tax provision for income taxes for the year ended September 30, 2006 was $7.4 million and the tax benefit for the year ended September 30, 2005 was $0.4 million. The tax provision for the year ended September 30, 2006 was adversely impacted by foreign income for which no foreign tax credit was available and the non-tax deductible charge related to the write off of IPR&D related to the Exchange. The tax benefit for the year ended September 30, 2005 was primarily impacted by non-tax deductible expense related to the write off of IPR&D related to the MDP Transaction.

Net Income/(Loss)

        Sirona's net income for the year ended September 30, 2006 was $0.8 million, an increase of $35.7 million, as compared with the year ended September 30, 2005. As described above, Sirona's net income was significantly impacted by the MDP Transaction, the related financing and the Exchange. For the year ended September 30, 2006, amortization and depreciation expense resulting from the step-up of fair values of intangible and tangible assets related to the Exchange and the MDP Transaction was $35.3 million (net of a tax impact of $19.0 million). Write-off of IPR&D was $6.0 million (with no tax impact). In addition, the unrealized gains on the Tranche A U.S. dollar denominated bank debt as well as the deferred income from the exclusivity payment was $7.1 million (net of a tax impact of $3.9 million) and option expenses were $2.3 million (net of a tax impact of $1.2 million). Excluding these items in both periods, net income increased due to higher revenue and improved gross margins, partially offset by higher SG&A, R&D and interest expense.

Liquidity and Capital Resources

        Historically, Sirona's principal uses of cash, apart from operating requirements, including research and development expenses, have been for interest payments, debt repayment and acquisitions. Operating capital expenditures are approximately equal to operating depreciation (excluding any effects from the increased amortization and depreciation expense resulting from the step-up to fair values of Sirona's and Schick's assets and liabilities required under purchase accounting). Sirona's management believes that Sirona's working capital is sufficient for its present requirements.

	Successor			Predecessor 2
	Year ended September 30, 2007	Year ended September 30, 2006	July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005	Year ended September 30, 2005 (aggregated) (unaudited)
	$'000s
Net cash provided by operating activities	$79,175	$96,714	$137,403	$54,806	$192,209
Net cash used in investing activities	(37,531)	(6,317)	(559,998)	(37,408)	(597,406)
Net cash (used in)/provided by financing activities	(29,588)	(78,493)	448,847	(14,624)	434,223

Increase/(decrease) in cash during the period	$12,056	$11,904	$26,252	$2,774	$29,026

Net Cash Provided by Operating Activities

        Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation. Net cash provided by operating activities was $79.2 million for the year ended September 30, 2007 compared to $96.7 million for the fiscal year ended September 30, 2006, and $192.2 million for the year ended September 30, 2005. The primary contributing factors to the decrease in cash provided by operating activities were (i) income tax payments in the amount of $41.7 million for the year ended September 30, 2007, compared to $6.5 million for the year ended September 30, 2006; (ii) accreted interest paid on the repayment of debt in connection with the refinancing in November 2006 in the amount of $8.6 million; and (iii) the increase of inventories due to the ramp up for new product launches and acquisitions. Income tax payments in the year ended September 30, 2007 were made in relation to taxes for prior year periods, which had been accrued at the end of fiscal year 2006, and for prepayments for fiscal year 2007.

        In 2005 Sirona received a one-time payment of $100 million for an exclusivity agreement for Dental CAD/CAM systems with Sirona's distribution partner, Patterson Dental Inc., for sales in the United States and Canada. Excluding this amount the cash provided by operating activities in fiscal years 2006 and 2005 remained nearly unchanged.

Net Cash Used in Investing Activities

        Net cash used in investing activities represents cash used for capital expenditures, financial investments, acquisitions and long-lived asset disposals. The primary contributors to the investing cash outflow in the periods presented are capital expenditures in the course of normal operating activities and the cash effect from two acquisitions in fiscal year 2007.

        Net cash used in investing activities was $37.5 million for the year ended September 30, 2007, compared to $6.3 million for the year ended September 30, 2006, and $597.4 million for the year ended September 30, 2005. The primary contributors to the investing cash outflow in fiscal year 2007 were (i) investments in special tools and software developed for sale, related to product launches, (ii) leasehold improvements for the Company's new office building in Bensheim, and (iii) the acquisition of an imaging systems manufacturer and a sales and service company with $10.5 million. The primary contributor to the investing cash inflow in fiscal year 2006 was the Exchange with $14.6 million, offset by capital expenditures of $22.5 million primarily related to property, plant and equipment and software developed for sale.

        The primary contributors to the investing cash outflow in the twelve months period that ended on September 30, 2005 were (i) the MDP Transaction of $556.3 million, (ii) the deferred purchase price payment in December 2004 of $25.7 million related to the EQT Transaction, and (iii) capital expenditures of $15.7 million.

Net Cash Used in/(Provided by) Financing Activities

        Net cash used in financing activities was $29.6 million for the year ended September 30, 2007 compared to net cash used in financing activities of $78.5 million for the year ended September 30, 2006 and net cash provided by financing activities of $434.2 million for the year ended September 30, 2005. The cash used in financing activities in fiscal 2007 reflected the refinancing of the Company's prior credit facilities as of November 24, 2006 and the utilization of the Company's revolving credit facility in the period. Cash used in financing activities in fiscal 2006 comprised unscheduled prepayments of the Mezzanine loan (€15 million or $17.4 million) as well as Tranche C (€15 million or $17.4 million) and unscheduled and scheduled prepayments of Tranche A ($43.9 million) of the Senior Facility Loan. The cash provided by financing activities in the twelve months ended September 30, 2005 reflected the refinancing of Sirona's debt to effect the MDP Transaction. This refinancing resulted in full repayment of Sirona's existing bank debt and shareholder loans and proceeds generated from new debt. As a result of the MDP Transaction, Sirona's debt substantially increased.

        Sirona believes that its operating cash flows and available cash (including restricted cash), together with its long-term debt borrowings, will be sufficient to fund its working capital needs, research and development expenses (including but not limited to the acquired in-process research and development) anticipated capital expenditures and debt service requirements for the foreseeable future.

Other Financial Data (unaudited):

	Successor			Predecessor 2
	Year ended September 30, 2007	Year ended September 30, 2006	July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005
	$'000s
Net income/(loss)	$56,469	$755	$(46,035)	$11,126
Net interest expense	28,166	54,275	11,087	22,774
(Benefit)/provision for income taxes	(34,877)	7,360	(5,796)	5,444
Depreciation	14,646	12,543	3,454	12,738
Amortization	78,994	54,311	11,938	31,417

EBITDA	$143,398	$129,244	$(25,352)	$83,499

        EBITDA is a non-GAAP financial measure that is reconciled to net income, its most directly comparable U.S. GAAP measure, in the accompanying financial tables. EBITDA is defined as net earnings before interest, taxes, depreciation, and amortization. Sirona's management utilizes EBITDA as an operating performance measure in conjunction with U.S. GAAP measures, such as net income and gross margin calculated in conformity with U.S. GAAP. EBITDA should not be considered in isolation or as a substitute for net income prepared in accordance with U.S. GAAP. There are material limitations associated with making the adjustments to Sirona's earnings to calculate EBITDA and using this non-GAAP financial measure. For instance, EBITDA does not include:

  •
  interest expense, and because Sirona has borrowed money in order to finance its operations, interest expense is a necessary element of its costs and ability to generate revenue;

  •
  depreciation and amortization expense, and because Sirona uses capital and intangible assets, depreciation and amortization expense is a necessary element of its costs and ability to generate revenue; and

  •
  tax expense, and because the payment of taxes is part of Sirona's operations, tax expense is a necessary element of costs and impacts Sirona's ability to operate.

        In addition, other companies may define EBITDA differently. EBITDA, as well as the other information in this filing, should be read in conjunction with Sirona's consolidated financial statements and footnotes.

        In addition to EBITDA, the accompanying financial tables also set forth certain supplementary information that Sirona believes is useful for investors in evaluating Sirona's underlying operations. This supplemental information includes gains/losses recorded in the periods presented which relate to the early extinguishment of debt, share based compensation, revaluation of the dollar-denominated exclusivity payment and borrowings where the functional currency is the Euro, and the Exchange. Sirona's management believes that these items are either nonrecurring or noncash in nature, and should be considered by investors in assessing Sirona's financial condition, operating performance and underlying strength.

        Sirona's management uses EBITDA together with this supplemental information as an integral part of its reporting and planning processes and as one of the primary measures to, among other things:

  (i)
  monitor and evaluate the performance of Sirona's business operations;

  (ii)
  facilitate management's internal comparisons of the historical operating performance of Sirona's business operations;

  (iii)
  facilitate management's external comparisons of the results of its overall business to the historical operating performance of other companies that may have different capital structures and debt levels;

  (iv)
  analyze and evaluate financial and strategic planning decisions regarding future operating investments; and

  (v)
  plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.

        Sirona's management believes that EBITDA and the supplemental information provided is useful to investors as it provides them with disclosures of Sirona's operating results on the same basis as that used by Sirona's management.

Supplemental Information

	Successor			Predecessor 2
	Year ended September 30, 2007	Year ended September 30, 2006	July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005
	$'000s
Transaction related costs	$—	$—	$1,592	$35
Write off of IPR&D	—	6,000	33,796	—
Fair Value increase in inventory	—	750	9,904	—
Loss on debt extinguishment	21,145	—	—	—
Share-based compensation	14,400	3,537	—	—
Unrealized, non-cash (gain) on revaluation of the carrying value of the $-denominated exclusivity fee	(11,274)	(4,972)	—	—
Foreign currency exchange (gain) on the early extinguishment of $-denominated bank debt	(3,885)	—	—	—
Non-cash (gain)/expense on revaluation of the carrying value of the $-denominated bank loans and short-term shareholder loans	(6,572)	(6,022)	(95)	3,843

	$13,814	(707)	45,197	3,878

Long-term debt

Shareholder loan

        Luxco granted Sirona Holding a loan of €151.0 million in connection with the MDP Transaction. The loan accrues interest at 7.5% per annum. In connection with the Exchange Sirona Dental Systems, Inc. took over the shareholder loan from Luxco. Effective June 20, 2006 (closing of the Exchange) the shareholder loan is eliminated on consolidation. The interest is being accumulated until the end of the loan term on June 30, 2015, when the loan and the interest is required to be repaid. From October 1, 2005 through June 20, 2006 interest of €8.3 million ($10.1 million) has been accreted.

Senior Term Loans

        On November 22, 2006, Sirona Dental Systems, Inc. entered into a senior credit facility (the "Senior Facilities Agreement") as original guarantor, with Schick Technologies, Inc., a New York company and wholly owned subsidiary of Sirona ("Schick NY"), as original borrower and original guarantor, with Sirona Dental Systems GmbH, as original borrower and original guarantor, with Sirona Dental Services GmbH, as original borrower and original guarantor and with Sirona Dental Systems LLC, Sirona Holding GmbH and Sirona Immobilien GmbH as original guarantors. Initial borrowings under the Senior Facilities Agreement plus excess cash were used to retire the outstanding borrowings under the Company's previous credit facilities.

        The Senior Facilities Agreement includes: (1) a term loan A1 in an aggregate principal amount of $150 million (the "tranche A1 term loan") available to Sirona's subsidiary, Schick NY, as borrower; (2) a term loan A2 in an aggregate principal amount of Euro 275 million (the "tranche A2 term loan") available to Sirona's subsidiary, Sirona Dental Services GmbH, as borrower; and (3) a $150 million revolving credit facility available to Sirona Dental Systems GmbH, Schick NY and Sirona Dental Services GmbH, as initial borrowers. The revolving credit facility is available for borrowing in Euro, U.S. dollars, Yen or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There are no cross-border guarantees since all guarantees are by entities that have the same functional currency as the currency in which the respective guaranteed borrowing is denominated.

        Each of the senior term loans has a five year maturity and is to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. At the Company's current leverage multiples, the new facilities bear interest at a margin of 75 basis points plus, in the case of Euro-denominated loans, EURIBOR and, in the case of other loans, LIBOR.

        The Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from November 24, 2007 onwards, the applicable margin will vary between 90 basis points and 45 basis points per annum according to the Company's leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement). Interest rate swaps have been established for 66.6% of the interest until March 2010. The interest rate swaps fix the LIBOR or EURIBOR element of interest payable on 66.6% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period range from 3.50% to 5.24%. Settlement of the swaps is required on a quarterly basis.

        The Senior Facilities Agreement contains restrictive covenants that limit Sirona's ability to make loans, make investments (including in joint ventures), incur additional indebtedness, make acquisitions or pay dividends, subject to agreed exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of interest payments and defined earnings measures. If the Company breaches any of the covenants, the loans will be become repayable on demand.

        Debt issuance costs of $5.6 million were incurred in relation to the new financing and were capitalized as deferred charges.

Contractual Obligations and Commercial Commitments

        The following table summarizes contractual obligations and commercial commitments as of September 30, 2007:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$'000s
Long-term debt	$551,716	$11,574	$162,042	$378,100	$—
Operating lease obligations	48,879	6,843	10,324	7,916	23,796
Pension	22,715	1,159	4,326	4,648	12,582
Purchase commitments	50,347	44,482	5,713	101	51

Total	$673,657	$64,058	$182,405	$390,765	$36,429

        The amounts disclosed above include capitalized interest of $9.7 million on long-term debt.

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

        At September 30, 2007 and 2006, the maximum potential amount of future undiscounted payments that could be required to be made was $6.3 million and $5.8 million, respectively. However, these amounts may be recovered from dealers pursuant to the recourse arrangements described above. No related asset or liability has been recorded in Sirona's consolidated financial statements as of September 30, 2007 or 2006.

        In July 2005, Sirona entered into a sale and leaseback agreement regarding unused land on the Bensheim site of Sirona in Germany. The land was sold for €0.9 million ($1.3 million at the €/$ exchange rate of September 30, 2007) to an unrelated property development company, who constructed an office building based on Sirona's specifications on the site. Sirona leased the building from the property development company through an 18-year lease. Rental payments started in April 2007 when the building was ready for occupancy. Under the terms of the lease, rent is fixed at €1.2 million ($1.7 million at the €/$ exchange rate of September 30, 2007) per annum until 2013. After 2013, rent is subject to adjustment according to an inflation index. The land remains an asset on Sirona's balance sheet and the building has been accounted for as an operating lease.

        Sirona has no other off-balance sheet financing arrangements.

Critical Accounting Policies

        The preparation of financial statements in conformity with U.S. GAAP requires Sirona to make estimates and assumptions that affect amounts reported in its consolidated financial statements and accompanying notes. These estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information Sirona believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to Sirona's estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in its estimates and assumptions from time to time. The following accounting policies are those that Sirona believes to be the most sensitive to its estimates and assumptions.

Revenue Recognition

        Sirona recognizes revenue, net of related discounts and allowances, when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and title and risk of loss has passed to customers based on the shipping terms. Returns of products, excluding warranty related returns, are infrequent and insignificant. Revenue related to products that contain software which is more than incidental to the product is recognized in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." For orders which contain one or more elements to be delivered at a future date, but do not include software that is more than incidental to the other elements, the Company recognizes revenue in accordance with EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." For revenue on certain CEREC and GALILEOS units recognized in accordance with both SOP 97-2 and EITF 00-21, the Company allocates revenues between the various elements using the relative fair value method because evidence of fair value exists for all elements. Under the relative fair value method, as applied by the Company, the revenue is allocated between the elements of the arrangement in proportion to the fair value of each element. The revenue allocated to the service contract is deferred until the service is provided.

        The revenue allocated to the CEREC or GALILEOS product sold, which contains software and hardware the functionality of which is dependent on the software and for which the software is integral (i.e., software-related hardware), is recognized as revenue upon transfer of the risk and rewards of ownership. The fair value of the product and the service contract is based on the price charged when the same element is sold separately to customers or based on the renewal rate of the service contract.

        The Company offers its customers an option to purchase extended warranties on certain products. The Company recognizes revenue on these extended warranty contracts ratably over the life of the contract. The costs associated with these extended warranty contracts are recognized when incurred.

        The Company offers discounts to its distributors if certain conditions are met. Discounts and allowances are primarily based on the volume of products purchased or targeted to be purchased by the individual customer or distributor. Discounts are deducted from revenue at the time of sale or when the discount is granted, whichever is later. The Company estimates volume discounts based on the individual customer's historical and estimated future product purchases.

        Amounts received from customers in advance of product shipment are classified as deferred income until the revenue can be recognized in accordance with the Company's revenue recognition policy.

Pensions and 401(k) Plan

        Sirona has both defined benefit and defined contribution pension plans, as well as an early retirement plan.

        As of September 30, 2007, the Company adopted the recognition provisions of FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). This standard requires employers to fully recognize the obligations associated with single-employer defined benefit pension plans in their financial statements. In detail SFAS 158 requires an employer to recognize on its balance sheet the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation as of the end of the employer's fiscal year. Changes in the funded status will be recognized in other comprehensive income until they are amortized as a component of net periodic benefit cost. The adjustments to adopt SFAS 158 were recorded as a component of accumulated other comprehensive income.

        The impact due to the adoption of SFAS 158 as of September 30, 2007 is summarized in the following table and reflects the recognition of the unrecognized actuarial gains as of September 30, 2007 within accumulated other comprehensive income, net of related tax effect:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
	$'000s
Deferred tax assets (non-current)	$4,249	$(1,755)	$2,494
Total assets	1,659,498	(1,755)	1,657,743
Liability for pension benefits	55,821	(6,371)	49,450
Total liabilities	1,054,564	(6,371)	1,048,193
Accumulated other comprehensive income	40,372	4,616	44,988
Total stockholders' equity	604,450	4,616	609,066

        Pension expense is recognized on an accrual basis over the employee's approximate service periods. Defined benefit pension costs are determined by using an actuarial method, which provides for the deferral of actuarial gains and losses (in excess of a specified corridor) that result from changes in assumptions or actual experience differing from that assumed. Costs relating to changes in the benefit plan as well as the transition obligation are amortized. Disclosure of the components of periodic pension cost is also required. When purchase accounting is applied, pension liabilities are recognized for the projected benefit obligation in excess of plan assets.

        The key assumption used in the actuarial calculations for the defined benefit pension plans is the selection of the appropriate discount rate. The discount rate has been selected by reference to market interest rates. The discount rate used reflects the rates available on high quality fixed income investment of appropriate duration at the measurement dates of each year. Fluctuations in market interest rates could impact the amount of pension expense recorded for these plans. The discount rate assumption changed from 4.50% at September 30, 2006 to 5.25% at September 30, 2007 thereby affecting the amount of pension expense recorded during each period.

        Plan assets consist of contributions made by Sirona to a pension support fund of an insurance company, the custodian, which in turn invests these contributions. The insurance company guarantees the employees the investments will generate a minimum return of 3.25%. The plan assets are invested in equity securities (31.9%), fixed income securities (53.1%) and other assets (15.0%).

        As of September 30, 2007 there were actuarial gains that will be amortized through the corridor approach method during the years of service remaining beginning fiscal year 2008. The reasons for the appearance of these gains are the increase of the retirement age in Germany and the increase of the discount rate.

        Contributions made to the defined contribution pension plans and the 401(k) savings plan for U.S. employees are accrued based on the contributions required by the plan.

        Sirona also has an early retirement plan, Altersteilzeit ("ATZ") which allows certain German employees who have been accepted into the plan to retire at 60 rather than at the legal retirement age. Eligible employees are those who have attained the age of 55 or who will attain the age of 55 by calendar year 2009 and have been accepted to participate in the ATZ plan. The ATZ plan can cover a period between the ages of 58 to 63 of the participating employees and is split into an active service period, where the employees work full time for Sirona, and an inactive service period, where the employees do not work for the Company. During the active service period, the employees receive 50% of their salary and the remaining 50% of their salary, plus a bonus payment equal to 35% of their salary is paid during the inactive service period. Sirona recognizes the salary component of the ATZ plan over the period from the beginning of the ATZ period to the end of the active service period. Sirona recognizes the bonus component over the period from the point at which the employee signs the ATZ contract until the end of the active service period.

Income Taxes

        Sirona recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Sirona regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, as necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If Sirona is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, it could be required to increase its valuation allowance against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on operating results. As of September 30, 2007, Sirona had recorded valuation allowances against its deferred tax assets in the amount of $5.4 million. Further information on income taxes is provided in Note 12 to the consolidated financial statements appearing elsewhere in this report.

Impairment of Long-Lived and Finite-Lived Assets

        Sirona assesses all its long-lived assets for impairment whenever events or circumstances indicate their carrying value may not be recoverable. Sirona's management assesses whether there has been an impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the asset. The factors considered by Sirona's management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If an impairment is deemed to exist, management records an impairment charge equal to the excess of the carrying value over the fair value of the impaired assets. This could result in a material charge to earnings.

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

        Sirona evaluates trademarks, which are considered indefinite-lived intangible assets, for impairment at least annually or whenever events or circumstances indicate their carrying value might be impaired. In performing this assessment, Sirona's management considers operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. The carrying value of trademarks is considered impaired when their carrying value exceeds their fair market value. In such an event, an impairment loss is recognized equal to the amount of that excess. Key assumptions in determining fair value include using the projected cash flows discounted at a rate commensurate with the risk involved.

Purchase Accounting

        Sirona has recorded a change in basis of the assets and liabilities acquired in the Exchange, the MDP Transaction and EQT Transaction. These transactions required the assets and liabilities to be recorded either at partial fair value or fair value as described in Notes 4 and 5 to Sirona's consolidated financial statements contained elsewhere in this document. In determining the fair value of assets and liabilities, Sirona is required to make certain key assumptions that could materially impact the value of the assets or liabilities recorded.

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

        Fair value of liabilities was determined to be equivalent to the predecessors' carrying value or acquired company's fair value except for pension obligations, which were valued at the project benefit obligation measured in accordance with Statement of Financial Accounting Standard No. 87, Employer's Accounting for Pensions.

Recent Accounting Pronouncements Not Yet Adopted

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is still determining the effect SFAS 157 will have on its consolidated financial statements, but it currently does not expect the effect to be material.

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits measurement of recognized financial assets and liabilities at fair value with some certain exceptions such as investments in subsidiaries, obligations for pension or other postretirement benefits, and financial assets and financial liabilities recognized under leases. Changes in the fair value of items for which the fair value option is elected should be recognized in income or loss. The election to measure eligible items at fair value is irrevocable and can only be made at defined election dates or events, generally on an instrument by instrument basis. Items for which the fair value option is elected should be separately presented or parenthetically be disclosed in the statement of financial position. SFAS 159 also requires significant new disclosures that apply for interim and annual financial statements. SFAS 159 shall be effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted, if certain conditions are met. The effect of the first remeasurement to fair value of eligible items existing will be reported as an adjustment to the opening balance of retained earnings as of the date of adoption. The Company is currently evaluating SFAS 159 and determining whether to elect the fair value option for certain financial assets and liabilities.

        In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" which is an interpretation of FASB Statement 109, "Accounting for Income Taxes." FIN 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the "more-likely than not" recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. FIN 48 is effective for the Company's fiscal year ending September 30, 2008. The Company is still determining the effect FIN 48 will have on its consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Sirona's primary market risk exposure is interest rate risk associated with short and long-term bank loans bearing variable interest rates. To manage this interest rate risk exposure, Sirona enters into interest rate swap agreements. Sirona is also exposed to foreign currency risk, which can adversely affect our sales and operating profits. To manage this risk, Sirona enters into forward exchange contracts.

        The following discussion should be read in conjunction with Notes 2 and 15 to Sirona's audited consolidated financial statements appearing elsewhere in this Report, which provide further information on Sirona's derivative instruments.

Interest Rate Sensitivity

        To reduce the exposure associated with Sirona's variable rate debt, Sirona has entered into interest rate swap agreements that limit the variable rate for portions of the bank loans. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Long-term debt" for further details.

        As of September 30, 2007, the interest rate swaps had notional amounts of $359.6 million and a fair value of $0.3 million. The variable benchmark interest rates associated with these instruments ranged from 3.5% to 5.24%. A hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased the interest expense for the year ended September 30, 2007 by approximately $4.8 million.

Exchange Rate Sensitivity

        The Euro is the functional currency for the majority of Sirona's subsidiaries, including its German operations, which are the primary sales and manufacturing operations of Sirona. Sales from other Sirona operations are denominated in various foreign currencies. Sales in Euro, U.S. dollar and other currencies represented 51%, 39% and 10%, respectively, of total sales for fiscal 2007. In order to hedge portions of the transactional exposure to fluctuations in exchange rates between the U.S. dollar and the Euro, based on forecasted and firmly committed cash flows, Sirona enters into forward foreign currency (different from functional currency) contracts. These forward foreign currency contracts are intended to protect Sirona against the short-term effects of changes in the exchange rates. Sirona does not apply hedge accounting to these forward foreign currency contracts.

        The table below provides information, as of September 30, 2007, about receivables and derivative financial instruments by functional currency and presents such information in U.S. dollars, which is Sirona's reporting currency. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates. The estimated fair value of receivables is considered to approximate their carrying value because receivables have a short maturity. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected Maturity Date
As of September 30, 2007	2007	2008	2009	2010	2011	Beyond 2011	Total	Fair Value
	$'000s
Receivables:
U.S. Dollar	$32,082	$—	—	—	—	—	$32,082	$32,082
Japanese Yen	5,375	—	—	—	—	—	5,375	5,375
Australian Dollar	3,489	—	—	—	—	—	3,489	3,489
Danish Krone	1,089	—	—	—	—	—	1,089	1,089
Chinese Yuan Renminbi	1,703	—	—	—	—	—	1,703	1,703
UK Sterling	114	—		—	—	—	114	114
Swiss Francs	7	—	—	—	—	—	7	7

	$43,859	$—	—	—	—	—	$43,859	$43,859

Forward Exchange Contracts:
U.S. dollar notional amount	$45,000	—	—	—	—	—	—	$1,759
Average contract exchange rate	$1.3699	—	—	—	—	—	—	—

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is included as a separate section of this Annual Report on Form 10-K, beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2007. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, the Company's disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Commission's rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Our management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, management believes that, as of September 30, 2007, our internal control over financial reporting is effective based on those criteria.

        The independent registered public accounting firm which audited the Company's financial statements included in this Form 10-K has issued an attestation report on the Company's internal control over financial reporting. Please see attestation report on page F-5.

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On December 4, 2007, the Compensation Committee of the Board of Directors of the Company approved cash bonus awards to certain named executive officers pursuant to the Company's bonus plans and additional discretionary cash awards. Mr. Jost Fischer, President and Chief Executive Officer received €182,900 pursuant to the Company's EVA Plan and received an additional discretionary cash bonus award of €60,000; Ms. Simone Blank, Executive Vice President and Chief Financial Officer received €100,300 pursuant to the Company's EVA Plan and received an additional discretionary cash bonus of €50,000; Mr. Jeffrey Slovin, Executive Vice President and Chief Operating Officer of U.S. Operations received $189,000 based on the bonus formula found in his prior 2004 employment agreement and received an additional discretionary cash bonus of $61,000; and Mr. Theo Haar, Executive Vice President Human Resources and Services received €36,250 pursuant to the Company's EVA Plan and received an additional discretionary cash bonus of €50,000.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2008.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2008.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2008.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          (a)(1)    Financial Statements, See Index to Financial Statements on Page F-1

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
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 20, 2006)
3.3	Bylaws of the Company effective as of November 1, 2005 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on March 8, 2006)
4.1	Form of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 333-33731, filed on June 30, 1997)
10.1	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K, filed on July 13, 2001)†
10.2	Amendment to 1996 Employee Stock Option Plan (incorporated by reference to the Company's definitive proxy statement on Schedule 14A, filed on May 16, 2006)
10.3	1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K, filed on June 18, 2003)†
10.4	Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference to the Company's definitive proxy statement on Schedule 14A, filed on January 26, 2007) †
10.5	Form of Stock Option Notice under Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference to Form 8-K filed on February 28, 2007) †
10.5
Distributorship Agreement, dated April 6, 2000, by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K, filed on June 29, 2000)**
10.6
Amendment No. 1 to Distributorship Agreement, dated July 1, 2005 by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.1 to Form 10-Q/A, filed on March 24, 2006)**
10.7
Consulting and Non-Competition Agreement between Schick Technologies, Inc. and David B. Schick, dated May 7, 2004 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K, filed on June 25, 2004)

10.8
Transaction Services Agreement by and between Blitz F04-506 GmbH, Sirona Dental Services GmbH & Co KG, Sirona Dental Systems GmbH, MDP IV Offshore GP, LP and Harry M. Jansen Kraemer, Jr., dated July 6, 2005 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K, filed on December 11, 2006)
10.9	Registration Agreement between the Company and Luxco, dated as of June 20, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)
10.10	Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 20, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)†
10.11	Employment Agreement between the Company and Michael Stone, dated as of June 20, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)†
10.12	Transition and Severance Agreement between the Company and Zvi Raskin, dated as of June 14, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)†
10.13
Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Jost Fischer, dated as of January 25, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed on August 9, 2006)†
10.14
Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Simone Blank, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed on August 9, 2006)†
10.15
Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Theo Haar, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.7 to Form 10-Q, filed on August 9, 2006)†
10.16
Consolidated and Restated Amendment to Distributorship Agreement between Sirona Dental Systems GmbH and Patterson Companies, Inc. (incorporated by reference to Exhibit 10.8 to Form 10-Q, filed on August 9, 2006)**
10.17
Senior Facilities Agreement (incorporating amendments made on December 5, 2006 and January 19, 2007) among Sirona Dental Systems, Inc., Schick Technologies, Inc., Sirona Dental Systems GmbH, Sirona Dental Services GmbH, Sirona Dental Systems LLC, Sirona Holding GmbH, Sirona Immobilien GmbH, J.P. Morgan PLC, UBS Limited, JPMorgan Chase Bank, N.A., and J.P. Morgan Europe Limited, dated November 22, 2006 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed May 10, 2007)
10.18	Description of the Sirona Dental Systems, Inc. EVA Plan
10.34
Employment Agreement between Schick Technologies, Inc. and Jeffrey T. Slovin, dated June 9, 2004 (superseded by the employment agreement dated June 20, 2006 (the "2006 employment agreement) incorporated by reference as Exhibit 10.10 to this Form 10-K, except for the bonus information contained in Section IV referenced in the 2006 employment agreement)†
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K, filed on June 25, 2004)

16.1
Letter from Grant Thornton LLP to the Securities and Exchange Commission confirming statements made about it by Company in connection with changes to the Company's certifying accountant (incorporated by reference to Exhibit 16.1 to Form 8-K, filed June 26, 2006)
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

December 7, 2007

SIRONA DENTAL SYSTEMS, INC.
By:	/s/ JOST FISCHER Jost Fischer Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ JOST FISCHER Jost Fischer	Chairman of the Board and Director, President and Chief Executive Officer (Principal Executive Officer)	December 7, 2007
/s/ SIMONE BLANK Simone Blank	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 7, 2007
/s/ NICHOLAS W. ALEXOS Nicholas W. Alexos	Director	December 7, 2007
/s/ DAVID BEECKEN David Beecken	Director	December 7, 2007
/s/ WILLIAM K. HOOD William K. Hood	Director	December 7, 2007
/s/ ARTHUR D. KOWALOFF Arthur D. Kowaloff	Director	December 7, 2007
/s/ HARRY M. JANSEN KRAEMER, JR. Harry M. Jansen Kraemer, Jr.	Director	December 7, 2007

/s/ TIMOTHY D. SHEEHAN Timothy D. Sheehan	Director	December 7, 2007
/s/ JEFFREY T. SLOVIN Jeffrey T. Slovin	Director	December 7, 2007
/s/ TIMOTHY P. SULLIVAN Timothy P. Sullivan	Director	December 7, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM	F-3
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006	F-6

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006, AND FOR THE PERIODS FROM JULY 1, 2005 TO SEPTEMBER 30, 2005 (SUCCESSOR), AND OCTOBER 1, 2004 TO JUNE 30, 2005 (PREDECESSOR 2)	F-7

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006, AND FOR THE PERIODS FROM JULY 1, 2005 TO SEPTEMBER 30, 2005 (SUCCESSOR), AND OCTOBER 1, 2004 TO JUNE 30, 2005 (PREDECESSOR 2)	F-9

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006, AND FOR THE PERIODS FROM JULY 1, 2005 TO SEPTEMBER 30, 2005 (SUCCESSOR), AND OCTOBER 1, 2004 TO JUNE 30, 2005 (PREDECESSOR 2)	F-10
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-11

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007
AND SEPTEMBER 30, 2006
AND
FOR THE YEARS ENDED SEPTEMBER 30, 2007
AND SEPTEMBER 30, 2006
AND FOR THE PERIODS FROM
JULY 1, 2005 TO SEPTEMBER 30, 2005 (SUCCESSOR)
AND
OCTOBER 1, 2004 TO JUNE 30, 2005 (PREDECESSOR 2)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM

The Board of Directors
Sirona Dental Systems, Inc.:

        We have audited the accompanying consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries (Successor) as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the years ended September 30, 2007 and 2006 and the period from July 1, 2005 to September 30, 2005 (Successor periods), and the consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows of Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH and subsidiaries (Predecessor 2) for the period from October 1, 2004 to June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for the Successor periods, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the aforementioned Predecessor 2 consolidated financial statements present fairly, in all material respects, the results of operations and cash flows for Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH and subsidiaries for the Predecessor 2 periods, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirona Dental Systems, Inc.'s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 7, 2007 expressed an unqualified opinion on the effectiveness Sirona Dental Systems, Inc.'s internal control over financial reporting.

        As discussed in Notes 2 and 5 to the consolidated financial statements, effective June 30, 2005, the Sirona Dental Services GmbH acquired all of the outstanding stock of Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.

KPMG Deutsche Treuhand-Gesellschaft
Aktiengesellschaft Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany
December 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM

The Board of Directors
Sirona Dental Systems, Inc.:

         We have audited Sirona Dental Systems, Inc.'s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirona Dental Systems, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

         In our opinion, Sirona Dental Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries (Successor) as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the years ended September 30, 2007 and 2006 and the period from July 1, 2005 to September 30, 2005 (Successor periods), and the consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows of Sirona Dental Systems Beteiligungs-und Verwaltungs GmbH and subsidiaries (Predecessor 2) for the period from October 1, 2004 to June 30, 2005 (Predecessor 2 period), and our report dated December 7, 2007 contains an explanatory paragraph that states that the financial information for the periods after the acquisition of Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH described in notes 2 and 5 to the consolidated financial statements is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.

KPMG Deutsche Treuhand-Gesellschaft
Aktiengesellschaft Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany
December 7, 2007

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		Successor	Successor
	Note	September 30, 2007	September 30, 2006
		$'000 (except for share amounts)
ASSETS
Current assets
Cash and cash equivalents		$99,842	$80,560
Restricted cash		908	953
Accounts receivable, net of allowance for doubtful accounts of $1,475 and $837, respectively	8	87,074	66,090
Inventories, net	9	74,834	57,303
Deferred tax assets	12	9,040	4,671
Prepaid expenses and other current assets		18,801	16,074
Income tax receivable	12	3,758	—

Total current assets		294,257	225,651
Property, plant and equipment, net of accumulated depreciation and amortization of $31,037 and $18,139, respectively	10	80,523	61,042
Goodwill	11	677,506	613,549
Investments		1,254	750
Intangible assets, net of accumulated amortization of $156,776 and $66,242, respectively	11	597,302	618,993
Other non-current assets		4,407	17,370
Deferred tax assets	12	2,494	3,649

Total assets		1,657,743	1,541,004

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable		$46,190	$30,303
Short-term debt and current portion of long-term debt	14	23,041	14,738
Income taxes payable	12	5,543	10,434
Deferred tax liabilities	12	3,264	3,208
Accrued liabilities and deferred income	13	84,348	65,203

Total current liabilities		162,386	123,886
Long-term debt	15	540,143	518,634
Deferred tax liabilities	12	192,808	243,491
Other non-current liabilities		13,406	18,128
Pension related provisions	22	49,450	48,167
Deferred income	16	90,000	100,589

Total liabilities		1,048,193	1,052,895

Minority interest		484	263
Shareholders' equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		—	—
Common stock ($0.01 par value; 95,000,000 shares authorized: 54,765,285 and 54,608,134 shares issued and outstanding)		548	546
Additional paid-in capital		603,570	582,447
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings/(accumulated deficit)		9,063	(47,406)
Accumulated other comprehensive income	7	44,988	1,362

Total shareholders' equity		609,066	487,846

Total liabilities, minority interest and shareholders' equity		$1,657,743	$1,541,004

The accompanying notes are an integral part of these financial statements

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

				Successor	Predecessor 2
		Successor	Successor
				July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005
	Notes	Year ended September 30, 2007	Year ended September 30, 2006
		$'000 (except per share amounts)
Revenue	23	$659,949	$520,604	$105,071	$358,285
Cost of sales	23	355,475	278,685	71,614	199,463

Gross profit		304,474	241,919	33,457	158,822
Selling, general and administrative expense		203,597	148,715	34,544	93,236
Research and development		46,945	33,107	7,863	21,700
Provision for doubtful accounts and notes receivable		217	348	(192)	(127)
Write off of in-process research and development		—	6,000	33,796	—
Net other operating (income)/expense		(162)	1,733	(723)	(384)

Operating income/(loss)		53,877	52,016	(41,831)	44,397
Foreign currency transactions (gain)/loss, net		(16,794)	(9,873)	601	749
Loss/(gain) on derivative instruments		169	(719)	(1,682)	4,383
Interest expense, net	21	28,166	54,275	11,087	22,774
Loss on debt extinguishment		21,145	—	—	—
Other (income)		(586)	—	—	(129)

Income/(loss) before taxes and minority interest		21,777	8,333	(51,837)	16,620
Income tax (benefit)/provision		(34,877)	7,360	(5,796)	5,444
Minority interest		185	218	(6)	50

Net income/(loss)		$56,469	$755	$(46,035)	$11,126

Income per share
—Basic	17	$1.03	0.02	N/A	N/A
—Diluted	17	$1.02	0.02	N/A	N/A

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common share capital	Amount of common shares issued	Additional paid-in capital	Excess of purchase price over predecessor basis	Retained earnings/ (accumulated deficit)	Accumulated other comprehensive income/(loss)	Total
	$'000s (except for amount of common shares issued)
Balances as of September 30, 2004	$629		$51,757	$—	$(34,358)	$(752)	$17,276
Comprehensive income:
Net income	—		—	—	11,126	—	11,126
Cumulative translation adjustment	—		—	—	—	(1,287)	(1,287)

Total comprehensive income	—		—	—	11,126	(1,287)	9,839

Balances as of June 30, 2005	629		51,757	—	(23,232)	(2,039)	27,115
Restructuring adjustments	(599)		71,939	(49,103)	21,106	1,852	45,195
	30		123,696	(49,103)	(2,126)	(187)	72,310
Successor
Comprehensive loss:
Net loss	—		—	—	(46,035)	—	(46,035)
Cumulative translation adjustment	—		—	—	—	417	417

Total comprehensive loss	—		—	—	(46,035)	417	(45,618)

Balances as of September 30, 2005	30		123,696	(49,103)	(48,161)	230	26,692

Successor	—	36,972,480	—	—	—	—	—

Issuance of common stock in Exchange	516	17,617,433	455,007	—	—	—	455,523
Issuance of common stock upon excercise of options	—	18,221	160	—	—	—	160
Stock compensation	—		3,537	—	—	—	3,537
Tax benefit of stock options exercised	—		47	—	—	—	47
Comprehensive loss:
Net income	—		—	—	755	—	755
Cumulative translation adjustment	—		—	—	—	1,132	1,132

Total comprehensive income	—		—	—	755	1,132	1,887

Balances as of September 30, 2006	546	54,608,134	582,447	(49,103)	(47,406)	1,362	487,846

Successor	—		—	—	—	—	—
Issuance of common stock upon excercise of options	2	159,384	1,392	—	—	—	1,394
Retirement of common stock		(2,233)
Stock compensation	—		14,400	—	—	—	14,400
Tax benefit of stock options exercised	—		5,331	—	—	—	5,331
Comprehensive income:
Net income	—		—	—	56,469	—	56,469
Cumulative translation adjustment	—		—	—	—	39,010	39,010

Total comprehensive income	—		—	—	56,469	39,010	95,479

Adjustment to initially apply SFAS 158, net of tax						4,616	4,616

Balances as of September 30, 2007	$548	54,765,285	$603,570	$(49,103)	$9,063	$44,988	$609,066

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Successor	Successor	Predecessor 2
	Year ended September 30, 2007	Year ended September 30, 2006	July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005
	$'000s
Cash flows from operating activities
Net income/(loss)	$56,469	$755	$(46,035)	$11,126
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Minority interest	183	199	—	—
Depreciation and amortization	96,378	62,931	15,392	44,155
Loss/(gain) on disposal of property, plant and equipment	157	(22)	(23)	(45)
(Gain)/loss on derivate instruments	169	(719)	(1,682)	4,383
Foreign currency transactions (gain)/loss	(16,794)	(9,873)	601	749
Accreted interest on long term debt	13,983	14,907	4,590	3,115
Deferred income taxes	(72,683)	(12,340)	1,198	(2,546)
Write off of in-process research and development	—	6,000	33,796	—
Amortization of debt issuance cost	4,405	5,820	907	1,807
Loss on debt extinguishment	19,964	—	—	—
Compensation expense from stock options	14,400	3,537	—	—
Changes in assets and liabilities
Accounts receivable and accounts receivable from related parties	(7,656)	(6,850)	10,287	(1,547)
Inventories	(7,133)	(529)	11,887	(2,869)
Prepaid expenses and other current assets	11,907	18,110	(15,474)	(13)
Restricted Cash	152	(222)	443	(276)
Other non-current assets	(4,544)	5,805	846	(51)
Trade accounts payable and accounts payable to related parties	14,186	(2,247)	4,195	(6,701)
Accrued liabilities and deferred Income	(24,196)	(5,985)	112,155	8,068
Other non-current liabilities	(11,913)	9,207	7,809	(6,809)
Income taxes receivable	(2,198)	—	—	—
Income taxes payable	(6,061)	8,230	(3,489)	2,260

Net cash provided by operating activities	79,175	96,714	137,403	54,806
Cash flows from investing activities
Investment in property, plant and equipment	(26,878)	(20,950)	(3,634)	(11,041)
Proceeds from sale of property, plant and equipment	577	804	741	191
Restricted short term investments/securities	—	717	(410)	(272)
Purchase of intangible assets	(260)	(1,531)	(398)	(586)
Purchase of long-term investments	(504)	—	—	—
Aquisition of Sirona by MDP	—	—	(556,297)	—
Acquisition of Sirona by EQT	—	—	—	(25,700)
Acquisition of businesses, net of cash acquired	(10,466)	14,643	—	—

Net cash used in investing activities	(37,531)	(6,317)	(559,998)	(37,408)

The accompanying notes are an integral part of these financial statements.

	Successor	Successor	Successor	Predecessor 2
	Year ended September 30, 2007	Year ended September 30, 2006	July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005
	$'000s
Cash flows from financing activities
Repayment of shareholder loans	$—	$—	$(51,458)	$2,596
Repayments of long-term debt	(559,294)	(78,653)	(440,593)	(17,220)
Proceeds from borrowings	529,747	—	662,805	—
Proceeds shareholder loan	—	—	181,960	—
Debt issuance cost	(5,591)	—	(26,259)	—
Common shares issued on share based compensation plans	1,394	160	—	—
Tax effect of common shares exercised under share based compensation plans	4,156	—	—	—
Capital infusion	—	—	122,392	—

Net cash (used in)/provided by financing activities	(29,588)	(78,493)	448,847	(14,624)
Change in cash and cash equivalents	12,056	11,904	26,252	2,774
Effect of exchange rate change on cash & cash equivalents	7,226	2,715	(2,839)	877
Cash and cash equivalents at beginning of period	80,560	65,941	42,528	38,877

Cash and cash equivalents at end of period	$99,842	$80,560	$65,941	$42,528

Supplemental information
Interest paid	$30,223	$32,456	$7,554	$22,274
—thereof accreted Interest paid on repayment of long-term debt	8,594	0	—	—
Interest capitalized	259	244	3	51
Income taxes paid/(received)	41,731	6,499	2,054	(1,393)
Accrued acquisition costs (non-cash investing activity)	—	—	3,580	—
Acquisition of businesses, net of cash aquired
Current assets	$14,682	19,450
Property, plant and equipment	870	207,961
Goodwill, licenses, customer lists and other non-current assets	11,773	289,048
Current liabilities	(14,433)	(75,579)
Other long term liabilities	(2,426)	—
Shares and options exchanged	—	(455,523)

	$10,466	$(14,643)

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and its operations

        Sirona Dental Systems, Inc. and its subsidiaries manufacture high quality, technologically advanced dental equipment and systems solutions for the global dental equipment market. We offer a broad range of products across all major segments of the dental equipment market including CEREC, CAD/CAM systems, digital and film based intra oral and panoramic imaging systems, treatment centers and instruments. We recently acquired the Schick business, which further expanded our global presence and product offerings and strengthened our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 125 years. Sirona's headquarters are located in Long Island City, New York with the largest facility located in Bensheim, Germany, as well as other support, manufacturing, assembling and sales & service facilities throughout the world.

2. Basis of presentation and summary of significant accounting policies

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All amounts are reported in thousands of U.S. dollars ($), except per share amounts or as otherwise disclosed.

Principles of consolidation

        The consolidated financial statements include, after eliminating inter-company transactions and balances, the accounts of Sirona Dental Systems, Inc. and its subsidiaries. The Company applies the equity method of accounting for investments in associated companies over which the Company has significant influence but does not have effective control.

        On September 25, 2005 Schick Technologies, Inc. ("Schick"), which on June 20, 2006 was renamed as Sirona Dental Systems, Inc. ("Sirona" or the "Company"), entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. ("Luxco") and Sirona Holding GmbH ("Sirona Holding") providing for an issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco's entire economic interest in Sirona Holding, which consists of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of €150,992 ($181,960) plus accrued interest (the "Exchange"). The Exchange closed on June 20, 2006. For accounting purposes, the Exchange has been accounted for as a reverse acquisition of Schick by Sirona Holding. The historical financial statements of Sirona Holding and its predecessors are the historical financial statements of the Company, and the acquisition by Sirona Holding of the assets and liabilities of Schick has been accounted for under the purchase method of accounting. Results of operations of Schick and its wholly owned subsidiary have been included in these annual financial statements from June 20, 2006, the effective date of the Exchange (see Note 4—The Exchange).

        On June 30, 2005, Sirona Holdings Luxco S.C.A. ("Luxco"), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O'Keefe, management and employees of Sirona, obtained control over the Sirona business. The transaction was effected by using new legal entities, Sirona Holding GmbH (formerly Blitz 05-118 GmbH) and its wholly owned subsidiary Sirona Dental Services GmbH, to acquire 100% of the interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business through a leveraged buy-out transaction (the "MDP Transaction"). The MDP Transaction was accounted for in accordance with Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions ("EITF 88-16"), in a manner similar to a business combination under FASB Statement No. 141, Business Combinations ("SFAS 141"). Certain members of Sirona management who were deemed to be in the control group held equity interests in Sirona Group prior to and subsequent to the MDP Transaction ("Continuing Shareholders"). The interests of the Continuing Shareholders have been reflected at the predecessor basis, resulting in 9.15% of each asset and liability acquired being valued at historical cost at June 30, 2005. The remaining 90.85% interest in each asset and liability was recognized at fair value at June 30, 2005.

        On February 16, 2004, funds managed by EQT, management and employees of Sirona, obtained control over the Sirona business. The transaction was effected by using four new legal entities headed by Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH to acquire 100% of the interest in Sirona Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business through a leveraged buy-out transaction (the "EQT Transaction"). The EQT Transaction resulted in a change in control over the Sirona business and has, therefore, been accounted for as a business combination under SFAS 141. The carrying values of the assets and liabilities were adjusted to their fair value on February 16, 2004, and the difference between the purchase price and the fair value of the net assets and liabilities was recorded as goodwill. Refer to Note 5—Leveraged Buy-Out Transactions, for further discussion of the transactions and their impact on the Company's and its predecessors' consolidated financial statements. Since both transactions materially changed the carrying values recorded in the Company's and its predecessors' consolidated balance sheet, the following naming convention has been used to distinguish between periods for which the financial statements are not prepared on a comparable basis:

  Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH—Predecessor 2
  October 1, 2004—June 30, 2005

  Sirona Dental Systems, Inc. (now the parent of Sirona Holding GmbH)—Successor
  July 1, 2005—September 30, 2005
  October 1, 2005—September 30, 2006
  October 1, 2006—September 30, 2007

        The accounting policies of the successor and predecessor entities have not changed, except for a change in basis resulting from purchase accounting.

Fiscal year

        The Company's fiscal year ends on September 30.

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

Foreign currency

        The functional currency for foreign operations has been determined in all cases to be the local currency. Assets and liabilities of foreign subsidiaries are translated at exchange rates on the balance sheet date; revenue and expenses are translated at the weighted average exchange rates for the interim periods within the full period. Operating cash flows are translated based on the weighted average exchange rates for the full period based on the net income line. Investing and financing cash flows are translated based on the exchange rate applicable to the respective transaction. The effects of these translation adjustments are recognized in shareholders' equity, as a component of accumulated other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, as well as the fair value adjustment of forward foreign exchange contracts, are shown separately on the face of the consolidated statements of operations.

Comprehensive income

        In addition to net income (loss), comprehensive income (loss) includes other charges or credits to equity other than those resulting from transactions with shareholders. Accumulated other comprehensive income relates to foreign currency translation adjustments related to the Company's foreign subsidiaries as well as to the pension adjustment resulting from the first time application of SFAS 158 "Employers' accounting for defined benefit pension and other postretirement plans". Components of comprehensive income are included within the Consolidated Statements of Shareholders' Equity and Comprehensive Income.

Revenue recognition

        Revenue, net of related discounts and allowances, is recognized when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and title and risk of loss has passed to customers based on the shipping terms. Returns of products, excluding warranty related returns, are infrequent and insignificant. Revenue related to products that contain software which is more than incidental to the product is recognized in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." For orders which contain one or more elements to be delivered at a future date, but do not include software that is more than incidental to the other elements, the Company recognizes revenue in accordance with EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." For revenue on certain CEREC and GALILEOS units recognized in accordance with both SOP 97-2 and EITF 00-21, the Company allocates revenues between the various elements using the relative fair value method because evidence of fair value exists for all elements. Under the relative fair value method, as applied by the Company, the revenue is allocated between the elements of the arrangement in proportion to the fair value of each element. The revenue allocated to the service contract is deferred until the service is provided.

        The revenue allocated to the CEREC or GALILEOS product sold, which contains software and hardware the functionality of which is dependent on the software and for which the software is integral (i.e., software-related hardware), is recognized as revenue upon transfer of the risk and rewards of ownership. The fair value of the product and the service contract is based on the price charged when the same element is sold separately to customers or based on the renewal rate of the service contract.

        The Company offers its customers an option to purchase extended warranties on certain products. The Company recognizes revenue on these extended warranty contracts ratably over the life of the contract. The costs associated with these extended warranty contracts are recognized when incurred.

        The Company offers discounts to its distributors if certain conditions are met. Discounts and allowances are primarily based on the volume of products purchased or targeted to be purchased by the individual customer or distributor. Discounts are deducted from revenue at the time of sale or when the discount is granted, whichever is later. The Company estimates volume discounts based on the individual customer's historical and estimated future product purchases.

        Amounts received from customers in advance of product shipment are classified as deferred income until the revenue can be recognized in accordance with the Company's revenue recognition policy.

Research and development

        Amounts spent by the Company for research and development (R&D) efforts are recorded as R&D expenses when incurred. R&D costs relate primarily to internal costs for salaries, direct overhead costs and outside vendors. The Company capitalizes costs of equipment used for general R&D if it has alternative future use. The depreciation related to this capitalized equipment is included in the Company's R&D costs. Software development costs incurred prior to the attainment of technological feasibility are considered R&D and are expensed as incurred.

Warranty expense

        The Company offers warranties on its products for periods between one and three years. Estimated future warranty obligations related to product sales are charged to operations in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and other relevant information of which the Company is aware. Estimated warranty expenses are recorded as an accrued liability and selling, general and administrative expense. During the years ended September 30, 2007 and September 30, 2006, warranty expense was $20,138 and $14,355, respectively. During the periods from July 1, 2005 to September 30, 2005, and October 1, 2004 to June 30, 2005, warranty expense was $3,807 and $10,138, respectively,

Shipping and handling costs

        Shipping and handling costs charged to customers are included in revenues and the associated expense is recorded in cost of sales for all periods presented.

Advertising costs

        Advertising costs are expensed as incurred and recorded within selling, general and administrative expense. During the years ended September 30, 2007 and September 30, 2006, advertising expense was $27,882 and $19,774 respectively. During the periods from July 1, 2005 to September 30, 2005, and October 1, 2004 to June 30, 2005, advertising expense was $4,865 and $14,742, respectively.

Pension benefits

        The Company has both defined benefit and defined contribution pension plans, as well as an early retirement plan.

        As of September 30, 2007, the Company adopted the recognition provisions of FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). This standard requires employers to fully recognize the obligations associated with single-employer defined benefit pension plans in their financial statements. In detail SFAS 158 requires an employer to recognize in its balance sheet the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation as of the end of the employer's fiscal year. Changes in the funded status will be recognized in other comprehensive income until they are amortized as a component of net periodic benefit cost. The adjustments to adopt SFAS 158 were recorded as a component of accumulated other comprehensive income.

        The impact due to the adoption of SFAS 158 as of September 30, 2007 is summarized in the following table and reflects the recognition of the unrecognized actuarial gains as of September 30, 2007 within accumulated other comprehensive income, net of related tax effect:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
	$'000s
Deferred tax assets (non-current)	$4,249	$(1,755)	$2,494
Total assets	1,659,498	(1,755)	1,657,743
Liability for pension benefits	55,821	(6,371)	49,450
Total liabilities	1,054,564	(6,371)	1,048,193
Accumulated other comprehensive income	40,372	4,616	44,988
Total stockholders' equity	604,450	4,616	609,066

        Pension expense is recognized on an accrual basis over the employee's approximate service periods. Defined benefit pension costs are determined by using an actuarial method, which provides for the deferral of actuarial gains and losses (in excess of a specified corridor) that result from changes in assumptions or actual experience differing from that assumed. Costs relating to changes in the benefit plan as well as the transition obligation are amortized. Disclosure of the components of periodic pension cost are also required. When purchase accounting is applied, pension liabilities are recognized for the projected benefit obligation in excess of plan assets.

        For the defined contribution pension plans, the net pension cost is equal to the contributions required by the plan.

        The Company also has an early retirement plan, Altersteilzeit ("ATZ"), which allows certain German employees who have been accepted into the plan to retire at 60 rather than at the legal retirement age of 65. Eligible employees are those who have attained the age of 55 or who will attain the age of 55 by calendar year 2009 and have been accepted to participate in the ATZ plan. The ATZ plan can cover a period between the ages of 58 to 63 of the participating employees and is split into an active service period, where the employees work full time for the Company, and an inactive service period, where the employees do not work for the company. During the active service period, the employees receive 50% of their salary and the remaining 50% of their salary, plus a bonus payment equal to 35% of their salary is paid during the inactive service period. The Company recognizes the salary component of the ATZ plan over the period from the beginning of the ATZ period to the end of the active service period. The Company recognizes the bonus component over the period from the point at which the employee signs the ATZ contract until the end of the active service period.

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

Accounts receivable

        Accounts receivable are stated at the invoiced amount, less allowances for doubtful accounts. Collectibility of accounts receivable is regularly reviewed and is based upon managements' knowledge of customers and compliance with credit terms. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in selling, general and administrative expense. Accounts receivable balances are written off when management deems the balances uncollectible.

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

Property, plant and equipment

        Property, plant and equipment are recorded at historical cost plus the fair value of asset retirement costs, if any and if reasonably estimable, less accumulated depreciation. As a result of the transactions described in Note 5—Leveraged Buy-Out Transactions, a new cost basis was established and adjustments were recorded to record property, plant and equipment assets at fair value in connection with the EQT Transaction and 90.85% of fair value in connection with the MDP Transaction. Additions, improvements and major renewals, which extend the useful life of the asset, are capitalized; maintenance and repairs are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in current operating income. Development costs for external use software incurred after the establishment of technological feasibility are capitalized and amortized to cost of revenues on a straight-line basis over the expected useful life of the software. Costs of software developed for internal use incurred during the development of the application are capitalized and amortized to operating expense on a straight-line basis over the expected useful life of the software. Prepayments for property, plant & equipment are classified as property, plant and equipment and are not depreciated until the assets are received and placed into service.

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

Patents and licenses	10—13 years
Technologies and Dealer Relationships	1—13 years

Impairment of long-lived and finite-lived assets

        Long lived assets held for use by the Company are reviewed for impairment whenever events or circumstances provide evidence that suggests the carrying amount of the asset may not be recoverable. The Company performs ongoing impairment analysis on intangible assets related to new technology. Determination of whether an impairment exists is based upon a comparison of the identifiable undiscounted cash flows of the assets or groups of assets to the carrying amount of the assets or groups of assets. If impaired, the resulting charge reflects the excess of the asset's carrying amount over its fair value.

Goodwill and indefinite-lived intangible assets

        Goodwill and indefinite lived intangible assets, consisting of certain trademarks are not amortized, but are tested for impairment on an annual basis as of September 30, or whenever events or circumstances indicate that the carrying amount may not be recoverable. These impairment tests are based upon a comparison of the fair value of the reporting units to their respective carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over its implied fair value. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset's carrying amount over its fair value.

Other non-current assets

        Other non-current assets and prepaid expenses are mainly comprised of capitalized debt issuance costs. The costs are amortized using the effective interest method. The unamortized balance of such debt issuance costs was $3,369 and $16,780 as of September 30, 2007 and 2006, respectively. As result of the refinancing in November 2006 unamortized debt issuance costs were written off and debt issuance costs for the new loans were capitalized (refer to Note 15—Long-term debt).

Derivative financial instruments

        The Company enters into forward foreign currency contracts in order to manage currency risks arising from its forecasted and firmly committed foreign currency denominated cash flows. The Company enters into these contracts to limit the foreign exchange rate risk for periods generally not to exceed six months. The Company also enters into interest rate swaps to manage its interest rates on its long term debt.

        The Company does not utilize financial instruments for speculative purposes. The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 prescribes requirements for designation and documentation of hedging relationships and ongoing assessments of effectiveness in order to qualify for hedge accounting. The Company has not designated any of its derivatives as qualifying for hedge accounting under FAS 133. All derivatives instruments are therefore recognized as either assets or liabilities in the consolidated balance sheet at fair value. The fair value of the forward foreign currency contracts and interest rate swaps are included within prepaid and other current assets and the change in fair value is recognized within "Gains (losses) on derivative instruments" in the consolidated statement of operations.

Fair value of financial instruments

        Financial instruments consist of cash, accounts receivable, accounts payable and other accrued expenses that approximate fair value because of the short-term nature of these items. The fair value of the foreign currency forward contracts and interest rate swaps are estimated by obtaining quotes from financial institutions.

        At September 30, 2007, the foreign exchange forward contracts outstanding had notional amounts of $45,000 ($26,150 as at September 30, 2006) and a fair value asset of $1,767 (liability of $(107) as at September 30, 2006), with the unrealized fair value gain for the year ended September 30, 2007 of $1,544 (year ended September 30, 2006, $1,377).

        At September 30, 2007, the interest rate swaps and collars had notional amounts of $359,622 ($337,358 as at September 30, 2006), and a fair value of $303 ($1,838 as at September 30, 2006), with the unrealized fair value loss for the year ended September 30, 2007 of $(1,713) (year ended September 30, 2006 of $(659)).

Concentration of credit risk

        Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. Sirona has two customers accounting for more than 10% of revenue for the years ended September 30, 2007 and September 30, 2006. The accounts receivables from these customers amount in the aggregate to $17,284 and $20,073 as of September 30, 2007 and September 30, 2006, respectively.

3. Recent accounting pronouncements—not yet adopted

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is still determining the effect SFAS 157 will have on its consolidated financial statements, but it currently does not expect the effect to be material.

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits measurement of recognized financial assets and liabilities at fair value with some certain exceptions such as investments in subsidiaries, obligations for pension or other postretirement benefits, and financial assets and financial liabilities recognized under leases. Changes in the fair value of items for which the fair value option is elected should be recognized in income or loss. The election to measure eligible items at fair value is irrevocable and can only be made at defined election dates or events, generally on an instrument by instrument basis. Items for which the fair value option is elected should be separately presented or parenthetically be disclosed in the statement of financial position. SFAS 159 also requires significant new disclosures that apply for interim and annual financial statements. SFAS 159 shall be effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted, if certain conditions are met. The effect of the first remeasurement to fair value of eligible items existing will be reported as an adjustment to the opening balance of retained earnings as of the date of adoption. The Company is currently evaluating SFAS 159 and determining whether to elect the fair value option for certain financial assets and liabilities.

        In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" which is an interpretation of FASB Statement 109, "Accounting for Income Taxes." FIN 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the "more-likely than not" recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. FIN 48 is effective for the Company's fiscal year ending September 30, 2008. The Company is still determining the effect FIN 48 will have on its consolidated financial statements.

4. The Exchange

        On September 25, 2005, Schick, a Delaware corporation, which on June 20, 2006 was renamed Sirona Dental Systems, Inc., entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. and Sirona Holding providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco's entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of €150,992 plus accrued interest totaling $205,566 as of June 20, 2006. It was also agreed that Schick shareholders would receive a special $2.50 per share cash dividend.

        At a special meeting, which took place on June 14, 2006, Schick's shareholders approved the Exchange Agreement and the amendment to the Amended and Restated Certificate of Incorporation to increase Schick's authorized shares of capital stock and to change Schick's corporate name to Sirona Dental Systems, Inc., and the amendment of Schick's 1996 Stock Option Plan. The fiscal year was changed from March 31 to September 30, Sirona Holding's year end.

        The Exchange was completed on June 20, 2006 and Schick has been included in the Company's consolidated statement of operations since then. The cash dividend was paid on June 23, 2006. Sirona Holding is deemed to be the acquiring company under U.S. GAAP because Luxco, Sirona Holding's shareholder, has a controlling ownership interest in the combined company, Sirona Holding's designees to the board represent a majority of the directors and Sirona Holding's senior management represents a majority of management.

        The transaction was accounted for as a purchase business combination in accordance with FASB Statement No. 141, Business Combinations ("SFAS 141"). The carrying values of Schick's assets and liabilities were adjusted to their fair values on June 20, 2006, and the difference between the purchase price and the fair value of the net assets and liabilities was recorded as goodwill.

        The purchase price was comprised of 17,615,660 Schick shares outstanding on June 20, 2006. Based on the average of the closing prices for a range of trading days (September 22, 2005 through September 28, 2005, inclusive) around the announcement date of September 26, 2005 of the Exchange Agreement, the fair value is $24.96 per share, or approximately $439,687. The purchase price also includes the estimated fair value of 862,220 vested stock options which were not exercised prior to the Exchange ($15,363), 458,179 unvested stock options ($8,111), reduced by the unvested options relating to services to be provided in the future ($7,638), and direct acquisition costs of $7,338. The fair value of the vested and unvested options was estimated using the Black-Scholes model and assumptions as follows: the relevant exercise price, a market price of $24.96 (average of closing prices around the Exchange announcement date), volatility of 34.0%, estimated life of five years, and a risk free rate of

3.73%. The cost of the acquired business is reduced by the unearned portion of the unvested options relating to services to be provided in the future (see Note 7—Employee Share-Based Compensation).

        The total purchase price of Schick in the Exchange was as follows:

$'000s
Purchase price
Schick common stock	$439,687
Schick restricted vested options	15,363
Schick unvested options	8,111
Schick unvested options relating to services to be provided in the future	(7,638)
Sirona direct transaction costs	7,338

$462,861

        The allocation of the purchase price was finalized in the quarter ended December 31, 2006 as follows:

$'000s
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

        A summary of the identifiable intangible assets acquired is as follows:

	Fair value	Weighted average amortization period
Developed technologies	$127,000	10 years
Dealer relationships	3,300	10 years
CDR trademark	2,000	20 years
Schick trademark	24,000	indefinite

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

        The fair value of the dealer relationships was determined using the replacement cost valuation method, which considered the cost which would have been incurred to search, engage and train the new dealers to service Schick's products. The remaining useful life of a contractual dealer relationship relates to the estimated average period of 10 years after which an existing dealer needs to be retrained, similar to a new dealer.

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

5. Leveraged Buy-out transactions

MDP Transaction

        On June 30, 2005, Sirona Holdings Luxco S.C.A. ("Luxco"), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O'Keefe, management and employees of Sirona, obtained control over the Sirona business. The transaction was effected by using new legal entities, Sirona Holding GmbH (formerly Blitz 05-118 GmbH) and its wholly owned subsidiary Sirona Dental Services GmbH to acquire 100% of the interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business through a leveraged buy-out transaction (the "MDP Transaction"). Results of operations for the Sirona businesses subsequent to that date have been included in the successor period in the consolidated statements of operations and cash flows.

        The purchase price, comprising cash paid and direct acquisition costs, was €464,590, consisting of €454,990 paid in cash and €9,600 of direct acquisition costs. The purchase price was denominated in Euros and translated to U.S. dollars at the exchange rate prevailing on the date of the transaction of 1.2051. The purchase price denominated in U.S. dollars is $559,877.

        The transaction was accounted for in accordance with Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions ("EITF 88-16"), in a manner similar to a business combination under FASB Statement No. 141, Business Combinations ("SFAS 141"). Certain members of Sirona management who were deemed to be in the control group held equity interests in Sirona Group prior to and subsequent to the MDP Transaction ("Continuing Shareholders"). The interests of the continuing Shareholders have been reflected at the predecessor basis, resulting in 9.15% of each asset and liability acquired being valued at historical cost at June 30, 2005. The remaining 90.85% interest in each asset and liability was recognized at fair value at June 30, 2005. The application of the preceding guidance to the book and fair values of the acquired assets resulted in a difference between the purchase price in the acquisition (€464,590) and the recorded value of the acquired assets. This difference was recorded as a reduction to the shareholders' equity of Sirona.

        In connection with the leveraged buy-out transaction, Sirona incurred debt of €700,992 ($844,765) to finance the purchase price and repay the shareholder loan granted by the sellers and repay other existing debt of €301,012 ($362,261). The debt comprised €550,000 ($662,805) of bank loans and a shareholder loan of €150,992 ($181,960) granted by Luxco.

        The purchase price was allocated to the assets acquired and liabilities assumed as of June 30, 2005 and the difference between the purchase price allocation and the fair value of the net assets was recorded as goodwill. However, due to the continuing ownership by management, the assets and liabilities were carried over from the Predecessor 2 balance sheet upon closing to the extent that management had an ownership interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH. A contra equity account named "Excess of purchase price over predecessor basis" has been recorded in the successor period to reflect the predecessor basis of management that acquired an interest in Sirona Holding GmbH. The purchase price allocation was based on information available and expectations and assumptions deemed reasonable by management.

        In process research and development (IPR&D) was appraised using discounted future probable cash flows on a project by project basis. Cash inflows from significant projects were forecast to commence in the 1-2 years following the date of the valuation exercise. Discount rates of between 25-30% were applied to the cash flows, depending on level of risk associated with the project. In process research and development (IPR&D) projects primarily relate to (i) 3D-Imaging, (ii) enhancements to the CAD/CAM system's hardware and software and (iii) a new treatment center platform.

        The fair values of these projects and estimated costs to complete at June 30, 2005 were:

Project	Fair value	Estimated Cost
	$'000s
3 D Imaging	$9,310	$7,000
CAD/CAM enhancements	10,310	8,000
New Treatment Center platforms	10,295	8,000
Other	3,882	2,000

        No alternative future use was identified for these assets, and therefore the entire value of those assets was charged to the income statement, included in the write off in-process research and development line item, for the three month period to September 30, 2005.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

As of June 30, 2005	$'000s
Current assets	$176,691
Property, plant and equipment	49,724
Intangible assets subject to amortization	407,903
Trademarks not subject to amortization	93,488
In process research and development	33,797
Goodwill	469,198
Other assets	13,702

Total assets	1,244,503
Current liabilities	176,663
Non-current liabilities	355,477
Deferred taxes	201,589

Total liabilities assumed	733,729

Excess purchase price over predecessor basis	49,103

Purchase price	$559,877

	$'000s	Weighted average amortization period
Licensing agreements, patents and similar rights	$124,264	13 years
Technologies	273,930	10 years
Dealer relationships	9,709	10 years

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

EQT Transaction

        On February 16, 2004, funds managed by EQT, directors, management and employees of Sirona, obtained control over the Sirona business. The transaction was effected by using four new legal entities headed by Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH to acquire 100% of the interest in Sirona Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business through a leveraged buy-out transaction (the "EQT Transaction"). The transaction resulted in a change in control over the Sirona business and has, therefore, been accounted for as a business combination under SFAS 141. The carrying values of the assets and liabilities were adjusted to their fair value on February 16, 2004, and the difference between the purchase price and the fair value of the net assets and liabilities was recorded as goodwill. There was no shareholder interest that continued to be carried at predecessor basis. Results of operations for the Sirona businesses from the date of this transaction until the MDP Transaction have been included in the Predecessor 2 period in the consolidated statement of operations and cash flows.

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

        The following table summarizes the purchase price allocation for the transaction:

As of February 16, 2004	$'000s
Current assets	$191,310
Property, plant and equipment	56,122
Intangible assets subject to amortization	393,980
Trademarks not subject to amortization	86,945
In process research and development	20,217
Goodwill	67,989
Other assets	9,038

Total assets	825,601
Current liabilities	107,455
Non-current liabilities	147,964
Deferred taxes	185,847

Total liabilities assumed	441,266

Purchase price	$384,335

		Weighted average amortization period
Licensing agreements, patents and similar rights	$122,739	13 years
Technologies	258,962	10 years
Dealer relationships	12,279	10 years

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

	Fiscal year ended
	September 30, 2006(1)	September 30, 2005(2)
	$'000s (except for share amounts)
Revenue	$575,899	$523,817
Cost of Sales	305,609	308,061

Gross profit	270,290	215,756

Operating expenses/(income):
Selling general and administrative expense	171,615	158,750
Research and development	37,067	34,462
Provision for doubtful accounts and notes receivable	348	(319)
Net other operating expenses	1,732	—

Operating income	59,528	22,863
Foreign currency transaction (gain)/loss	(9,873)	1,350
(Gain)/loss on derivative instruments	(719)	2,701
Interest expense, net	43,207	39,814
Other (income)	(30)	(128)

Income/(loss) before income taxes and minority interest	26,943	(20,874)
Income tax provision/(benefit)	10,704	(7,584)
Minority interest	218	44

Net income/(loss)	$16,021	$(13,334)

Income/(loss) per share basic	$0.29	$(0.24)
Income/(loss) per share diluted	$0.29	$(0.24)
Weighted average shares—basic	54,608,134	54,588,140
Weighted average shares—basic and diluted	54,683,307	54,588,140

(1)
Gives pro forma effect to the Exchange, as if it occurred on October 1, 2005.

(2)
Gives pro forma effect to the Exchange and the MDP Transaction as if the transactions occurred on October 1, 2004.

6. Employee Share-Based Compensation

        FASB Statement No. 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)") requires that all share-based compensation arrangements, including grants of stock option awards to employees, be recognized based on the estimated fair value of the share-based payment award. The historical financial information of the Company is based on Sirona Holding's financial information prior to the Exchange which closed on June 20, 2006. Sirona Holding was a non-public entity and did not grant any share-based payment awards prior to the June 20, 2006 Exchange. The share-based awards assumed or issued in connection with the Exchange are subject to the guidance of SFAS 123(R). As there were no share-based awards issued by Sirona Holding prior to the Exchange, the adoption of SFAS 123(R) did not result in any transitional adjustments or a requirement to provide pro forma disclosures for prior periods.

        In connection with the reverse acquisition of Schick effected by the Exchange, share-based awards outstanding under Schick's 1996 Stock Option Plan (the "Plan") and 1997 Stock Option Plan for Non-Employee Directors (the "Directors Plan") continue to be outstanding. At the date of the Exchange, 862,220 vested and 458,179 unvested options were outstanding (see note 4). Stock options granted under the assumed stock option plans have a contractual life of 10 years from the date of grant and requisite service periods of 2 to 4 years. The Company does not expect to repurchase these shares within the next 12 months.

        The Plan permitted incentive and non-qualified options to purchase shares of common stock to be granted to employees, directors and consultants. The 1996 Plan allowed for the issuance of 4,700,000 options and expired on April 22, 2006. Accordingly, no further options may be granted under the Plan.

        The Directors Plan stipulated that the exercise price of non-qualified options granted under that plan must equal or exceed 85% of the fair market value of the common stock as of the date of grant of the option, and no option may be exercisable after ten years from the date of grant. The Company has never granted options at less than market on the date of grant. The Directors Plan also provided that certain awards will become fully vested and/or exercisable upon a change in control (as defined in the Directors Plan) subject to certain restrictions. At September 30, 2006, 7,000 shares were available for grant, which expired in fiscal 2007, as the Directors Plan expired.

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

        In fiscal year 2007 the Company granted 680,000 stock options under a new Equity Incentive Plan (the "New Plan"). The stock options vest over a period of four years and expire ten years after the date of the grant. The New Plan provides for granting in total up to 2,275,000 stock options to employees and directors.

        The fair values of the stock options granted under the New Plan were estimated using the Black-Scholes option pricing model using the assumptions in the following table. The exercise price is equal to the fair market value of our stock at the grant date. The expected volatility is based on our historical stock volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant and has a term equal to the expected life of the options. The expected life represents the period of time the options are expected to be outstanding based on anticipated employee behavior. The expected dividend yield is based on the Company's history of not paying regular dividends in the past and the Company's current intention not to pay dividends in the foreseeable future.

	Year ended September 30, 2007	Year ended September 30, 2006
Expected Volatility	44%	34%
Risk-free rate	4.02%—4.20%	3.73%
Expected term	5—6.25 years	5—6.25 years
Expected dividends	—	—

        Compensation expense of $14.4 million has been charged against income for stock-based compensation for the year ended September 30, 2007. This charge was recorded within selling, general and administration for $12.3 million, research and development for $1.3 million and cost of sales for $0.9 million. The total income tax benefit recognized in the income statement for the share-based compensation arrangements was $2.7 million, for the fiscal year ended September 30, 2007. Share-based compensation expense for the year ended September 30, 2006 amounted to $3.5 million, as Sirona did not grant any share-based awards prior to the Exchange.

        The following is a summary of Sirona's stock option activity for the years ended September 30, 2007 and September 30, 2006:

	Year ended September 30, 2007
	Number of options	Weighted average exercise price
Outstanding at beginning of period	2,859,678	$19.13
Granted	680,000	37.72
Exercised	(159,384)	9.30
Expired	(803)	22.97
Forfeited	(25,000)	39.46
Outstanding at end of period	3,354,491	23.22
	Year ended September 30, 2006
	Number of options	Weighted average exercise price
Outstanding at beginning of period	—	—
Schick awards assumed in Exchange and included in purchase accounting	1,320,399	$11.16
Conditional Schick awards not reflected in purchase accounting	1,530,000	25.10
Granted	60,000	42.50
Exercised	(18,221)	9.79
Expired	—	—
Forfeited	(32,500)	25.10
Outstanding at end of period	2,859,678	19.13
Exercisable at end of point	1,026,761	11.19

        There were 159,384 options exercised during the year ended September 30, 2007. The total intrinsic value of options exercised for the fiscal year ended September 30, 2007 was $1.4 million. The aggregate intrinsic value of stock options exercisable at September 30, 2007 was $22.3 million and these options have a weighted average remaining contractual life of seven years. The aggregate intrinsic value of stock options outstanding at September 30, 2007 was approximately $77.9 million and these options have a weighted-average remaining contractual life of 7.8 years.

        There were 18,221 options exercised during the year ended September 30, 2006. The total intrinsic value of options exercised for the fiscal year ended September 30, 2006 was $0.5 million. The aggregate intrinsic value of stock options exercisable at September 30, 2006 was $22.3 million and these options have a weighted average remaining contractual life of 6.9 years. The aggregate intrinsic value of stock options outstanding at September 30, 2006 was approximately $39.5 million and these options have a weighted-average remaining contractual life of 8.6 years.

        A summary of the status of Sirona's non-vested options as of September 30, 2007, and the changes during the year ended September 30, 2007, is presented below:

	Year ended September 30, 2007
Nonvested stock options	Number of options	Weighted average grant date fair value $
Nonvested at beginning of period	1,832,917	$25.08
Granted	680,000	14.51
Vested	(547,074)	24.65
Forfeited	(25,000)	15.34
Nonvested at September 30, 2007	1,940,843	21.63

        A summary of the status of Sirona's non-vested options as of September 30, 2006, and the changes during the year ended September 30, 2006, is presented below:

	Year ended September 30, 2006
Nonvested stock options	Number of options	Weighted average grant date fair value $
Schick awards assumed in Exchange and included in purchase accounting
Nonvested at beginning of period	1,320,399	$23.43
Conditional Schick awards not reflected in purchase accounting	1,530,000	24.17
Granted	60,000	15.46
Vested	(1,026,761)	26.08
Forfeited	(32,500)	20.83
Nonvested at September 30, 2006	1,832,917	25.08

        As of September 30, 2007, there was $37.6 million of total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average period of 2.5 years. The cash received and the actual tax benefit realized for the tax deductions from option exercises was $10.6 million and $4.2 million for the year ended September 30, 2007. The total fair value of options vested for the year ended September 30, 2007 is $18.3 million.

        As of September 30, 2006, there was $41.3 million of total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average period of 2.75 years. The cash received and the actual tax benefit realized for the tax deductions from option exercises was $0.2 million and $32 for the year ended September 30, 2006. The total fair value of options vested for the year ended September 30, 2006 is $2.3 million.

7. Comprehensive Income

        Comprehensive income for the fiscal year ended September 30, 2007 was $95,479 comprising net income of $56,469 and cumulative translation adjustment of $39,010.

        Comprehensive income for the fiscal year ended September 30, 2006 was $1,887 comprising net income of $755 and cumulative translation adjustment of $1,132.

        Comprehensive (loss)/income for the three month period ended September 30, 2005 and for the nine-month periods ended June 30, 2005 was ($45,618) and $9,839, respectively. These amounts were comprised of net (loss)/income of ($46,035) and net income of $11,126, respectively, and cumulative translation adjustments of $417 and ($1,287), respectively.

8. Accounts receivable

        The allowance for doubtful accounts was developed as follows:

		Additions
	Balance at beginning of period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	$'000s
Successor
For the year ended September 30, 2007	$837	$758	$—	$120	$1,475
For the year ended September 30, 2006	402	647	—	212	837
From July 1, 2005 to September 30, 2005	—	402	—	—	402
Predecessor 2
From October 1, 2004 to June 30, 2005	526	427	—	462	491

9. Inventories, net

	Successor	Successor
	September 30, 2007	September 30, 2006
	$'000s
Finished goods	$40,000	$28,382
Work in progress	13,647	11,688
Raw materials	32,136	25,630

	85,783	65,700
Inventory reserve	(10,949)	(8,397)

	$74,834	$57,303

        In the fiscal year ended September 30, 2007, $4,300 of general and administrative cost was charged to inventory (year ended September 30, 2006, $4.214; July 1, 2005 to September 30, 2005, $1,091; October 1, 2004 to June 30, 2005, $3,728).

        In the fiscal year ended September 30, 2007, $442 of general and administrative cost remained in inventory (September 30, 2006, $401).

10. Property, plant and equipment, net

	Gross	Accumulated Depreciation and Amortization	Net
	$'000s
Successor
September 30, 2007
Land	$13,280	$—	$13,280
Buildings, building improvements and leasehold improvements	17,411	3,327	14,084
Machinery and technical equipment	57,798	22,837	34,961
Software and software licences	18,025	4,873	13,152
Prepayments for property, plant and equipment	5,046	—	5,046

	$111,560	$31,037	$80,523

	Gross	Accumulated Depreciation and Amortization	Net
	$'000s
Successor
September 30, 2006
Land	$11,859	$—	$11,859
Buildings, building improvements and leasehold improvements	14,841	1,775	13,066
Machinery and technical equipment	34,992	14,263	20,729
Software and software licences	13,101	2,101	11,000
Prepayments for property, plant and equipment	4,388	—	4,388

	$79,181	$18,139	$61,042

        Depreciation and amortization expense for the year ended September 30, 2007 was $14,646, for the year ended September 30, 2006, $13,771 and for the twelve month period ended September 30, 2005, $16,192 (October 1, 2004 to June 30, 2005, $12,738, July 1, 2005 to September 2005, $3,454).

        Amortization expense includes amortization of capitalized software development costs for the year ended September 30, 2007 of $1,424, for the year ended September 30, 2006 of $270 and for the twelve month period ended September 30, 2005 of $995 (October 1, 2004 to June 30, 2005, $840, July 1, 2005 to September 2005, $155). Buildings and leasehold improvements includes office space that is leased under operating leases to third parties with a historical cost of $1,521 and $1,719 and carrying amount of $1,217 and $675 at September 30, 2007 and 2006, respectively.

11. Intangible assets and goodwill

        The Company performed the required annual impairment tests as of September 30 in each year and identified no impairment.

        Amortization expense for finite-lived identifiable intangible assets for the year ended September 30, 2007 was $78,994, for the year ended September 30, 2006 was $52,813 and for the twelve month period ended September 30, 2005, $43,355 (October 1, 2004 to June 30, 2005, $31,417, July 1, 2005 to September 30, 2005, $11,938). The annual estimated amortization expense related to these intangible assets for the fiscal years 2008, 2009, 2010, 2011 and 2012 is $85,181, $71,790, $60,874, $53,731 and $49,220, respectively.

        The following table presents details of intangible assets, related accumulated amortization and goodwill:

	Gross	Accumulated amortization	Net
	$'000s
Successor
September 30, 2007
Patents & Licenses	$148,218	$32,183	$116,035
Trademarks	136,058	128	135,930
Technologies and dealer relationships	469,555	124,465	345,090
Prepayments for intangible assets	247	—	247

	754,078	156,776	597,302
Goodwill	677,506	—	677,506

Total intangible assets	$1,431,584	$156,776	$1,274,808

	Gross	Accumulated amortization	Net
	$'000s
Successor
September 30, 2006
Patents & Licenses	$132,736	$17,168	$115,568
Trademarks	124,282	28	124,254
Technologies and dealer relationships	428,217	49,046	379,171

	685,235	66,242	618,993
Goodwill	613,549	—	613,549

Total intangible assets	$1,298,784	$66,242	$1,232,542

        The change in the value of goodwill and of intangible assets from September 30, 2006 to September 30, 2007 is mainly attributable to a change in the exchange rate with an impact of $58,079 on goodwill and $54,749 on intangible assets. Goodwill of $6,679 and customer lists of $5,094 have been acquired as part of the acquisition of two entities in fiscal year 2007. Goodwill has also been reduced by $801 as a result of tax benefits received from exercises subsequent to the Exchange, of options vested and included in the determination of purchase price at the time of the Exchange.

12. Income taxes

        The income tax (provision) benefit is comprised of the following:

	Successor	Successor	Successor	Predecessor 2
	Year ended September 30, 2007	Year ended September 30, 2006	July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005
	$'000s
Current
Domestic (U.S.)	$(12,741)	$(2,031)	$—	$—
Foreign	(25,834)	(16,784)	(182)	(7,643)

Total Current	(38,575)	(18,815)	(182)	(7,643)
Deferred
Domestic (U.S.)	10,754	2,444	57	10
Foreign	62,698	9,011	5,921	2,189

Total Deferred	73,452	11,455	5,978	2,199

Total	$34,877	$(7,360)	$5,796	$(5,444)

        The significant components of deferred tax assets and liabilities of continuing operations included in the consolidated balance sheets are:

	Successor		Successor
	At September 30, 2007		At September 30, 2006
	Current assets (liabilities)	Non-current assets (liabilities)	Current assets (liabilities)	Non-current assets (liabilities)
	$'000s
Employee benefit accruals	$66	$1,678	$62	$7,497
Goodwill amortization for tax purposes (historical tax deductible goodwill)	—	(8,306)	—	(5,520)
Debt issuance costs	—	(2,013)	(1,232)	(5,939)
Inventory reserve	4,051	—	3,410	—
Receivables	—	—	(245)	—
Property, plant and equipment	—	(5,123)	—	(5,987)
Intangible assets	—	(177,315)	—	(232,168)
Long term debt	—	—	(247)	(2,033)
Deferred income	772	(4,247)	—	(1,697)
Tax loss carryforward	—	7,282	1,361	8,963
Valuation allowances on tax loss carryforwards	—	(5,350)	—	(3,208)
Other	887	3,080	(1,646)	250

Total	5,776	(190,314)	1,463	(239,842)

Deferred tax assets—current and non-current	9,040	2,494	4,671	3,649
Deferred tax liabilities—current and non-current	(3,264)	(192,808)	(3,208)	(243,491)

Net deferred tax asset (liability)	$5,776	$(190,314)	$1,463	$(239,842)

        In August 2007 a new tax law was enacted in Germany which becomes effective January 1, 2008. The new law reduces corporate tax rates in Germany and resulted in a revaluation of the net deferred tax liabilities, providing the Company with a benefit of $45,563.

        In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon sufficient taxable income within the carry-back years and the generation of future taxable income during the periods in which those temporary differences and tax loss carry-forwards become deductible. Management considers taxable income in the carry back years, if carry back is permitted in the tax law, the projected future taxable income (including the realization of future taxable temporary differences), and tax planning strategies in making this assessment.

        As of September 30, 2007 the Company had $22,284 of gross tax loss carry-forwards subject to expiration as follows:

Year of expiration	Losses
$'000s
2009	$1,612
2010	425
2011	1,087
2012	2,513
2013	2,040
2014—2025	4,796

Subtotal	12,473

Indefinite	9,811

Total	$22,284

        The Company recognized a valuation allowance of $5,350 at September 30, 2007 ($3,208 at September 30, 2006) on deferred tax assets relating to tax loss carry-forwards of $7,282, as management believes that it is more likely than not that the benefits of those existing tax loss carry-forwards will not be realized within the period those tax losses are deductible.

        The difference between the applicable statutory tax rate and the Company's income tax (provision) benefit included in the consolidated statements of operations consisted of the following: The statutory tax rate since 2006 is the U.S. federal tax rate as a result of the Exchange (described in Note 4). The expected tax rate of prior periods is the German Corporation tax rate, the applicable tax rate before the Exchange.

	Successor	Successor	Successor	Predecessor 2
	Year ended September 30, 2007	Year ended September 30, 2006	July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005
	$'000s
Income/(loss) before income taxes and minority interest	$21,777	$8,333	$(51,837)	$16,620
Computed tax (provision)/benefit	(7,620)	(2,917)	19,128	(6,133)
Foreign tax differential	(97)	(314)	(352)	(2,584)
Non deductible expenses	(2,545)	(127)	(23)	(179)
Permanent differences relating to German trade taxes	(2,503)	(2,600)	(1,283)	(1,101)
Subpart F income net of tax credit	(482)	(372)	—	—
IPR&D	—	(2,100)	(12,471)	—
Tax income from prior periods	(4,168)	(1,039)	—	3,812
Permanent differences	7,992	1,723	(79)	—
Additional state taxes	(392)	(420)	—	—
Change in tax rate	46,165	—	—	—
Change in valuation allowance	(1,784)	574	—	—
Other	311	232	876	741

Benefit/(provision) for income taxes	$34,877	$(7,360)	$5,796	$(5,444)

        The permanent differences primarily include the effects of non-taxable interest.

        The components of income (loss) before income taxes and minority interests are:

	Successor	Successor	Successor	Predecessor 2
	Year ended September 30, 2007	Year ended September 30, 2006	July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005
	$'000s
Germany	$7,206	$15,756	$(50,015)	$23,936
United States	17,376	(4,374)	(131)	(419)
Other Foreign	(2,805)	(3,049)	(1,691)	(6,897)

	$21,777	$8,333	$(51,837)	$16,620

        None of the goodwill recognized in the Exchange or for the business combinations in the current year is tax deductible. The portion of capitalized goodwill that is deductible for tax purposes as a result of the MDP and EQT Transactions as of June 30, 2005 and February 17, 2004 was $88,219 and $72,281, respectively.

			Addition
		Charged/ (credited) to Cost and Expenses
	Balance at Beginning of Period		Charged to Other Accounts	Deductions	Balance at End of Period
			$'000s
Valuation allowance deferred tax asset
For the year ended September 30, 2007	$3,208	$2,181	—	39	$5,350
For the year ended September 30, 2006	3,782	(574)	—	—	3,208

        Income taxes on cumulative earnings of foreign subsidiaries have not been provided for because such earnings are intended to be indefinitely reinvested in those operations.

        The German tax authorities examined the tax returns for the fiscal years 2001-2004. The results of the tax examination were discussed during a meeting with the representatives of the German tax authority and are fully reflected in our financial statements. We do not expect fiscal years 2001-2004 to be subject to further investigations.

13. Accrued liabilities and deferred income

	Successor	Successor
	September 30, 2007	September 30, 2006
	$'000s
Employee benefits (e. g. bonuses, vacation, overtime, Christmas payment)	$27,129	$26,779
Product warranty	12,547	10,879
Other provisions	15,933	12,648
Deferred Income	13,515	1,905
Property Taxes	968	1,526
Other liabilities	14,256	11,466

	$84,348	$65,203

14. Short-term debt and current portion of long-term debt

        Short-term debt relates to the Company's revolving credit facility utilized in the amount of Euro 7 million ($9.9 million, repaid October 31, 2007) as of September 30, 2007, as well as the current portion of long-term debt, other short-term debt and accrued interest on long-term debt totaling $13.1 million and $14.7 million, as of September 30, 2007 and September 30, 2006, respectively.

15. Long-term debt

	Successor	Successor
	September 30, 2007	September 30, 2006
	$'000s
Bank loans
Senior syndicated loan, Tranches A, variable rate repayable in semi-annual installments starting September 2006 through June 2012	$—	$118,013
Senior syndicated loan, Tranches B, variable rate repayable at end of term in June 2013	—	158,587
Senior syndicated loan, Tranche C, interest at EURIBOR plus 3.25%, repayable in full at end of term in June 2014	—	139,574
Mezzanine loan, interest at EURIBOR plus 9.5%, repayable in full at end of term in June 2015	—	115,344
Senior term loan, Tranche A1, variable rate repayable in annual installments starting November 2009 through November 2011	153,066	—
Senior term loan, Tranche A2, variable rate repayable in annual installments starting November 2009 through November 2011	396,692	—
Other debt	1,958	1,854

	551,716	533,372
Less current portion	11,573	14,738

	$540,143	$518,634

        The table below reflects the contractual maturity dates of the various borrowings at September 30, 2007:

Year ending September 30,	$'000s
2008	$11,573
2009	81,021
2010	81,021
2011	378,101
2012	—
Thereafter	—

$551,716

        The amounts disclosed above do not include interest, except for the 2008 amount, which includes interest of $9,654.

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

Senior Term Loans

        On November 22, 2006, Sirona Dental Systems, Inc. entered into a new senior credit facility (the "Senior Facilities Agreement") as original guarantor, with Schick Technologies, Inc., a New York company and wholly owned subsidiary of Sirona ("Schick NY"), as original borrower and original guarantor, with Sirona Dental Systems GmbH, as original borrower and original guarantor, with Sirona Dental Services GmbH, as original borrower and original guarantor and with Sirona Dental Systems LLC, Sirona Holding GmbH and with Sirona Immobilien GmbH as original guarantors. Initial borrowings under the Senior Facilities Agreement plus excess cash were used to retire the outstanding borrowings under the Company's previous credit facilities.

        The Senior Facilities Agreement includes: (1) a term loan A1 in an aggregate principal amount of $150 million (the "tranche A1 term loan") available to Sirona's subsidiary, Schick NY, as borrower; (2) a term loan A2 in an aggregate principal amount of Euro 275 million (the "tranche A2 term loan") available to Sirona's subsidiary, Sirona Dental Services GmbH, as borrower; and (3) a $150 million revolving credit facility available to Sirona Dental Systems GmbH, Schick NY and Sirona Dental Services GmbH, as initial borrowers. The revolving credit facility is available for borrowing in Euro, U.S. dollar, Yen or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There are no cross-border guarantees since all guarantees are by entities that have the same functional currency as the currency in which the respective guaranteed borrowing is denominated.

        Each of the senior term loans has a five year maturity and is to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. At the Company's current leverage multiples, the new facilities bear interest at a margin of 75 basis points plus, in the case of Euro-denominated loans, EURIBOR and, in the case of other loans, LIBOR.

        The Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from November 24, 2007 onwards, the applicable margin will vary between 90 basis points and 45 basis points per annum according to our leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement). Interest rate swaps have been established for 66.6% of the interest until March 2010. The interest rate swaps fix the LIBOR or EURIBOR element of interest payable on 66.6% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period range from 3.50% to 5.24%. Settlement of the swaps is required on a quarterly basis.

        The Senior Facilities Agreement contains restrictive covenants that limit Sirona's ability to make loans, make investments (including in joint ventures), incur additional indebtedness, make acquisitions or pay dividends, subject to agreed-upon exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of interest payments and defined earnings measures. If the Company breaches any of the covenants, the loans will be become repayable on demand.

        Debt issuance costs of $5.6 million were incurred in relation to the new financing and were capitalized as deferred charges.

Debt Extinguishment

        The retirement of the borrowings under the Company's previous credit facilities, the senior syndicated loan tranches A, B and C and the mezzanine loan facility, was accounted for as a debt extinguishment in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". The unscheduled repayment of the mezzanine facility by the Company resulted in a prepayment fee of Euro 0.9 million ($1.2 million). In addition, $19.9 million of unamortized debt issuance costs relating to the previous credit facilities were written off in the period. As a result, a loss on debt extinguishment totalling $21.1 million was recognized in the year ended September 30, 2007.

16. Deferred income

        On June 30, 2005, Sirona and its largest distributor, Patterson, amended the terms of an existing distribution agreement to extend Patterson's rights as exclusive distributor of certain Sirona products within the United States and Canada from October 1, 2007 through September 30, 2017. As consideration for the extension of its exclusivity rights, Patterson made a one-time payment of $100 million to Sirona in July 2005. Sirona recorded the full amount of the payment as deferred revenue and will begin amortizing the amount into revenue on a straight-line basis over ten years beginning October 1, 2007. In the event of termination by Patterson for certain breaches of contract by Sirona, Sirona has to refund to Patterson the unearned portion of the $100 million payment as liquidated damages. Depending on the reason for termination, the amount of liquidated damages declines (i) on a straight line basis beginning in fiscal 2008 or (ii) by $15 million per year in each of fiscal 2008 through fiscal 2012 and by $5 million per year thereafter. Sirona accounts for the deferred revenue related to the Patterson payment as a monetary liability. The deferred income is amortized straight line over the term of the contract at $10 million per year. Effects of remeasurement of the amount from U.S. dollar to EURO are reflected currently in the statement of operations. Sirona recognized $11.3 million gain and $5.0 million in foreign currency transaction gain in the statements of operations for the years ended September 30, 2007 and 2006, respectively.

17. Income per share

        The computation of basic and diluted income per share is as follows:

	Year ended September 30, 2007	Year ended September 30, 2006
	$'000 except for share amounts
Net income	$56,469	$755

Weighted average shares outstanding—basic	54,701,997	41,884,704
Dilutive effect of stock options	836,465	321,933

Weighted average shares outstanding—diluted	55,538,462	42,206,637

Net income per share
Basic	$1.03	$0.02

Diluted	$1.02	$0.02

        Stock options to acquire 585,000 shares of Sirona's common stock that were granted in connection with the Plan were not included in the computation of diluted earnings per share for the twelve month ended September 30, 2007, because the options' underlying exercise prices were greater than the average market price of Sirona's common stock for the period.

        Stock options to acquire 60,000 shares of Sirona's common stock that were granted in connection with the Directors Plan were not included in the computation of diluted earnings per share for the twelve month ended September 30, 2006, because the options' underlying exercise prices were greater than the average market price of Sirona's common stock for the period.

        Share and per share information is not presented for periods prior to the Exchange because such information is not meaningful. The MDP transaction, which was closed on July 1, 2005, created a new basis of accounting and resulted in presentation of "Predecessor" and "Successor" financial statements. With a different basis of accounting and only one share outstanding during the Predecessor period, the EPS results would not provide comparable information.

18. Commitments and contingencies

Operating lease commitments

        The Company leases certain vehicles and IT equipment from unrelated third parties. The leases are non-cancellable and have terms of greater than one year. During the year ended September 30, 2007 leasing expense was $6,287 (year ended September, 30, 2006 $3,336; July 1, 2005 to September 2005, $255; October 1, 2004 to June 30, 2005, $753).

        In July 2005, Sirona entered into a sale and leaseback agreement regarding unused land on the site of the major facility in Bensheim. The land was sold for € 901 ($ 1,279 at the €/$ exchange rate of September 30, 2007) to an unrelated property development company, who constructed an office building based on Sirona's specifications on the site. Sirona leased the property from the property development company through an 18-year lease. Under the terms of the lease, rent is fixed at €1,202 ($1,705 at the €/$ exchange rate of September 30, 2007) per annum until 2013. After 2013, rent is subject to adjustment according to an inflation index. Rental payments started in April 2007 when the building was ready for occupancy. The land remains an asset on Sirona's balance sheet and the building will be accounted for as an operating lease.

        Furthermore, the Company rents space in New York, Salzburg, Charlotte and other locations.

        Future minimum lease payments under non-cancelable operating lease agreements as of September 30, 2007 are as follows:

Year ending September 30,	$'000s
2008	$6,843
2009	5,650
2010	4,674
2011	3,971
2012	3,945
Thereafter	23,796

$48,879

Guarantees

        Customers can finance their purchase of Sirona products from the respective dealer through financial institutions. Prior to March 2003, Sirona would offer to guarantee up to 10% of the total liability due to the financial institution from Sirona customers if the customer defaulted on their payments. However, the contracts negotiated with the dealers, who sold the products to the third party customers, granted Sirona a right of recourse against the dealer if the customer defaulted on their payments. The Company ceased issuing these guarantees after March 2003. The arrangements were generally provided for a five year period; therefore the related guarantees issued by Sirona are expected to expire by 2008. Under U.S. GAAP, only guarantees issued after December 31, 2002 are required to be measured at fair value and recognized in Sirona's financial statements.

Contingencies

        The Company may be involved in lawsuits, claims, investigations and proceedings, including patent and commercial matters that arise in the ordinary course of business. At September 30, 2007, there are no such matters pending that the Company expects to be material in relation to its business, consolidated financial position, results of operations or cash flows.

19. Product warranty

        The following table provides the changes in the product warranty accrual for the year ended September 30, 2007

	Successor	Successor
	Year ended September 30, 2007	Year ended September 30, 2006
	$'000s
Opening balance	$10,879	$9,276
Accruals for warranties issued during the period	20,560	15,453
Warranty settlements made during the period	(20,138)	(14,355)
Translation adjustment	1,246	505

Closing balance	$12,547	$10,879

20. Unconditional purchase commitments

        As of September 30, 2007, the Company had unconditional purchase commitments of $50,347, mainly for purchases of raw material and components. The commitments are due in fiscal year 2008 ($44,482), in fiscal years 2009 and 2010 ($5,713) and thereafter ($152).

21. Interest

	Successor	Successor	Successor	Predecessor 2
	Year ended September 30, 2007	Year ended September 30, 2006	July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005
	$'000s
Interest expense	$(32,011)	$(45,675)	$(8,990)	$(21,306)
Interest expense from related parties	—	(10,086)	(2,939)	(2,594)
Interest income	3,845	1,486	842	1,126

	$(28,166)	$(54,275)	$(11,087)	$(22,774)

22. Pension plans

Defined benefit plans

        In Germany the Company traditionally had an unfunded defined benefit pension plan whose benefits are based primarily on years of service and wage and salary group. As of January 1, 2001, the Company replaced its unfunded defined benefit pension plan with a new defined contribution plan. All new hires after that date only receive defined contributions to a pension plan based on a percentage of the employee's eligible compensation. However, due to grandfathering provisions for certain existing employees hired before that date, the Company continues to be obligated to provide pension benefits which are at a minimum equal to benefits that would have been available under the terms of the traditional defined benefit plans (Grandfathered Benefit). The Grandfathered Benefit and contributions to the Company's pension plan made for those employees after January 1, 2001 are included in the disclosures for defined benefit plans. The Company accounts for the Grandfathered Benefit by recognizing the higher of the defined contribution obligation or the defined benefit obligation for the minimum benefit.

        In addition, the Company offers defined contribution benefits under the terms of a Section 401(k) plan to employees in the U.S.

        The Company uses an actuarial measurement date of September 30.

        Change in the projected benefit obligation and plan assets for all of the Company's defined benefit plans is as follows:

	Successor	Successor
	Year ended September 30, 2007	Year ended September 30, 2006
	$'000s
Projected benefits obligation at beginning of period	$53,388	$48,547
Service cost	1,304	1,149
Interest cost	2,219	1,941
Actuarial (gain)	(5,123)	(431)
Investment earnings	342	304
Benefits paid	(872)	(723)
Currency translation	6,255	2,601

Projected benefit obligation at end of period	57,513	53,388
Fair value of plan assets at beginning of period	6,030	4,656
Actual return on plan assets	342	304
Employer's contribution	924	1,268
Benefits paid	(23)	(51)
Currency Translation	790	(147)

Fair value of plan assets at end of period	8,063	6,030

Funded status	$(49,450)	$(47,358)

        Components of net periodic benefit costs are as follows:

	Successor	Successor	Successor	Predecessor 2
	Year ended September 30, 2007	Year ended September 30, 2006	July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005
	$'000s
Service cost	$1,304	$1,149	$906	$247
Interest cost	2,219	1,941	476	1,563
Other	—	—	—	—

Net periodic benefit cost	$3,523	$3,090	$1,382	$1,810

        The accumulated benefit obligation as of September 30, 2007 and 2006 was $48,374 and $46,248, respectively.

        The reconciliation of the funded status of the Company's defined benefit plans to the amounts recognized on the balance sheets is as follows:

	Successor	Successor
	September 30, 2007	September 30, 2006
	$'000s
Funded status	$(49,450)	$(47,358)
Recognized pension provision	(55,821)	(48,167)

Unrecognized net (loss)/gain	$6,371	$809

        As of September 30, 2007, the Company adopted the recognition provision of SFAS 158 and recognized the funded status in its balance sheet. The adjustments to adopt to SFAS 158 were recorded as a component of accumulated other comprehensive income.

        To the extent the defined benefit obligation is recognized for the Grandfather Benefit, the long-term estimated rate of return on plan assets is 5% per annum. This rate was based on an appropriate long-term rate for the plan assets held.

        The benefits expected to be paid in cash of the following five years, and in aggregate for the fiscal years thereafter, are as follows:

Year ending September 30,	$'000s
2008	$1,159
2009	2,139
2010	2,187
2011	2,280
2012	2,368
5 Years thereafter	12,582

$22,715

        The contributions expected to be made in each of the following five years and in aggregate thereafter are as follows:

Year ending September 30,	$'000s
2008	$1,451
2009	1,485
2010	1,525
2011	1,549
2012	1,537
5 Years thereafter	20,427

$27,974

        Weighted-average assumptions used to determine both benefit obligations and net periodic benefit costs are as follows:

	Successor			Predecessor 2
	Year ended September 30, 2007	Year ended September 30, 2006	July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005
Discount rate	5.25%	4.50%	4.25%	5.75%

        The plan assets consist of contributions made by Sirona to a pension fund managed by an insurance company as custodian, which invests these funds. The insurance company guarantees a minimum return on the contributions. The expected long term return on plan assets is estimated to be 5%. This rate is based on an estimated long term return rate for the type of plan assets held.

        The Company's weighted average asset allocations by the insurance company by asset category are as follows:

	Successor	Successor
	September 30, 2007	September 30, 2006
Equity securities	31.9%	34.8%
Fixed income securities	53.1%	52.0%
Other	15.0%	13.2%

	100.0%	100.0%

Defined contribution plans

        The Company made contributions of $434 to the German plan for the year ended September 30, 2007, and $358 to the German plan for the year ended September 30, 2006.

        Contributions to the U.S. plans were $494 for the 12 month period ended September 30 2007, and $259 for the 12 month period ended September 30, 2006. The Company is obligated to match employee contributions as defined in the plan.

23. Segment reporting

        Description of segments.    Sirona manages its business on both a product and geographic basis and has four reporting segments; Dental CAD/CAM Systems, Imaging Systems, Treatment Centers, and Instruments. There are two regional sales organizations, USA and Other World Markets, which distribute Sirona's products globally through a network of independent distributors to dental practices, clinics and laboratories. The Electronic Center is a shared facility that manufactures electronic components and provides services for all Sirona segments, and to a very limited extent, external parties. Further shared functions including customer service, logistics, site management, IT and administration are operated centrally.

        Description of the Company's segments:

        Dental CAD/CAM Systems.    Dental CAD/CAM Systems products comprise CAD/CAM chairside systems for the dentist (CEREC) as well as CAD/CAM systems for the laboratories, such as inlab, inEOS and a central manufacturing service for copings and bridge-frameworks. The CEREC system allows dentists to prepare restorations in an "out-of-mouth pre-shaped' process and insert them into the patient's mouths during a single appointment.

        Imaging Systems.    Imaging systems products comprise a broad range of equipment for diagnostic imaging in the dental practice, using both film-based and digital technologies. Sirona has developed a broad range of imaging systems for 3D, panoramic and intra-oral applications.

        Treatment Centers.    Sirona's treatment centers comprise a broad range, from standard dentist chairs to sophisticated centers with integrated diagnostic, hygiene and ergonomic functionalities, such as C2+ and M1+, as well as specialist centers used in preventative treatment (ProFeel+) and for training purposes.

        Instruments.    Sirona offers a wide range of handpiece products, encompassing handheld and power-operated handpieces for cavity preparation, endodontics, periodontology and prophylaxis. The handpieces are supplemented by multi-function tips, supply and suction hoses, as well as care and hygiene systems for handpiece preparation. Sirona's handpieces are often sold as complete packages in combination with treatment centers. The division also supplies parts for other divisions, especially Treatment Units (OEM turbines and tubes) and CAD/CAM Systems.

        The following tables reflect the results of the Company's reportable segments under the Company's management reporting system. The segment performance measure used to monitor segment performance is gross profit ("Segment Performance Measure"). Gross profit, which is based on the records as prepared under statutory German accounting standards, excluding the impact of the EQT Transaction and MDP Transaction, is considered to better reflect the performance of each segment as it eliminates the need to allocate centrally incurred costs and significant purchase accounting impacts that the Company does not believe are representative of the performance of the segments. Furthermore, the Company monitors performance geographically by region. As the Company manages its business on both a product and a geographical basis, U.S. GAAP requires segmental disclosure based on product information.

	Successor	Successor	Successor	Predecessor 2
	Year ended September 30, 2007	Year ended September 30, 2006	July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005
	$'000s
Revenue External
Dental CAD/CAM Systems	$208,458	$183,810	$31,269	$137,699
Imaging Systems	225,711	132,726	27,211	72,963
Treatment Centers	143,040	130,108	33,235	95,908
Instruments	82,705	71,880	14,620	48,575

Total	$659,914	$518,524	$106,335	$355,145

Revenue Internal
Dental CAD/CAM Systems	$—	$—	$—	$—
Imaging Systems	128	74	—	85
Treatment Centers	14	60	—	—
Instruments	10,543	11,355	2,678	8,653
Intercompany elimination	(10,685)	(11,489)	(2,678)	(8,738)

Total	$—	$—	$—	$—

Revenue Total
Dental CAD/CAM Systems	$208,458	$183,810	$31,269	$137,699
Imaging Systems	225,839	132,799	27,211	73,048
Treatment Centers	143,054	130,168	33,235	95,908
Instruments	93,248	83,236	17,298	57,228

Total	$670,599	$530,013	$109,013	$363,883

Segment performance measure
Dental CAD/CAM Systems	$142,200	$135,678	$22,903	$98,677
Imaging Systems	133,475	67,686	11,195	29,377
Treatment Centers	56,660	49,112	13,074	32,996
Instruments	37,339	35,497	6,183	22,691

Total	$369,674	$287,973	$53,355	$183,741

Depreciation and amortization expense
Dental CAD/CAM Systems	$2,715	$2,042	$746	$1,988
Imaging Systems	4,771	2,834	1,120	2,890
Treatment Centers	2,707	2,372	655	2,093
Instruments	2,803	2,722	756	1,785

Total	$12,996	$9,970	$3,277	$8,756

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

        The following table and discussion provide a reconciliation of the total results of operations of the Company's business segments under management reporting to the consolidated financial statements. As of October 1, 2006, the Company changed the basis of accounting for its management reporting from statutory German accounting standards to U.S. GAAP, the basis used to prepare the consolidated financial statements. As a result, the differences shown between management reporting and U.S. GAAP for the year ended September 30, 2007, are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

        Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Successor	Successor	Successor	Predecessor 2
	Year ended September 30, 2007	Year ended September 30, 2006	July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005
	$'000s
Revenue
Total segments	$659,914	$518,524	$106,335	$355,145
Electronic centre	35	181	4	971
Differences management reporting vs U.S. GAAP	—	1,899	(1,268)	2,169

Consolidated revenue	659,949	520,604	105,071	358,285
Depreciation and amortization
Total segments	12,996	9,970	3,277	8,756
Electronic Centre and corporate	2,267	1,864	383	1,179
Differences management reporting vs. US GAAP	78,376	55,020	11,732	34,220

Consolidated depreciation and amortization	93,639	66,854	15,392	44,155
Segment performance measure
Total segments	369,674	287,973	53,355	183,741
Electronic centre and corporate	9,290	4,266	1,336	2,323
Differences management reporting vs. US GAAP	(74,490)	(50,320)	(21,234)	(27,242)

Consolidated gross profit	304,474	241,919	33,457	158,822
Selling, general and administrative expense	203,597	148,715	34,544	93,236
Research and development	46,945	33,107	7,863	21,700
Provision for doubtful accounts and notes receivable	217	348	(192)	(127)
Write off of in-process research and development	—	6,000	33,796	—
Net other operating (income)/loss	(162)	1,733	(723)	(384)
Foreign currency transaction loss	(16,794)	(9,873)	601	749
Loss/(gain) on derivative instruments	169	(719)	(1,682)	4,383
Interest expense, net	28,166	54,275	11,087	22,774
Loss on debt extinguishment	21,145	—	—	—
Other (income)	(586)	—	—	(129)

Income/(Loss) before income taxes and minority interest	$21,777	$8,333	$(51,837)	$16,620

        The adjustments that the Company records to reconcile management reporting to the consolidated financial statements prepared in accordance with U.S. GAAP primarily relate to the exclusion of amortization and depreciation related to the step-up to fair value of the intangible and tangible assets as a result of the EQT Transaction and the MDP Transaction. In addition, management reporting was based on German GAAP which differs from U.S. GAAP until September 30, 2006. The main differences between management reporting based on German GAAP and U.S. GAAP applicable to the Company until September 30, 2006, included:

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

Foreign currency accounting

        Until September 30, 2005, Management reporting translated the income statements of foreign subsidiaries at the spot rate at the balance sheet date and only recognizes unrealized losses on foreign currency denominated receivables or payables. For consolidated financial statements purposes, the income statements of foreign subsidiaries are translated using a weighted average rate for the respective period, whereas foreign currency denominated receivables and payables are translated at the rate at the balance sheet date. Since October 2005 the method used in management reporting has been adjusted to be consistent with the method used in the consolidated financial statements.

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

        The following information is presented in accordance with U.S. GAAP:

	Successor	Successor
	September 30, 2007	September 30, 2006
	$'000s
Total assets
Dental CAD/CAM Systems	$781,994	$757,071
Imaging Systems	542,043	493,133
Treatment Centers	213,059	196,010
Instruments	120,647	94,790

Total	$1,657,743	$1,541,004

Goodwill
Dental CAD/CAM Systems	$298,278	$272,810
Imaging Systems	223,217	198,049
Treatment Centers	95,833	87,650
Instruments	60,178	55,040

Total	$677,506	$613,549

	Germany	United States	Rest of World	Total
	$'000s
Net Sales*
October 1, 2006 to September 30, 2007	$140,571	$215,865	$303,513	$659,949
October 1, 2005 to September 30, 2006	118,378	156,720	245,506	520,604
July 1, 2005 to September 30, 2005	27,467	20,833	56,771	105,071
October 1, 2004 to June 30, 2005	101,414	103,457	153,414	358,285
Long-lived assets
September 30, 2007	1,083,765	265,604	11,623	1,360,992
September 30, 2006	1,025,891	281,762	4,051	1,311,704

*
Sales are allocated to the country in which the customer is located.

        During the years ended September 30, 2007 and September 30, 2006 and for the periods from July 1, 2005 through September 30, 2005, and October 1, 2004 to June 30, 2005, revenues from two customers represented 45%, 45%, 29%, and 36% of net sales, respectively. No other customer accounted for more than 10% of revenues.

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

        Sirona recorded expenses in relation to BERAG in each of the period being presented as follows; October 1, 2006 to September 30, 2007, $43; October 1, 2005 to September 30, 2006, $94; July 1, 2005 to September 30, 2005, $21; October 1, 2004 to June 30, 2005, $67. Amounts owed to BERAG as at September 30, 2007 and September 30, 2006, were $0 and $0, respectively.

Sirona Holdings S. C.A Luxembourg

        Effective October 1, 2005, an advisory service agreement has been signed between the Company and Sirona Holdings S.C.A., Luxembourg. Under the agreement, Sirona will pay an annual fee to Sirona Holdings S.C.A., Luxembourg of €325 ($432), and Sirona Holdings S.C.A., Luxemburg will provide to Sirona certain advisory services regarding the structure, terms and condition of debt offerings by Sirona, financing sources and options, business development and other services.

25. Subsequent event

        None

26. Unaudited quarterly information

        The following is a summary of the Company's unaudited quarterly operating results for the years ended September 30, 2007 and 2006:

	Successor	Successor	Successor	Successor
	Sept 30, 2007	June 30, 2007	Mar 31, 2007	Dec 31, 2006
	$'000s (except for weighted average shares)
Revenue	$177,941	$157,041	$150,168	$174,799
Cost of Sales	95,233	89,893	79,622	90,727

Gross profit	82,708	67,148	70,546	84,072

Operating expenses/(income):
Selling, general and administrative expense	53,586	49,633	52,877	47,501
Research and development	12,800	11,811	12,054	10,280
Provision for doubtful accounts and notes receivable	(112)	96	(68)	301
Write off of in-process research and development	—	—	—	—
Other operating (income)/expenses, net	(264)	130	122	(150)

Operating income	16,698	5,478	5,561	26,140
Foreign currency transactions (gain)/loss	(6,982)	(857)	(1,889)	(7,066)
Loss/(gain) on derivative instruments	2,385	(2,636)	911	(491)
Interest expense, net	7,231	5,769	6,207	8,959
Loss on debt extinguishment	—	—	—	21,145
Other (income)	(586)	—	—	—

Income before income taxes and minority interest	14,650	3,202	332	3,593
Income tax (benefit)/provision	(37,372)	1,121	125	1,249
Minority interest	202	100	(143)	26

Net income	$51,820	$1,981	$350	$2,318

Net income per share—basic	$0.95	$0.04	0.01	0.04
Net income per share—diluted	$0.93	$0.04	0.01	0.04
Weighted average shares—basic	54,756,709	54,746,515	54,683,295	54,621,818
Weighted average shares—diluted	55,520,640	54,880,563	54,890,447	54,848,513

	Successor	Successor	Successor	Successor
	Sept 30, 2006	June 30, 2006	Mar 31, 2006	Dec 31, 2005
	$'000s
Revenue	$135,542	$117,337	$131,843	$135,882
Cost of Sales	76,640	65,565	66,816	69,664

Gross profit	58,902	51,772	65,027	66,218

Operating expenses (income):
Selling, general and administrative expense	47,603	33,470	35,339	32,303
Research and development	9,968	8,166	8,026	6,947
Write off of in-process research and development	—	6,000	—	—
Provision for doubtful accounts and notes receivable	304	(138)	322	(140)
Other operating (income) expenses, net	(572)	622	1,376	308

Operating income	1,599	3,652	19,964	26,800
Foreign currency transactions loss/(gain)	(392)	(11,361)	(3,377)	5,257
Loss/(gain) on derivative instruments	3,050	(2,397)	(1,647)	275
Interest expense, net	10,382	14,893	13,545	15,455
Other income	—	—	—	—

(Loss)/income+A3 before income taxes and minority interest	(11,441)	2,517	11,443	5,813
Income tax (benefit)/provision	(10,103)	7,983	6,976	2,504
Minority interest	150	45	23	(1)

Net (loss)/income	$(1,488)	$(5,511)	$4,444	$3,310

Net (loss) per share—basic	$(0.03)	$(0.14)	N/A	N/A
Net (loss) per share—diluted	$(0.03)	$(0.14)	N/A	N/A
Weighted average shares—basic	54,599,627	38,908,289	N/A	N/A
Weighted average shares—diluted	54,599,627	38,908,289	N/A	N/A

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
FORWARD-LOOKING STATEMENTS
Table of Contents
  PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
  PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN* Among Sirona Dental Systems Inc, The Russell 2000 Index And The Dow Jones US Medical Equipment Index
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
  PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM
SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS