Form 10-Q
period 2007-12-31
SIRONA DENTAL SYSTEMS, INC.
filed 2008-02-08
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

or

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

Yes  ☐    No  ☒

As of February 1, 2008, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,778,084.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

PART I FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	September 30, 2007
	(unaudited)
	$’000s (except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$89,826	$99,842
Restricted cash	952	908
Accounts receivable, net of allowance for doubtful accounts of $1,697 and $1,475, respectively	115,445	87,074
Inventories, net	74,586	74,834
Deferred tax assets	9,338	9,040
Prepaid expenses and other current assets	17,479	18,801
Income tax receivable	3,531	3,758

Total current assets	311,157	294,257
Property, plant and equipment, net of accumulated depreciation and amortization of $36,860 and $31,037, respectively	84,795	80,523
Goodwill	698,354	677,506
Investments	1,254	1,254
Intangible assets, net of accumulated amortization of $184,400 and $156,776, respectively	591,932	597,302
Other non-current assets	4,501	4,407
Deferred tax assets	2,403	2,494

Total assets	$1,694,396	$1,657,743

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$41,284	$46,190
Short-term debt and current portion of long-term debt	6,043	23,041
Income taxes payable	11,834	5,543
Deferred tax liabilities	2,323	3,264
Accrued liabilities and deferred income	86,617	84,348

Total current liabilities	148,101	162,386
Long-term debt	554,690	540,143
Deferred tax liabilities	193,608	192,808
Other non-current liabilities	11,810	13,406
Pension related provisions	51,676	49,450
Deferred income	87,500	90,000

Total liabilities	1,047,385	1,048,193

Minority interest	414	484
Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 95,000,000 shares authorized; 54,778,084 and 54,765,285 shares issued and outstanding, respectively)	548	548
Additional paid-in capital	607,446	603,570
Excess of purchase price over predecessor basis	(49,103)	(49,103)
Retained earnings	26,048	9,063
Accumulated other comprehensive income	61,658	44,988

Total shareholders’ equity	646,597	609,066

Total liabilities, minority interest and shareholders’ equity	$1,694,396	$1,657,743

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended December 31,
	2007	2006
	$’000s (except per share amounts)
Revenue	$200,106	$174,799
Cost of sales	105,737	90,727

Gross profit	94,369	84,072
Selling, general and administrative expense	55,886	47,501
Research and development	13,708	10,280
Provision for doubtful accounts and notes receivable	57	301
Net other operating (income)	(2,500)	(150)

Operating income	27,218	26,140
Foreign currency transactions (gain), net	(5,886)	(7,066)
Loss/(gain) on derivative instruments	2,218	(491)
Interest expense, net	6,746	8,959
Loss on debt extinguishment	—	21,145

Income before taxes and minority interest	24,140	3,593
Income tax provision	7,242	1,249
Minority interest	(87)	26

Net income	$16,985	$2,318

Income per share
- Basic	$0.31	$0.04

- Diluted	$0.31	$0.04

Weighted average shares - basic	54,768,324	54,621,818

Weighted average shares - diluted	55,436,741	54,848,513

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2007	2006
	$’000s
Cash flows from operating activities
Net income	$16,985	$2,318
Adjustments to reconcile net income to net cash used in operating activities
Minority interest	(87)	26
Depreciation and amortization	26,123	23,571
Loss/(gain) on derivate instruments	2,218	(491)
(Gain) on foreign currency transactions	(5,886)	(7,066)
Accreted interest on long term debt	(7,347)	2,182
Deferred income taxes	(5,510)	(9,801)
Amortization of debt issuance cost	318	616
Loss on debt extinguishment	—	19,964
Compensation expense from stock options	3,660	3,076

Changes in assets and liabilities
Accounts receivable	(25,834)	(29,986)
Inventories	2,108	(4,959)
Prepaid expenses and other current assets	5,089	(1,568)
Restricted cash	(11)	(10)
Other non-current assets	5	(829)
Trade accounts payable	(7,853)	(187)
Accrued liabilities and deferred income	(6,238)	(896)
Other non-current liabilities	(1,601)	(7,084)
Income taxes receivable	302	—
Income taxes payable	6,196	7,448

Net cash provided by/(used in) operating activities	2,637	(3,676)

Cash flows from investing activities
Investment in property, plant and equipment	(5,226)	(4,754)
Proceeds from sale of property, plant and equipment	—	352
Purchase of intangible assets	14	(40)
Purchase of long-term investments	—	(250)

Net cash (used in) investing activities	(5,212)	(4,692)

Cash flows from financing activities
Repayments of long-term debt	(10,121)	(547,324)
Proceeds from borrowings	—	529,747
Debt issuance cost	—	(4,571)
Common shares issued under share based compensation plans	122	540
Tax effect of common shares exercised under share based compensation plans	82	—

Net cash (used in) financing activities	(9,917)	(21,608)

The accompanying notes are an integral part of these financial statements.

Change in cash and cash equivalents	(12,492)	(29,976)
Effect of exchange rate change on cash and cash equivalents	2,476	2,039
Cash and cash equivalents at beginning of period	99,842	80,560

Cash and cash equivalents at end of period	$89,826	$52,623

Supplemental information
Interest paid	$14,217	$16,525
- thereof accreted interest paid on repayment of long-term debt	—	8,594
Interest capitalized	101	122
Income taxes paid	6,205	1,900

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	General

The Company and its Operations

Sirona Dental Systems, Inc. (“Sirona” or the “Company”) and its subsidiaries manufacture high quality, technologically advanced dental equipment and systems solutions for the global dental equipment market. We offer a broad range of products across all major segments of the dental equipment market including CEREC, CAD/CAM systems, digital and film based intra oral and panoramic imaging systems, treatment centers and instruments. We acquired Schick Technologies, Inc. (“Schick “) in 2006, which further expanded our global presence and product offerings and strengthened our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 125 years. Sirona’s headquarters are located in Long Island City, New York with its primary facility located in Bensheim, Germany, as well as other support, manufacturing, assembling and sales & service facilities located elsewhere throughout the world.

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the reporting date and the reported amounts of revenues and expenses for the interim period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information not misleading. The year-end condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of December 31, 2007 and September 30, 2007 and the results of operations and cash flows for the three months ended December 31, 2007 and December 31, 2006, as applicable to interim periods have been made. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits measurement of recognized financial assets and liabilities at fair value with some certain exceptions such as investments in subsidiaries, obligations for pension or other post-retirement benefits, and financial assets and financial liabilities recognized under leases. Changes in the fair value of items for which the fair value option is elected should be recognized in income or loss. The election to measure eligible items at fair value is irrevocable and can only be made at defined election dates or events, generally on an instrument by instrument basis. Items for which the fair value option is elected should be separately presented or parenthetically be disclosed in the statement of financial position. SFAS 159 also requires significant new disclosures that apply for interim and annual financial statements. SFAS 159 shall be effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted, if certain conditions are met. The effect of the first remeasurement to fair value of eligible items existing will be reported as an adjustment to the opening balance of retained earnings as of the date of adoption. The Company is currently evaluating SFAS 159 and determining whether to elect the fair value option for certain financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will become effective for our fiscal year beginning October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (SFAS 160).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. This statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning October 1, 2009.

3.	Employee Share-Based Compensation

The total stock compensation expense for the Company’s stock option plans amounted to $3,660 for the three months ended December 31, 2007. These expenses include the impact of the stock option grant discussed below.

On December 11, 2007, the Company granted 499,500 stock options under the Equity Incentive Plan (the “New Plan”). The stock options vest over a period of four years and expire ten years after the date of the grant. The exercise price of such options may not be less than 100% of the fair market value of a share of the Company’s common stock as determined by the closing price as of the date of the grant. The New Plan provides for granting in total up to 2,275,000 stock options to employees and received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007.

The fair values of the stock options granted under the New Plan were estimated using the Black-Scholes option pricing model and the assumptions set forth in the following table. The exercise price is equal to the fair market value of

Sirona’s stock at the grant date. The expected volatility is determined based on the Company’s historical stock volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant and has a term equal to the expected life of the options. The expected life represents the period of time the options are expected to be outstanding based on anticipated employee exercise behavior taking into consideration historical exercise behavior. The expected dividend yield is based on the Company’s history of not paying regular dividends in the past and the Company’s current intention not to pay dividends in the foreseeable future.

Exercise price	$31.81
Expected volatility	44%
Risk-free rate	3.27%
Expected life	5 years
Expected dividends	—
Grant date fair value	$13.63

4.	Comprehensive Income

	Three months ended December 31,
	2007	2006
	$’000s
Net Income	$16,985	$2,318
Other Comprehensive Income	16,670	10,408

Total Comprehensive Income	$33,655	$12,726

Other comprehensive income for the three months ended December 31, 2007 relates to the cumulative translation adjustment and the pension obligation adjustment. The cumulative translation adjustment includes unrealized non-cash gains on intra-group foreign currency transactions of a long-term investment nature between entities consolidated in these financial statements in the amount of $11,544, the cumulative translation adjustment resulting from the translation of the financial statements of subsidiaries with functional currencies other than the U.S. Dollar of $ 5,088, and the pension obligation adjustment includes the amortization of actuarial gains and losses in the amount of $38. Other comprehensive income for the three months ended December 31, 2006 are unrealized non-cash gains on intra-group foreign currency transactions of a long-term investment nature between entities consolidated in these financial statements.

5.	Inventories, Net

	December 31, 2007	September 30, 2007
	$’000s
Finished goods	$38,246	$40,000
Work in progress	15,149	13,647
Raw materials	33,377	32,136

	86,772	85,783
Inventory reserve	(12,186)	(10,949)

	$74,586	$74,834

6.	Intangible Assets and Goodwill

	Gross	Accumulated amortization	Net
	$’000s
As of December 31, 2007
Patents & licenses	$153,721	$36,829	$116,892
Trademarks	140,162	153	140,009
Technologies and dealer relationships	482,202	147,418	334,784
Prepayments for intangible assets	247	—	247

	776,332	184,400	591,932
Goodwill	698,354	—	698,354

Total intangible assets	$1,474,686	$184,400	$1,290,286

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2007
Patents & licenses	$148,218	$32,183	$116,035
Trademarks	136,058	128	135,930
Technologies and dealer relationships	469,555	124,465	345,090
Prepayments for intangible assets	247	—	247

	754,078	156,776	597,302
Goodwill	677,506	—	677,506

Total intangible assets	$1,431,584	$156,776	$1,274,808

The change in the value of goodwill from September 30, 2007 to December 31, 2007 includes changes in exchange rates totaling $20,896 and ($48) relating to the accounting for income tax benefits from the exercise of employee stock options.

7.	Short-Term Debt and Current Portion of Long-Term Debt

Short-term debt relates to the Company’s current portion of long-term debt, other short-term debt and accrued interest on long-term debt totaling $6.0 million and $13.1 million, as of December 31, 2007 and September 30, 2007, respectively. In October 2007 the Company repaid the utilized portion of its revolving credit facility in the amount of Euro 7 million ($10.1 million).

8.	Long-Term Debt

	December 31, 2007	September 30, 2007
	$’000s
Senior term loan, Tranche A1, variable rate repayable in annual installments starting November 2009 through November 2011	150,727	153,066
Senior term loan, Tranche A2, variable rate repayable in annual installments starting November 2009 through November 2011	406,420	396,692
Other debt	2,019	1,958

	559,166	551,716
Less current portion	4,476	11,573

	$554,690	$540,143

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

Each of the senior term loans are to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. At the Company’s current leverage multiples, the new facilities bear interest at a margin of 65 basis points plus, in the case of Euro-denominated loans, EURIBOR and, in the case of other loans, LIBOR.

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

Debt issuance costs of $5.6 million were incurred in relation to the new financing in November 2006 and were capitalized as deferred charges and are amortized using the effective interest method over the term of the loan.

Debt Extinguishment

The retirement of the borrowings under the Company’s credit facilities prior to November 2006, the senior syndicated loan tranches A, B and C and the mezzanine loan facility, was accounted for as a debt extinguishment in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” in November 2006. The unscheduled repayment of the mezzanine facility by the Company resulted in a prepayment fee of Euro 0.9 million ($1.2 million). In addition, $19.9 million of unamortized debt issuance costs relating to the previous credit facilities were written off in the three month period ended December 31, 2006. As a result, a loss on debt extinguishment totaling $21.1 million was recognized in the three month period ended December 31, 2006.

9.	Income Taxes

For fiscal year 2008, an estimated effective tax rate of 30% has been applied, which is positively impacted by a lower German tax rate and tax planning initiatives. This compares to an effective tax rate of 35% for fiscal year 2007.

Effective October 1, 2007 the Company adopted the provisions of FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) without material impact. FIN 48 clarifies the accounting and reporting for uncertain income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

At October 1, 2007, the total amount of unrecognized tax benefits was $336.

With limited exceptions, the Company and its subsidiaries are no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities through 2004. During the quarter, the U.S. Internal Revenue Service commenced an audit of the 2005 U.S. income tax returns for a U.S. subsidiary of the Company. The Company anticipates that this audit will be completed by the third quarter of 2008.

The Company classifies interest and penalties associated with income taxes as interest and other operating expense, respectively. Amounts of interest or penalties have not been material in any period.

10.	Income Per Share

The computation of basic and diluted income per share is as follows:

	Three months ended December 31,
	2007	2006
	$’000s (except per share amounts)
Net income	$16,985	$2,318

Weighted average shares outstanding - basic	54,768,324	54,621,818
Dilutive effect of stock options	668,417	226,695

Weighted average shares outstanding - diluted	55,436,741	54,848,513

Income per share
Basic	$0.31	$0.04

Diluted	$0.31	$0.04

Stock options to acquire 561,000 shares of Sirona’s common stock that were granted in connection with the New Plan were not included in the computation of diluted earnings per share for the three months ended December 31, 2007, because the options’ underlying exercise prices were greater than the average market price of Sirona’s common stock for the period.

11.	Product Warranty

The following table provides the changes in the product warranty accrual for the three months ended December 31, 2007 and December 31, 2006:

	Three months ended December 31,
	2007	2006
	$’000s
Balance at beginning of the period	$12,547	$10,879

Accruals for warranties issued during the period	5,442	4,035
Warranty settlements made during the period	(4,921)	(3,412)
Translation adjustment	451	432

Balance at the end of the period	$13,519	$11,934

12.	Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended December 31,
	2007	2006
	$’000s
Service cost	$87	$95
Interest cost	654	536

Net periodic benefit cost	$741	$631

13.	Segment Reporting

The following tables show the results of the Company’s reportable segments under the Company’s management reporting system. The segment performance measure used to monitor segment performance is gross profit excluding the impact of the acquisition of control of the Sirona business by Sirona Holdings Luxco S.C.A. (“Luxco”), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners (“MDP”), Beecken Petty O’Keefe and management of Sirona, through a leveraged buyout transaction on June 30, 2005 (the “MDP Transaction”) and the acquisition of Schick (the “Exchange”). This measure is considered by management to better reflect the performance of each segment as it eliminates the need to allocate centrally incurred costs and significant purchase accounting effects that the Company does not believe to be representative of the performance of the segments. Furthermore, the Company monitors performance geographically by region. As the Company manages its business on both a product and a geographical basis, U.S. GAAP requires segmental disclosure based on product information.

	Three months ended December 31,
	2007	2006
	$’000s
Revenue external
Dental CAD/CAM Systems	$61,973	$52,475
Imaging Systems	68,048	58,879
Treatment Centers	44,530	40,572
Instruments	25,550	22,868

Total	$200,101	$174,794

Revenue internal
Dental CAD/CAM Systems	$—	$—
Imaging Systems	20	52
Treatment Centers	4	2
Instruments	2,830	3,490
Intercompany elimination	(2,854)	(3,544)

Total	$—	$—

Revenue total
Dental CAD/CAM Systems	$61,973	$52,475
Imaging Systems	68,068	58,931
Treatment Centers	44,534	40,574
Instruments	28,380	26,358

Total	$202,955	$178,338

Segment performance measure
Dental CAD/CAM Systems	$41,193	$38,521
Imaging Systems	40,939	34,840
Treatment Centers	18,978	16,879
Instruments	11,743	11,047

Total	$112,853	$101,287

Depreciation and amortization expense
Dental CAD/CAM Systems	$1,008	$579
Imaging Systems	1,200	1,036
Treatment Centers	694	645
Instruments	870	699

Total	$3,772	$2,959

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three month periods ended December 31, 2007 and 2006, are due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended December 31,
	2007	2006
	$’000s
Revenue
Total segments	$200,101	$174,794
Electronic center and corporate	5	5

Consolidated revenue	200,106	174,799

Depreciation and amortization
Total segments	3,772	2,959
Electronic center and corporate	688	361
Differences management reporting vs. U.S. GAAP	21,663	20,251

Consolidated depreciation and amortization	26,123	23,571

Segment performance measure
Total segments	112,853	101,287
Electronic center and corporate	2,138	844
Differences management reporting vs. U.S. GAAP	(20,622)	(18,059)

Consolidated gross profit	94,369	84,072
Selling, general and administrative expense	55,886	47,501
Research and development	13,708	10,280
Provision for doubtful accounts and notes receivable	57	301
Net other operating (income)	(2,500)	(150)
Foreign currency transactions gain, net	(5,886)	(7,066)
Loss/(gain) on derivative instruments	2,218	(491)
Interest expense, net	6,746	8,959
Loss on debt extinguishment	—	21,145
Income before income taxes and minority interest	$24,140	$3,593

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this report and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

All amounts are reported in thousands of U.S. dollars ($), except as otherwise disclosed.

This report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans” and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. All forward looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

Overview

Sirona is a leading manufacturer of high-tech dental equipment. Sirona focuses on developing innovative systems and solutions for dentists globally. Sirona has served equipment dealers and dentists worldwide for more than 125 years. The Company has its headquarters in Long Island City, New York and in addition the Company has its primary facility in Bensheim, Germany. Sirona manages its business on both a product and geographic basis and has four reporting segments: Dental CAD/CAM Systems, Imaging Systems, Treatment Centers and Instruments. Products from each category are marketed in all geographical sales regions.

Significant Factors that Affect Sirona’s Results of Operations

Increased Focus on Sirona’s Position in the U.S. Market and Further Global Expansion

The U.S. market is the largest individual market for Sirona. Over the last three fiscal years, bolstered by the Exchange in 2006, Sirona experienced strong revenue growth in the U.S. market, with revenue increasing on average by 35% annually. Several products have generated significant interest in the U.S. market, including, but not limited to, CEREC, Schick imaging products, GALILEOS, the ORTHOPHOS XG line, inLab, inEos, C8+, electrical handpieces and SIROlaser.

Sirona works together with large distributors in the U.S. market, including Patterson Dental and Henry Schein, which accounted for 31% and 16%, respectively, of Sirona’s global revenues for the three-month period ended December 31, 2007. The relationship with Henry Schein was expanded beyond the European markets to the United States in January 2005. Patterson Dental made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution right for CEREC CAD/CAM products in the United States and Canada until 2017. The amount Sirona received was recorded as deferred revenue and has been recognized on a straight-line basis since October 1, 2007.

Focus on Further Global Expansion

In addition to increased U.S. market penetration, Sirona has pursued expansion in the rest of the world. Over the last three fiscal years, sales in the rest of the world grew on average by 14% annually. To support this growth, Sirona expanded its local presence and distribution channels by establishing new sales and service locations in Spain, France and the United Kingdom in 2004; in Japan and Australia in 2005; in China in 2006; and in Italy in 2007. This expansion resulted in increased sales, gross profit and SG&A expense.

Transactions Accounted for as Business Combinations

The MDP Transaction and the Exchange were accounted for as business combinations and are described in detail in the Company’s annual reports on Form 10-K for fiscal year 2007 and 2006.

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

IPR&D projects acquired in connection with the Exchange and the MDP Transaction, with fair values of $6.0 million and $33.8 million, respectively, were appraised and charged to the income statement at the respective dates of acquisition. The projects acquired in connection with the MDP Transaction primarily related to (i) 3D-Imaging, (ii) enhancements to the CAD/CAM system’s hardware and software, (iii) the new treatment center platform and (iv) intra-oral digital imaging. The fair value of $6.0 million in connection with the Exchange related primarily to the intra-oral digital imaging projects. As of December 31, 2007, the 3D-Imaging and the majority of the CAD/CAM system’s enhancements have been completed.

The remaining estimated costs to complete the significant projects at December 31, 2007 were (i) $0.8 million for an outstanding enhancement to the CAD/CAM system, (ii) $6.8 million for the new treatment center platform, and (iii) $0.3 million for the intra-oral digital imaging projects. The estimated percentages of completion of the significant projects as of December 31, 2007 were (i) 66%; (ii) 70%; and (iii) 90%, respectively.

As of December 31, 2007, (i) the project for enhancements to the CAD/CAM system’s hardware and software was more than half way through the product development phase, with the remaining steps prior to the project release phase being the finalization of project development including working models, beta testing and regulatory approvals, (ii) the new treatment center platform was in the product development phase with the remaining steps prior to the product release phase being beta testing and regulatory approvals, and (iii) the intra-oral digital imaging projects were close to completion as specified prior to the Exchange.

It is anticipated that the projects will be completed in fiscal year 2008 and begin to generate cash in the fiscal year following their completion. There are no specific risks and uncertainties associated with these projects; however, the general risks relating to the Company as discussed under “Risk Factors” as set forth in our Form 10-K for the fiscal year ended September 30, 2007 may apply.

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. For the three months ended December 31, 2007, approximately 53% of Sirona’s revenue and approximately 77% of its expenses were denominated in Euros. During the periods under review, the U.S. dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2006 and December 31, 2007, the U.S. dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of 1.2515 to a high of 1.4854 and as of September 30, 2007 and December 31, 2007 were 1.4187 and 1.4716, respectively. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of December 31, 2007, these contracts had notional amounts totaling $39.75 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. dollar could materially affect Sirona’s results of operations.

Certain revenue information under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. dollar/Euro average foreign exchange rate for the current period. The exchange rates used in converting Euro denominated revenues into U.S. $ in the Company’s financial statements prepared in accordance with U.S. GAAP were: $1.44850 and $1.28958 for the three months ended December 31, 2007 and 2006, respectively.

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

Fluctuations in Quarterly Operating Results

Sirona’s quarterly operating results have varied in the past and are likely to vary in the future. These variations result from a number of factors, many of which are substantially outside its control, including:

•	the timing of new product introductions by Sirona or its competitors;

•	the timing of industry trade shows;

•	seasonal fluctuations;

•	developments in government reimbursement policies;

•	changes in product mix;

•	Sirona’s ability to supply products to meet customer demand;

•	fluctuations in manufacturing costs;

•	income tax incentives; and

•	currency fluctuation.

Due to the variations which Sirona has experienced in its quarterly operating results, it does not believe that period-to-period comparisons of results of operations of Sirona are reliable indicators of current and future performance.

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Revenue for the three months ended December 31, 2007 was $200.1 million, an increase of $25.3 million, or 14.5%, as compared with the three months ended December 31, 2006. On a constant currency basis, adjusting for the fluctuations in the U.S. dollar/Euro exchange rate, total revenue increased by 6.0%. Growth rates were 18.1% (up 11.2% on a constant currency basis) for the CAD/CAM Systems segment, 15.6% (up 9.6% on a constant currency basis) for the Imaging Systems segment, 11.7% (up 0.6% on a constant currency basis) for the Instruments segment and 9.8% (down 2.0% on a constant currency basis) for the Treatment Center segment.

The Dental CAD/CAM Systems segment revenue growth was impacted by our new MC XL milling machine, which has been well received in the marketplace. Sales were particularly strong in the European markets. The trade-in program we implemented in the U.S. for existing CEREC users in the fourth quarter of fiscal year 2007 contributed positively to our first quarter revenue development.

The Imaging Systems segment development was attributable to the continued adoption of digital radiography and sales of the 3D digital panoramic imaging unit GALILEOS. While sales of GALILEOS contributed to the increase, the Company has experienced a longer than expected sales cycle, as new 3D product offerings have caused the dental community to take longer to evaluate all of the available options.

The Instruments and Treatment Center segments faced a challenging year-over-year comparison due to strong sales in Germany in the three month ended December 31, 2006, which was driven by the announced VAT increase which became effective January 1, 2007.

Revenue in the United States for the three months ended December 31, 2007 increased by 3.9% compared with the same period last year driven by the CAD/CAM and the Imaging Systems segments.

Revenue growth in the rest of the world was 20.3%. On a constant currency basis, adjusting for the fluctuations in the U.S. dollar/Euro exchange rate, revenue in the rest of the world increased by 7.1%. The revenue growth in the rest of the world was primarily due to Sirona’s expanded presence in Japan, Australia and Italy as well as strong sales in Russia and France.

Cost of Sales

Cost of sales for the three months ended December 31, 2007 was $105.7 million, an increase of $15.0 million, or 16.5%, as compared with the three months ended December 31, 2006. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $20.6 million as well as non-cash option expense of $0.2 million for the three months ended December 31, 2007, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $19.2 million and non-cash option expense of $0.1 million for the three months ended December 31, 2006. The quarter-over-quarter increase in amortization and depreciation expense mainly resulted from variations in the U.S. dollar / Euro exchange rate. Excluding these amounts, costs of sales as a percentage of revenue increased to 42.4% for the three months ended December 31, 2007 compared with 40.9% for the three months ended December 31, 2006 and gross profit as a percentage of revenue decreased by 1.5 percentage points to 57.6% from 59.1%.

Gross profit margins were negatively impacted by variations in the U.S. dollar/Euro rate as most of the expenses are denominated in Euro, the trade-in-program for the MC XL milling unit and higher manufacturing costs for this unit. This development was partly off-set by a positive impact of the 3D imaging unit GALILEOS on the gross profit margins and by a favorable product mix in the Treatment Center segment.

Selling, General and Administrative

For the three months ended December 31, 2007, SG&A expense was $55.9 million, an increase of $8.4 million, or 17.7%, as compared with the three months ended December 31, 2006. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $1.0 million as well as non-cash option expense in the amount of $3.2 million for the three months ended December 31, 2007, compared with $0.9 million and $2.9 million, respectively, for the three months ended December 31, 2006. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 25.8% for the three months ended December 31, 2007 as compared with 25.0% for the three months ended December 31, 2006. The increase was primarily due to variations in the U.S. dollar/Euro exchange rates as most of the expenses were denominated in Euro and expenses associated with the growth in revenue and with Sirona’s expanded presence in various markets, including Italy, Japan and Australia.

Research and Development

R&D expense for the three months ended December 31, 2007 was $13.7 million, an increase of $3.4 million, or 33.3%, as compared with the three months ended December 31, 2006. R&D expense included non-cash stock option expense in the amount of $0.3 million for the three months ended December 31, 2007 whereas the three months ended December 31, 2006 did not include any non-cash stock option expense. Excluding this amount, as a percentage of revenue, R&D expense increased to 6.7% for the three months ended December 31, 2007, compared with 5.9% for the three months ended December 31, 2006. The quarter-over-quarter increase was primarily driven by variations in the U.S. dollar/Euro exchange rates as most of the expenses were denominated in Euro and expenses reflecting new product developments or product enhancements, with particular focus on the new treatment center platform and GALILEOS.

Gain on Foreign Currency Transactions

Gain on foreign currency transactions for the three months ended December 31, 2007 amounted to $5.9 million compared to a gain of $7.1 million for the three months ended December 31, 2006. For the three months ended December 31, 2007 the gain included an unrealized non-cash foreign currency gain of $ 3.6 million on the U.S. dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on U.S. dollar denominated short-term intra-group loans to European entities of $2.1 million. For the three months ended December 31, 2006 the gain included foreign currency gains upon the repayment of the U.S. dollar denominated bank debt of $3.9 million and an unrealized non-cash foreign currency gain of $4.0 million on the U.S. dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on U.S. dollar denominated short-term intra-group loans to German entities of $0.6 million.

Loss/(Gain) on Derivative Instruments

Loss on derivative instruments for the three months ended December 31, 2007 amounted to $2.2 million compared to a gain of $(0.5) million for the three months ended December 31, 2006. For the three months ended December 31, 2007 the loss included an unrealized non-cash loss of $1.7 million on interest swaps, as well as a non-cash loss on foreign currency hedges of $0.5 million. The gain for the three months ended December 31, 2006 included an unrealized non-cash loss of $0.2 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $(0.7) million.

Interest Expense

Net interest expense for the three months ended December 31, 2007 was $6.7 million, compared to $9.0 million for the three months ended December 31, 2006. This decrease was primarily due to the Company’s refinancing of its previous credit facilities on November 24, 2006 on more favorable terms.

Income Tax Provision

The income tax provision for the three months ended December 31, 2007 was $7.2 million, compared to $1.2 million for the three months ended December 31, 2006. For fiscal year 2008, an estimated effective tax rate of 30% has been applied, which is positively impacted by a lower German tax rate and tax planning initiatives. This compares to an effective tax rate of 35% for fiscal year 2007.

Net Income

Sirona’s net income for the three months ended December 31, 2007 was $17.0 million, an increase of $14.7 million, as compared with the three months ended December 31, 2006. For the three months ended December 31, 2007, amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to the Exchange and the MDP Transaction amounted to $21.7 million ($15.2 million net of tax). Furthermore, unrealized, non-cash foreign currency gains on the deferred income from the Patterson exclusivity payment and on short-term intra-group loans amounted to $5.7 million ($4.0 million net of tax) and option expense was $3.7 million ($2.6 million net of tax). Sirona’s net income for the three month period ended December 31, 2007 was also impacted by the reduction of the estimated tax rate for fiscal year 2008 to 30% compared to an estimated tax rate of 35% for fiscal year 2007. Excluding these items, net income increased due to higher revenue, partially offset by higher SG&A and R&D expenses.

Liquidity and Capital Resources

Historically, Sirona’s principal uses of cash, apart from operating requirements, including research and development expenses, have been for interest payments, debt repayment and acquisitions. Periodic capital expenditures have approximately equalled depreciation (excluding any effects from the increased amortization and depreciation expense resulting from the step-up to fair values of Sirona’s and Schick’s assets and liabilities required under purchase accounting). Sirona’s management believes that Sirona’s working capital is sufficient for its present requirements.

	Three months ended
	December 31, 2007	December 31, 2006
	$’000s
Net cash provided by/(used in) operating activities	$2,637	$(3,676)
Net cash (used in) investing activities	(5,212)	(4,692)
Net cash (used in) financing activities	(9,917)	(21,608)

Decrease in cash during the period	$(12,492)	$(29,976)

Net Cash Provided by/(Used in) Operating Activities

Net cash provided by/(used in) operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by/(used in) operating activities was $2.6 million for the three months ended December 31, 2007 compared to $(3.7) million for the three months ended December 31, 2006. The primary contributing factors to the increase in cash provided by operating activities were an increase in net income, which was partly off-set by a decrease in accreted interest in the current year quarter by $7,347 and income tax prepayments of $6,205.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures, financial investments and long-lived asset disposals. The primary contributors to the investing cash outflow in the periods presented are capital expenditures in the course of normal operating activities.

Net Cash Used in Financing Activities

Net cash used in financing activities was $9.9 million for the three months ended December 31, 2007, compared to $21.6 million for the three months ended December 31, 2006. Net cash used in financing activities in the three months ended December 31, 2007 relates to the repayment of the utilized portion of the Company’s revolving credit facility. Cash used in financing activities in the three month period ended December 31, 2006 reflected the refinancing of the Company’s prior credit facilities as of November 24, 2006.

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

Capital Resources

Senior Term Loans

On November 22, 2006, Sirona Dental Systems, Inc. entered into a senior credit facility (the “Senior Facilities Agreement”) as original guarantor, with Schick Technologies, Inc., a New York company and wholly owned subsidiary of Sirona as original borrower and original guarantor, with Sirona Dental Systems GmbH, as original borrower and original guarantor, with Sirona Dental Services GmbH, as original borrower and original guarantor and with Sirona Dental Systems LLC, Sirona Holding GmbH and Sirona Immobilien GmbH as original guarantors. Initial borrowings under the Senior Facilities Agreement plus excess cash were used to retire the outstanding borrowings under the Company’s previous credit facilities.

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

Each of the senior term loans has a five year maturity and is to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. At the Company’s current leverage multiples, the new facilities bear interest at a margin of 65 basis points plus, in the case of Euro-denominated loans, EURIBOR and, in the case of other loans, LIBOR.

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

Debt issuance costs of $5.6 million were incurred in relation to the new financing and were capitalized as deferred charges and are amortized using the effective interest method over the term of the loan.

Other Financial Data

	Three months ended December 31,
	2007	2006
	$’000s
Net income	$16,985	$2,318
Net interest expense	6,746	8,959
Provision for income taxes	7,242	1,249
Depreciation	3,793	3,623
Amortization	22,329	19,948

EBITDA	$57,095	$36,097

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

Supplemental Information

	Three months ended December 31,
	2007	2006
	$’000s
Loss on debt extinguishment	$—	$21,145
Share-based compensation	3,660	3,076
Unrealized, non-cash (gain) on revaluation of the carrying value of the $-denominated exclusivity fee	(3,631)	(3,954)
Foreign currency exchange (gain) on the early extinguishment of $-denominated bank debt	—	(3,885)
Unrealized, non-cash (gain) on revaluation of the carrying value of short-term intra-group loans	(2,110)	(591)

	$(2,081)	$15,791

Recently Issued Accounting Pronouncements

See note 2 to the unaudited condensed consolidated financial statements for discussion of recently issued accounting pronouncements that have not yet been adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk since September 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2007. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item IA of its 2007 Annual Report on Form 10-K.

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

Date: February 8, 2008

Sirona Dental Systems, Inc.

By:	/s/ Simone Blank
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)