Form 10-Q
period 2008-03-31
SIRONA DENTAL SYSTEMS, INC.
filed 2008-05-08
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of May 1, 2008, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,801,173.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2008

PART I	FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	September 30, 2007
	(unaudited)
	$’000s (except per share amounts)
ASSETS

Current assets
Cash and cash equivalents	$110,954	$99,842
Restricted cash	947	908
Accounts receivable, net of allowance for doubtful accounts of $1,826 and $1,475, respectively	100,780	87,074
Inventories, net	84,708	74,834
Deferred tax assets	10,242	9,040
Prepaid expenses and other current assets	22,178	18,801
Income tax receivable	3,803	3,758

Total current assets	333,612	294,257
Property, plant and equipment, net of accumulated depreciation and amortization of $43,499 and $31,037, respectively	98,357	80,523
Goodwill	741,518	677,506
Investments	1,317	1,254
Intangible assets, net of accumulated amortization of $219,898 and $156,776, respectively	602,814	597,302
Other non-current assets	4,432	4,407
Deferred tax assets	2,407	2,494

Total assets	$1,784,457	$1,657,743

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$41,086	$46,190
Short-term debt and current portion of long-term debt	6,250	23,041
Income taxes payable	9,173	5,543
Deferred tax liabilities	3,325	3,264
Accrued liabilities and deferred income	84,886	84,348

Total current liabilities	144,720	162,386
Long-term debt	584,775	540,143
Deferred tax liabilities	199,449	192,808
Other non-current liabilities	15,460	13,406
Pension related provisions	55,916	49,450
Deferred income	85,000	90,000

Total liabilities	1,085,320	1,048,193

Minority interest	185	484

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 95,000,000 shares authorized; 54,800,923 and 54,765,285 shares issued and outstanding, respectively)	548	548
Additional paid-in capital	611,781	603,570
Excess of purchase price over predecessor basis	(49,103)	(49,103)
Retained earnings	36,977	9,063
Accumulated other comprehensive income	98,749	44,988

Total shareholders’ equity	698,952	609,066

Total liabilities, minority interest and shareholders’ equity	$1,784,457	$1,657,743

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
	$’000s (except per share amounts)		$’000s (except per share amounts)
Revenue	$189,461	$150,168	$389,567	$324,967
Cost of sales	103,086	79,622	208,823	170,349

Gross profit	86,375	70,546	180,744	154,618

Selling, general and administrative expense	60,590	52,877	116,476	100,378
Research and development	11,967	12,054	25,675	22,334
Provision/(benefit) for doubtful accounts and notes receivable	140	(68)	197	233
Net other operating (income)/loss	(2,500)	122	(5,000)	(28)

Operating income	16,178	5,561	43,396	31,701

Foreign currency transactions (gain), net	(9,039)	(1,889)	(14,925)	(8,955)
Loss on derivative instruments	2,995	911	5,213	420
Interest expense, net	6,655	6,207	13,401	15,166
Loss on debt extinguishment	—	—	—	21,145
Other expense	305	—	305	—

Income before taxes and minority interest	15,262	332	39,402	3,925
Income tax provision	4,579	125	11,821	1,374
Minority interest	(246)	(143)	(333)	(117)

Net income	$10,929	$350	$27,914	$2,668

Income per share
- Basic	$0.20	$0.01	$0.51	$0.05

- Diluted	$0.20	$0.01	$0.50	$0.05

Weighted average shares—basic	54,786,224	54,683,295	54,784,801	54,652,557

Weighted average shares—diluted	55,189,583	54,890,447	55,357,044	54,869,481

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2008	2007
	$’000s
Cash flows from operating activities
Net income	$27,914	$2,668

Adjustments to reconcile net income to net cash used in operating activities
Minority interest	(329)	(116)
Depreciation and amortization	53,036	44,992
Loss on disposal of property, plant and equipment	46	31
Loss on derivative instruments	5,213	420
Gain on foreign currency transactions	(14,925)	(8,955)
Accreted interest on long-term debt	(7,607)	4,449
Deferred income taxes	(9,901)	(22,691)
Amortization of debt issuance cost	641	2,374
Loss on debt extinguishment	—	19,964
Compensation expense from stock options	7,498	6,711

Changes in assets and liabilities
Accounts receivable	(5,356)	(19,067)
Inventories	(3,156)	(13,166)
Prepaid expenses and other current assets	(2,761)	5,999
Restricted cash	55	204
Other non-current assets	626	(4,924)
Trade accounts payable	(15,242)	(509)
Accrued liabilities and deferred income	(11,099)	(4,358)
Other non-current liabilities	1,668	(6,212)
Income taxes receivable	257	(3,106)
Income taxes payable	2,981	(2,102)

Net cash provided by operating activities	29,559	2,606

Cash flows from investing activities
Investment in property, plant and equipment	(16,584)	(9,326)
Proceeds from sale of property, plant and equipment	6	215
Purchase of intangible assets	(273)	(57)
Purchase of long-term investments	(63)	(402)

Net cash used in investing activities	(16,914)	(9,570)

Cash flows from financing activities
Repayments of long-term debt	(10,121)	(559,294)
Proceeds from borrowings	—	529,747
Debt issuance cost	—	(5,381)
Common shares issued under share based compensation plans	489	1,092
Tax effect of common shares exercised under share based compensation plans	205	1,173

Net cash used in financing activities	(9,427)	(32,663)

The accompanying notes are an integral part of these financial statements.

Change in cash and cash equivalents	3,218	(39,627)
Effect of exchange rate change on cash and cash equivalents	7,894	2,333
Cash and cash equivalents at beginning of period	99,842	80,560

Cash and cash equivalents at end of period	$110,954	$43,266

Supplemental information
Interest paid	$20,329	$25,584
- thereof accreted interest paid on repayment of long-term debt	—	8,594
Interest capitalized	244	205
Income taxes paid	17,945	26,249

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. General

The Company and its Operations

Sirona Dental Systems, Inc. (“Sirona” or the “Company”) and its subsidiaries manufacture high quality, technologically advanced dental equipment and systems solutions for the global dental equipment market. We offer a broad range of products across all major segments of the dental equipment market including CEREC, CAD/CAM systems, digital and film based intra oral and panoramic imaging systems, 3D imaging systems, treatment centers and instruments. We acquired Schick Technologies, Inc. (“Schick NY”) in 2006, which further expanded our global presence and product offerings and strengthened our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 125 years. Sirona’s headquarters are located in Long Island City, New York with its primary facility located in Bensheim, Germany, as well as other support, manufacturing, assembling and sales & service facilities located elsewhere throughout the world.

Basis of Presentation

These unaudited interim condensed consolidated financial statements (“consolidated financial statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the reporting date and the reported amounts of revenues and expenses for the interim period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information not misleading. The year-end condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of March 31, 2008 and September 30, 2007 and the results of its operations and cash flows for the three months and six months ended March 31, 2008 and March 31, 2007, as applicable to interim periods have been made. The results of operations for the three months and six months ended March 31, 2008 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (FAS 160).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. This statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning October 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact FAS 161 will have on the Company’s consolidated financial statements, but it currently does not expect the effect to be material.

3. Employee Share-Based Compensation

The total stock compensation expense for the Company’s stock option plans amounted to $3,838 for the three months and $7,498 for the six months ended March 31, 2008. These expenses include the impact of the stock option grant discussed below. The total stock compensation expense for the Company’s stock option plans amounted to $3,635 for the three months and $6,711 for the six months ended March 31, 2007.

On December 11, 2007, the Company granted 500,000 stock options under the Equity Incentive Plan (the “New Plan”). The stock options vest over a period of four years and expire ten years after the date of the grant. The exercise price of such options may not be less than 100% of the fair market value of a share of the Company’s common stock as determined by the closing price on the date of the grant. The New Plan provides for granting in total up to 2,275,000 stock options to employees and received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007.

The fair values of the stock options granted under the New Plan were estimated using the Black-Scholes option pricing model and the assumptions set forth in the following table. The exercise price is equal to the fair market value of Sirona’s stock based on its closing price on the grant date. The expected volatility is determined based on the Company’s historical stock volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant and has a term equal to the expected life of the options. The expected life represents the period of time the options are expected to be outstanding based on anticipated employee exercise behavior taking into consideration historical exercise behavior. The expected dividend yield is based on the Company’s history of not paying regular dividends in the past and the Company’s current intention not to pay dividends in the foreseeable future.

Exercise price	$31.81
Expected volatility	44%
Risk-free rate	3.27%
Expected life	5 years
Expected dividends	—
Grant date fair value	$13.63

4. Comprehensive Income

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
	$’000s		$’000s
Net Income	$10,929	$350	$27,914	$2,668
Other Comprehensive Income	37,091	3,541	53,761	13,949

Total Comprehensive Income	$48,020	$3,891	$81,675	$16,617

Other comprehensive income for the three months and six months ended March 31, 2008 relates to the cumulative translation adjustment and the pension obligation adjustment. The cumulative translation adjustment includes unrealized non-cash gains on intra-group foreign currency transactions of a long-term investment nature between entities consolidated in these financial statements in the amount of $24,374 for the three months and $35,918 for the six months ended March 31, 2008. The cumulative translation adjustment resulting from the translation of the financial statements of subsidiaries with functional currencies other than the U.S. Dollar amounted to $12,677 for the three months and $17,765 for the six months ended March 31, 2008, and the pension obligation adjustment includes the amortization of actuarial gains and losses in the amount of $40 for the three month, and in the amount of $78 for the six month period ended March 31, 2008. Other comprehensive income for the three and the six months ended March 31, 2007 includes unrealized non-cash gains on intra-group foreign currency transactions of a long-term investment nature between entities consolidated in these financial statements in the amount of $2,594 for the three months and $10,670 for the six months ended March 31, 2007 and the cumulative translation adjustment resulting from the translation of the financial statements of subsidiaries with functional currencies other than the U.S. Dollar amounted to $947 for the three months and $3,279 for the six months ended March 31, 2007.

5. Inventories, Net

	March 31, 2008	September 30, 2007
	$’000s
Finished goods	$46,108	$40,000
Work in progress	16,167	13,647
Raw materials	36,163	32,136

	98,438	85,783
Inventory reserve	(13,730)	(10,949)

	$84,708	$74,834

6. Intangible Assets and Goodwill

	Gross	Accumulated amortization	Net
	$’000s
As of March 31, 2008
Patents & licenses	$165,146	$43,115	$122,031
Trademarks	148,649	178	148,471
Technologies and dealer relationships	508,670	176,605	332,065
Prepayments for intangible assets	247	—	247

	822,712	219,898	602,814
Goodwill	741,518	—	741,518

Total intangible assets	$1,564,230	$219,898	$1,344,332

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2007
Patents & licenses	$148,218	$32,183	$116,035
Trademarks	136,058	128	135,930
Technologies and dealer relationships	469,555	124,465	345,090
Prepayments for intangible assets	247	—	247

	754,078	156,776	597,302
Goodwill	677,506	—	677,506

Total intangible assets	$1,431,584	$156,776	$1,274,808

The change in the value of goodwill from September 30, 2007 to March 31, 2008 includes increases due to changes in exchange rates totaling $64,111 and decreases of $99 relating to the accounting for income tax benefits from the exercise of employee stock options.

7. Short-Term Debt and Current Portion of Long-Term Debt

Short-term debt relates to the Company’s current portion of long-term debt, other short-term debt and accrued interest on long-term debt totaling $6.3 million and $13.1 million, as of March 31, 2008 and September 30, 2007, respectively. As of September 30, 2007 short-term debt also related to the utilized portion of the Company’s revolving credit facility in the amount of Euro 7 million ($9.9 million), which was repaid in October 2007.

8. Long-Term Debt

	March 31, 2008	September 30, 2007
	$’000s
Senior term loan, Tranche A1, variable rate repayable in annual installments starting November 2009 through November 2011	150,566	153,066
Senior term loan, Tranche A2, variable rate repayable in annual installments starting November 2009 through November 2011	436,640	396,692
Other debt	2,165	1,958

	589,371	551,716
Less current portion	4,596	11,573

	$584,775	$540,143

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

Each of the senior term loans is to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. At the Company’s current leverage multiples, the new facilities bear interest at a margin of 65 basis points plus, in the case of Euro-denominated loans, EURIBOR and, in the case of other loans, LIBOR.

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

At October 1, 2007, the total amount of unrecognized tax benefits was $336. As a result of settlement of certain tax matters during the three month period ended March 31, 2008, the amount of unrecognized tax benefits was reduced by $300. As of March 31, 2008, the Company’s liability for unrecognized tax benefits was approximately $30.

With limited exception, the Company and its subsidiaries are no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities through 2004. During the quarter, the U.S. Internal Revenue Service commenced an audit of the 2005 U.S. income tax returns for a U.S. subsidiary of the Company. The Company anticipates that this audit will be completed by the third quarter of 2008.

The Company classifies interest and penalties associated with income taxes as interest and other operating expense, respectively. Amounts of interest or penalties have not been material in any period.

10. Income Per Share

The computation of basic and diluted income per share is as follows:

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
	$’000s (except for share and per share amounts)		$’000s (except for share and per share amounts)
Net income	$10,929	$350	$27,914	$2,668

Weighted average shares outstanding—basic	54,786,224	54,683,295	54,784,801	54,652,557
Dilutive effect of stock options	403,359	207,152	572,243	216,924

Weighted average shares outstanding—diluted	55,189,583	54,890,447	55,357,044	54,869,481

Income per share
Basic	$0.20	$0.01	$0.51	$0.05

Diluted	$0.20	$0.01	$0.50	$0.05

Stock options to acquire 1,186,375 and 1,146,375 shares, respectively of Sirona’s common stock that were granted in connections with the New Plan were not included in the computation of diluted earnings per share for the three and six months ended March 31, 2008 because the options underlying exercise price was greater than the average price of Sirona’s common stock for the period.

11. Product Warranty

The following table provides the changes in the product warranty accrual for the three months and the six months ended March 31, 2008 and March 31, 2007:

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
	$’000s		$’000s
Balance at beginning of the period	$13,519	$11,934	$12,547	$10,879

Accruals for warranties issued during the period	5,218	5,242	10,670	9,251
Warranty settlements made during the period	(5,492)	(4,682)	(10,413)	(8,087)
Translation adjustment	912	107	1,353	558

Balance at the end of the period	$14,157	$12,601	$14,157	$12,601

12. Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
	$’000s		$’000s
Service cost	$90	$97	$177	$192
Interest cost	677	545	1,331	1,081

Net periodic benefit cost	$767	$642	$1,508	$1,273

13. Segment Reporting

The following tables show the results of the Company’s reportable segments under the Company’s management reporting system. The segment performance measure used to monitor segment performance is gross profit excluding the impact of the acquisition of control of the Sirona business by Sirona Holdings Luxco S.C.A. (“Luxco”), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners (“MDP”), Beecken Petty O’Keefe and management of Sirona, through a leveraged buyout transaction on June 30, 2005 (the “MDP Transaction”) and the acquisition of Schick NY (the “Exchange”). This measure is considered by management to better reflect the performance of each segment as it eliminates the need to allocate centrally incurred costs and significant purchase accounting effects that the Company does not believe to be representative of the performance of the segments. Furthermore, the Company monitors performance geographically by region. As the Company manages its business on both a product and a geographical basis, U.S. GAAP requires segmental disclosure based on product information.

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
	$’000s		$’000s
Revenue external
Dental CAD/CAM Systems	$66,207	$47,196	$128,180	$99,671
Imaging Systems	60,256	52,857	128,304	111,736
Treatment Centers	39,338	29,415	83,868	69,987
Instruments	23,655	20,684	49,205	43,552

Total	$189,456	$150,152	$389,557	$324,946

Revenue internal
Dental CAD/CAM Systems	$—	$—	$—	$—
Imaging Systems	38	22	58	74
Treatment Centers	5	4	9	6
Instruments	2,628	2,487	5,458	5,977
Intercompany elimination	(2,671)	(2,513)	(5,525)	(6,057)

Total	$—	$—	$—	$—

Revenue total
Dental CAD/CAM Systems	$66,207	$47,196	$128,180	$99,671
Imaging Systems	60,294	52,879	128,362	111,810
Treatment Centers	39,343	29,419	83,877	69,993
Instruments	26,283	23,171	54,663	49,529

Total	$192,127	$152,665	$395,082	$331,003

Segment performance measure
Dental CAD/CAM Systems	$43,553	$32,836	$84,746	$71,357
Imaging Systems	35,961	31,563	76,900	66,403
Treatment Centers	15,184	11,320	34,162	28,199
Instruments	10,559	9,580	22,302	20,627

Total	$105,257	$85,299	$218,110	$186,586

Depreciation and amortization expense
Dental CAD/CAM Systems	$927	$264	$1,935	$843
Imaging Systems	1,361	885	2,561	1,921
Treatment Centers	828	497	1,522	1,142
Instruments	962	461	1,832	1,160

Total	$4,078	$2,107	$7,850	$5,066

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table provides a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three month and six month periods ended March 31, 2008 and 2007 are due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe they are representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate the amounts of transactions with unrelated third parties.

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
	$’000s		$’000s
Revenue
Total segments (external)	$189,456	$150,152	$389,557	$324,946
Electronic center and corporate	5	16	10	21

Consolidated revenue	189,461	150,168	389,567	324,967

Depreciation and amortization
Total segments	4,078	2,107	7,850	5,066
Electronic center and corporate	710	535	1,397	896
Differences management reporting vs. U.S. GAAP	22,237	18,608	43,899	38,859

Consolidated depreciation and amortization	27,025	21,250	53,146	44,821

Segment performance measure
Total segments	105,257	85,299	218,110	186,586
Electronic center and corporate	2,300	1,048	4,438	1,892
Differences management reporting vs. U.S. GAAP	(21,182)	(15,801)	(41,804)	(33,860)

Consolidated gross profit	86,375	70,546	180,744	154,618
Selling, general and administrative expense	60,590	52,877	116,476	100,378
Research and development	11,967	12,054	25,675	22,334
Provision for doubtful accounts and notes receivable	140	(68)	197	233
Net other operating (income)/loss	(2,500)	122	(5,000)	(28)
Foreign currency transactions (gain), net	(9,039)	(1,889)	(14,925)	(8,955)
Loss on derivative instruments	2,995	911	5,213	420
Interest expense, net	6,655	6,207	13,401	15,166
Loss on debt extinguishment	—	—	—	21,145
Other expense	305	—	305	—

Income before income taxes and minority interest	$15,262	$332	$39,402	$3,925

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant Factors that Affect Sirona’s Results of Operations

Increased Focus on Sirona’s Position in the U.S. Market and Further Global Expansion

The U.S. market is the largest individual market for Sirona. Over the last three fiscal years, bolstered by the Exchange in 2006, Sirona experienced strong revenue growth in the U.S. market, with revenue increasing on average by 35% annually. Several products have generated significant interest in the U.S. market, including, but not limited to, CEREC, Schick imaging products, GALILEOS, the ORTHOPHOS XG line, inLab, inEos, electrical handpieces and SIROlaser.

Sirona works together with large distributors in the U.S. market, including Patterson Dental and Henry Schein, which accounted for 29% and 16%, respectively, of Sirona’s global revenues for the six month period ended March 31, 2008. The relationship with Henry Schein was expanded beyond the European markets to the United States in January 2005. Patterson Dental made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive right to distribute for CEREC CAD/CAM products in the United States and Canada until 2017. The amount Sirona received was recorded as deferred revenue and has been recognized as other operating income on a straight-line basis since October 1, 2007.

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

Transactions Accounted for as Business Combinations

The MDP Transaction and the Exchange were accounted for as business combinations and are described in detail in the Company’s Annual Reports on Form 10-K for fiscal years 2007 and 2006.

As a result of these transactions, Sirona’s cost of goods sold and SG&A expense have been and will continue to be materially affected by (i) higher depreciation and amortization costs arising from the step-up of Sirona’s assets and liabilities to fair value; and (ii) accounting for the Company’s stock option plan. Taxes, interest and net income have also been and will continue to be substantially impacted by the structural changes resulting from these business combinations.

In-process research and development (“IPR&D”) projects acquired in connection with the Exchange and the MDP Transaction, with fair values of $6.0 million and $33.8 million, respectively, were appraised and charged to the income statement at the respective dates of acquisition. The projects primarily related to (i) 3D-Imaging, (ii) enhancements to the CAD/CAM system’s hardware and software, (iii) the new treatment center platform and (iv) intra-oral digital imaging. The fair value of $6.0 million in connection with the Exchange related primarily to intra-oral digital imaging projects. As of March 31, 2008, the 3D-Imaging and the majority of the CAD/CAM system’s enhancements have been completed.

The remaining estimated costs to complete the significant projects at March 31, 2008 were (i) $0.4 million for an outstanding enhancement to the CAD/CAM system, (ii) $3.8 million for the new treatment center platform, and (iii) $0.3 million for the intra-oral digital imaging projects. The estimated percentages of completion of the significant projects as of March 31, 2008 were (i) 83%, (ii) 84% and (iii) 90%, respectively.

As of March 31, 2008, (i) the project for enhancements to the CAD/CAM system’s hardware and software was well into the product development phase, with the remaining steps prior to the project release phase being beta testing and regulatory approvals; (ii) the new treatment center platform was in the product development phase with the remaining steps prior to the product release phase being beta testing and regulatory approvals; and (iii) the intra-oral digital imaging projects were close to completion as specified prior to the Exchange.

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

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. For the six months ended March 31, 2008, approximately 53% of Sirona’s revenue and approximately 77% of its expenses were denominated in Euro. During the periods under review, the U.S. dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2006 and March 31, 2008, the U.S. dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of 1.2515 to a high of 1.5828. As of March 31, 2008 and September 30, 2007 the U.S. dollar/Euro exchange rates were 1.5810 and 1.4187, respectively. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of March 31, 2008, these contracts had notional amounts totaling $50.15 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. dollar could materially affect Sirona’s results of operations.

Certain revenue information under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. dollar/Euro average foreign exchange rate for the current period. The exchange rates used in converting Euro denominated revenues into U.S. $ in the Company’s financial statements prepared in accordance with U.S. GAAP were: $1.49777 and $1.31044 for the three months ended March 31, 2008 and 2007, respectively, and $1.47258 and $1.29929 for the six months ended March 31, 2008 and 2007, respectively.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue for the three months ended March 31, 2008 was $189.5 million, an increase of $39.3 million, or 26.2%, as compared with the three months ended March 31, 2007. On a constant currency basis, adjusting for the fluctuations in the U.S. dollar/Euro exchange rate, total revenue increased by 15.4%. Growth rates were 40.3% (up 31.8% on a constant currency basis) for the CAD/CAM Systems segment, 33.7% (up 17.4% on a constant currency basis) for the Treatment Center segment, 14.4% (up 0.9% on a constant currency basis) for the Instruments segment and 14.0% (up 5.8% on a constant currency basis) for the Imaging Systems segment.

The strong Dental CAD/CAM Systems segment revenue growth was impacted by our new MC XL milling machine, which continues to be well received in the marketplace and has become the preferred choice of dentists as their milling device. All regions show double-digit growth rates. The trade-in program we implemented for existing CEREC users in the fourth quarter of fiscal year 2007 continued to contribute positively to our revenue development.

The Treatment Center segment development was particularly driven by project business in the Middle East and strong sales in Germany.

The Instruments segment revenue was positively impacted by strong sales in France and Germany.

The Imaging Systems segment development was mainly attributable to the continued adoption of digital radiography.

Revenue in the United States for the three months ended March 31, 2008 increased by 7.4% compared with the same period last year driven by the CAD/CAM Systems segment.

Revenue growth in the rest of the world was 36.1%. On a constant currency basis, adjusting for the fluctuations in the U.S. dollar/Euro exchange rate, revenue in the rest of the world increased by 19.1%. The revenue growth in the rest of the world was primarily due to Sirona’s expanded presence in Italy, Japan and Australia as well as strong sales in Germany, Canada and South Korea.

Cost of Sales

Cost of sales for the three months ended March 31, 2008 was $103.1 million, an increase of $23.5 million, or 29.5%, as compared with the three months ended March 31, 2007. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $21.2 million as well as non-cash option expense of $0.2 million for the three months ended March 31, 2008, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $17.7 million and non-cash option expense of $0.3 million for the three months ended March 31, 2007. The quarter-over-quarter increase in amortization and depreciation expense mainly resulted from variations in the U.S. dollar / Euro exchange rate. Excluding these amounts, costs of sales as a percentage of revenue increased to 43.1% for the three months ended March 31, 2008 compared with 41.0% for the three months ended March 31, 2007 and gross profit as a percentage of revenue decreased by 2.1 percentage points to 56.9% from 59.0%.

Gross profit margins continued to be negatively impacted by variations in the U.S. dollar/Euro rate, as most of the expenses are denominated in Euro; the trade-in-program for the MC XL milling unit; and by multi-unit contract sales in emerging markets in the Instruments segment. The gross profit margins for the Treatment Center and the Imaging Systems segments were at the prior year’s level.

Selling, General and Administrative

For the three months ended March 31, 2008, SG&A expense was $60.6 million, an increase of $7.7 million, or 14.6%, as compared with the three months ended March 31, 2007. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $1.1 million as well as non-cash option expense in the amount of $3.5 million for the three months ended March 31, 2008, compared with $1.1 million and $2.9 million, respectively, for the three months ended March 31, 2007. Excluding these amounts, as a percentage of revenue, SG&A expense decreased to 29.6% for the three months ended March 31, 2008 as compared with 32.6% for the three months ended March 31, 2007. The decrease as a percentage of sales was primarily due to the positive revenue development. The increase of the absolute SG&A expense was mainly driven by variations in the U.S. dollar/Euro exchange rates as most of the expenses were denominated in Euro, expenses associated with the growth in revenue and with Sirona’s expanded presence in selected markets, including Italy and Japan.

Research and Development

R&D expense for the three months ended March 31, 2008 was $12.0 million, a decrease of $0.1million, or 0.7%, as compared with the three months ended March 31, 2007. R&D expense included non-cash stock option expense in the amount of $0.2 million for the three months ended March 31, 2008, compared with $0.4 million for the three months ended March 31, 2007. Excluding these amounts, as a percentage of revenue, R&D expense decreased to 6.2% for the three months ended March 31, 2008, compared with 7.7% for the three months ended March 31, 2007. The decrease as a percentage of sales was due to the positive revenue development.

Gain on Foreign Currency Transactions

Gain on foreign currency transactions for the three months ended March 31, 2008 amounted to $9.0 million compared to a gain of $1.9 million for the three months ended March 31, 2007. For the three months ended March 31, 2008 the gain included an unrealized non-cash foreign currency gain of $6.7 million on the U.S. dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on U.S. dollar denominated short-term intra-group loans to European entities of $4.4 million. For the three months ended March 31, 2007 the gain included an unrealized non-cash foreign currency gain of $0.9 million on the U.S. dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on U.S. dollar denominated short term intra-group loans to German entities of $0.8 million.

Loss/(Gain) on Derivative Instruments

Loss on derivative instruments for the three months ended March 31, 2008 amounted to $3.0 million compared to a loss of $0.9 million for the three months ended March 31, 2007. For the three months ended March 31, 2008 the loss included an unrealized non-cash loss of $4.7 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $1.7 million. The loss for the three months ended March 31, 2007 included an unrealized non-cash loss of $0.7 million on interest swaps, as well as a non-cash loss on foreign currency hedges of $0.2 million.

Interest Expense

Net interest expense for the three months ended March 31, 2008 was $6.7 million, compared to $6.2 million for the three months ended March 31, 2007. This increase mainly resulted from variations in the U.S. dollar/Euro exchange rate.

Income Tax Provision

The income tax provision for the three months ended March 31, 2008 was $4.6 million, compared to $0.1 million for the three months ended March 31, 2007. For fiscal year 2008, an estimated effective tax rate of 30% has been applied, which is positively impacted by a lower German tax rate and tax planning initiatives. This compares to an effective tax rate of 35% for fiscal year 2007.

Net Income

Sirona’s net income for the three months ended March 31, 2008 was $10.9 million, an increase of $10.6 million, as compared with the three months ended March 31, 2007. For the three months ended March 31, 2008, amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to the Exchange and the MDP Transaction amounted to $22.3 million ($15.6 million net of tax). Furthermore, unrealized, non-cash foreign currency gains on the deferred income from the Patterson exclusivity payment and on short-term intra-group loans amounted to $11.1 million ($7.8 million net of tax) and option expense was $3.8 million ($2.7 million net of tax). Sirona’s net income for the three month period ended March 31, 2008 was also impacted by the reduction of the estimated tax rate for fiscal year 2008 to 30% compared to an estimated tax rate of 35% for fiscal year 2007. Excluding these items, net income increased due to higher revenue, partially offset by higher SG&A.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Revenue for the six months ended March 31, 2008 was $389.6 million, an increase of $64.6 million, or 19.9%, as compared with the six months ended March 31, 2007. On a constant currency basis, adjusting for the fluctuations in the U.S. dollar/Euro exchange rate, total revenue increased by 10.3%. Growth rates were 28.6% (up 20.9% on a constant currency basis) for the CAD/CAM Systems segment, 19.8% (up 6.1% on a constant currency basis) for the Treatment Center segment, 14.8% (up 7.8% on a constant currency basis) for the Imaging Systems segment and 13.0% (up 0.7% on a constant currency basis) for the Instruments segment.

The strong Dental CAD/CAM Systems segment revenue growth was positively impacted by our new MC XL milling machine, which continues to be well received in the marketplace. All regions show double-digit revenue growth. The trade-in program we implemented for existing CEREC users in the fourth quarter of fiscal year 2007 contributed positively to our revenue development.

The Treatment Center segment revenue development was particularly impacted by Sirona’s expanded presence in Japan and Italy.

The Imaging Systems segment development was attributable to the continued adoption of digital radiography and sales of the 3D digital panoramic imaging unit GALILEOS. While sales of GALILEOS contributed to the increase, the industry is tracking slower than expected, as new 3D product offerings continue to cause the dentists to take longer to evaluate their options.

The Instruments segment revenue was impacted by a positive development in France.

Revenue in the United States for the six months ended March 31, 2008 increased by 5.5% compared with the same period last year driven by the CAD/CAM Systems segment.

Revenue growth in the rest of the world was 27.7%. On a constant currency basis, adjusting for the fluctuations in the U.S. dollar/Euro exchange rate, revenue in the rest of the world increased by 12.6%. The revenue growth in the rest of the world was primarily due to Sirona’s expanded presence in Italy, Japan and Australia as well as strong sales in Germany, South Korea and Canada.

Cost of Sales

Cost of sales for the six months ended March 31, 2008 was $208.8 million, an increase of $38.5 million, or 22.6%, as compared with the six months ended March 31, 2007. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $41.8 million as well as non-cash option expense of $0.4 million for the six months ended March 31, 2008, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $36.9 million and non-cash option expense of $0.4 million for the six months ended March 31, 2007. The increase in amortization and depreciation expense mainly resulted from variations in the U.S. dollar / Euro exchange rate. Excluding these amounts, costs of sales as a percentage of revenue increased to 42.8% for the six months ended March 31, 2008 compared with 40.9% for the six months ended March 31, 2007 and gross profit as a percentage of revenue decreased by 1.9 percentage points to 57.2% from 59.1%.

Gross profit margins were negatively impacted by variations in the U.S. dollar/Euro rate as most of the expenses are denominated in Euro, the trade-in-program for the MC XL milling unit as well as by multi-unit contract sales in emerging markets in the Instruments segment. The gross profit margin for the Treatment Center and the Imaging Systems segments were at the prior year’s level,

Selling, General and Administrative

For the six months ended March 31, 2008, SG&A expense was $116.5 million, an increase of $16.1 million, or 16.0%, as compared with the six months ended March 31, 2007. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $2.1 million as well as non-cash option expense in the amount of $6.6 million for the six months ended March 31, 2008, compared with $1.9 million and $5.8 million, respectively, for the six months ended March 31, 2007. Excluding these amounts, as a percentage of revenue, SG&A expense decreased to 27.7% for the six months ended March 31, 2008 as compared with 28.5% for the six months ended March 31, 2007. The decrease as a percentage of sales was primarily due to the positive revenue development. The increase of the absolute SG&A expense was mainly driven by variations in the U.S. dollar/Euro exchange rates as most of the expenses were denominated in Euro, expenses associated with the growth in revenue and with Sirona’s expanded presence in selected markets, including Italy and Japan.

Research and Development

R&D expense for the six months ended March 31, 2008 was $25.7 million, an increase of $3.3 million, or 15.0%, as compared with the six months ended March 31, 2007. R&D expense included non-cash stock option expense in the amount of $0.5 million for the six months ended March 31, 2008 as well as for the six months ended March 31, 2007.

Excluding these amounts, as a percentage of revenue, R&D expense decreased to 6.5% for the six months ended March 31, 2008, compared with 6.7% for the six months ended March 31, 2007. The decrease as a percentage of sales was primarily due to the positive revenue development. The increase of the absolute R&D expense was primarily driven by variations in the U.S. dollar/Euro exchange rates as most of the expenses were denominated in Euro.

Gain on Foreign Currency Transactions

Gain on foreign currency transactions for the six months ended March 31, 2008 amounted to $14.9 million compared to a gain of $9.0 million for the six months ended March 31, 2007. For the six months ended March 31, 2008 the gain included an unrealized non-cash foreign currency gain of $10.4 million on the U.S. dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on U.S. dollar denominated short-term intra-group loans to European entities of $6.5 million. For the six months ended March 31, 2007 the gain included foreign currency gains upon the repayment of the U.S. dollar denominated bank debt of $3.9 million, an unrealized non-cash foreign currency gain of $4.9 million on the U.S. dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on the U.S. dollar denominated bank loans and short term intra-group loans to German entities of $1.4 million.

Loss/(Gain) on Derivative Instruments

Loss on derivative instruments for the six months ended March 31, 2008 amounted to $5.2 million compared to a loss of $0.4 million for the six months ended March 31, 2007. For the six months ended March 31, 2008 the loss included an unrealized non-cash loss of $6.3 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $1.1 million. The loss for the six months ended March 31, 2007 included an unrealized non-cash loss of $0.9 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $0.5 million.

Interest Expense

Net interest expense for the six months ended March 31, 2008 was $13.4 million, compared to $15.2 million for the six months ended March 31, 2007. This decrease was primarily due to the Company’s refinancing of its previous credit facilities on November 24, 2006 on more favorable terms, partially offset by foreign currency translation effects.

Income Tax Provision

The income tax provision for the six months ended March 31, 2008 was $11.8 million, compared to $1.4 million for the six months ended March 31, 2007. For fiscal year 2008, an estimated effective tax rate of 30% has been applied, which is positively impacted by a lower German tax rate and tax planning initiatives. This compares to an effective tax rate of 35% for fiscal year 2007.

Net Income

Sirona’s net income for the six months ended March 31, 2008 was $27.9 million, an increase of $25.2 million, as compared with the six months ended March 31, 2007. For the six months ended March 31, 2008, amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to the Exchange and the MDP Transaction amounted to $43.9 million ($30.7 million net of tax). Furthermore, unrealized, non-cash foreign currency gains on the deferred income from the Patterson exclusivity payment and on short-term intra-group loans amounted to $16.9 million ($11.8 million net of tax) and option expense was $7.5 million ($5.2 million net of tax). Sirona’s net income for the six month period ended March 31, 2008 was also impacted by the reduction of the estimated tax rate for fiscal year 2008 to 30% compared to an estimated tax rate of 35% for fiscal year 2007. Excluding these items, net income increased due to higher revenue, partially offset by higher SG&A and R&D expenses.

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

	Six months ended
	March 31, 2008	March 31, 2007
	$’000s
Net cash provided by operating activities	$29,559	$2,606
Net cash used in investing activities	(16,914)	(9,570)
Net cash used in financing activities	(9,427)	(32,663)

Increase/(decrease) in cash during the period	$3,218	$(39,627)

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $29.6 million for the six months ended March 31, 2008 compared to $2.6 million for the six months ended March 31, 2007. The primary contributing factors to the increase in cash provided by operating activities were an increase in net income as well as lower tax and interest payments by $13.6 million.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures, financial investments and long-lived asset disposals. The primary contributors to the investing cash outflow in the periods presented are capital expenditures in the course of normal operating activities.

Net Cash Used in Financing Activities

Net cash used in financing activities was $9.4 million for the six months ended March 31, 2008, compared to $32.7 million for the six months ended March 31, 2007. Net cash used in financing activities in the six months ended March 31, 2008 relates to the repayment of the utilized portion of the Company’s revolving credit facility. Cash used in financing activities in the six month period ended March 31, 2007 reflected the refinancing of the Company’s prior credit facilities as of November 24, 2006.

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

Other Financial Data

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
	$’000s		$’000s
Net income	$10,929	$350	$27,914	$2,668
Net interest expense	6,655	6,207	13,401	15,166
Provision for income taxes	4,579	125	11,821	1,374
Depreciation	4,236	2,109	8,029	5,732
Amortization	22,789	19,141	45,118	39,089

EBITDA	$49,188	$27,932	$106,283	$64,029

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

In addition to EBITDA, the accompanying financial tables below also set forth certain supplementary information that Sirona believes is useful for investors in evaluating Sirona’s underlying operations. This supplemental information includes gains/losses recorded in the periods presented which relate to the early extinguishment of debt, share based compensation, revaluation of dollar-denominated exclusivity payment and borrowings where the functional currency is Euro, and the Exchange. Sirona’s management believes that these items are either nonrecurring or noncash in nature, and should be considered by investors in assessing Sirona’s financial condition, operating performance and underlying strength.

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

Supplemental Information

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
	$’000s		$’000s
Loss on debt extinguishment	$—	$—	$—	$21,145
Share-based compensation	3,838	3,635	7,498	6,711
Unrealized, non-cash (gain) on revaluation of the carrying value of the $-denominated exclusivity fee	(6,734)	(912)	(10,365)	(4,866)
Foreign currency exchange (gain) on the early extinguishment of $-denominated bank debt	—	—	—	(3,885)
Unrealized, non-cash (gain) on revaluation of the carrying value of short-term intra-group loans	(4,419)	(762)	(6,529)	(1,353)

	$(7,315)	$1,961	$(9,396)	$17,752

Recently Issued Accounting Pronouncements-

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2008. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item IA of its 2007 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its 2007 Annual Meeting of Stockholders (the “Annual Meeting”) on February 26, 2008.

(b)	The following matter concerning the election of Directors was voted upon at the Annual Meeting with the accompanying results:

Election of Directors:

	Number of Votes For	Number of Votes Withheld
William K. Hood (New term expires in 2010)	51,785,288	221,290
Harry M. Jansen Kraemer, Jr. (New term expires in 2010)	49,104,674	2,901,904
Jeffery T. Slovin (New term expires in 2010)	49,244,626	2,761,952

The terms of the other Directors of the Company continued after the meeting, as follows: Simone Blank, Timothy D. Sheehan and Timothy D. Sullivan serve in the class whose term expires at the Annual Meeting of Stockholders for the fiscal year ending in 2009 and Nicholas W. Alexos, David K. Beecken, Jost Fischer and Arthur D. Kowaloff serve in the class whose term expires at the Annual Meeting of Stockholders for the fiscal year ending in 2008. Upon the expiration of the term of a class of Directors, the members of such class will be elected for three-year terms at the Annual Meeting of Stockholders at which such expiration occurs.

(c)	The following additional matters were voted upon at the Annual Meeting held on February 26, 2008 with the following results:

1.	Ratification of the selection of KPMG Deutsche Treuhand-Gesellschaft, Aktiengesellschaft, Wirtschaftspruefungsgesellschaft, Germany as the Company’s independent auditor for the fiscal year ending September 30, 2008:

Number of votes for: 51,967,372
Number of votes against: 27,814
Number of abstentions: 11,391

(d)	Not Applicable.

ITEM 5.	OTHER INFORMATION

On May 8, 2008, the board of directors of the Company approved the Company’s 2008 Executive Bonus Plan (the “Plan”). Jost Fischer, Simone Blank, Jeffrey Slovin and Theo Haar have been selected to participate in the Plan. This Plan replaces the cash bonus component of total compensation used in prior years for its participants, such as the Company’s EVA Plan or such participant’s employment agreement with the Company.

The Plan provides for the award of cash bonuses to our named executive officers based upon the Company’s financial performance. Performance measures include a revenue measure and two earnings measures, which are adjusted net income and adjusted EBITDA. The revenue measure is weighted 25% while the earnings measures are together weighted 75% in determining the bonus earned. The participants are awarded 100% of target bonus at target Company performance. Participants may earn no more than 200% of their target bonus under the Plan. Payment is made within 10 days after the Committee has determined the amount earned based upon the Company’s audited financial statements.

This summary description is qualified in its entirety by reference to the Company’s Executive Bonus Plan, which is filed as an exhibit to this quarterly report on Form 10-Q and is incorporated herein by reference.

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title
10.1	Sirona Dental Systems, Inc. 2008 Executive Bonus Plan.

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2008

Sirona Dental Systems, Inc.

By:	/s/ Simone Blank
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)