Form 10-Q
period 2008-06-30
SIRONA DENTAL SYSTEMS, INC.
filed 2008-08-06
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended June 30, 2008

or

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☑

As of July 31, 2008, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,821,221.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2008

PART I	FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	September 30, 2007
	(unaudited)
	$'000s (except per share amounts)
ASSETS

Current assets
Cash and cash equivalents	$122,826	$99,842
Restricted cash	1,015	908
Accounts receivable, net of allowance for doubtful accounts of $1,819 and $1,475, respectively	102,386	87,074
Inventories, net	88,161	74,834
Deferred tax assets	11,995	9,040
Prepaid expenses and other current assets	22,509	18,801
Income tax receivable	1,859	3,758

Total current assets	350,751	294,257
Property, plant and equipment, net of accumulated depreciation and amortization of $48,470 and $31,037, respectively	104,794	80,523
Goodwill	740,700	677,506
Investments	1,419	1,254
Intangible assets, net of accumulated amortization of $243,437 and $156,776, respectively	578,481	597,302
Other non-current assets	4,263	4,407
Deferred tax assets	2,403	2,494

Total assets	$1,782,811	$1,657,743

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$42,485	$46,190
Short-term debt and current portion of long-term debt	6,475	23,041
Income taxes payable	573	5,543
Deferred tax liabilities	2,567	3,264
Accrued liabilities and deferred income	86,950	84,348

Total current liabilities	139,050	162,386
Long-term debt	584,225	540,143
Deferred tax liabilities	197,059	192,808
Other non-current liabilities	13,702	13,406
Pension related provisions	56,228	49,450
Deferred income	82,500	90,000

Total liabilities	1,072,764	1,048,193

Minority interest	504	484

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 95,000,000 shares authorized; 54,816,221 and 54,765,285 shares issued and outstanding, respectively)	548	548
Additional paid-in capital	615,959	603,570
Excess of purchase price over predecessor basis	(49,103)	(49,103)
Retained earnings	43,687	9,063
Accumulated other comprehensive income	98,452	44,988

Total shareholders’ equity	709,543	609,066

Total liabilities, minority interest and shareholders' equity	$1,782,811	$1,657,743

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
	$'000s (except per share amounts)		$'000s (except per share amounts)
Revenue	$186,938	$157,041	$576,505	$482,008
Cost of sales	103,463	89,893	312,286	260,242

Gross profit	83,475	67,148	264,219	221,766

Selling, general and administrative expense	63,762	49,633	180,238	150,011
Research and development	11,829	11,811	37,504	34,145
Provision for doubtful accounts and notes receivable	158	96	355	329
Net other operating (income)/loss	(2,500)	130	(7,500)	102

Operating income	10,226	5,478	53,622	37,179

Foreign currency transactions gain, net	(307)	(857)	(15,232)	(9,812)
Gain on derivative instruments	(6,149)	(2,636)	(936)	(2,216)
Interest expense, net	6,645	5,769	20,046	20,935
Loss on debt extinguishment	—	—	—	21,145
Other expense	—	—	305	—

Income before taxes and minority interest	10,037	3,202	49,439	7,127
Income tax provision	3,011	1,121	14,832	2,495
Minority interest	316	100	(17)	(17)

Net income	$6,710	$1,981	$34,624	$4,649

Income per share
- Basic	$0.12	$0.04	$0.63	$0.09

- Diluted	$0.12	$0.04	$0.63	$0.08

Weighted average shares—basic	54,804,720	54,746,515	54,785,915	54,683,876

Weighted average shares—diluted	55,287,922	54,880,563	55,278,246	54,843,488

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2008	2007
	$’000s
Cash flows from operating activities
Net income	$34,624	$4,649

Adjustments to reconcile net income to net cash used in operating activities
Minority interest	(32)	(20)
Depreciation and amortization	79,320	68,583
Loss on disposal of property, plant and equipment	42	97
Gain on derivative instruments	(936)	(2,216)
Gain on foreign currency transactions	(15,232)	(9,812)
Accreted interest on long-term debt	(7,303)	5,350
Deferred income taxes	(14,451)	(25,494)
Amortization of debt issuance cost	955	2,916
Loss on debt extinguishment	—	19,964
Compensation expense from stock options	11,466	10,598

Changes in assets and liabilities
Accounts receivable	(7,301)	(13,944)
Inventories	(6,619)	(12,989)
Prepaid expenses and other current assets	3,251	6,293
Restricted cash	(9)	(37)
Other non-current assets	437	(4,866)
Trade accounts payable	(13,054)	(78)
Accrued liabilities and deferred income	(11,926)	(6,396)
Other non-current liabilities	223	(4,713)
Income taxes receivable	2,130	(1,645)
Income taxes payable	(4,643)	(6,881)

Net cash provided by operating activities	50,942	29,359

Cash flows from investing activities
Investment in property, plant and equipment	(26,974)	(16,870)
Proceeds from sale of property, plant and equipment	111	471
Purchase of intangible assets	(343)	(97)
Purchase of long-term investments	(165)	(402)
Acquisition of businesses, net of cash acquired	—	(5,573)

Net cash used in investing activities	(27,371)	(22,471)

Cash flows from financing activities
Repayments of long-term debt	(10,121)	(559,294)
Proceeds from borrowings	—	529,747
Debt issuance cost	—	(5,419)
Common shares issued under share based compensation plans	724	1,308
Tax effect of common shares exercised under share based compensation plans	178	1,373

Net cash used in financing activities	(9,219)	(32,285)
Change in cash and cash equivalents	14,352	(25,397)
Effect of exchange rate change on cash and cash equivalents	8,632	3,327
Cash and cash equivalents at beginning of period	99,842	80,561

Cash and cash equivalents at end of period	$122,826	$58,491

The accompanying notes are an integral part of these financial statements.

Supplemental information
Interest paid	$26,511	$30,385
- thereof accreted interest paid on repayment of long-term debt	—	8,594
Interest capitalized	434	242
Income taxes paid	31,098	33,102
Acquisition of businesses, net of cash acquired
Current assets	$—	$2,920
Property, plant and equipment	—	129
Goodwill, licenses and other non-current assets	—	6,679
Current liabilities	—	(3,992)
Non-current liabilities	—	(163)

	$—	$5,573

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. General

The Company and its Operations

Sirona Dental Systems, Inc. (“Sirona”, “Company”, “we”, “us” or “our”) and its subsidiaries manufacture high quality, technologically advanced dental equipment and systems solutions for the global dental equipment market. We offer a broad range of products across all major segments of the dental equipment market including CEREC, CAD/CAM systems, digital and film based intra oral and panoramic imaging systems, treatment centers and instruments. We acquired Schick Technologies, Inc. in 2006, which further expanded our global presence and product offerings and strengthened our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 125 years. Sirona’s headquarters are located in Long Island City, New York with its primary facility located in Bensheim, Germany, as well as other support, manufacturing, assembling and sales and service facilities located elsewhere throughout the world.

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

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of June 30, 2008 and September 30, 2007, the result of operations for the three months and nine months ended June 30, 2008 and June 30, 2007 and the cash flows for the nine months ended June 30, 2008 and June 30, 2007, as applicable to interim periods have been made. The results of operations for the three months and nine months ended June 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

2. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For financial instruments and certain nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis at least annually, SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. For all other nonfinancial assets and liabilities the effective date of SFAS 157 has been delayed to the first fiscal year beginning after November 15, 2008. The Company is still determining the effect SFAS 157 will have on its consolidated financial statements, but it currently does not expect the effect to be material.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement-amendments of ARB No. 51.” FAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. This statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning October 1, 2009.

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

3. Employee Share-Based Compensation

The total stock compensation expense for the Company’s stock option plans amounted to $3,968 and $3,886 for the three months ended June 30, 2008 and 2007, respectively, and $11,466 and $10,598 for the nine months ended June 30, 2008 and 2007, respectively. These expenses include the impact of the stock option grant discussed below.

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

On May 12, 2008, the Company granted 60,000 stock options under the Equity Incentive Plan (the “New Plan”) to outside members of the Board of Directors. The stock options vest over a period of three years and expire ten years after the date of the grant. The exercise price of such options may not be less than 100% of the fair market value of a share of the Company’s common stock as determined by the closing price as of the date of the grant.

	May 2008-Grant	December 2007-Grant
Exercise price	$27.00	$31.81
Expected volatility	44%	44%
Risk-free rate	3.30%	3.27%
Expected life	5 years	5 years
Expected dividends	—	—
Grant date fair value	$11.59	$13.63

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

4. Comprehensive Income

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
	$’000s		$’000s
Net Income	$6,710	$1,981	$34,624	$4,649
Other Comprehensive Income	(297)	5,559	53,464	19,504

Total Comprehensive Income	$6,413	$7,540	$88,088	$24,153

Other comprehensive income for the three months and nine months ended June 30, 2008 relates to the cumulative translation adjustment and the pension obligation adjustment. The cumulative translation adjustment includes unrealized non-cash gains on intra-group foreign currency transactions of a long-term investment nature between entities consolidated in these financial statements in the amount of $(380) for the three months and $35,538 for the nine months ended June 30, 2008. The cumulative translation adjustment resulting from the translation of the financial statements of subsidiaries with functional currencies other than the U.S. Dollar amounted to $42 for the three months and $17,807 for the nine months ended June 30, 2008, and the pension obligation adjustment includes the amortization of actuarial gains and losses in the amount of $41 for the three month, and in the amount of $119 for the nine month period ended June 30, 2008.

Other comprehensive income for the three and the nine months ended June 30, 2007 includes unrealized non-cash gains on intra-group foreign currency transactions of a long-term investment nature between entities consolidated in these financial statements in the amount of $4,244 for the three months and $14,914 for the nine months ended June 30, 2007 and the cumulative translation adjustment resulting from the translation of the financial statements of subsidiaries with functional currencies other than the U.S. Dollar amounted to $1,315 for the three months and $4,590 for the nine months ended June 30, 2007.

5. Inventories, Net

	June 30, 2008	September 30, 2007
	$’000s
Finished goods	$48,850	$40,000
Work in progress	16,563	13,647
Raw materials	36,510	32,136

	101,923	85,783
Inventory reserve	(13,762)	(10,949)

	$88,161	$74,834

6. Intangible Assets and Goodwill

	Gross	Accumulated amortization	Net
	$’000s
As of June 30, 2008
Patents and licenses	$165,023	$46,618	$118,405
Trademarks	148,494	203	148,291
Technologies and dealer relationships	508,154	196,616	311,538
Prepayments for intangible assets	247	—	247

	821,918	243,437	578,481
Goodwill	740,700	—	740,700

Total intangible assets	$1,562,618	$243,437	$1,319,181

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2007
Patents and licenses	$148,218	$32,183	$116,035
Trademarks	136,058	128	135,930
Technologies and dealer relationships	469,555	124,465	345,090
Prepayments for intangible assets	247	—	247

	754,078	156,776	597,302
Goodwill	677,506	—	677,506

Total intangible assets	$1,431,584	$156,776	$1,274,808

The change in the value of goodwill from September 30, 2007 to June 30, 2008 includes changes in exchange rates totaling $63,321 and $(127) relating to the accounting for income tax benefits from the exercise of employee stock options.

7. Short-Term Debt and Current Portion of Long-Term Debt

Short-term debt relates to the Company’s current portion of long-term debt, other short-term debt and accrued interest on long-term debt totaling $6.5 million and $13.1 million, as of June 30, 2008 and September 30, 2007, respectively. As of September 30, 2007 short-term debt also related to the utilized portion of the company’s revolving credit facility amounting to Euro 7 million ($9.9 million), which was repaid in October 2007.

8. Long-Term Debt

	June 30, 2008	September 30, 2007
	$’000s
Senior term loan, Tranche A1, variable rate repayable in annual installments starting November 2009 through November 2011	150,784	153,066
Senior term loan, Tranche A2, variable rate repayable in annual installments starting November 2009 through November 2011	436,097	396,692
Other debt	2,138	1,958

	589,019	551,716
Less current portion	4,794	11,573

	$584,225	$540,143

Senior Term Loans

On November 22, 2006, Sirona Dental Systems, Inc. entered into a senior credit facility (the “Senior Facilities Agreement”) as original guarantor, with Schick Technologies, Inc. (“Schick NY”), a wholly owned subsidiary of Sirona, as original borrower and original guarantor, with Sirona Dental Systems GmbH, as original borrower and original guarantor, with Sirona Dental Services GmbH, as original borrower and original guarantor and with Sirona Dental Systems LLC, Sirona Holding GmbH and with Sirona Immobilien GmbH as original guarantors. Initial borrowings under the Senior Facilities Agreement plus excess cash were used to retire the outstanding borrowings under the Company’s previous credit facilities.

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

Each of the senior term loans are to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. At the Company’s current leverage multiples, the facilities bear interest at a margin of 65 basis points plus, in the case of Euro-denominated loans, EURIBOR and, in the case of other loans, LIBOR.

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

Debt issuance costs of $5.6 million were incurred in relation to the financing in November 2006 and were capitalized as deferred charges and are amortized using the effective interest method over the term of the loan.

Debt Extinguishment

The retirement of the borrowings under the Company’s credit facilities prior to November 2006, the senior syndicated loan tranches A, B and C and the mezzanine loan facility, was accounted for as a debt extinguishment in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” in November 2006. The unscheduled repayment of the mezzanine facility by the Company resulted in a prepayment fee of Euro 0.9 million ($1.2 million). In addition, $19.9 million of unamortized debt issuance costs relating to the previous credit facilities were written off. As a result, a loss on debt extinguishment totaling $21.1 million was recognized in the nine month period ended June 30, 2007.

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

At October 1, 2007, the total amount of unrecognized tax benefits was $336. As a result of settlement of certain tax matters during the three month period ended March 31, 2008, the amount of unrecognized tax benefits was reduced by $300. As of June 30, 2008, the Company’s liability for unrecognized tax benefits was approximately $30.

With limited exception, the Company and its subsidiaries are no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities through 2004. During the second quarter, the U.S. Internal Revenue Service commenced an audit of the 2005 U.S. income tax returns for a U.S. subsidiary of the Company. The Company anticipates that this audit will be completed before fiscal year-end.

The Company classifies interest and penalties associated with income taxes as interest and other operating expense, respectively. Amounts of interest or penalties have not been material in any period.

10. Income Per Share

The computation of basic and diluted income per share is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
	$’000s (except for share and per share amounts)		$’000s (except for share and per share amounts)
Net income	$6,710	$1,981	$34,624	$4,649

Weighted average shares outstanding—basic	54,804,720	54,746,515	54,785,915	54,683,876
Dilutive effect of stock options	483,202	134,048	492,331	159,612

Weighted average shares outstanding—diluted	55,287,922	54,880,563	55,278,246	54,843,488

Income per share
Basic	$0.12	$0.04	$0.63	$0.09

Diluted	$0.12	$0.04	$0.63	$0.08

Stock options to acquire 1,235,000 shares of Sirona’s common stock that were granted in connection with the Plan were not included in the computation of diluted earnings per share for the three months and the nine months ended June 30, 2008, because the options’ underlying exercise prices were greater than the average market price of Sirona’s common stock for the period.

11. Product Warranty

The following table provides the changes in the product warranty accrual for the three months and the nine months ended June 30, 2008 and June 30, 2007:

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
	$’000s		$’000s
Balance at beginning of the period	$14,157	$12,601	$12,547	$10,879

Accruals for warranties issued during the period	6,751	6,049	17,298	15,301
Warranty settlements made during the period	(5,548)	(5,893)	(15,961)	(13,987)
Translation adjustment	(18)	174	1,458	738

Balance at the end of the period	$15,342	$12,931	$15,342	$12,931

12. Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
	$’000s		$’000s
Service cost	$95	$100	$272	$292
Interest cost	706	560	2,037	1,641

Net periodic benefit cost	$801	$660	$2,309	$1,933

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

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
	$’000s		$’000s
Revenue external
Dental CAD/CAM Systems	$60,290	$51,458	$188,470	$151,129
Imaging Systems	62,400	54,523	190,704	166,259
Treatment Centers	39,057	31,039	122,925	101,026
Instruments	25,177	20,011	74,382	63,563

Total	$186,924	$157,031	$576,481	$481,977

Revenue internal
Dental CAD/CAM Systems	$—	$—	$—	$—
Imaging Systems	19	21	77	95
Treatment Centers	4	3	13	9
Instruments	2,786	1,919	8,244	7,896
Intercompany elimination	(2,809)	(1,943)	(8,334)	(8,000)

Total	$—	$—	$—	$—

Revenue total
Dental CAD/CAM Systems	$60,290	$51,458	$188,470	$151,129
Imaging Systems	62,419	54,544	190,781	166,354
Treatment Centers	39,061	31,042	122,938	101,035
Instruments	27,963	21,930	82,626	71,459

Total	$189,733	$158,974	$584,815	$489,977

Segment performance measure
Dental CAD/CAM Systems	$41,215	$33,297	$125,961	$104,654
Imaging Systems	36,649	31,589	113,549	97,992
Treatment Centers	14,391	11,652	48,553	39,851
Instruments	11,209	8,243	33,511	28,870

Total	$103,464	$84,781	$321,574	$271,367

Depreciation and amortization expense
Dental CAD/CAM Systems	$1,006	$788	$2,941	$1,631
Imaging Systems	1,378	1,310	3,939	3,231
Treatment Centers	1,106	678	2,628	1,820
Instruments	980	719	2,812	1,879

Total	$4,470	$3,495	$12,320	$8,561

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three month and nine month periods ended June 30, 2008 and 2007, are due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
	$’000s		$’000s
Revenue
Total segments (external)	$186,924	$157,031	$576,481	$481,977
Electronic center and corporate	14	10	24	31

Consolidated revenue	186,938	157,041	576,505	482,008

Depreciation and amortization
Total segments	4,470	3,495	12,320	8,561
Electronic center and corporate	2	459	1,399	1,355
Differences management reporting vs. U.S. GAAP	23,875	19,613	67,774	58,472

Consolidated depreciation and amortization	28,347	23,567	81,493	68,388

Segment performance measure
Total segments	103,464	84,781	321,574	271,367
Electronic center and corporate	1,940	(150)	6,378	1,742
Differences management reporting vs. U.S. GAAP	(21,929)	(17,483)	(63,733)	(51,343)

Consolidated gross profit	83,475	67,148	264,219	221,766
Selling, general and administrative expense	63,762	49,633	180,238	150,011
Research and development	11,829	11,811	37,504	34,145
Provision for doubtful accounts and notes receivable	158	96	355	329
Net other operating (income)/loss	(2,500)	130	(7,500)	102
Foreign currency transactions (gain), net	(307)	(857)	(15,232)	(9,812)
(Gain) on derivative instruments	(6,149)	(2,636)	(936)	(2,216)
Interest expense, net	6,645	5,769	20,046	20,935
Loss on debt extinguishment	—	—	—	21,145
Other expense	—	—	305	—

Income before income taxes and minority interest	$10,037	$3,202	$49,439	$7,127

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Sirona is a leading manufacturer of high-tech dental equipment with a focus on developing innovative systems and solutions for dentists globally. Sirona has served equipment dealers and dentists worldwide for more than 125 years. The Company has its headquarters in Long Island City, New York and its primary facility in Bensheim, Germany. Sirona manages its business on both a product and geographic basis and has four reporting segments: Dental CAD/CAM Systems, Imaging Systems, Treatment Centers and Instruments. Products from each category are marketed in all geographical sales regions.

Significant Factors that Affect Sirona’s Results of Operations

Increased Focus on Sirona’s Position in the U.S. Market

The U.S. market is the largest individual market for Sirona. Over the last three fiscal years, bolstered by the Exchange in 2006, Sirona experienced strong revenue growth in the U.S. market, with revenue increasing on average by 35% annually. Several products have generated significant interest in the U.S. market, including, but not limited to, CEREC, Schick imaging products, GALILEOS, the ORTHOPHOS XG line, inLab, inEos and SIROlaser.

Sirona works together with large distributors in the U.S. market, including Patterson Dental and Henry Schein, which accounted for 29% and 15%, respectively, of Sirona’s global revenues for the nine month period ended June 30, 2008. The relationship with Henry Schein was expanded beyond the European markets to the United States in January 2005. Patterson Dental made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution right for CEREC CAD/CAM products in the United States and Canada until 2017. The amount Sirona received was recorded as deferred revenue and has been recognized on a straight-line basis since October 1, 2007.

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

IPR&D projects acquired in connection with the Exchange and the MDP Transaction, with fair values of $6.0 million and $33.8 million, respectively, were appraised and charged to the income statement at the respective dates of acquisition. The projects primarily related to (i) 3D-Imaging, (ii) enhancements to the CAD/CAM system’s hardware and software, (iii) the new treatment center platform and (iv) intra-oral digital imaging. The fair value of $6.0 million in connection with the Exchange related primarily to the intra-oral digital imaging projects. As of June 30, 2008, the 3D-Imaging project has been finalized. Furthermore the majority of the CAD/CAM system’s enhancements and the new treatment center platform have been completed.

The remaining estimated costs to complete the significant projects at June 30, 2008 were (i) $0.4 million for an outstanding enhancement to the CAD/CAM system and (ii) $1.3 million for the new treatment center platform. The estimated percentages of completion of the significant projects as of June 30, 2008 were (i) 85% and (ii) 95% respectively.

As of June 30, 2008, the project for enhancements to the CAD/CAM system’s hardware and software was well into the product development phase. The remaining steps prior to the project release are beta testing and regulatory approvals. The new treatment center platform is close to completion.

It is anticipated that the new treatment center platform and the CAD/CAM system projects will be completed in fiscal year 2008 and early fiscal year 2009, respectively, and begin to generate cash in fiscal year 2009. There are no known specific risks and uncertainties associated with these projects; however, the general risks relating to the Company as discussed under “Risk Factors” as set forth in our Form 10-K for the fiscal year ended September 30, 2007 may apply.

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. For the nine months ended June 30, 2008, approximately 53% of Sirona’s revenue and approximately 76% of its expenses were denominated in Euros. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2006 and June 30, 2008, the U.S. Dollar/Euro exchange rate used to translate items included in Sirona’s financial statements varied from a low of 1.2515 to a high of 1.5955. As of June 30, 2008 and September 30, 2007 the U.S. Dollar/Euro exchange rates were 1.5790 and 1.4187, respectively. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of June 30, 2008, these contracts had notional amounts totaling $48.25 million. As these agreements are relatively short-term (generally six months), continuing fluctuation in the U.S. Dollar could materially affect Sirona’s results of operations.

Certain revenue information under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for the current period. The exchange rates used in converting Euro denominated revenues into U.S. $ in the Company’s financial statements prepared in accordance with U.S. GAAP were: $1.56333 and $1.34832 for the three months ended June 30, 2008 and 2007, respectively, and $1.50109 and $1.31531 for the nine months ended June 30, 2008 and 2007, respectively, based on the average of the foreign exchange rates for the individual quarters included within each year-to-date period.

Loans made to Sirona under the senior credit facility entered into November 22, 2006 are denominated in the functional currency of the respective borrowers. See “Liquidity and Capital Resources” for a discussion of our senior credit facility. However, intercompany loans are denominated in the functional currency of only one of the parties to the loan agreements. Where intercompany loans are of a long-term investment nature, the potential non-cash fluctuations in exchange rates are reflected within other comprehensive income. These fluctuations may be significant in any period due to changes in the exchange rates between the Euro and the U.S. Dollar.

Fluctuations in Quarterly Operating Results

Sirona’s quarterly operating results have varied in the past and are likely to vary in the future. These variations result from a number of factors, many of which are substantially outside its control, including:

•	the timing of new product introductions by Sirona or its competitors;

•	the timing of industry trade shows;

•	seasonal fluctuations;

•	developments in government reimbursement policies;

•	changes in product mix;

•	Sirona’s ability to supply products to meet customer demand;

•	fluctuations in manufacturing costs;

•	income tax incentives; and

•	currency fluctuations.

Due to the variations which Sirona has experienced in its quarterly operating results, it does not believe that period-to-period comparisons of results of operations of Sirona are reliable indicators of current and future performance.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue

Revenue for the three months ended June 30, 2008 was $186.9 million, an increase of $29.9 million, or 19.0%, compared with the three months ended June 30, 2007. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 7.5%. Growth rates were 25.8% (up 9.5% on a constant currency basis) for the Instruments segment, 25.8% (up 9.0% on a constant currency basis) for the Treatment Center segment, 17.2% (up 8.4% on a constant currency basis) for the CAD/CAM segment and 14.4% (up 4.9% on a constant currency basis) for the Imaging Systems segment.

The Instruments segment revenue growth was positively impacted by strong hygiene product revenues, strong sales in Germany and Sirona’s expanded presence in Italy.

The Treatment Center revenue growth was driven by strong sales in the Middle East, South-East Asia, Spain and the Benelux Countries.

The Dental CAD/CAM Systems segment revenue growth was mainly driven by Sirona’s expanded presence in Italy, Spain and Japan. The trade-in program for existing CEREC users continued to contribute positively to our revenue development.

The Imaging Systems segment revenue growth was attributable to the strong performance of the U.S. business as well as to Sirona’s expanded presence in Japan, Australia and Italy.

Revenue in the United States for the three months ended June 30, 2008 increased by 9.0% compared to the same period of last year, driven by the CAD/CAM and the Imaging Systems segments.

Revenue growth in the rest of the world was 23.9%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, revenue in the rest of the world increased by 6.8%, primarily driven by Sirona’s expanded presence in Japan and Italy, and strong sales in Russia.

Cost of Sales

Cost of sales for the three months ended June 30, 2008 was $103.5 million, an increase of $13.6 million, or 15.1%, as compared with the three months ended June 30, 2007. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $21.9 million as well as non-cash option expense of $0.2 million for the three months ended June 30, 2008, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $19.1 million and non-cash option expense of $0.3 million for the three months ended June 30, 2007. The quarter-over-quarter increase in amortization and depreciation expense mainly resulted from variations in the U.S. Dollar/Euro exchange rate. Excluding these amounts, costs of sales as a percentage of revenue decreased to 43.5% for the three months ended June 30, 2008 compared with 44.9% for the three months ended June 30, 2007 and gross profit as a percentage of revenue increased by 1.4 percentage points to 56.5% from 55.1%. This improvement was mainly attributable to product mix.

Gross profit margins were positively impacted by product and regional mix, partly off-set by variations in the U.S. Dollar/Euro rate, as most of the expenses are denominated in Euro. Gross profit margins for all segments were above prior year, except for the Treatment Center segment, where the gross profit margin was slightly below last year, driven by multi-unit contract sales in the Middle-East and Asia-Pacific.

Selling, General and Administrative

For the three months ended June 30, 2008, SG&A expense was $63.8 million, an increase of $14.1 million, or 28.5%, as compared with the three months ended June 30, 2007. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $1.9 million as well as non-cash option expense in the amount of $3.5 million for the three months ended June 30, 2008, compared with $1.6 million and $3.1 million, respectively, for the three months ended June 30, 2007. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 31.2% for the three months ended June 30, 2008 as compared with 28.6% for the three months ended June 30, 2007. The increase was primarily due to variations in the U.S. Dollar/Euro exchange rates as most of the expenses were denominated in Euro, expenses associated with the growth in revenue and with Sirona’s expanded presence in various markets, including Italy and Japan, as well as expenses associated with the launch of the new treatment unit TENEO.

Research and Development

R&D expense for the three months ended June 30, 2008 and June 30, 2007 were $11.8 million each. R&D expense included non-cash stock option expense in the amount of $0.2 million and $0.5 million, respectively, for the three months ended June 30, 2008 and for the three months ended June 30, 2007. Excluding these amounts, as a percentage of revenue, R&D expense decreased to 6.2% for the three months ended June 30, 2008, compared with 7.2% for the three months ended June 30, 2007. The decrease as a percentage of sales was due to the positive revenue development.

Gain on Foreign Currency Transactions

Gain on foreign currency transactions for the three months ended June 30, 2008 amounted to $0.3 million compared to a gain of $0.9 million in the prior year period. For the three months ended June 30, 2008 the gain included an unrealized non-cash foreign currency loss of $(0.1) million on the U.S. Dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment. For the three months ended June 30, 2007 the gain included an unrealized non-cash foreign currency gain of $1.5 million on the U.S. Dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on U.S. Dollar denominated short-term intra-group loans to German entities of $1.3 million.

Gain on Derivative Instruments

Gain on derivative instruments for the three months ended June 30, 2008 amounted to $6.1 million compared to a gain of $2.6 million for the three months ended June 30, 2007. For the three months ended June 30, 2008 the gain included an unrealized non-cash gain of $7.4 million on interest swaps, as well as a non-cash loss on foreign currency hedges of $(1.3) million. The gain for the three months ended June 30, 2007 included an unrealized non-cash gain of $2.8 million on interest swaps, as well as a non-cash loss on foreign currency hedges of $(0.2) million.

Interest Expense

Net interest expense for the three months ended June 30, 2008 was $6.6 million, compared to $5.8 million for the three months ended June 30, 2007. This increase was primarily driven by variations in the U.S. dollar/Euro exchange rate.

Income Tax Provision

The income tax provision for the three months ended June 30, 2008 was $3.0 million, compared to $1.1 million for the three months ended June 30, 2007. For fiscal year 2008, an estimated effective tax rate of 30% has been applied. This compares to an effective tax rate of 35% for fiscal year 2007. The decrease in the estimated effective tax rate was driven by a lower German tax rate and tax planning initiatives.

Net Income

Sirona’s net income for the three months ended June 30, 2008 was $6.7 million, an increase of $4.7 million, as compared with the three months ended June 30, 2007. For the three months ended June 30, 2008, amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to the Exchange and the MDP Transaction amounted to $23.9 million ($16.7 million net of tax). In addition, unrealized, non-cash foreign currency loss on the deferred income from the Patterson exclusivity payment and on short-term intra-group loans amounted to $(0.1) million ($(0.1) million net of tax) and option expense was $4.0 million ($2.8 million net of tax). Sirona’s net income for the three month period ended June 30, 2008 was impacted by a lower estimated tax rate for fiscal year 2008 of 30% compared to an estimated tax rate of 35% for fiscal year 2007. Excluding these items, net income increased due to higher revenue, partially offset by higher cost of sales and SG&A expenses.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

Revenue

Revenue for the nine months ended June 30, 2008 was $576.5 million, an increase of $94.5 million, or 19.6%, compared with the nine months ended June 30, 2007. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 9.5%. Growth rates were 24.7% (up 16.7% on a constant currency basis) for the CAD/CAM Systems segment, 21.7% (up 7% on a constant currency basis) for the Treatment Center segment, 17% (up 3.5% on a constant currency basis) for the Instruments segment and 14.7% (up 6.9% on a constant currency basis) for the Imaging Systems segment.

The Dental CAD/CAM Systems segment revenue growth was favorably impacted by the positive reception of our new MC XL milling machine in the marketplace. All regions show a double-digit revenue growth. MC XL trade-in programs for existing CEREC users contributed positively to the revenue growth.

The Treatment Center segment revenue growth was primarily driven by Sirona’s expanded presence in Italy and Japan and strong business in the Middle East and South-East Asia.

The Instruments segment revenue growth was primarily driven by strong hygiene product sales and strong sales in some European countries including France, the UK and the Benelux region.

The Imaging Systems segment revenue growth was the result of the continued adoption of digital radiography and sales of the GALILEOS 3D digital panoramic imaging unit.

Revenue in the United States for the nine months ended June 30, 2008 increased by 6.6% compared to the same period of last year, driven by the CAD/CAM Systems segment.

Revenue growth in the rest of the world was 26.4%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, revenue in the rest of the world increased by 10.8%. This performance was primarily due to Sirona’s expanded presence in Japan, Australia, Spain and Italy as well as strong sales in Russia and France.

Cost of Sales

Cost of sales for the nine months ended June 30, 2008 was $312.3 million, an increase of $52.1 million, or 20%, as compared with the nine months ended June 30, 2007. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $63.7 million as well as non-cash option expense of $0.5 million for the nine months ended June 30, 2008, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $56.0 million and non-cash option expense of $0.7 million for the nine months ended June 30, 2007. The quarter-over-quarter increase in amortization and depreciation expense mainly resulted from variations in the U.S. Dollar/Euro exchange rate. Excluding these amounts, costs of sales as a percentage of revenue increased to 43% for the nine months ended June 30, 2008 compared with 42.2% for the nine months ended June 30, 2007 and gross profit as a percentage of revenue decreased by 0.8 percentage points to 57% from 57.8%.

Gross profit margins were negatively impacted by the strengthening of the Euro relative to the U.S. Dollar, as the majority of these expenses are Euro denominated. The gross profit margin for the Imaging Systems, Treatment Center and Instruments segments were at or above the prior year’s level, while the trade-in programs for the MC XL milling unit resulted in a lower gross profit margin for the CAD/CAM Systems segment.

Selling, General and Administrative

For the nine months ended June 30, 2008, SG&A expense was $180.2 million, an increase of $30.2 million, or 20.2%, as compared with the nine months ended June 30, 2007. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $4.0 million as well as non-cash option expense in the amount of $10.2 million for the nine months ended June 30, 2008, compared with $3.5 million and $8.9 million, respectively, for the nine months ended June 30, 2007. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 28.8% for the nine months ended June 30, 2008 as compared with 28.5% for the nine months ended June 30, 2007. The increase in SG&A expense was primarily due to the strengthening of the Euro relative to the U.S. Dollar (as most SG&A expenses are Euro denominated), expenses associated with the growth in revenue and with Sirona’s expanded presence in various markets, including Italy and Japan.

Research and Development

R&D expense for the nine months ended June 30, 2008 was $37.5 million, an increase of $3.4 million, or 9.8%, as compared with the nine months ended June 30, 2007. R&D expense included non-cash stock option expense in the amount of $0.8 million for the nine months ended June 30, 2008 compared with $1.0 million for the nine months ended June 30, 2007. Excluding these amounts, as a percentage of revenue, R&D expense decreased to 6.4% for the nine months ended June 30, 2008, compared with 6.9% for the nine months ended June 30, 2007. The increase of the absolute R&D expense was primarily driven by the strengthening of the Euro relative to the U.S. Dollar, as most R&D expenses are Euro denominated.

Gain on Foreign Currency Transactions

Gain on foreign currency transactions for the nine months ended June 30, 2008 amounted to $15.2 million compared to a gain of $9.8 million for the nine months ended June 30, 2007. For the nine months ended June 30, 2008 the gain included unrealized non-cash foreign currency gain of $10.2 million on the U.S. Dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on U.S. Dollar denominated short-term intra-group loans to European entities of $6.5 million.

For the nine months ended June 30, 2007 the gain included foreign currency gains upon the repayment of the U.S. Dollar denominated bank debt of $3.9 million and an unrealized non-cash foreign currency gain of $6.3 million on the U.S. Dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on U.S. Dollar denominated short-term intra-group loans to German entities of $2.6 million.

Gain on Derivative Instruments

Gain on derivative instruments for the nine months ended June 30, 2008 amounted to $0.9 million compared to a gain of $2.2 million for the nine months ended June 30, 2007. For the nine months ended June 30, 2008 the gain included an unrealized non-cash gain of $1.1 million on interest swaps, as well as a non-cash loss on foreign currency hedges of $(0.2) million. The gain for the nine months ended June 30, 2007 included an unrealized non-cash gain of $1.9 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $0.3 million.

Interest Expense

Net interest expense for the nine months ended June 30, 2008 was $20.0 million, compared to $20.9 million for the nine months ended June 30, 2007. This decrease was primarily due to the Company’s refinancing of its previous credit facilities on November 24, 2006 on more favorable terms, partially offset by the strengthening of the Euro, as most of the Company’s interest payments are Euro denominated.

Income Tax Provision

The income tax provision for the nine months ended June 30, 2008 was $14.8 million, compared to $2.5 million for the nine months ended June 30, 2007. For fiscal year 2008, an estimated effective tax rate of 30% has been applied. This compares to an effective tax rate of 35% for fiscal year 2007. The decrease in the estimated effective tax rate was driven by a lower German tax rate and tax planning initiatives.

Net Income

Sirona’s net income for the nine months ended June 30, 2008 was $34.6 million, an increase of $30.0 million, as compared with the nine months ended June 30, 2007. For the nine months ended June 30, 2008, amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to the Exchange and the MDP Transaction amounted to $67.8 million ($47.4 million net of tax). Furthermore, unrealized, non-cash foreign currency gains on the deferred income from the Patterson exclusivity payment and on short-term intra-group loans amounted to $16.8 million ($11.7 million net of tax) and option expense was $11.5 million ($8.0 million net of tax). In the nine months ended June 30, 2007, losses on debt extinguishment of $21.2 million ($13.8 million net of tax) were recorded. Sirona’s net income for the nine month period ended June 30, 2008 was also impacted by the reduction of the estimated tax rate for fiscal year 2008 to 30% compared to an estimated tax rate of 35% for fiscal year 2007. Excluding these items, net income increased due to higher revenue, partially offset by higher cost of sales, SG&A and R&D expenses.

Liquidity and Capital Resources

Historically, Sirona’s principal uses of cash, apart from operating requirements, including research and development expenses, have been for interest payments, debt repayment and acquisitions. Periodic capital expenditures have approximately equaled depreciation (excluding any effects from the increased amortization and depreciation expense resulting from the step-up to fair values of Sirona’s and Schick’s assets and liabilities required under purchase accounting). Sirona’s management believes that Sirona’s working capital is sufficient for its present requirements.

	Nine months ended
	June 30, 2008	June 30, 2007
	$’000s
Net cash provided by operating activities	$50,942	$29,359
Net cash used in investing activities	(27,371)	(22,471)
Net cash used in financing activities	(9,219)	(32,285)

Increase/(decrease) in cash during the period	$14,352	$(25,397)

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $50.9 million for the nine months ended June 30, 2008 compared to $29.4 million for the nine months ended June 30, 2007. The primary contributing factors to the increase in cash provided by operating activities were an increase in net income as well as lower tax and interest payments.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures, financial investments and long-lived asset disposals. The primary contributors to the investing cash outflow in the periods presented are capital expenditures in the course of normal operating activities.

Net Cash Used in Financing Activities

Net cash used in financing activities was $9.2 million for the nine months ended June 30, 2008, compared to $32.3 million for the nine months ended June 30, 2007. Net cash used in financing activities in the nine months ended June 30, 2008 relates to the repayment of the utilized portion of the Company’s revolving credit facility. Cash used in financing activities in the nine month period ended June 30, 2007 reflected the refinancing of the Company’s prior credit facilities as of November 24, 2006.

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

Capital Resources

Senior Term Loans

On November 22, 2006, Sirona Dental Systems, Inc. entered into a senior credit facility (the “Senior Facilities Agreement”) as original guarantor, with Schick NY, a wholly owned subsidiary of Sirona as original borrower and original guarantor, with Sirona Dental Systems GmbH, as original borrower and original guarantor, with Sirona Dental Services GmbH, as original borrower and original guarantor and with Sirona Dental Systems LLC, Sirona Holding GmbH and Sirona Immobilien GmbH as original guarantors. Initial borrowings under the Senior Facilities Agreement plus excess cash were used to retire the outstanding borrowings under the Company’s previous credit facilities.

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

Each of the senior term loans has a five year maturity and is to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. At the Company’s current leverage multiples, the facilities bear interest at a margin of 65 basis points plus, in the case of Euro-denominated loans, EURIBOR and, in the case of other loans, LIBOR.

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

Debt issuance costs of $5.6 million were incurred in relation to the financing and were capitalized as deferred charges and are amortized using the effective interest method over the term of the loan.

Other Financial Data

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
	$’000s		$’000s
Net income	$6,710	$1,981	$34,624	$4,649
Net interest expense	6,645	5,769	20,046	20,935
Provision for income taxes	3,011	1,121	14,832	2,495
Depreciation	4,748	3,822	12,777	9,555
Amortization	23,598	19,745	68,716	58,833

EBITDA	$44,712	$32,438	$150,995	$96,467

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

Supplemental Information

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008		2007
	$’000s		$’000s
Loss on debt extinguishment	$—	$—	$		$21,145
Share-based compensation	3,968	3,886		11,466	10,598
Unrealized, non-cash (gain) on revaluation of the carrying value of the $-denominated exclusivity fee	144	(1,471)		(10,221)	(6,337)
Foreign currency exchange (gain) on the early extinguishment of $-denominated bank debt	—	—		—	(3,885)
Unrealized, non-cash (gain) on revaluation of the carrying value of short-term intra-group loans	(18)	(1,251)		(6,547)	(2,604)

	$4,094	$1,164		$(5,302)	$18,917

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of June 30, 2008. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 6, 2008

Sirona Dental Systems, Inc.

By:	/s/ Simone Blank
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)

EXHIBIT INDEX

Exhibit No.	Item Title
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.