Form 10-K
period 2008-09-30
SIRONA DENTAL SYSTEMS, INC.
filed 2008-12-04
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2008

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 000-22673

Sirona Dental Systems, Inc.

(Exact name of registrant as specified in charter)

Delaware		11-3374812
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

30-30 47th Avenue, Suite 500, Long Island City, New York	11101	(718) 937-5765
(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 31, 2008 the last business day of the registrant’s most recently completed second fiscal quarter was approximately $455,560,685. Such aggregate market value is computed by reference to the closing sale price of the Common Stock on such date.

As of December 1, 2008, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,865,995.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission not later than January 28, 2009 are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by January 28, 2009 the required information will be filed as an amendment to this report on Form 10-K no later than that date.

FORWARD-LOOKING STATEMENTS

This Form 10-K Annual Report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans” and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report and the “Risk Factors” set forth in Item 1A of this Annual Report. All forward looking statements speak only as of the date of this Annual Report and are expressly qualified in their entirely by the cautionary statements included in this report. The Company undertakes no obligation to update or revise forward-looking statements which may-be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

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

Sirona distributes its products globally to dental practices, clinics and laboratories through an international network of distributors. The distributors typically offer both dental equipment and consumables, and, therefore, have regular contact with the ultimate end-users.

Sirona’s revenue for the year ended September 30, 2008 was $757.1 million. Sirona sells its products globally, with the U.S. market contributing 29.2% of revenue, or $220.9 million, the German market contributing $153.8 million or 20.3%, and the rest of the world contributing 50.5% of revenue, or $382.4 million.

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

In 1997, funds advised by the financial sponsor, Permira, acquired the dental business (Sirona) from Siemens in a leveraged buy-out transaction. Following the transaction, Sirona substantially increased its international sales and intensified its focus on product innovation. In November 2003, Permira sold Sirona to the Scandinavian financial sponsor, EQT, and management in a leveraged buy-out transaction that closed on February 16, 2004. On April 30, 2005, funds managed by Madison Dearborn Partners, a private equity firm, and Sirona’s management entered into an agreement to acquire Sirona in a leveraged buy-out transaction that closed on June 30, 2005.

On September 25, 2005, Schick Technologies, Inc. (“Schick”) entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. (“Luxco”) and Sirona Holding GmbH (“Sirona Holding”) providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of Euro 151.0 million ($182 million) plus accrued interest (the “Exchange”). On June 20, 2006, the Exchange closed and Schick, a Delaware corporation formed in 1997, was renamed Sirona Dental Systems, Inc. Even though Sirona Holding became a subsidiary of Schick upon the completion of the Exchange, Sirona Holding was deemed the acquiring corporation for accounting purposes because Luxco received a controlling ownership interest in the Company, Sirona Holding’s designees constitute a majority of the members of the Company’s board of directors and Sirona Holding’s senior management represent a majority of the senior management of the Company.

Schick’s business was founded in 1992 and it completed an initial public offering of its common stock on July 1, 1997. Our common stock is currently traded publicly on the NASDAQ Global Select Market. In connection with the Exchange, the Company changed its trading symbol to “SIRO” from “SCHK.” Previously, from September 16, 1999 through December 20, 2005, Schick’s common stock was traded on the Over-the-Counter (“OTC”) Bulletin Board under the trading symbol “SCHK.”

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

Dental equipment comprises the whole working environment of a dentist or dental technician, including the dentist’s chair, lights, imaging systems and dental CAD/CAM systems, instruments, as well as practice furniture and other dental or laboratory equipment. Investments in dental equipment are capital intensive and the average product life cycle ranges between 10–20 years (shorter for instruments), depending on the nature and quality of the dental equipment.

Dental consumables comprise all materials and consumables utilized by the dental technician, oral surgeon, orthodontist or dentist in their daily work. These include precious metal alloys or ceramics and orthodontics, as well as other filling and impression materials.

Products

Our principal products can be generally classified into the following categories: Dental CAD/CAM Systems, Imaging Systems, Treatment Centers and Instruments.

Set forth below is a brief description of each of our segments. See Note 22 to our consolidated financial statements for revenues and gross profit by segment for each of the last three fiscal years, and assets by segment, at September 30, 2008 and 2007.

Dental CAD/CAM Systems

Dental CAD/CAM Systems address the worldwide market for dental restorations, which includes several types of restorations, such as inlays, onlays, veneers, crowns, bridges, copings and bridge frameworks made from ceramic, metal or composite blocks. The global market for dental restorations can be divided into two sub-segments: hand-made in-mouth filings and out-of-mouth pre-shaped restorations. CAD/CAM-produced ceramic restorations represent a small but growing part of the out-of-mouth restoration market. Although the number of out-of-mouth restorations prepared with CAD/CAM systems has increased over the last three years, the number of dental practitioners and dental laboratories using CAD/CAM technology worldwide is still low. For example, Sirona estimates that market penetration in the United States is approximately 9%, and in Germany approximately 11%.

Sirona pioneered the application of high-tech CAD/CAM techniques to the traditional lab-based restoration process with the commercialization of the CEramic REConstruction, or CEREC, method. Sirona’s CEREC system is an in-office application which enables the dentist to produce high quality restorations from ceramic material and insert them into the patient’s mouth during a single appointment. CEREC represents an advantageous substitute for the traditional out-of-mouth pre-shaped restoration method, which requires a dentist to send a model of the damaged tooth to a dental laboratory, and therefore multiple patient visits. The system consists of an imaging unit and a milling unit. The imaging unit scans the damaged area, captures the image of the tooth or teeth requiring restoration and proposes the specifications for the restoration. The milling unit then mills the ceramic restoration to the required specifications based upon the captured image. The result is a biocompatible, non-metallic, natural-looking restoration made of durable, high-quality ceramic materials completed in a single treatment session. Independent studies indicate that CEREC ceramic restorations, in addition to the benefit of appearing natural-looking, are as durable as gold and can replace conventional restoration materials for most procedures. In fiscal year 2003, Sirona launched its CEREC 3 product, which has been periodically updated, including enhanced software applications. In fiscal year 2007, Sirona launched its next generation milling unit, the MC XL, as well as new “Biogeneric” software. The MC XL produces a high quality, precisely fitted restoration in half the time that the classic CEREC milling unit requires. The MC XL’s fine tolerances are especially appreciated by doctors who demand the most precise restoration possible. Both the MC XL and the classic milling unit are compatible with all CEREC 3 units, allowing a smooth transition to the new technology for existing CEREC owners who wish to upgrade. Additionally, Sirona offers a service contract on its CEREC product which includes software updates and upgrades on a when-and-if-available basis and maintenance on software-related hardware.

In addition to CEREC, Sirona also offers the products inLab and inEos for dental laboratories. These products are designed to improve efficiency and reduce costs for the dental lab. inLab scans the model received from the dentist and mills the ceramic restoration, such as crown copings, bridge frameworks from ceramic or composite blocks, to the specifications of the captured image. In fiscal year 2007, Sirona launched its next generation inLab unit, the inLab MC XL. The new unit features a modern, elegant design with solid, heavy-duty construction. Milling performance and precision has been optimized and milling time as been considerably reduced. The inEos scanner, which was launched in 2005, is a high speed scanner which produces 3D digital images from a single tooth up to a jaw, directly from the plaster model. The inEos product has scanning times of less than 10 seconds, a significant factor which enhances productivity.

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

In 2008, we expanded our CEREC offering through the introduction of CEREC Connect. CEREC Connect is a web based service that allows the digital impression acquired through the CEREC acquisition unit to be transferred electronically to InLab laboratories. The laboratories can use this data to create final restorations. Many restorations produced by a laboratory can be produced through the CEREC Connect system eliminating the need to take a physical impression in these cases.

The Dental CAD/CAM Systems segment contributed 31%, 32% and 35% to Sirona’s revenue for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

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

In 2004, Sirona introduced its next generation of digital panoramic x-ray systems, the Orthophos XG line. The flagship model, the Orthophos XG Plus, provides specialists, orthodontists, oral surgeons and implantologists with over 30 programs and a wide variety of diagnostic possibilities. Other models of the family include the Orthophos XG 5, which is designed for general dental practitioners, and the basic model Orthophos XG 3.

As a result of the Exchange, Sirona expanded its imaging system product line to include Schick’s CDR (computed digital radiography) system, the leading intra-oral digital imaging system in the United States. Schick’s product line includes an imaging sensor based on CMOS technology and the Schick Pan, a digital panoramic unit.

In fiscal year 2007, Sirona introduced its GALILEOS Comfort 3-D imaging unit. Today, three-dimensional imaging is offering the field of dentistry previously undreamed-of diagnostic and therapeutic options in the fields of surgery, prosthetics, orthodontics, and restorative dentistry. GALILEOS was created to bring these options to life and integrate them efficiently into routine dental practices. In July 2008 Sirona launched GALILEOS Compact, which is specifically tailored to meet the needs of the general practitioner and also has the ability to display traditional 2-D panoramic digital images.

The Imaging Systems segment contributed 34%, 34% and 26% to Sirona’s revenue for the fiscal years ended September 30, 2008, 2007 and 2006, respectively, making this segment the largest contributor to Sirona’s revenue in fiscal year 2008 and 2007.

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

In July 2008, Sirona launched its new TENEO Treatment Center, which combines industry-leading technology with a timeless design that provides both patient and dentist with the ultimate in convenience and comfort.

The Treatment Centers segment contributed 22%, 22% and 25% to Sirona’s revenue for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

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

The Instruments segment contributed 13%, 12% and 14% to Sirona’s revenue for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

Manufacturing and Suppliers

Our main manufacturing and assembly activities are located in Bensheim, approximately 60 kilometers south of Frankfurt am Main, Germany. We also operate smaller manufacturing sites in New York, Italy, Denmark and China. All of our facilities are in good condition.

All of our manufacturing facilities maintain a Quality Management System that is registered to ISO 9001:2000 and ISO 13485:2003. Our New York and Bensheim facilities also maintain a Device Establishment Registration with the United States Food and Drug Administration.

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

We purchase various components for our products from a number of outside suppliers. We currently have established relationships with approximately 1,300 suppliers, of which we view approximately 390 as “key suppliers.” Each supplier is selected according to stringent quality criteria, which are reviewed regularly. In general, we do not believe we are dependent on one or a small group of suppliers and believe we could locate alternative suppliers if needed. Some of our suppliers, however, are single source in order to allow for enhanced quality assurance and potential for joint product development. The need to replace one of our single source suppliers could cause a disruption in our ability to timely deliver certain of our products. The Company is dependent upon a limited number of suppliers for critical components. If these suppliers delay or discontinue the manufacture of these components, the Company may experience delays in shipments, increased costs and cancellation of orders for its products. See “ITEM 1A—“Risk Factors.”

Sales and Marketing

Our sales and marketing efforts are directed through regional managers who oversee our sales professionals. These professionals work closely with our distribution partners to maximize the efficiency and productivity of their sales efforts. Our marketing initiatives are focused on highlighting Sirona’s leading role as a high-tech systems provider and industry innovator. In order to promote our brand and increase client loyalty, our distribution partners are supported through wide ranging advertising activities. In addition, we are a key presenter at all major dental exhibitions, which are critical forums for raising brand awareness and new product introductions. Lastly, our product information is actively made available to business publications, dentists, journals, professional organizations and dental schools and our website (www.Sirona.com) is an important interactive platform for end-users as well as for distributors.

Distribution

Sirona distributes its products globally to dental practices, clinics and laboratories through an international network of more than 300 distributors. See Note 22 to our consolidated financial statements for a description of our net sales and long-lived assets by geographic region for the last three fiscal years. Because distributors typically cover both dental equipment and consumables, they have regular contact with the dentist and are therefore optimally positioned to identify new equipment sale opportunities. Sirona’s primary distributors in the United States are Patterson Companies and Henry Schein, two of the world’s largest dental distributors. Outside of the United States, Henry Schein is the company’s largest distributor, and, along with Pluradent, primarily distributes for Sirona in Europe. Patterson Companies and Henry Schein accounted for 27% and 15%, respectively, of Sirona’s worldwide revenue for the twelve months ended September 30, 2008. Sirona distributes elsewhere through a well developed network of independent regional distributors. Sirona works closely with its distributors by training their technicians and sales representatives with respect to its products. With over 5,500 sales and service professionals trained each year, Sirona is able to ensure high standards of quality in after-sale service and the best marketing of its products. The success of Sirona’s products is evidenced by their importance to its distribution partners, and such products are in many cases are among their best selling offerings.

On April 27, 1998, Sirona and Patterson Companies entered into an exclusive distribution agreement (the “Distribution Agreement”) pursuant to which Patterson was appointed as the exclusive distributor of Sirona’s CEREC CAD/CAM products within the United States and Canada. Under the terms of the Distribution Agreement, Patterson’s exclusivity was to terminate on September 30, 2007. On June 30, 2005, Sirona and Patterson entered into an amendment of the Distribution Agreement which extended Patterson’s exclusivity from October 1, 2007 through September 30, 2017. As consideration for the extension of its exclusivity, Patterson agreed to make a one-time payment to Sirona in the amount of $100 million (the “Exclusivity Fee”). In July 2005, Patterson paid the Exclusivity Fee, in its entirety, to Sirona. The full amount of the Exclusivity Fee was recorded as deferred income and is being recognized on a straight-line basis commencing on October 1, 2007. In the event of termination of the Distribution Agreement (a) due to force majeure, (b) by Patterson due to Sirona’s insolvency, or (c) by Sirona as a result of a failure by Patterson to meet its performance obligations, Sirona would be required to refund to Patterson a portion of the Exclusivity Fee as liquidated damages. The amount of the Exclusivity Fee required to be refunded declines by $15 million per year in each of fiscal 2008 through 2012 and by $5 million per year thereafter. In the event of termination by Patterson due to a breach by Sirona of its exclusivity obligations, the unearned portion of the Exclusivity Fee (as determined on a straight-line basis beginning in fiscal 2008) must be refunded to Patterson as liquidated damages. The extension did not modify or alter the underlying provisions of the companies’ agreement through 2007, including the performance criteria necessary to maintain the exclusivity. The performance criteria are benchmark thresholds which afford Sirona the opportunity to abandon the exclusivity or to terminate the agreement with Patterson, but do not create minimum purchase obligations under a take-or-pay arrangement.

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

Research and Development

Sirona commits significant resources to research and development, with a particular focus on developing products that offer new diagnostic and treatment options, while increasing user comfort and streamlining process efficiency. Sirona spent approximately $49 million, $47 million and $33 million on research and development activities in the years ended September 30, 2008, 2007 and 2006, respectively, which represented more than 6% of Sirona’s total revenue in each year. Sirona employs 197 people in its global research and development departments. Sirona also cooperates in its research efforts with partners in research facilities and dental practices around the world.

Patents, Trade Secrets and Proprietary Rights

We seek to protect our intellectual property through a combination of patent, trademark and trade secret protection. We believe that our future success will depend in part on our ability to obtain and enforce patents for our products and processes, preserve our trade secrets and operate without infringing the proprietary rights of others.

Patents

We have an active corporate patent program, the goal of which is to secure patent protection for our technology. Sirona owns and maintains approximately 1,000 patents and patent applications throughout the world. The patents expire at various dates through 2025. We also license or sublicense some of the technology used in our products from third parties.

Trademarks

We generally attempt to build brand awareness of our products through the use of trademark registrations. “Sirona,” “CEREC,” “Orthophos,” “Heliodent,” “inLab” and “CDR” are some of our key registered trademarks. In addition, we have common law trademark rights in several other names we use commercially in connection with our products.

Trade Secrets

In addition to patent protection, we own trade secrets and proprietary know-how, which we seek to protect, in part, through appropriate agreements with employees, and, to a limited degree, employment agreements with appropriate individuals. These agreements generally allow assignment of confidential information developed by or made known to the individual by the Company during the course of the individual’s relationship with the Company as confidential and not to be disclosed to third parties, except in specific limited circumstances. The agreements also generally assign to the Company all inventions conceived by the individual in the course of rendering services to the Company. However, there can be no assurance that the Company will be successful in enforcing this policy in each case, that the Company would have adequate remedies available for any breach or that the Company’s trade secrets will not otherwise become known to, or independently developed by, its competitors.

Regulation

Medical Devices

Most of our products require certain forms of regulatory clearance, including, but not limited to, marketing clearance by the United States Food and Drug Administration (the “FDA”) in accordance with the Federal Food, Drug and Cosmetic Act, as amended (the {“FD&C Act”) and by our Notified Body in accordance with the European Union’s Medical Device Directive 93/42/EEC ( “MDD”).

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

The products that we distribute in the European Union bear the “CE Mark,” a European Union symbol of compliance with the MDD. In order to market our products in the member countries of the European Union, it is necessary that those products conform to the requirements of the MDD. Our Bensheim facility which is engaged in the manufacturing of Class IIa and Class IIb medical devices as defined by the MDD is ISO 13485 certified. It is also necessary that our products comply with any revisions which may be made to these standards or the MDD.

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

Employees

As of September 30, 2008, the Company had 2,388 employees. The Company believes that its relations with its employees are good. No Company employees are represented by labor unions or are subject to a collective bargaining agreement in the United States. Approximately 30% of our German employees are members of the IG Metall union. We have not experienced any work stoppages due to labor disputes.

Executive Officers

See Part III, Item 10 of this Annual Report on Form 10-K Report for information about the Executive Officers of the Company.

Available Information

Information about the Company’s products and services, stockholder information, press releases and filings with the Securities and Exchange Commission (“SEC”) can be found on the Company’s Internet website at http://www.Sirona.com. The information contained on our website is for informational purposes only and is not incorporated by reference into this Annual Report on Form 10-K. The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other SEC filings, and any amendments to such reports and filings, are available free of charge at the Investor Relations section of the Company’s website as soon as reasonably practical after such material is filed with, or furnished to, the SEC.

ITEM 1A.	RISK FACTORS

These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Management’s Discussion and Analysis (MD&A), and the consolidated financial statements and related notes incorporated by reference in this report.

Our businesses routinely encounter and address risks, some of which will cause our future results to be different—sometimes materially different—than we presently anticipate. Discussion about the material operational risks that our businesses encounter can be found in Management’s Discussion and Analysis (MD&A), in the business descriptions in Item 1 of this Form 10-K and in previous SEC filings. Below, we have described our present view of the material risks facing our business.

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

The recent disruptions in the overall world economy and financial markets could reduce disposable income among dental consumers and negatively affect the demand for dental services, which could be harmful to our financial position and results of operations. Furthermore, there can be no assurances that government responses to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit for our customers. Difficult economic conditions may also result in a higher rate of losses on our accounts receivable. As a result, our business, results of operations or financial condition could be materially adversely affected.

We are dependent upon a limited number of distributors for a significant portion of our revenue and loss of these key distributors could result in a loss of a significant amount of our revenue.

Historically, a substantial portion of our revenue has come from a limited number of distributors. For example, Patterson Dental Company, Inc. accounted for 27% of revenue for the fiscal year ended September 30, 2008. In addition, 15% of our revenue for the fiscal year ended September 30, 2008 was attributable to sales to Henry Schein, Inc. It is anticipated that Patterson and Henry Schein will continue to be the largest contributors to our revenue for the foreseeable future. There can be no assurance that Patterson and Henry Schein will purchase any specified minimum quantity of products from us or that they will continue to purchase any products at all. If Patterson or Henry Schein cease to purchase a significant volume of products from us, it could have a material adverse effect on our results of operations and financial condition.

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

Our success will depend in part on our ability to obtain and enforce claims in our patents directed to our products, technologies and processes, both in the United States and in other countries. Risks and uncertainties that we face with respect to our patents and patent applications include the following:

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

We are exposed to currency exchange risk with respect to the U.S. Dollar in relation to the Euro, because a large portion of our revenue and expenses are denominated in Euros. While we enter into hedging arrangements to protect our business against certain currency fluctuations, these hedging arrangements from time to time do not provide comprehensive protection. We monitor changes in our exposure to exchange rate risk that result from changes in our situation. If we do not enter into effective hedging arrangements in the future, our results of operations and prospects could be materially and adversely affected.

Our hedging transactions may expose us to loss or limit our potential gains.

As part of our risk management program, we use foreign currency exchange forward contracts. While intended to reduce the effects of exchange rate fluctuations, these transactions may limit our potential gains or expose us to loss. Should our counterparties to such transactions or the sponsors of the exchanges through which these transactions are offered fail to honor their obligations due to financial distress or otherwise, we would be exposed to potential losses or might not be able to recover anticipated gains from these transactions.

We enter into the foreign currency exchange forwards as economic hedges of trade commitments or anticipated commitments denominated in currencies other than the functional currency to mitigate the effects of changes in currency rates. Although we do not enter into these instruments for trading purposes or speculation, and although our management believes all of these instruments are economically effective as hedges of underlying physical transactions, these foreign exchange commitments are dependent on timely performance by our counterparties. Their failure to perform could result in our having to close these hedges without the anticipated underlying transaction and could result in losses if foreign currency exchange rates have changed.

Our substantial indebtedness could have material adverse consequences for our business, cash flow, financial condition and results of operations.

We are a highly leveraged company, with total bank debt to unrelated parties of $551.6 million as of September 30, 2008. This substantial level of indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences to our business. For example, it could:

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

Our senior credit agreement contains a number of restrictive covenants and conditions that impose significant operating and financial restrictions on our business, including restrictions on our ability to take actions that may be in the best interests of the business. These restrictions and conditions include a mandatory prepayment on a change in control or sale of all or substantially all assets, as well as significant restrictions on mergers and on any business acquisition. Other covenants limit changes to our business, lending activities, investments including joint ventures, further indebtedness, and the payment of dividends and capital share redemptions. The financial covenants require that we maintain a debt coverage ratio of consolidated total net debt to consolidated adjusted EBITDA of no more than 3.75 to 1, declining gradually to 2.50 to 1, and a cash interest coverage ratio of consolidated adjusted EBITDA to cash interest costs of 4.00 to 1 or greater. Failure to comply with these covenants will result in a default under the terms of our senior credit agreement and could result in acceleration of this indebtedness.

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

Because we operate in markets outside of the United States and Europe, we are subject to additional risks.

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

Our operations outside the United States are subject to the Foreign Corrupt Practices Act (the “FCPA”) which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, we may be held liable for actions taken by our strategic or local partners even though such partners are foreign companies that are not subject to the FCPA. Any determination that we violated the FCPA could result in sanctions that could have a material adverse effect on our business.

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

Adverse publicity regarding the safety of our technology or products could negatively impact us.

Despite any favorable safety tests that may be completed with respect to our products, adverse publicity regarding application of X-ray products or other products being developed or marketed by others could negatively affect us. If other researchers’ studies raise or substantiate concerns over the safety of our technology approach or product development efforts generally, our reputation could be harmed, which would adversely impact our business.

Future sales of our common stock may cause the market price for our common stock to decline even if our business is doing well.

Future sales by us or by our existing stockholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.

One of our stockholders requested that we register common stock that they own under the Securities Act pursuant to contractual registration rights, and on August 19, 2008, we filed a registration statement providing for the potential resale of up to 36,972,480 shares of our common stock. We cannot predict the size of actual future sales of our common stock or the effect, if any, that future sales of shares of our common stock, or the expectation of such sales, would have on the market price of our common stock.

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

Effective internal controls are necessary for us to provide assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed. The Sarbanes-Oxley Act of 2002 requires us to furnish a report by management on internal control over financial reporting, including managements’ assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its certain limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. As a result, even effective internal controls may not provide reasonable assurances with respect to the preparation and presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become either obsolete or inadequate as a result of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in implementing new or revised controls, our business and operating results could be harmed and we could fail to meet our reporting obligations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company has its headquarters in Long Island City, New York. The Company leases space in Long Island City, New York. The lease expires in November 2012. The leased space houses executive offices and group functions such as legal affairs and investor relations, sales and marketing, research and development laboratories and production and shipping facilities.

The Company has its largest facility in Bensheim, Germany. It is composed of a number of buildings housing the Company’s primary manufacturing and assembly facility. It also houses executive offices, finance, sales, customer service and marketing, research and development laboratories and shipping facilities. In addition, since September 2007 the Company has leased space in Salzburg, Austria. The lease expires in September 2017 but can be terminated by the Company in 2012. The leased space houses executive offices and group functions such as strategy, sales, finance, accounting, human resources, marketing and legal affairs.

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

The Company is involved in various legal proceedings that are incidental to the conduct of the Company’s business. The Company is not involved in any pending or threatened legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded publicly on the NASDAQ Global Select Market. In connection with the Exchange, we changed our trading symbol to “SIRO” from “SCHK”.

The following table presents quarterly information on the price range of our common stock. This information indicates the high and low sale prices, as quoted on NASDAQ. These prices do not include retail markups, markdowns or commissions.

Fiscal Year Ended September 30, 2008	High	Low
First Quarter	$38.72	$24.71
Second Quarter	33.80	23.91
Third Quarter	29.96	25.09
Fourth Quarter	29.99	21.11
Fiscal Year Ended September 30, 2007	High	Low
First Quarter	$42.28	$31.75
Second Quarter	44.20	33.97
Third Quarter	39.90	31.88
Fourth Quarter	39.90	28.55

On December 1, 2008 there were approximately 95 holders of record of the Company’s common stock. However, the Company believes that the number of beneficial owners of such stock is substantially higher.

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

Performance Measurement Comparison

The following graph compares the Company’s cumulative stockholder return on its common stock with the return on the Russell 2000 Index and the Dow Jones US Medical Equipment Index from March 31, 2003 through September 30, 2008, the end of the Company’s fiscal year. The graph assumes investments of $100 on March 31, 2003, the last trading day of that fiscal year, in the Company’s common stock, the Russell 2000 Index and the US Medical Equipment Index and assumes the reinvestment of all dividends. In connection with the Exchange, the Company changed its fiscal year end from March 31 to September 30.

*	$100 invested on 3/31/03 in stock or index-including reinvestment of dividends.

	3/31/2003	3/31/2004	3/31/2005	3/31/2006	6/21/2006	9/30/2006	9/30/2007	9/30/2008
Sirona Dental Systems Inc.	$100.00	$234.81	$403.04	$1165.89	$1054.29	$816.89	$884.86	$577.50
Russell 2000	100.00	163.83	172.70	217.34	206.42	207.32	232.91	199.18
Dow Jones US Medical Equipment	100.00	129.88	136.56	142.27	128.89	130.99	163.73	157.35

ITEM 6.	SELECTED FINANCIAL DATA

On September 25, 2005, Schick, a Delaware Corporation, which on June 20, 2006 was renamed Sirona Dental Systems, Inc. (“Sirona” or the “Company”), entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. (“Luxco”) and Sirona Holding GmbH (“Sirona Holding”) providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of Euro 151 million plus accrued interest (the “Exchange”). The Exchange closed on June 20, 2006. For accounting purposes, the Exchange is accounted for as a reverse acquisition of Schick by Sirona Holding. The historical financial statements of Sirona Holding and its predecessors and the historical financial statements of the Company, and the acquisition by Sirona Holding of the assets and liabilities of Schick is accounted for under the purchase method of accounting. Results of operations of Schick and its wholly owned subsidiary have been included in financial statements from June 20, 2006, the effective date of the Exchange (see Note 4 to the consolidated financial statements contained elsewhere in this document).

On June 30, 2005, Luxco, a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O’Keefe and management and employees of Sirona obtained control over the Sirona business. The transaction was effected by using new legal entities, Sirona Holding GmbH and its wholly owned subsidiary Sirona Dental Services GmbH to acquire 100% of the interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business, through a leveraged buy-out transaction (the “MDP Transaction”).

The MDP Transaction was accounted for in accordance with Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”), in a manner similar to a business combination under Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS 141”). Certain members of Sirona management who were deemed to be in the control group held equity interests in the Sirona group prior to and subsequent to the MDP Transaction (the “Continuing Shareholders”). The interests of the Continuing Shareholders have been reflected at the predecessor basis, resulting in 9.15% of each asset and liability acquired being valued at historical cost at June 30, 2005. The remaining 90.85% interest in each asset and liability was recognized at fair value at June 30, 2005.

On February 16, 2004, funds managed by EQT Northern European Private Equity Funds (“EQT”) and management and employees of Sirona obtained control over the Sirona business. The transaction was effected by using four new legal entities headed by Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH to acquire 100% of the interest in Sirona Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business, through a leveraged buy-out transaction (the “EQT Transaction”). The EQT Transaction resulted in a change in control of the Sirona business and has, therefore, been accounted for as a business combination under SFAS 141. The carrying values of the assets and liabilities were adjusted to their fair value on February 16, 2004, and the difference between the purchase price and the fair value of the net assets and liabilities was recorded as goodwill.

Sirona Beteiligungs- und Verwaltungs GmbH is referred to as “Predecessor 1” for the periods from October 1, 2003 to February 16, 2004. Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH is referred to as “Predecessor 2” for the periods from February 17, 2004 to September 30, 2004 and from October 1, 2004 to June 30, 2005. Sirona Dental Systems, Inc. (now the parent of Sirona Holding GmbH) is referred to as “Successor” as of September 30, 2005, 2006, 2007 and 2008 and for periods from July 1, 2005 to September 30, 2005 and for the years ended September 30, 2006, 2007 and 2008.

The selected historical consolidated financial data of Sirona included below and elsewhere in this document are not necessarily indicative of future performance. This information is only a summary and should be read in conjunction with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes contained elsewhere in this document.

	Successor				Predecessor 2		Predecessor 1
	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006	July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005	February 17, 2004 to September 30, 2004	October 1, 2003 to February 16, 2004
	$’000s (except for per share amounts)
Statement of Operations Data:
Revenue	$757,111	$659,949	$520,604	$105,071	$358,285	$229,216	$158,601
Cost of sales	411,489	355,475	278,685	71,614	199,463	152,938	76,947

Gross profit	345,622	304,474	241,919	33,457	158,822	76,278	81,654
Operating expenses/(income):
Selling, general and administrative expense	242,293	203,597	148,715	34,544	93,236	65,424	33,454
Research and development	48,744	46,945	33,107	7,863	21,700	16,594	8,575
Provision for doubtful accounts and notes receivable	824	217	348	(192)	(127)	(846)	368
Write off of in-process research and development	—	—	6,000	33,796	—	20,217	—
Net other operating (income) / expense	(10,000)	(162)	1,733	(723)	(384)	955	82

Operating income/(loss)	63,761	53,877	52,016	(41,831)	44,397	(26,066)	39,175
Non-operating expense, net	24,825	32,100	43,683	10,006	27,777	20,040	5,425

Income/(loss) before income taxes and minority interest	38,936	21,777	8,333	(51,837)	16,620	(46,106)	33,750
Income tax provision/ (benefit)	9,337	(34,877)	7,360	(5,796)	5,444	(11,748)	13,181
Minority interest	160	185	218	(6)	50	—	—

Net income/(loss)	$29,439	$56,469	$755	$(46,035)	$11,126	$(34,358)	$20,569

Net income per share
-basic	$0.54	1.03	0.02	N/A	N/A	N/A	N/A
-diluted	$0.53	1.02	0.02	N/A	N/A	N/A	N/A

	Successor	Successor	Successor	Successor	Predecessor 2
	As of September 30, 2008	As of September 30, 2007	As of September 30, 2006	As of September 30, 2005	As of September 30, 2004
	$’000s
Balance Sheet Data (at end of period):
Cash and cash equivalents	$149,663	$99,842	$80,560	$65,941	$38,877
Working capital(1)	214,361	131,871	101,765	98,646	41,776
Total assets	1,659,005	1,657,743	1,541,004	1,238,675	762,985
Non-current liabilities	857,637	885,807	929,009	1,111,158	631,846
Total liabilities	998,036	1,048,193	1,052,895	1,211,941	745,709
Retained earnings (accumulated deficit)	38,502	9,063	(47,406)	(48,161)	(34,358)
Shareholders’ equity	660,343	609,066	487,846	26,692	17,276

(1)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant Factors that Affect Sirona’s Results of Operations

Increased Focus on Sirona’s Position in the U.S. Market and Further Global Expansion

The U.S. market is the largest individual market for Sirona. Over the last three fiscal years, Sirona experienced strong revenue growth, with U.S. Dollar revenue, bolstered by the June 2006 acquisition of Schick Technologies, increasing on average by 21% annually. Several products have generated significant interest in the U.S. market, including, but not limited to, CEREC, Schick imaging products, GALILEOS, the ORTHOPHOS XG line, inLab, inEos, C8+, electrical handpieces and SIROlaser.

Sirona works together with large distributors in the U.S. market, including Patterson Dental and Henry Schein, which accounted for 27% and 15%, respectively, of Sirona’s global revenues for the fiscal year ended September 30, 2008. The relationship with Henry Schein was expanded beyond the European markets to the United States in January 2005. Patterson Dental made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution right for CEREC CAD/CAM products in the United States and Canada until 2017. The amount Sirona received was recorded as deferred income and is being recognized on a straight-line basis commencing at the beginning of the extension of the exclusivity period in fiscal 2008.

Focus on Further Global Expansion

In addition to increased U.S. market growth, Sirona has pursued expansion in the rest of the world. Over the last three fiscal years, sales in the rest of the world grew on average by 17% annually. To support this growth, Sirona expanded its local presence and distribution channels by establishing new sales and service locations in Spain, France and the United Kingdom in 2004; in Japan and Australia in 2005; in China in 2006 and in Italy in 2007. This expansion helped to increase sales and gross profit but also contributed to higher SG&A expense.

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

Acquisition of Schick Technologies Inc.

On June 20, 2006, the Exchange with Schick Technologies Inc. was completed (see Note 4 to the consolidated financial statements). The results of operations and the cash flows for the year ended September 30, 2006, as well as the balance sheet as of September 30, 2006 have been affected by this reverse acquisition. The Schick assets and liabilities acquired were stepped up to their fair values and a related deferred tax liability was recorded. The excess of the total purchase price over the fair value of the net assets acquired, including IPR&D projects totaling $6.0 million that were expensed at the acquisition date, was allocated to goodwill and is subject to periodic impairment testing. As of September 30, 2008, the acquired IPR&D projects, which primarily related to intra-oral digital imaging, have been completed.

Sirona’s cost of goods sold, research and development, selling, general and administrative expense and operating results are materially affected by higher depreciation and amortization costs resulting from the inclusion of Schick in its consolidated accounts. Taxes, interest and net income will also be impacted by the structural changes resulting from the Exchange. The acquisition generated operating synergies as anticipated.

Transactions Accounted for as Business Combinations

IPR&D projects acquired in connection with the Exchange and the MDP Transaction, with fair values of $6.0 million and $33.8 million, respectively, were appraised and charged to the income statement at the respective dates of acquisition. The projects primarily related to (i) 3D-Imaging, (ii) enhancements to the CAD/CAM system’s hardware and software, (iii) the new treatment center platform and (iv) intra-oral digital imaging. The fair value of $6.0 million in connection with the Exchange related primarily to the intra-oral digital imaging projects. As of September 30, 2008, the 3D-Imaging, the new treatment center platform, the intra-oral digital imaging, and the majority of the CAD/CAM system’s enhancements have been completed.

These projects are substantially complete. The remaining estimated costs to complete the outstanding enhancement to the CAD/CAM system at September 30, 2008 was $0.1 million (97% complete as at September 30, 2007). We anticipate that this project will be completed in fiscal year 2009 and begin to generate cash in fiscal year 2009.

There are no specific risks and uncertainties associated with these projects; however, the general risks relating to the Company as discussed under “Risk Factors” may apply.

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. For the fiscal year ended September 30, 2008, approximately 54% of Sirona’s revenue and approximately 76% of its expenses were in Euros. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between September 30, 2005 and September 30, 2008, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $1.1773 to a high of $1.6017. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of September 30, 2008, these contracts had notional amounts totaling $38.8 million.

Because these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for the current period. The exchange rates used in converting Euro denominated revenues into U.S. Dollar in the Company’s financial statements prepared in accordance with U.S. GAAP were: $1.50244 and $1.33129 for the fiscal years ended September 30, 2008 and 2007, respectively, based on the average of the foreign exchange rates for the individual quarters included within each year.

Loans made to Sirona under the new senior credit facility entered into on November 22, 2006 are denominated in the functional currency of the respective borrowers. See “Liquidity and Capital Resources” for a discussion of our new senior credit facility. However, intercompany loans are denominated in the functional currency of only one of the parties to the loan agreements. Where intercompany loans are of a long-term investment nature, the potential non-cash revaluations due to fluctuations in currency exchange rates are reflected within other comprehensive income. These fluctuations may be significant in any period due to changes in the exchange rates between the Euro and the U.S. Dollar.

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

Taxes

The German tax authorities examined the tax returns for the fiscal years 2001-2004. The results of the tax report issued upon completion of the audit have been fully reflected in our financial statements.

In August 2007 a new tax law was enacted in Germany which was applicable for Sirona’s entire fiscal year 2008. The new law reduces corporate tax rates in Germany and resulted in a revaluation of the deferred tax liabilities and assets, providing the Company with a non-cash tax benefit of $45.6 million in fiscal 2007. Furthermore, the lower German tax rates combined with tax planning initiatives resulted in a reduction of the effective tax rate for the year ended September 30, 2008.

Results of Operations

The table below sets forth Sirona’s results of operations for the fiscal periods presented:

	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006
	$’000s (except for per share amounts)
Revenue	$757,111	$659,949	$520,604
Cost of sales	411,489	355,475	278,685

Gross profit	345,622	304,474	241,919
Operating expenses/(income):
Selling, general and administrative expense	242,293	203,597	148,715
Research and development	48,744	46,945	33,107
Provision for doubtful accounts and notes receivable	824	217	348
Write off in-process research and development	—	—	6,000
Net other operating (income)/expenses	(10,000)	(162)	1,733

Operating income	63,761	53,877	52,016
Foreign currency transaction gain	(8,935)	(16,794)	(9,873)
Loss/(gain) on derivative instruments	6,660	169	(719)
Interest expense, net	26,795	28,166	54,275
Loss on debt extinguishment	—	21,145	—
Other expense/(income)	305	(586)	—

Income before taxes and minority interest	38,936	21,777	8,333
Income tax provision/(benefit)	9,337	(34,877)	7,360
Minority interest	160	185	218

Net income	$29,439	$56,469	$755

Net income per share
-basic	$0.54	$1.03	$0.02
-diluted	$0.53	$1.02	$0.02

Fiscal Year Ended September 30, 2008 compared to Fiscal Year Ended September 30, 2007

Revenue

Revenue for the fiscal year ended September 30, 2008 was $757.1 million, an increase of $97.2 million, or 14.7%, as compared with the fiscal year ended September 30, 2007. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro rate, total revenue increased by 5.6%. Growth rates were 18.2% (up 5.0% on a constant currency basis) for the Treatment Center segment, 16.9% (up 4.3% on a constant currency basis) for the Instruments segment, 13.8% (up 6.8% on a constant currency basis) for the CAD/CAM Systems segment, and 12.5% (up 5.3% on a constant currency basis) for the Imaging Systems segment.

The Treatment Center revenue growth was primarily driven by Sirona’s expanded presence in Italy and Japan and a strong business in the Middle East and South-East Asia.

The Instruments segment development was mainly driven by strong hygiene product sales as well as increased sales in several European countries like France, the UK, Benelux and Scandinavia.

Dental CAD/CAM Systems segment revenue growth was favorably impacted by the positive reception of our new MC XL milling machine in the market place. MC-XL trade-in programs for the existing CEREC users contributed positively to the revenue growth.

The Imaging Systems segment development was attributable to the continued adoption of digital radiography and sales of GALILEOS, the 3D digital panoramic imaging unit.

Revenue growth in all segments was mainly volume driven. Prices in general remained stable, with some pricing pressure in the panoramic imaging product lines.

The regional development demonstrates that Sirona continues to benefit from its geographical diversification. Revenue in the United States for the fiscal year ended September 30, 2008 increased by 2.4% compared to the prior year, whereas revenue growth outside of the United States was 20.7%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, revenue in the rest of the world increased by 7.0%. This performance was primarily due to Sirona’s expanded presence in Japan, Australia, Spain and Italy as well as strong sales in Russia and France.

Cost of Sales

Cost of sales for the fiscal year ended September 30, 2008 was $411.5 million, an increase of $56.0 million, or 15.8%, as compared with the fiscal year ended September 30, 2007. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $85.0 million as well as non-cash option expense of $0.7 million for the fiscal year ended September 30, 2008, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $74.5 million and non-cash option expense of $0.9 million for the fiscal year ended September 30, 2007. Excluding these amounts, gross profit as a percentage of revenue decreased by 0.7 percentage points to 56.9% in fiscal 2008 from 57.6% in the prior year.

Gross profit margins were negatively impacted by the strengthening of the Euro relative to the U.S. Dollar, as the majority of the expenses are Euro denominated. The gross profit margin for the Instrument, Imaging Systems and Treatment Center segments are at or above the prior year levels, while the trade-in programs for the MC XL unit resulted in a lower gross profit margin for the CAD/CAM Systems segment. The flat development of the Imaging Systems gross profit margin resulted from a favorable product mix, which was offset by pricing pressure in panoramic imaging product lines.

Selling, General and Administrative

For the fiscal year ended September 30, 2008, SG&A expense was $242.3 million, an increase of $38.7 million, or 19.0%, as compared with the fiscal year ended September 30, 2007. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $5.4 million, as well as non-cash option expense in the amount of $13.8 million for the fiscal year ended September 30, 2008, compared with $3.9 million and $12.3 million, respectively, for the fiscal year ended September 30, 2007. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 29.5% for the fiscal year ended September 30, 2008 as compared with 28.4% for the fiscal year ended September 30, 2007.

The increase in SG&A was primarily due to the strengthening of the Euro relative to the U.S. Dollar (as most of the expenses are Euro denominated), expenses associated with the growth in revenue and with Sirona’s expanded presence in various markets, including Italy and Japan.

Research and Development

R&D expense for the fiscal year ended September 30, 2008 was $48.7 million, an increase of $1.8 million, or 3.8%, as compared with the fiscal year ended September 30, 2007.

R&D expense included non-cash stock option expense in the amount of $1.0 million for the fiscal year ended September 30, 2008, compared with $1.3 million for the fiscal year ended September 30, 2007. Excluding this amount, as a percentage of revenue, R&D expense decreased to 6.3% for the year ended September 30, 2008, compared to 6.9% for the fiscal year ended September 30, 2007.

The increase of the absolute R&D expense was primarily driven by the strengthening of the Euro relative to the U.S. Dollar, as most R&D expenses were Euro denominated.

Net Other Operating Income

Net other operating income in the amount of $10.0 million for the fiscal year ended September 30, 2008, and $0 for the fiscal year ended September 30, 2007, respectively, result from the amortization of the deferred income relating to the Patterson exclusivity payment. See Note 15 to our consolidated financial statements included elsewhere in this document for more information.

Gain on Foreign Currency Transactions

Gain on foreign currency transactions for the year ended September 30, 2008 amounted to $8.8 million compared to a gain of $16.8 million for the year ended September 30, 2007. For the year ended September 30, 2008 the gain mainly included realized and unrealized foreign currency gains due to fluctuations of the U.S. Dollar/Euro and Yen/Euro exchange rate. Furthermore, the gain included realized foreign currency gain and unrealized non-cash foreign currency gain of $1.4 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on the U.S. Dollar denominated short term intra-group loans to German entities of $0.6 million.

The gain for the year ended September 30, 2007 included a foreign currency gain upon the repayment of the U.S. Dollar denominated bank debt of $3.9 million, an unrealized non-cash foreign currency gain of $11.3 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on the U.S. Dollar denominated short term intra-group loans to German entities of $6.6 million.

Loss/(Gain) on Derivative Instruments

The loss on derivative instruments for the year ended September 30, 2008 amounted to $6.7 million compared to a loss of $0.2 million for the year ended September 30, 2007. For the year ended September 30, 2008 the loss included an unrealized non-cash loss of $2.1 million on interest swaps, as well as an unrealized non-cash loss on foreign currency hedges of $4.5 million. The loss for the year ended September 30, 2007 included an unrealized non-cash loss of $1.7 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $(1.5) million.

Interest Expense

Net interest expense for the year ended September 30, 2008 was $26.8 million, compared to $28.2 million for the year ended September 30, 2007. This decrease was primarily due to lower LIBOR and EURIBOR rates.

Debt Extinguishment

The retirement of the borrowings under the Company’s previous credit facilities, the senior syndicated loan tranches A, B and C and the mezzanine loan facility was accounted for as a debt extinguishment in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The unscheduled repayment of the mezzanine facility by the Company resulted in a prepayment fee of $1.2 million (Euro 0.9 million). In addition, $19.9 million of unamortized debt issue costs relating to the previous credit facilities were written off. As a result, a loss on debt extinguishment totaling $21.1 million was recognized in the year ended September 30, 2007.

Income Tax Provision/(Benefit)

For the fiscal years ended September 30, 2008 and 2007, Sirona realized a profit before income taxes and minority interest of $38.9 million and $21.8 million, respectively. The average actual effective tax rate for these years was 24% and 35%, which would result in a provision of $9.3 million and $7.6 million, respectively. The income tax provision for the year ended September 30, 2008 was $9.3 million and the income tax benefit for the year ended September 30, 2007 was $(34.9) million. The tax benefit for the year ended September 30, 2007 resulted mainly from non-cash revaluations of deferred tax assets and liabilities resulting from an enacted tax rate reduction in Germany. These non-cash revaluations of deferred tax assets and liabilities totaled $(45.6) million.

Net Income

Sirona’s net income for the year ended September 30, 2008 was $29.4 million, a decrease of $(27.1) million, as compared with the year ended September 30, 2007. As described above, Sirona’s net income in 2007 was significantly impacted by the tax benefit of $(34.9) million, mainly resulting from the tax rate change in Germany, which reduced net deferred tax liabilities by $45.6 million. In addition, losses of $21.1 million were recorded on debt extinguishment (i.e. $13.7 million, net of taxes of $7.4 million) in fiscal year 2007. Other major impacts result from the Exchange and the MDP transaction. For the year ended September 30, 2008, amortization and depreciation expense resulting from the step-up of fair values of intangible and tangible assets related to the Exchange and MDP Transaction impacted net income by $90.4 million (i.e. $68.7 million, net of taxes of $21.7 million) as compared to $78.3 million (i.e. $50.9 million, net of taxes of $27.4 million) in the prior year. Furthermore, stock option expense was recorded in the amount of $15.6 million (i.e. $11.8 million, net of taxes of $3.7 million) as compared to $14.4 million (i.e. $9.4 million, net of taxes of $5.0 million) in the prior year. Fiscal year 2008 net income was also impacted by lower foreign currency transaction gains and higher losses on derivative instruments as compared to the prior year.

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Revenue

Revenue for the fiscal year ended September 30, 2007 was $659.9 million, an increase of $139.3 million, or 26.8%, as compared with the fiscal year ended September 30, 2006. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro rate, total revenue increased by 19.7%. Growth rates were 70.1% (up 61.1% on a constant currency basis) for the Imaging Systems segment, 15.1% (up 6.9% on a constant currency basis) for the Instruments segment, 13.4% (up 9.1% on a constant currency basis) for the CAD/CAM Systems segment, and 9.9% (up 1.7% on a constant currency basis) for the Treatment Center segment.

The positive Imaging Systems segment development in the fiscal year ended September 30, 2007 was attributable to the inclusion of the Schick operations for the full year, the continued adoption of digital radiography, and initial sales of the 3D digital panoramic imaging unit GALILEOS, which was launched in early 2007. While sales of GALILEOS contributed to the increase, the Company experienced a longer than expected sales cycle, as new product offerings entering the 3D digital marketplace caused the dental community to take longer to evaluate all of the available options.

The Instruments segment revenue increase resulted, in part from new products, such as endodontic applications, from multi-unit contract sales in emerging markets and a strong performance in Germany.

Dental CAD/CAM Systems segment revenue growth was impacted by the launch of our new MC-XL milling machine, which started shipping in March 2007. The first half of the year had negative year-over-year CAD/CAM segment growth due to (i) challenging year-over-year comparisons and (ii) investment caution as customers held back purchases of CAD/CAM systems in anticipation of the launch and delivery of our new milling unit. The second half of the year had strong CAD/CAM revenue growth as the MC-XL was well received in the marketplace. Together with our distribution partners, we implemented a trade-in program for existing CEREC users in the fourth quarter of fiscal year 2007. This trade-in program contributed positively to our fourth quarter revenue development.

Treatment Center revenue was positively impacted by strong revenues in Germany, China, and the Middle East.

Revenue growth in all segments was mainly volume driven while prices in general remained stable.

Revenue in the United States for the fiscal year ended September 30, 2007 increased by 37.7% compared to the same period last year. This development was particularly attributable to the inclusion of the Schick operations for the full fiscal year in 2007 and the continuing strong performance of the Imaging Systems segment, which benefited from the continued adoption of digital radiography and the first deliveries of our new 3D imaging unit GALILEOS. Revenue growth outside of the United States was 22.0%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, revenue in the rest of the world increased by 12.5%. Although all regions contributed to this development, revenues were particularly strong in Germany, the UK, Japan, China and Russia as well as in multi-unit contract sales in the Middle East.

Cost of Sales

Cost of sales for the fiscal year ended September 30, 2007 was $355.5 million, an increase of $76.8 million, or 27.6%, as compared with the fiscal year ended September 30, 2006. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $74.5 million as well as non-cash option expense of $0.9 million for the fiscal year ended September 30, 2007, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $53.1 million and non-cash option expense of $0 million for the fiscal year ended September 30, 2006. The year-over-year increase in amortization and depreciation expense for the twelve months mainly resulted from the step-up to fair values of Sirona’s net assets and liabilities related to the Exchange. Excluding these amounts, costs of sales as a percentage of revenue decreased to 42.4% for the twelve months ended September 30, 2007 compared with 43.3% for the twelve months ended September 30, 2006, and gross profit as a percentage of revenue increased by 0.9 percentage points to 57.6% from 56.7%.

The gross margin development was positively impacted by the addition of Schick’s product lines for the full fiscal year 2007, the launch of our 3D imaging unit GALILEOS as well as strong German sales and a favorable product mix in the Treatment Center segment.

These positive developments were partly offset by the trade-in program for the new MC-XL milling unit as well as higher manufacturing costs and start-up expenses. Gross profit margins were also negatively impacted by multi-unit contract sales in emerging markets for the Instruments segments and by variations in the U.S. Dollar/Euro rate as most of the expenses are denominated in Euro.

Selling, General and Administrative

For the fiscal year ended September 30, 2007, SG&A expense was $203.6 million, an increase of $54.9 million, or 36.9%, as compared with the fiscal year ended September 30, 2006. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $3.9 million as well as non-cash option expense in the amount of $12.3 million for the fiscal year ended September 30, 2007, compared with $2.0 million and $3.5 million, respectively, for the fiscal year ended September 30, 2006. The year-over-year increase in amortization and depreciation expense reflects the step-up to the fair values of certain assets resulting from the Exchange. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 28.4% for the fiscal year ended September 30, 2007 as compared with 27.5% for the fiscal year ended September 30, 2006.

The increase was primarily due to the inclusion of Schick, variations in the U.S Dollar/Euro exchange rate as most of the expenses were denominated in Euros, expenses associated with the growth in revenue and with Sirona’s expanded presence in various markets, including the United States, China and Japan and expenses related to the new product launches. Furthermore, administration expenses included in the fiscal year ended September 30, 2007 costs for the preparation and audit and review of U.S. GAAP accounts as well as compliance with Sarbanes Oxley, which were not applicable for the full fiscal year 2006.

Research and Development

R&D expense for the fiscal year ended September 30, 2007 was $46.9 million, an increase of $13.8 million, or 41.8%, as compared with the fiscal year ended September 30, 2006.

R&D expense included non-cash stock option expense in the amount of $1.3 million for the fiscal year ended September 30, 2007; the fiscal year ended September 30, 2006 did not include any non-cash stock option expense. Excluding this amount, as a percentage of revenue, R&D expense increased to 6.9% for the year ended September 30, 2007, compared to 6.4% for the year ended September 30, 2006.

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

Write-off of In-process Research and Development

Write-off of IPR&D for the fiscal years ended September 30, 2007 and 2006 was $0 and $6.0 million, respectively. The write-off was recorded as a result of the allocation of the acquisition purchase price for the Exchange. IPR&D projects included in the amount written off primarily relate to enhancements of the intra-oral sensor technology. This charge will not have a continued impact on Sirona’s future results.

Gain on Foreign Currency Transactions

Gain on foreign currency transactions for the year ended September 30, 2007 amounted to $16.8 million compared to a gain of $9.9 million for the year ended September 30, 2006. For the year ended September 30, 2007 the gain included foreign currency gain upon the repayment of the U.S. Dollar denominated bank debt of $3.9 million, an unrealized non-cash foreign currency gain of $11.3 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on the U.S. Dollar denominated short term intra-group loans to German entities of $6.6 million.

The gain for the year ended September 30, 2006 included an unrealized non-cash foreign currency gain of $6.0 million on the U.S. denominated bank debt and a non-cash cash foreign currency gain of $5.0 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment.

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

Net Income

Sirona’s net income for the year ended September 30, 2007 was $56.5 million, an increase of $55.7 million, as compared with the year ended September 30, 2006. As described above, Sirona’s net income was significantly impacted by the tax benefit of $(34.9) million as compared to the prior year income tax provision of $7.4 million, mainly resulting from the tax rate change in the German jurisdiction, which reduced net deferred tax liabilities by $45.6 million. Other major impacts result from the Exchange and the MDP transaction. For the year ended September 30, 2007, amortization and depreciation expense resulting from the step-up of fair values of intangible and tangible assets related to the Exchange and MDP Transaction impacted net income by $50.9 million (net of taxes of $27.4 million) as compared to $35.3 million (net of taxes of $19.0 million) in the prior year. In addition to this effect, losses of $13.7 million were recorded on debt extinguishment (net of taxes of $7.4 million). Furthermore, stock option expense was recorded in the amount of $9.4 million (net of taxes of $5.0 million) as compared to $2.3 million (net of taxes of $1.2 million) in the prior year. Net income also increased as result of lower interest expense due to the refinancing and increased foreign currency transaction gains. The increase in sales was partially offset by increases in cost of sales, selling, general and administrative expenses and research and development expense.

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

	Successor
	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006
	$’000s
Net cash provided by operating activities	$94,685	$79,175	$96,714
Net cash used in investing activities	(36,794)	(37,531)	(6,317)
Net cash used in financing activities	(8,538)	(29,588)	(78,493)

Increase in cash during the period	$49,353	$12,056	$11,904

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation. Net cash provided by operating activities was $94.7 million for the fiscal year ended September 30, 2008 compared to $79.2 million for the fiscal year ended September 30, 2007, and $96.7 million for the fiscal year ended September 30, 2006. The primary contributing factors to the increase in cash provided by operating cash flows in fiscal year 2008 were reductions in accounts receivable and inventories. Net cash provided by operating activities was also impacted by (i) income tax payments in the amount of $43.1 million and $41.7 million for the fiscal years ended September 30, 2008 and 2007 compared to $6.5 million for the fiscal year ended September 30, 2006 and (ii) accreted interest paid on the repayment of debt in connection with the refinancing in November 2006 in the amount of $8.6 million. Income tax payments in the years ended September 30, 2008 and 2007 included taxes for prior year periods, which had been accrued at the end of the fiscal year before, and for prepayments for fiscal years 2008 and 2007.

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

Net cash used in investing activities was $36.8 million for the year ended September 30, 2008, compared to $37.5 million for the year ended September 30, 2007, and $6.3 million for the year ended September 30, 2006. The primary contributors to the investing cash outflow in fiscal year 2008 were (i) investments in special tools and software developed for sale, related to product launches; the primary contributors in 2007 were (i) investments in special tools and software developed for sale, related to product launches, (ii) leasehold improvements for the Company’s new office building in Bensheim, and (iii) the acquisition of an imaging systems manufacturer and a sales and service company with $10.5 million. The primary contributor to the investing cash inflow in fiscal year 2006 was the Exchange with $14.6 million, offset by capital expenditures of $22.5 million primarily related to property, plant and equipment and software developed for sale.

Net Cash Used in Financing Activities

Net cash used in financing activities was $8.5 million for the year ended September 30, 2008 compared to net cash used in financing activities of $29.6 million for the year ended September 30, 2007 and net cash used in financing activities of $78.5 million for the year ended September 30, 2006. The cash used in financing activities in fiscal 2008 relates mainly to the repayment of the revolving credit facility of the Company. The cash used in financing activities in fiscal 2007 reflected the refinancing of the Company’s prior credit facilities as of November 24, 2006 and the utilization of the Company’s revolving credit facility in the period. Cash used in financing activities in fiscal 2006 comprised unscheduled prepayments of the Mezzanine loan (Euro 15.0 million or $17.4 million) as well as Tranche C (Euro 15.0 million or $17.4 million) and unscheduled and scheduled prepayments of Tranche A ($43.9 million) of the Senior Facility Loan.

Sirona believes that its operating cash flows and available cash (including restricted cash), together with its long-term debt borrowings, will be sufficient to fund its working capital needs, research and development expenses (including but not limited to the acquired in-process research and development) anticipated capital expenditures and debt service requirements for the foreseeable future.

Other Financial Data (unaudited):

	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006
	$’000s
Net income	$29,439	$56,469	$755
Net interest expense	26,795	28,166	54,275
Provision/(benefit) for income taxes	9,337	(34,877)	7,360
Depreciation	17,744	14,646	12,543
Amortization	91,649	78,994	54,311

EBITDA	$174,964	$143,398	$129,244

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

In addition to EBITDA, the accompanying financial tables also set forth certain supplementary information that Sirona believes is useful for investors in evaluating Sirona’s underlying operations. This supplemental information includes gains/losses recorded in the periods presented which relate to the early extinguishment of debt, share based compensation, revaluation of the U.S. Dollar-denominated exclusivity payment and borrowings where the functional currency is the Euro, and the Exchange. Sirona’s management believes that these items are either nonrecurring or noncash in nature, and should be considered by investors in assessing Sirona’s financial condition, operating performance and underlying strength.

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

Supplemental Information

	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006
	$’000s
Write off of IPR&D	$—	$—	$6,000
Fair Value increase in inventory	—	—	750
Loss on debt extinguishment	—	21,145	—
Share-based compensation	15,556	14,400	3,537
Unrealized, non-cash (gain) on revaluation of the carrying value of the $-denominated exclusivity fee	(1,424)	(11,274)	(4,972)
Foreign currency exchange (gain) on the early extinguishment of $-denominated bank debt	—	(3,885)	—
Unrealized, non-cash (gain) on revaluation of the carrying value of short-term intra-group loans	(565)	(6,572)	(6,022)

	$13,567	$13,814	$(707)

Long-term debt

Shareholder loan

Luxco granted Sirona Holding a loan of Euro 151.0 million in connection with the MDP Transaction. The loan accrues interest at 7.5% per annum. In connection with the Exchange, Sirona Dental Systems, Inc. took over the shareholder loan from Luxco. Effective June 20, 2006 (closing of the Exchange) the shareholder loan is eliminated on consolidation. The interest is being accumulated until the end of the loan term on June 30, 2015, when the loan and the interest is required to be repaid. From October 1, 2005 through June 20, 2006 interest of Euro 8.3 million ($10.1 million) has been accreted.

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

Contractual Obligations and Commercial Commitments

The following table summarizes contractual obligations and commercial commitments as of September 30, 2008:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$’000s
Long-term debt	$551,613	$7,263	$163,305	$381,045	$—
Operating lease obligations	54,710	8,918	13,095	9,042	23,655
Pension	24,954	1,927	4,555	4,876	13,596
Purchase commitments	85,348	73,166	12,126	56	—

Total	$716,625	$91,274	$193,081	$395,019	$37,251

The amounts disclosed above include capitalized interest of $5.2 million on long-term debt.

Off-Balance Sheet Arrangements

Customers can finance their purchases of Sirona products from their respective dealer through financial institutions. Prior to March 2003, Sirona offered to guarantee up to 10% of the total liability due to the financial institution from the customer in the event the customer defaulted on their payments. However, the contracts negotiated with the dealers, who sold the products to the third-party customers, granted Sirona a right of recourse against the dealer in such event. Sirona ceased issuing these guarantees after March 2003. The arrangements were generally provided for a five-year period and therefore the related guarantees issued by Sirona are expected to expire by 2009.

At September 30, 2008 and 2007, the maximum potential amount of future undiscounted payments that could be required to be made was $4.2 million and $6.3 million, respectively. However, these amounts may be recovered from dealers pursuant to the recourse arrangements described above. No related asset or liability has been recorded in Sirona’s consolidated financial statements as of September 30, 2008 or 2007.

In July 2005, Sirona entered into a sale and leaseback agreement regarding unused land on the Bensheim site of Sirona in Germany. The land was sold for Euro 0.9 million ($1.3 million at the U.S. Dollar/Euro exchange rate of September 30, 2008) to an unrelated property development company, who constructed an office building based on Sirona’s specifications on the site. Sirona leased the building from the property development company through an 18-year lease. Rental payments started in April 2007 when the building was ready for occupancy. Under the terms of the lease, rent is fixed at Euro 1.2 million ($1.7 million at the U.S. Dollar/Euro exchange rate of September 30, 2008) per annum until 2013. After 2013, rent is subject to adjustment according to an inflation index. The land remains an asset on Sirona’s balance sheet and the building has been accounted for as an operating lease.

Sirona does not have other off-balance sheet financing arrangements.

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

Revenue Recognition

Revenue, net of related discounts and allowances, is recognized when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and title and risk of loss has passed to customers based on the shipping terms. Returns of products, excluding warranty related returns, are infrequent and insignificant. Revenue related to products that contain software that is more than incidental to the product is recognized in accordance with AICPA Statement of Position No. 97-2, Software Revenue Recognition, as amended (“SOP 97-2”). For orders which contain one or more elements to be delivered at a future date, but do not include software that is more than incidental to the other elements, the Company recognizes revenue in accordance with Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). For revenue on certain CEREC units recognized in accordance with both SOP 97-2 and EITF 00-21, the Company allocates revenues between the various elements using the relative fair value method because vendor-specific objective evidence of fair value (“VSOE”) exists for all elements. Under the relative fair value method, as applied by the Company, the revenue is allocated between the elements of the arrangement in proportion to the VSOE of each element. The revenue allocated to the service contract is deferred until the service is provided. For revenue on certain GALILEOS units recognized in accordance with both SOP 97-2 and EITF 00-21, the Company allocates revenues between the various elements using the residual method because VSOE exists for the undelivered service contract but does not exist for the delivered product. Under the residual method, as applied by the Company, the revenue is allocated first to the undelivered elements based on VSOE and the residual contract amount is then allocated to the delivered element. The revenue allocated to the service contract is deferred until the service is provided.

The revenue allocated to the CEREC or GALILEOS product sold, which contains software and hardware the functionality of which is dependent on the software and for which the software is integral (i.e., software-related hardware), is recognized as revenue upon delivery which is when the risk and rewards of ownership are transferred. The VSOE of products and service contracts is based on the price charged when the same element is sold separately to customers or, in the case of GALILEOS service contracts that are sold together with the GALILEOS product, based on the service contract renewal rate.

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

Pensions and 401(k) Plan

The Company has defined benefit and defined contribution pension plans and an early retirement plan.

As of September 30, 2007, the Company adopted the recognition provisions of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). Upon adoption of SFAS 158, Sirona recognized as an adjustment to accumulated other comprehensive income the funded status of its benefit plans, measured as the difference between the fair value of plan assets and benefit obligations as of September 30, 2007, net of related tax effects. Beginning in fiscal 2008, Sirona recognized changes in the funded status of its benefit plans, not yet recognized in the income statement, in other comprehensive income until they are amortized as a component of net periodic benefit cost.

The impact of the adoption of SFAS 158 as of September 30, 2007 is summarized in the following table and reflects the recognition of the unrecognized actuarial gains as of September 30, 2007 within accumulated other comprehensive income, net of related tax effects:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
	$’000s
Deferred tax assets (non-current)	$4,249	$(1,755)	$2,494
Total assets	1,659,498	(1,755)	1,657,743
Liability for pension benefits	55,821	(6,371)	49,450
Total liabilities	1,054,564	(6,371)	1,048,193
Accumulated other comprehensive income	40,372	4,616	44,988
Total stockholders’ equity	604,450	4,616	609,066

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

The key assumption used in the actuarial calculations for the defined benefit pension plans is the selection of the appropriate discount rate. The discount rate has been selected by reference to market interest rates. The discount rate used reflects the rates available on high quality fixed income investment of appropriate duration at the measurement dates of each year. Fluctuations in market interest rates could impact the amount of pension expense recorded for these plans. The discount rate assumption changed from 5.25% at September 30, 2007 to 6.00% at September 30, 2008 thereby affecting the amount of pension expense recorded during each period.

Plan assets consist of contributions made by Sirona to a pension support fund of an insurance company, the custodian, which in turn invests these contributions. The insurance company guarantees the employees the investments will generate a minimum return of 3.25%. The plan assets are invested in equity securities (30.6%), fixed income securities (56.1%) and other assets (13.3%).

As of September 30, 2008 there were actuarial gains that will be amortized through the corridor approach method during the years of service remaining beginning fiscal year 2009. The reasons for the appearance of these gains are the increase of the retirement age in Germany and the increase of the discount rate.

Contributions made to the defined contribution pension plans and the 401(k) savings plan for U.S. employees are accrued based on the contributions required by the plan.

The Company also has an early retirement plan, Altersteilzeit (“ATZ”), which allows certain German employees who have been accepted into the plan to retire at 60 rather than at the legal retirement age of 65. Eligible employees are those who have attained the age of 55 or who will attain the age of 55 by calendar year 2009 and have been accepted to participate in the ATZ plan. The ATZ plan can cover a period between the ages of 58 to 63 of the participating employees and is split into an active service period, where the employees work full time for the Company, and an inactive service period, where the employees do not work for the Company. During the active service period, the employees receive 50% of their salary and the remaining 50% of their salary, plus a bonus payment equal to 35% of their salary is paid during the inactive service period. The Company recognizes the salary component of the ATZ plan over the period from the beginning of the ATZ period to the end of the active service period. The Company recognizes the bonus component over the period from the point at which the employee signs the ATZ contract until the end of the active service period.

Income Taxes

Sirona recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Sirona regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, as necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If Sirona is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, it could be required to increase its valuation allowance against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on operating results. As of September 30, 2008, Sirona had recorded valuation allowances against its deferred tax assets in the amount of $6.9 million. Further information on income taxes is provided in Note 11 to the consolidated financial statements appearing elsewhere in this report.

Effective at the beginning of 2008, the Company adopted Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Further information may be found in Note 11, “Income Taxes” in the Notes to Consolidated Financial Statements of this Form 10-K.

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that the Company determines all or part of the net deferred tax assets are not realizable in the future, the Company will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of FIN 48 and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

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

Purchase Accounting

Sirona has recorded a change in basis of the assets and liabilities acquired in the Exchange, the MDP Transaction and EQT Transaction. These transactions required the assets and liabilities to be recorded either at partial fair value or fair value as described in Note 4 to Sirona’s consolidated financial statements contained elsewhere in this document. In determining the fair value of assets and liabilities, Sirona is required to make certain key assumptions that could materially impact the value of the assets or liabilities recorded.

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

Recent Accounting Pronouncements Not Yet Adopted

Please see Note 3 to our consolidated financial statements in “Item 8, Financial Statements and Supplementary Data.”

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

The following discussion should be read in conjunction with Notes 2 and 14 to Sirona’s audited consolidated financial statements appearing elsewhere in this Report, which provide further information on Sirona’s derivative instruments.

Interest Rate Sensitivity

To reduce the exposure associated with Sirona’s variable rate debt, Sirona has entered into interest rate swap agreements that limit the variable rate for portions of the bank loans. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Long-term debt” for further details.

As of September 30, 2008, the interest rate swaps had notional amounts of $362.4 million and a fair value liability of $2.0 million. The variable benchmark interest rates associated with these instruments ranged from 3.5% to 5.24%. A hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased the interest expense for the year ended September 30, 2008 by approximately $1.9 million.

Exchange Rate Sensitivity

The Euro is the functional currency for the majority of Sirona’s subsidiaries, including its German operations, which are the primary sales and manufacturing operations of Sirona. Sales from other Sirona operations are denominated in various foreign currencies. Sales in Euro, U.S. Dollar and other currencies represented 54%, 34% and 12%, respectively, of total sales for fiscal 2008. In order to hedge portions of the transactional exposure to fluctuations in exchange rates between the U.S. Dollar and the Euro, based on forecasted and firmly committed cash flows, Sirona enters into forward foreign currency (different from functional currency) contracts. These forward foreign currency contracts are intended to protect Sirona against the short-term effects of changes in the exchange rates. Sirona does not apply hedge accounting to these forward foreign currency contracts.

The table below provides information, as of September 30, 2008, about receivables and derivative financial instruments by functional currency and presents such information in U.S. Dollars, which is Sirona’s reporting currency. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates. The estimated fair value of receivables is considered to approximate their carrying value because receivables have a short maturity. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

As of September 30, 2008	Expected Maturity Date
	2008	2009	2010	2011	2012	Beyond 2012	Total	Fair Value
	$’000s
Receivables:
U.S. Dollar	$28,838	$—	—	—	—	—	$28,838	$28,838
Japanese Yen	6,843	—	—	—	—	—	6,843	6,843
Australian Dollar	1,595	—	—	—	—	—	1,595	1,595
Danish Krone	1,121	—	—	—	—	—	1,121	1,121
Chinese Yuan Renminbi	1,357	—	—	—	—	—	1,357	1,357
UK Sterling	95	—		—	—	—	95	95
Swiss Francs	13	—	—	—	—	—	13	13

	$39,862	$—	—	—	—	—	$39,862	$39,862

Forward Exchange Contracts:
U.S. Dollar notional amount	$38,750	—	—	—	—	—	—	$(2,767)
Average contract exchange rate	$1.5389	—	—	—	—	—	—	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included as a separate section of this Annual Report on Form 10-K, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2008. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, management believes that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm which audited the Company’s financial statements included in this Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. Please see attestation report on page F-3.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Amended and Restated Service Agreement with Jost Fischer

On December 2, 2008, the Company’s executive compensation committee of the board of directors approved an amended and restated service agreement between the Company, Sirona Dental GmbH, Austria, and Jost Fischer, the Company’s Chairman, President and Chief Executive Officer. The agreement amends and restates the executive service agreement between Sirona Dental GmbH, Austria, and Mr. Fischer, dated as of October 1, 2007, which superseded the employment agreement between SIRONA Beteiligungs- und Verwaltungsgesellschaft m.b.H., Germany, and Mr. Fischer, dated as of January 25, 2002. The October 1, 2007 service agreement conformed the existing employment arrangement between Sirona group and Mr. Fischer for Austrian law, but did not otherwise materially change the employment arrangement between Sirona group and Mr. Fischer.

The December 2, 2008 amended and restated agreement provides that Mr. Fischer is eligible to receive a bonus under the Company’s Executive Bonus Plan. The December 2, 2008 agreement is entered into for an indefinite time, however, it may be terminated by Mr. Fischer or Sirona Dental GmbH with a least six months’ notice. If the agreement is terminated for other than cause, Mr. Fischer is eligible for a severance payment equal to his annual base salary, 100% of his target bonus amount and 100% of the monetary value of health and welfare benefits being received by Mr. Fischer (the “Regular Severance Payment”); provided that if Mr. Fischer terminates the agreement, he shall instead be entitled to receive a severance payment in an amount equal to the product of the Regular Severance Payment divided by 12 times the lesser figure of (i) 12 months and (ii) the excess of 24 months minus the number of months between the date of notice of termination of the agreement and the effective date of such termination. As an example, if such notice of termination of the agreement is given by Mr. Fischer 20 months before the effective date of such termination, then his severance payment would be one third of the Regular Severance Payment. Mr. Fischer is eligible for a payment of an additional up to 50% of the Regular Severance Payment if he meets certain conditions with respect to noncompetition. In the event of a change of control, any securities or options granted to Mr. Fischer in the Company or its subsidiaries shall fully vest and be transferable subject to applicable securities laws and exchange rule restrictions. During the first year after termination of employment without cause, Mr. Fischer may not compete with the Company, however such period of noncompetition is reduced depending on the length of notice given by Mr. Fischer in the event he terminates the agreement.

Amended and Restated Service Agreement with Simone Blank

On December 2, 2008, the Company’s executive compensation committee of the board of directors approved an amended and restated service agreement between the Company, Sirona GmbH, Austria, and Simone Blank, the Company’s Executive Vice President and Chief Financial Officer. The agreement amends and restates the executive service agreement between Sirona GmbH, Austria, and Ms. Blank, dated as of October 10, 2007, which superseded the employment agreement between SIRONA Beteiligungs- und Verwaltungsgesellschaft m.b.H., Germany, and Ms. Blank, dated as of June 27, 2001. The October 10, 2007 service agreement conformed the existing employment arrangement between Sirona group and Ms. Blank for Austrian law, but did not otherwise materially change the employment arrangement between Sirona group and Ms. Blank.

The December 2, 2008 amended and restated agreement provides that Ms. Blank is eligible to receive a bonus under the Company’s Executive Bonus Plan. The December 2, 2008 agreement is entered into for an indefinite time, however, it may be terminated by Ms. Blank or Sirona Dental GmbH with a least six months’ notice. If the agreement is terminated for other than cause, Ms. Blank is eligible for a severance payment equal to her annual base salary, 100% of her target bonus amount and 100% of the monetary value of health and welfare benefits being received by Ms. Blank (the “Regular Severance Payment”); provided that if Ms. Blank terminates the agreement, she shall instead be entitled to receive a severance payment in an amount equal to the product of the Regular Severance Payment divided by 12 times the lesser figure of (i) 12 months and (ii) the excess of

24 months minus the number of months between the date of notice of termination of the agreement and the effective date of such termination. As an example, if such notice of termination of the agreement is given by Ms. Blank 20 months before the effective date of such termination, then her severance payment would be one third of the Regular Severance Payment. Ms. Blank is eligible for a payment of an additional up to 50% of the Regular Severance Payment if she meets certain conditions with respect to noncompetition. In the event of a change of control, any securities or options granted to Ms. Blank in the Company or its subsidiaries shall fully vest and be transferable subject to applicable securities laws and exchange rule restrictions. During the first year after termination of employment without cause, Ms. Blank may not compete with the Company, however such period of noncompetition is reduced depending on the length of notice given by Ms. Blank in the event she terminates the agreement.

Amendment to Employment Agreement of Jeffrey T. Slovin

On December 2, 2008, the Company’s executive compensation committee of the board of directors approved an amendment to the Amended and Restated Employment Agreement of Jeffrey T. Slovin, the Company’s Executive Vice President and Chief Operating Officer of U.S. Operations, dated as of June 14, 2006. The amendment provides that Mr. Slovin is eligible to receive a bonus under the Company’s Executive Bonus Plan. The bonus will be paid in the calendar year in which such bonus is earned. In the event Mr. Slovin is terminated by the Company without cause or he terminates for good reason, he is eligible to receive severance payments of his annual base salary for a period of 24 months following termination, a payment of two times the target bonus he would otherwise have received during the year in which termination occurs, and health and welfare benefits for a maximum of 24 months following termination.

Company’s 2009 Executive Bonus Plan

On December 2, 2008, the board of directors of the Company approved the Company’s 2009 Executive Bonus Plan (the “Plan”). Jost Fischer, Simone Blank, Jeffrey Slovin and Theo Haar have been selected to participate in the Plan. This Plan replaces the Company’s 2008 Executive Bonus Plan, which plan is described in Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 8, 2008.

The Plan provides for the award of cash bonuses to our senior executive officers based upon the Company’s fiscal year financial performance. Performance measures include a revenue measure and an adjusted EBITDA measure. The revenue measure is weighted 25% while the adjusted EBITDA measure is weighted 75% in determining the bonus earned. The participants are awarded 100% of target bonus at target Company performance of the revenue measure and the adjusted EBITDA measure. Participants may earn more or less than target bonus depending on actual Company performance. Participants may earn no more than 200% of their target bonus under the Plan. Target bonuses have been established as 84% of annual base salary, 59% of annual base salary, 59% of annual base salary and 58% of annual base salary for Jost Fischer, Simone Blank, Jeffrey Slovin and Theo Haar, respectively. The executive compensation committee shall determine the amount earned based upon the Company’s audited financial statements and payment shall be made to participants in the calendar year that includes the end of the relevant fiscal year and within 10 days of the executive compensation committee’s determination of the amount earned.

PART III

ITEM 10.	DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements, See Index to Financial Statements on Page F-1

(b) The following Exhibits are included in this report:

Exhibit No.	Item Title
2.1	Exchange Agreement, by and among Sirona Holdings Luxco S.C.A, Blitz 05-118 GmbH and Schick Technologies, Inc., dated September 25, 2005 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on September 26, 2005)

2.2	Amendment No. 1 to Exchange Agreement, dated May 11, 2006 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 16, 2006)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-33731, filed on June 30, 1997)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 20, 2006)

3.3	Bylaws of the Company effective as of November 1, 2005 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on March 8, 2006)

4.1	Form of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-153092, filed on August 20, 2008)

10.1	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on July 13, 2001)†

10.2	Amendment to 1996 Employee Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on May 16, 2006)†

10.3	1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on June 18, 2003)†

10.4	Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on January 26, 2007)†

10.5	Form of Stock Option Notice under Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference to Form 8-K filed on February 28, 2007)†

10.5	Distributorship Agreement, dated April 6, 2000, by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed on June 29, 2000)**

10.6	Amendment No. 1 to Distributorship Agreement, dated July 1, 2005 by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.1 to Form 10-Q/A, filed on March 24, 2006)**

10.7	Consulting and Non-Competition Agreement between Schick Technologies, Inc. and David B. Schick, dated May 7, 2004 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)

10.8	Transaction Services Agreement by and between Blitz F04-506 GmbH, Sirona Dental Services GmbH & Co KG, Sirona Dental Systems GmbH, MDP IV Offshore GP, LP and Harry M. Jansen Kraemer, Jr., dated July 6, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed on December 11, 2006)

Exhibit No.	Item Title
10.9	Registration Agreement between the Company and Luxco, dated as of June 20, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)

10.10	Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 14, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)†

10.11	Employment Agreement between the Company and Michael Stone, dated as of June 14, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)†

10.12	Transition and Severance Agreement between the Company and Zvi Raskin, dated as of June 14, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)†

10.13	Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Jost Fischer, dated as of January 25, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed on August 9, 2006)†

10.14	Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Simone Blank, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed on August 9, 2006)†

10.15	Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Theo Haar, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.7 to Form 10-Q, filed on August 9, 2006)†

10.16	Consolidated and Restated Amendment to Distributorship Agreement between Sirona Dental Systems GmbH and Patterson Companies, Inc. (incorporated by reference to Exhibit 10.8 to Form 10-Q, filed on August 9, 2006)**

10.17	Senior Facilities Agreement (incorporating amendments made on December 5, 2006 and January 19, 2007) among Sirona Dental Systems, Inc., Schick Technologies, Inc., Sirona Dental Systems GmbH, Sirona Dental Services GmbH, Sirona Dental Systems LLC, Sirona Holding GmbH, Sirona Immobilien GmbH, J.P. Morgan PLC, UBS Limited, JPMorgan Chase Bank, N.A., and J.P. Morgan Europe Limited, dated November 22, 2006 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed May 10, 2007)

10.18	Description of the Sirona Dental Systems, Inc. EVA Plan†

10.19	Employment Agreement between Schick Technologies, Inc. and Jeffrey T. Slovin, dated June 9, 2004 (superseded by the employment agreement dated June 20, 2006 (the “2006 Employment Agreement) incorporated by reference as Exhibit 10.10 to this Form 10-K, except for the bonus information” contained in Section IV referenced in the 2006 employment agreement)†

10.20	Company’s 2008 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 8, 2008)†

10.21	Company’s 2009 Executive Bonus Plan†*

10.22	Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Jost Fischer, dated as of December 2, 2008 (superceding an Executive Service Agreement between Sirona Dental GmbH and Jost Fischer, dated as of October 10, 2007, which superceded the Employment Agreement between Siron Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Jost Fischer, dated as of January 25, 2002)†*

10.23	Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Simone Blank, dated as of December 2, 2008 (superceding an Executive Service Agreement between Sirona Dental GmbH and Simone Blank, dated as of October 1, 2007, which superceded the Employment Agreement between Siron Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Simone Blank, dated as of June 27, 2001)†*

Exhibit No.	Item Title
10.24	Amendment to Employment Agreement, dated as of December 2, 2008, between the Company and Jeffrey T. Slovin (amending the Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 14, 2006 and superceding the Employment Agreement between the Company and Jeffrey T. Slovin dated as of June 9, 2004)†*

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)

16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission confirming statements made about it by Company in connection with changes to the Company’s certifying accountant (incorporated by reference to Exhibit 16.1 to Form 8-K, filed June 26, 2006)

21.1	List of Subsidiaries of Company*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

†	Compensatory plan or arrangement

*	Filed herewith

**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 4, 2008	Sirona Dental Systems, Inc.

	By:	/S/ JOST FISCHER
Jost Fischer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOST FISCHER Jost Fischer	Chairman of the Board and Director, President and Chief Executive Officer (Principal Executive Officer)	December 4, 2008

/s/ SIMONE BLANK Simone Blank	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 4, 2008

/s/ NICHOLAS W. ALEXOS Nicholas W. Alexos	Director	December 4, 2008

/s/ DAVID BEECKEN David Beecken	Director	December 4, 2008

/s/ WILLIAM K. HOOD William K. Hood	Director	December 4, 2008

/s/ ARTHUR D. KOWALOFF Arthur D. Kowaloff	Director	December 4, 2008

/s/ HARRY M. JANSEN KRAEMER, JR. Harry M. Jansen Kraemer, Jr.	Director	December 4, 2008

/s/ TIMOTHY D. SHEEHAN Timothy D. Sheehan	Director	December 4, 2008

/s/ JEFFREY T. SLOVIN Jeffrey T. Slovin	Director	December 4, 2008

/s/ TIMOTHY P. SULLIVAN Timothy P. Sullivan	Director	December 4, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sirona Dental Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2008 in conformity with generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirona Dental Systems, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 4, 2008 expressed an unqualified opinion on the effectiveness of Sirona Dental Systems, Inc.’s internal control over financial reporting.

KPMG AG Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany

December 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sirona Dental Systems, Inc.:

We have audited Sirona Dental Systems, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirona Dental Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sirona Dental Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2008, and our report dated December 4, 2008 expressed an unqualified opinion on those financial statements.

KPMG AG Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany

December 4, 2008

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2008	September 30, 2007
		$’000 (except for share amounts)
ASSETS
Current assets
Cash and cash equivalents		$149,663	$99,842
Restricted cash		934	908
Accounts receivable, net of allowance for doubtful accounts of $1,741 and $1,475, respectively	7	80,319	87,074
Inventories, net	8	77,733	74,834
Deferred tax assets	11	12,199	9,040
Prepaid expenses and other current assets		21,407	18,801
Income tax receivable	11	12,505	3,758

Total current assets		354,760	294,257
Property, plant and equipment, net of accumulated depreciation and amortization of $47,992 and $31,037, respectively	9	100,134	80,523
Goodwill	10	683,075	677,506
Investments		1,584	1,254
Intangible assets, net of accumulated amortization of $246,539 and $156,776, respectively	10	514,601	597,302
Other non-current assets		3,661	4,407
Deferred tax assets	11	1,190	2,494

Total assets		$1,659,005	$1,657,743

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$39,803	$46,190
Short-term debt and current portion of long-term debt	13	9,093	23,041
Income taxes payable	11	4,544	5,543
Deferred tax liabilities	11	1,650	3,264
Accrued liabilities and deferred income	12	85,309	84,348

Total current liabilities		140,399	162,386
Long-term debt	14	544,350	540,143
Deferred tax liabilities	11	174,420	192,808
Other non-current liabilities		11,489	13,406
Pension related provisions	21	47,378	49,450
Deferred income	15	80,000	90,000

Total liabilities		998,036	1,048,193

Minority interest		626	484
Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		—	—
Common stock ($0.01 par value; 95,000,000 shares authorized: 54,865,995 and 54,765,285 shares issued and outstanding)		549	548
Additional paid-in capital		620,732	603,570
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		38,502	9,063
Accumulated other comprehensive income	6	49,663	44,988

Total shareholders’ equity		660,343	609,066

Total liabilities, minority interest and shareholders’ equity		$1,659,005	$1,657,743

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Notes	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006
		$’000 (except per share amounts)
Revenue	22	$757,111	$659,949	$520,604
Cost of sales	22	411,489	355,475	278,685

Gross profit		345,622	304,474	241,919
Selling, general and administrative expense		242,293	203,597	148,715
Research and development		48,744	46,945	33,107
Provision for doubtful accounts and notes receivable		824	217	348
Write off of in-process research and development		—	—	6,000
Net other operating (income)/expense		(10,000)	(162)	1,733

Operating income		63,761	53,877	52,016
Foreign currency transactions (gain), net		(8,935)	(16,794)	(9,873)
Loss/(gain) on derivative instruments		6,660	169	(719)
Interest expense, net	20	26,795	28,166	54,275
Loss on debt extinguishment		—	21,145	—
Other expense/(income)		305	(586)	—

Income before taxes and minority interest		38,936	21,777	8,333
Income tax provision/(benefit)		9,337	(34,877)	7,360
Minority interest		160	185	218

Net income		$29,439	$56,469	$755

Income per share
- Basic	16	$0.54	$1.03	$0.02
- Diluted	16	$0.53	$1.02	$0.02
Weighted average shares—basic		54,797,493	54,701,997	41,884,704
Weighted average shares—diluted		55,287,095	55,538,462	42,206,637

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common share capital	Amount of common shares issued	Additional paid-in capital	Excess of purchase price over predecessor basis	Retained earnings/ (accumulated deficit)	Accumulated other comprehensive income	Total
	$’000s (except for amount of common shares issued)
Balances as of September 30, 2005	$30	36,972,480	$123,696	$(49,103)	$(48,161)	$230	$26,692
Issuance of common stock in Exchange	516	17,617,433	455,007	—	—	—	455,523
Issuance of common stock upon exercise of options	—	18,221	160	—	—	—	160
Stock compensation	—		3,537	—	—	—	3,537
Tax benefit of stock options exercised	—		47	—	—	—	47
Comprehensive loss:
Net income	—		—	—	755	—	755
Cumulative translation adjustment	—		—	—	—	1,132	1,132

Total comprehensive income	—		—	—	755	1,132	1,887

Balances as of September 30, 2006	546	54,608,134	582,447	(49,103)	(47,406)	1,362	487,846
Issuance of common stock upon exercise of options	2	159,384	1,392	—	—	—	1,394
Retirement of common stock		(2,233)
Stock compensation	—		14,400	—	—	—	14,400
Tax benefit of stock options exercised	—		5,331	—	—	—	5,331
Comprehensive income:
Net income	—		—	—	56,469	—	56,469
Cumulative translation adjustment	—		—	—	—	39,010	39,010

Total comprehensive income	—		—	—	56,469	39,010	95,479

Adjustment to initially apply SFAS 158, net of tax	—		—	—	—	4,616	4,616

Balances as of September 30, 2007	548	54,765,285	603,570	(49,103)	9,063	44,988	609,066
Issuance of common stock upon exercise of options	1	100,710	1,024	—	—	—	1,025
Retirement of common stock
Stock compensation	—		15,556	—	—	—	15,556
Tax benefit of stock options exercised	—		582	—	—	—	582
Comprehensive income:
Net income	—		—	—	29,439	—	29,439
Cumulative translation adjustment	—		—	—	—	2,637	2,637
Unrecognized elements of pension cost, net of tax	—		—	—	—	2,038	2,038

Total comprehensive income	—		—	—	29,439	4,675	34,114

Balances as of September 30, 2008	$549	54,865,995	$620,732	$(49,103)	$38,502	$49,663	$660,343

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006
	$’000s
Cash flows from operating activities
Net income	$29,439	$56,469	$755
Adjustments to reconcile net income to net cash provided by operating activities
Minority interest	138	183	199
Depreciation and amortization	106,042	96,378	62,931
Loss/(gain) on disposal of property, plant and equipment	57	157	(22)
Loss/(gain) on derivate instruments	6,660	169	(719)
Foreign currency transactions gain	(8,935)	(16,794)	(9,873)
Deferred income taxes	(23,561)	(72,683)	(12,340)
Write off of in-process research and development	—	—	6,000
Amortization of debt issuance cost	1,270	4,405	5,820
Loss on debt extinguishment	—	19,964	—
Compensation expense from stock options	15,556	14,400	3,537

Changes in assets and liabilities
Accounts receivable	7,906	(7,656)	(6,850)
Inventories	(2,091)	(7,133)	(529)
Prepaid expenses and other current assets	(2,216)	11,907	18,110
Restricted Cash	(16)	152	(222)
Other non-current assets	(361)	(4,544)	5,805
Trade accounts payable	(7,290)	14,186	(2,247)
Accrued interest on long term debt	(4,314)	13,983	14,907
Accrued liabilities and deferred Income	(9,567)	(24,196)	(5,985)
Other non-current liabilities	(4,658)	(11,913)	9,207
Income taxes receivable	(8,320)	(2,198)	—
Income taxes payable	(1,054)	(6,061)	8,230

Net cash provided by operating activities	94,685	79,175	96,714

Cash flows from investing activities
Investment in property, plant and equipment	(36,074)	(26,878)	(20,950)
Proceeds from sale of property, plant and equipment	154	577	804
Restricted short term investments/securities	—	—	717
Purchase of intangible assets	(544)	(260)	(1,531)
Purchase of long-term investments	(330)	(504)	—
Acquisition of businesses, net of cash acquired	—	(10,466)	14,643

Net cash used in investing activities	(36,794)	(37,531)	(6,317)

The accompanying notes are an integral part of these financial statements.

	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006
	$’000s
Cash flows from financing activities
Repayments of long-term debt	(10,121)	(559,294)	(78,653)
Proceeds from borrowings	—	529,747	—
Debt issuance cost	—	(5,591)	—
Common shares issued on share based compensation plans	1,024	1,394	160
Tax effect of common shares exercised under share based compensation plans	559	4,156	—

Net cash used in financing activities	(8,538)	(29,588)	(78,493)

Change in cash and cash equivalents	49,353	12,056	11,904
Effect of exchange rate change on cash & cash equivalents	468	7,226	2,715
Cash and cash equivalents at beginning of period	99,842	80,560	65,941

Cash and cash equivalents at end of period	$149,663	$99,842	$80,560

Supplemental information
Interest paid	$30,192	$30,223	$32,456
-thereof accreted Interest paid on repayment of long-term debt	—	8,594	—
Interest capitalized	653	259	244
Income taxes paid	43,051	41,731	6,499
Acquisition of businesses, net of cash acquired
Current assets	—	14,682	19,450
Property, plant and equipment	—	870	207,961
Goodwill, licenses, customer lists and other non-current assets	—	11,773	289,048
Current liabilities	—	(14,433)	(75,579)
Other long term liabilities	—	(2,426)	—
Shares and options exchanged	—	—	(455,523)

	$—	$10,466	$(14,643)

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and its operations

Sirona Dental Systems, Inc. and its subsidiaries manufacture high quality, technologically advanced dental equipment and systems solutions for the global dental equipment market. We offer a broad range of products across all major segments of the dental equipment market including CEREC, CAD/CAM systems, digital and film based intra oral and panoramic imaging systems, treatment centers and instruments. In 2006, we acquired the Schick business, which further expanded our global presence and product offerings and strengthened our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 125 years. Sirona’s headquarters are located in Long Island City, New York with the largest facility located in Bensheim, Germany, as well as other support, manufacturing, assembling and sales & service facilities throughout the world.

2. Basis of presentation and summary of significant accounting policies

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts are reported in thousands of U.S. Dollars ($), except per share amounts or as otherwise disclosed.

Principles of consolidation

The consolidated financial statements include, after eliminating inter-company transactions and balances, the accounts of Sirona Dental Systems, Inc. and its subsidiaries. The Company applies the equity method of accounting for investments in associated companies over which the Company has significant influence but does not have effective control.

On September 25, 2005 Schick Technologies, Inc. (“Schick”), which on June 20, 2006 was renamed as Sirona Dental Systems, Inc. (“Sirona” or the “Company”), entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. (“Luxco”) and Sirona Holding GmbH (“Sirona Holding”) providing for an issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consists of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of Euro 150,992 ($181,960) plus accrued interest (the “Exchange”). The Exchange closed on June 20, 2006. For accounting purposes, the Exchange has been accounted for as a reverse acquisition of Schick by Sirona Holding. The historical financial statements of Sirona Holding and its predecessors are the historical financial statements of the Company, and the acquisition by Sirona Holding of the assets and liabilities of Schick has been accounted for under the purchase method of accounting. Results of operations of Schick and its wholly owned subsidiary have been included in these annual financial statements from June 20, 2006, the effective date of the Exchange (see Note 4—The Exchange).

On June 30, 2005, Sirona Holdings Luxco S.C.A. (“Luxco”), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O’Keefe, management and employees of Sirona, obtained control over the Sirona business. The transaction was effected by using new legal entities, Sirona Holding GmbH (formerly Blitz 05-118 GmbH) and its wholly owned subsidiary Sirona Dental Services GmbH, to acquire 100% of the interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business through a leveraged buy-out transaction (the “MDP Transaction”). The MDP Transaction was accounted for in accordance with Emerging Issues Task Force Issue (“EITF”) No. 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”), in a manner similar to a business combination under FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). Certain members of Sirona management who were deemed to be in the control group held equity interests in Sirona Group prior to and subsequent to the MDP Transaction (“Continuing Shareholders”). The interests of the

Continuing Shareholders have been reflected at the predecessor basis, resulting in 9.15% of each asset and liability acquired being valued at historical cost at June 30, 2005. The remaining 90.85% interest in each asset and liability was recognized at fair value at June 30, 2005 and the excess of purchase price over predecessor basis is presented as a separate component of shareholders’ equity.

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

Foreign currency

The functional currency for foreign operations has been determined in all cases to be the local currency. Assets and liabilities of foreign subsidiaries are translated at exchange rates on the balance sheet date; revenue and expenses are translated at the weighted average exchange rates for the interim periods within the full period. Operating cash flows are translated based on the weighted average exchange rates for the full period based on the net income line. Investing and financing cash flows are translated based on the exchange rate applicable to the respective transaction. The effects of these translation adjustments are recognized in shareholders’ equity, as a component of accumulated other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, as well as the fair value adjustment of forward foreign exchange contracts, are shown separately on the face of the consolidated statements of income.

Comprehensive income

In addition to net income, comprehensive income includes other charges or credits to equity other than those resulting from transactions with shareholders. Accumulated other comprehensive income relates to foreign currency translation adjustments related to the Company’s foreign subsidiaries as well as to the pension adjustment resulting from the application of SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). Components of comprehensive income are included within the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

Revenue recognition

Revenue, net of related discounts and allowances, is recognized when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and title and risk of loss has passed to customers based on the shipping terms. Returns of products, excluding warranty related returns, are infrequent and insignificant. Revenue related to products that contain software that is more than incidental to the product is recognized in accordance with AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended (“SOP 97-2”). For orders which contain one or more elements to be delivered at a future date, but do not include software that is more than incidental to the other elements, the Company recognizes revenue in accordance with EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. For revenue on certain CEREC units recognized in accordance with both SOP 97-2 and EITF

00-21, the Company allocates revenues between the various elements using the relative fair value method because vendor-specific objective evidence of fair value (“VSOE”) exists for all elements. Under the relative fair value method, as applied by the Company, the revenue is allocated between the elements of the arrangement in proportion to the VSOE of each element. The revenue allocated to the service contract is deferred until the service is provided. For revenue on certain GALILEOS units recognized in accordance with both SOP 97-2 and EITF 00-21, the Company allocates revenues between the various elements using the residual method because VSOE exists for the undelivered service contract but does not exist for the delivered product. Under the residual method, as applied by the Company, the revenue is allocated first to the undelivered elements based on VSOE and the residual contract amount is then allocated to the delivered element. The revenue allocated to the service contract is deferred until the service is provided.

The revenue allocated to the CEREC or GALILEOS product sold, which contains software and hardware the functionality of which is dependent on the software and for which the software is integral (i.e., software-related hardware), is recognized as revenue upon delivery which is when the risk and rewards of ownership are transferred. The VSOE of products and service contracts is based on the price charged when the same element is sold separately to customers or, in the case of GALILEOS service contracts that are sold together with the GALILEOS product, based on the service contract renewal rate.

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

Warranty expense

The Company offers warranties on its products for periods between one and three years. Estimated future warranty obligations related to product sales are charged to operations in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and other relevant information of which the Company is aware. Estimated warranty expenses are recorded as an accrued liability and selling, general and administrative expense. During the years ended September 30, 2008, 2007 and 2006, warranty expense was $23,217, $20,138 and $14,355, respectively.

Shipping and handling costs

Shipping and handling costs charged to customers are included in revenues and the associated expense is recorded in cost of sales for all periods presented.

Advertising costs

Advertising costs are expensed as incurred and recorded within selling, general and administrative expense. During the years ended September 30, 2008, 2007 and 2006, advertising expense was $27,884, $27,882 and $19,774 respectively.

Pension benefits

The Company has defined benefit and defined contribution pension plans and an early retirement plan.

As of September 30, 2007, the Company adopted the recognition provisions of SFAS 158. Upon adoption of SFAS 158, Sirona recognized as an adjustment to accumulated other comprehensive income the funded status of its benefit plans, measured as the difference between the fair value of plan assets and benefit obligations as of September 30, 2007, net of related tax effects. Beginning in fiscal 2008, Sirona recognizes changes in the funded status of its benefit plans, not yet recognized in the income statement, in other comprehensive income until they are amortized as a component of net periodic benefit cost.

The impact of the adoption of SFAS 158 as of September 30, 2007 is summarized in the following table and reflects the recognition of the unrecognized actuarial gains as of September 30, 2007 within accumulated other comprehensive income, net of related tax effects:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
	$’000s
Deferred tax assets (non-current)	$4,249	$(1,755)	$2,494
Total assets	1,659,498	(1,755)	1,657,743
Liability for pension benefits	55,821	(6,371)	49,450
Total liabilities	1,054,564	(6,371)	1,048,193
Accumulated other comprehensive income	40,372	4,616	44,988
Total stockholders’ equity	604,450	4,616	609,066

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

The Company also has an early retirement plan, Altersteilzeit (“ATZ”), which allows certain German employees who have been accepted into the plan to retire at 60 rather than at the legal retirement age of 65. Eligible employees are those who have attained the age of 55 or who will attain the age of 55 by calendar year 2009 and have been accepted to participate in the ATZ plan. The ATZ plan can cover a period between the ages of 58 to 63 of the participating employees and is split into an active service period, where the employees work full time for the Company, and an inactive service period, where the employees do not work for the company. During the active service period, the employees receive 50% of their salary and the remaining 50% of their salary, plus a bonus payment equal to 35% of their salary is paid during the inactive service period. The Company recognizes the salary component of the ATZ plan over the period from the beginning of the ATZ period to the end of the active service period. The Company recognizes the bonus component over the period from the point at which the employee signs the ATZ contract until the end of the active service period.

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

Effective October 1, 2007, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Financial Interpretation No. (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 changes the accounting for uncertainty in income taxes by creating a new framework for how companies should recognize, measure, present, and disclose uncertain tax positions in their financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. FIN 48 also provides guidance on the reversal of previously recognized tax positions, balance sheet classifications, accounting for interest and penalties associated with tax positions, and income tax disclosures. See Note 11, “Income Taxes” for additional information, including the effects of adoption on the Company’s Consolidated Financial Statements.

Cash and cash equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Restricted cash

Restricted cash represents cash balances pledged as collateral to financial institutions that provide security for prepayments from customers and other bonds.

Accounts receivable

Accounts receivable are stated at the invoiced amount, less allowances for doubtful accounts, which approximates fair value given their short-term due dates. Collectibility of accounts receivable is regularly reviewed and is based upon managements’ knowledge of customers and compliance with credit terms. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in selling, general and administrative expense. Accounts receivable balances are written off when management deems the balances uncollectible.

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

Investments in companies

Investments in associated companies over which the Company can exercise significant influence but not effective control are accounted for using the equity method. Investments in associated companies over which the Company cannot exercise significant influence or effective control are accounted for at cost.

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

Patents and licenses	10 to 13 years
Technologies and Dealer Relationships	1 to 13 years

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

Other non-current assets

Other non-current assets and prepaid expenses are mainly comprised of capitalized debt issuance costs. The costs are amortized using the effective interest method. The non-current unamortized balance of such debt issuance costs was $2,133 and $3,369 as of September 30, 2008 and 2007, respectively. As result of the refinancing in November 2006 unamortized debt issuance costs were written off and debt issuance costs for the new loans were capitalized (refer to Note 14—Long-term debt).

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

The Company does not utilize financial instruments for speculative purposes. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 prescribes requirements for designation and documentation of hedging relationships and ongoing assessments of effectiveness in order to qualify for hedge accounting. The Company has not designated any of its derivatives as qualifying for hedge accounting under SFAS 133. All derivatives instruments are therefore recognized as either assets or liabilities in the consolidated balance sheet at fair value. The fair value of the forward foreign currency contracts and interest rate swaps are included within prepaid and other current assets or current accrued liabilities, depending on whether they are an asset or a liability, and the change in fair value is recognized within “Gains (losses) on derivative instruments” in the consolidated statement of income.

Fair value of financial instruments

Financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, foreign currency forward contracts and interest rate swaps. The fair values of cash, cash equivalents, accounts receivable and accounts payable approximate their respective fair values because of the short-term nature of these items. The fair value of the foreign currency forward contracts and interest rate swaps are estimated by obtaining quotes from financial institutions.

At September 30, 2008, the foreign exchange forward contracts outstanding had notional amounts of $38,750 ($45,000 as at September 30, 2007) and a fair value liability of $(2,767) (fair value asset of $1,767 as at September 30, 2007), with the unrealized fair value loss for the year ended September 30, 2008 of $(4,540) (year ended September 30, 2007, gain of $1,544).

At September 30, 2008, the interest rate swaps had notional amounts of $362,422 ($359,622 as at September 30, 2007), and a fair value liability of $(1,978) (fair value asset of $303 as at September 30, 2007), with the unrealized fair value loss for the year ended September 30, 2008 of $(2,119) (year ended September 30, 2007 of $(1,713)).

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable. Sirona has two customers accounting for more than 10% of revenue for the years ended September 30, 2008 and 2007. The accounts receivables from these two customers totaled $19,216 and $17,284 as of September 30, 2008 and 2007, respectively.

3. Recent accounting pronouncements—not yet adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which, among other requirements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about the use of fair value to measure assets and liabilities. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For financial instruments and certain nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis at least annually, SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007, which corresponds to the Company’s fiscal year beginning October 1, 2008. For all other nonfinancial assets and liabilities the effective date of SFAS 157 has been delayed to the first fiscal year beginning after November 15, 2008, which corresponds to the Company’s fiscal year beginning October 1, 2009. The Company is still determining the effect SFAS 157 will have on its consolidated financial statements, but it currently does not expect the effect to be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits measurement of recognized financial assets and liabilities at fair value with certain exceptions such as investments in subsidiaries, obligations for pension or other postretirement benefits, and financial assets and financial liabilities recognized under leases. Changes in the fair value of items for which the fair value option is elected should be recognized in income or loss. The election to measure eligible items at fair value is irrevocable and can only be made at defined election dates or events, generally on an instrument by instrument basis. Items for which the fair value option is elected should be separately presented or parenthetically be disclosed in the statement of financial position. SFAS 159 also requires significant new disclosures that apply for interim and annual financial statements. SFAS 159 shall be effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted, if certain conditions are met. The effect of the first remeasurement to fair value of eligible items existing would be reported as an adjustment to the opening balance of retained earnings as of the date of adoption, which corresponds to the Company’s fiscal year beginning Oct 1, 2008. The Company is currently evaluating SFAS 159 and determining whether to elect the fair value option for certain financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will become effective for our fiscal year beginning October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB No. 51”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously referred to as minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the potential impact of adopting SFAS 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities,—an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for interim and annual periods beginning after November 15, 2008, which corresponds to the Company’s quarterly period beginning January 1, 2009. Management is currently evaluating the impact SFAS 161 will have on the Company’s consolidated financial statements, but it currently does not expect the effect to be material.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. SFAS 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. The hierarchy of authoritative accounting guidance is not expected to change current practice. SFAS 162 is effective November 15, 2008.

4. The Exchange

On September 25, 2005, Schick, a Delaware corporation, which on June 20, 2006 was renamed Sirona Dental Systems, Inc., entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. and Sirona Holding providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of Euro 150,992 plus accrued interest totaling $205,566 as of June 20, 2006. It was also agreed that Schick shareholders would receive a special $2.50 per share cash dividend.

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

The Exchange was completed on June 20, 2006 and Schick has been included in the Company’s consolidated statement of income since then. The cash dividend was paid on June 23, 2006. Sirona Holding is deemed to be the acquiring company under U.S. GAAP because Luxco, Sirona Holding’s shareholder, has a controlling ownership interest in the combined company, Sirona Holding’s designees to the board represent a majority of the directors and Sirona Holding’s senior management represents a majority of management.

The transaction was accounted for as a purchase business combination in accordance with FASB Statement No. 141, Business Combinations (“SFAS 141”). The carrying values of Schick’s assets and liabilities were adjusted to their fair values on June 20, 2006, and the difference between the purchase price and the fair value of the net assets and liabilities was recorded as goodwill.

The purchase price was comprised of 17,615,660 Schick shares outstanding on June 20, 2006. Based on the average of the closing prices for a range of trading days (September 22, 2005 through September 28, 2005, inclusive) around the announcement date of September 26, 2005 of the Exchange Agreement, the fair value is $24.96 per share, or approximately $439,687. The purchase price also includes the estimated fair value of 862,220 vested stock options which were not exercised prior to the Exchange ($15,363), 458,179 unvested stock options ($8,111), reduced by the unvested options relating to services to be provided in the future ($7,638), and direct acquisition costs of $7,338. The fair value of the vested and unvested options was estimated using the Black-Scholes model and assumptions as follows: the relevant exercise price, a market price of $24.96 (average of closing prices around the Exchange announcement date), volatility of 34.0%, estimated life of five years, and a risk free rate of 3.73%. The cost of the acquired business is reduced by the unearned portion of the unvested options relating to services to be provided in the future (see Note 5—Employee Share-Based Compensation).

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

Pro Forma Information

The pro forma information for the year ended September 30, 2006 gives effect to the Exchange as if it had occurred on October 1, 2005.

Year ended September 30, 2006(1)
$’000s (except for share amounts)
Revenue	$575,899
Cost of Sales	305,609

Gross profit	270,290

Operating expenses:
Selling general and administrative expense	171,615
Research and development	37,067
Provision for doubtful accounts and notes receivable	348
Net other operating expenses	1,732

Operating income	59,528
Foreign currency transaction (gain)/loss	(9,873)
(Gain) on derivative instruments	(719)
Interest expense, net	43,207
Other (income)	(30)

Income before income taxes and minority interest	26,943
Income tax provision	10,704
Minority interest	218

Net income	$16,021

Income per share basic	$0.29
Income per share diluted	$0.29
Weighted average shares—basic	54,608,134
Weighted average shares—basic and diluted	54,683,307

(1)	Gives pro forma effect to the Exchange, as if it occurred on October 1, 2005.

5. Employee Share-Based Compensation

SFAS Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) requires that all share based compensation arrangements, including grants of stock option awards to employees, be recognized based on the estimated fair value of the share-based payment award. The historical financial information of the Company is based on Sirona Holding’s financial information prior to the Exchange (reverse acquisition of Schick) which closed on June 20, 2006. Sirona Holding was a non-public entity and did not grant any share-based awards prior to the June 20, 2006 Exchange. The share-based awards assumed or issued in connection with the Exchange are subject to the guidance of SFAS 123R. As there were no share-based awards issued by Sirona Holding prior to the Exchange, the adoption of SFAS 123R did not result in any transitional adjustments or a requirement to provide pro forma disclosures for prior periods.

In connection with the Exchange, share-based awards outstanding under Schick’s 1996 Stock Option Plan (the “Plan”) and 1997 Stock Option Plan for Non-employee Directors (the “Directors Plan”) continue to be outstanding. At the date of the Exchange, 862,220 vested and 458,179 unvested options were outstanding. Options granted under both plans have 10 year contractual lives and vesting periods of between 2 to 4 years from the grant date. The Company does not expect to repurchase these shares within the next 12 months.

The Plan, which permitted granting of incentive and/or non-qualified options to employees, directors and consultants, expired April 22, 2006. Accordingly no further options may be granted under the Plan.

The Directors Plan permitted grants provided that the grant strike price must equal or exceed 85% of the fair market value of the common stock at the date of grant. The Company never granted options at less than market. The Directors Plan also provided that certain awards become fully vested and exercisable upon change in control as defined in the Directors Plan, subject to certain restrictions. The Directors plan expired in July 2007.

In contemplation of the Exchange, Schick conditionally granted employees and consultants 1,530,000 options on September 25, 2005 subject to the closing of the Exchange. The four year vesting period of that grant commenced with the closing of the Exchange on June 20, 2006.

In fiscal 2008 and 2007 the Company granted 560,000 and 680,000 options, respectively, under its new 2007 Equity Incentive Plan (“2007 Plan”). Grants generally vest over four years and expire ten years after the grant date. The 2007 Plan provides for grants of up to 2,275,000 options employees, directors and consultants.

The fair value of options granted under the 2007 Plan were estimated using the Black-Scholes option pricing model using assumptions in the following table. The exercise price is equal to fair market value at the grant date. Expected volatility is based on the Company’s history stock price volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the day of grant and has a term equal to the expected life of the option. The expected life represents the period of time the options are expected to be outstanding based on anticipated grantee behavior. The expected dividend yield is based on the Company’s history of not paying regular dividends in the past and the Company’s current intention not to pay dividends in the foreseeable future.

	Year ended September 30, 2008	Year ended September 30, 2007
Expected Volatility	44%	44%
Risk-free rate	3.27% - 3.30%	4.02% - 4.20%
Expected term	5 years	5 - 6.25 years
Expected dividends	—	—

Compensation expense of $15.6 million and $14.4 million has been charged to income for stock-based compensation for the years ended September 30, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $3.7 and $2.7 million for the years ended September 30, 2008 and 2007, respectively. The following table summarized compensation expense recorded in these financial statements.

	Year ended September 30, 2008	Year ended September 30, 2007
	$millions
Cost of sales	$0.7	$0.9
Selling, general and admistrative	13.9	12.3
Research and development	1.0	1.2

	$15.6	$14.4

The following is a summary of Sirona’s stock option activity for the years ended September 30, 2008 and 2007:

	Year ended September 30, 2008
	Number of options	Weighted average exercise price
Outstanding at beginning of period	3,354,491	$23.22
Granted	560,000	31.72
Exercised	(100,460)	10.08
Expired	(10,344)	22.35
Forfeited	(66,388)	28.83

Outstanding at end of period	3,737,299	25.29

	Year ended September 30, 2007
	Number of options	Weighted average exercise price
Outstanding at beginning of period	2,859,678	$19.13
Granted	680,000	37.72
Exercised	(159,384)	9.30
Expired	(803)	22.97
Forfeited	(25,000)	39.46

Outstanding at end of period	3,354,491	23.22

The intrinsic value of options exercised was $1.8 million and $1.4 million during the years ended September 30, 2008 and 2007, respectively. The aggregate intrinsic value of exercisable stock options was $11.2 million and $22.3 million at September 30, 2008 and 2007, respectively. These options have a weighted average remaining contractual life of 7.2 and 6.9 years, at September 30, 2008 and 2007, respectively.

A summary of the status of Sirona’s non-vested options as of September 30, 2008 and 2007 is presented below:

	Year ended September 30, 2008
Nonvested stock options	Number of options	Weighted average grant date fair value $
Nonvested at beginning of period	1,940,843	$21.63
Granted	560,000	13.17
Vested	(676,159)	23.23
Forfeited	(66,388)	12.86

Nonvested at September 30, 2008	1,758,296	17.97

	Year ended September 30, 2007
Nonvested stock options	Number of options	Weighted average grant date fair value $
Nonvested at beginning of period	1,832,917	$25.08
Granted	680,000	14.51
Vested	(547,074)	24.65
Forfeited	(25,000)	15.34

Nonvested at September 30, 2007	1,940,843	21.63

As of September 30, 2008, there was $29.1 million of total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average period of 2.1 years. The tax deductions and the actual tax benefit realized from option exercises was $1.7 million and $0.6 million for the year ended September 20, 2008. The total fair value of options vested for the year ended September 30, 2008 is $15.7 million.

As of September 30, 2007, there was $37.6 million of total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average period of 2.5 years. The tax deductions and the actual tax benefit realized from option exercises was $10.6 and $4.2 million for the year ended September 20, 2007. The total fair value of options vested for the year ended September 30, 2007 was $18.3 million.

6. Comprehensive Income

Comprehensive income for the fiscal year ended September 30, 2008 was $34,114 comprising net income of $29,439, cumulative translation adjustment of $2,637 and SFAS 158 pension adjustment of $2,038.

Comprehensive income for the fiscal year ended September 30, 2007 was $95,479 comprising net income of $56,469 and cumulative translation adjustment of $39,010.

Comprehensive income for the fiscal year ended September 30, 2006 was $1,887 comprising net income of $755 and cumulative translation adjustment of $1,132.

7. Accounts receivable

The allowance for doubtful accounts was developed as follows:

	Balance at beginning of period	Additions			Deductions	Balance at End of Period
		Charged to Cost and Expenses	Charged to Other Accounts
	$’000s
For the year ended September 30, 2008	$1,475	$681	$		$415	$1,741
For the year ended September 30, 2007	837	758		—	120	1,475
For the year ended September 30, 2006	402	647		—	212	837

8. Inventories, net

	September 30, 2008	September 30, 2007
	$’000s
Finished goods	$39,591	$40,000
Work in progress	15,028	13,647
Raw materials	34,867	32,136

	89,486	85,783
Inventory reserve	(11,753)	(10,949)

	$77,733	$74,834

In the years ended September 30, 2008, 2007 and 2006, respectively, $4,547, $4,300 and $4,212 of general and administrative costs were charged to inventory. As of September 30, 2008 and 2007, $416 and $442 of general and administrative costs remained in inventory.

9. Property, plant and equipment, net

	Gross	Accumulated Depreciation and Amortization	Net
	$’000s
September 30, 2008
Land	$13,423	$—	$13,423
Buildings, building improvements and leasehold improvements	19,227	4,609	14,618
Machinery and technical equipment	82,940	34,681	48,259
Software and software licences	18,961	8,702	10,259
Prepayments for property, plant and equipment	13,575	—	13,575

	$148,126	$47,992	$100,134

	Gross	Accumulated Depreciation and Amortization	Net
	$’000s
September 30, 2007
Land	$13,280	$—	$13,280
Buildings, building improvements and leasehold improvements	17,411	3,327	14,084
Machinery and technical equipment	57,798	22,837	34,961
Software and software licences	18,025	4,873	13,152
Prepayments for property, plant and equipment	5,046	—	5,046

	$111,560	$31,037	$80,523

Depreciation and amortization expense for the year ended September 30, 2008 was $17,744, for the year ended September 30, 2007, $14,646 and for the year ended September 30, 2006, $13,771.

Amortization expense includes amortization of capitalized software development costs for the year ended September 30, 2008 of $2,424, for the year ended September 30, 2007 of $1,424 and for the year ended September 30, 2006 of $270.

Buildings and leasehold improvements includes office space that is leased under operating leases to third parties with a historical cost of $1,538 and $1,521 and carrying amount of $1,097 and $1,217 at September 30, 2008 and 2007, respectively.

10. Intangible assets and goodwill

The Company performed the required annual impairment tests as of September 30 in each year and identified no impairment.

Amortization expense for finite-lived identifiable intangible assets for the year ended September 30, 2008 was $91,649, for the year ended September 30, 2007 was $78,994 and for the year ended September 30, 2006 was $52,813. The annual estimated amortization expense related to these intangible assets for the fiscal years 2009, 2010, 2011, 2012 and 2013 is $75,136, $63,832, $56,484, $51,783 and $41,201, respectively.

The following table presents details of intangible assets, related accumulated amortization and goodwill:

	Gross	Accumulated amortization	Net
	$’000s
September 30, 2008
Patents & Licenses	$150,129	$45,607	$104,522
Trademarks	137,245	228	137,017
Technologies and dealer relationships	473,519	200,704	272,815
Prepayments for intangible assets	247	—	247

	761,140	246,539	514,601
Goodwill	683,075	—	683,075

Total intangible assets	$1,444,215	$246,539	$1,197,676

	Gross	Accumulated amortization	Net
	$’000s
September 30, 2007
Patents & Licenses	$148,218	$32,183	$116,035
Trademarks	136,058	128	135,930
Technologies and dealer relationships	469,555	124,465	345,090
Prepayments for intangible assets	247	—	247

	754,078	156,776	597,302
Goodwill	677,506	—	677,506

Total intangible assets	$1,431,584	$156,776	$1,274,808

The change in the value of goodwill and of intangible assets from September 30, 2007 to September 30, 2008 is mainly attributable to a change in the exchange rate with an impact of $6,043 on goodwill and $7,062 on intangible assets. Goodwill has also been reduced by $474 as a result of tax benefits received from exercises subsequent to the Exchange, of options vested and included in the determination of purchase price at the time of the Exchange.

11. Income taxes

The income tax (provision) benefit is comprised of the following:

	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006
	$’000s
Current
Domestic (U.S.)	$(9,171)	$(12,741)	$(2,031)
Foreign	(25,368)	(25,834)	(16,784)

Total Current	(34,539)	(38,575)	(18,815)
Deferred
Domestic (U.S.)	10,465	10,754	2,444
Foreign	14,737	62,698	9,011

Total Deferred	25,202	73,452	11,455

Total	$(9,337)	$34,877	$(7,360)

The significant components of deferred tax assets and liabilities of continuing operations included in the consolidated balance sheets are:

	September 30, 2008	September 30, 2007
	$’000s
Deferred tax assets
Employee benefit accruals	$3,402	$3,499
Inventory reserve	933	4,051
Receivables	251	—
Deferred income	704	772
Tax loss carryforward	9,222	7,282
Other	8,342	3,967
Valuation allowances	(6,932)	(5,350)

Total deferred tax assets, gross	15,922	14,221

Deferred tax liabilities
Employee benefit accruals	(1,086)	(1,755)
Goodwill amortization for tax purposes	(12,038)	(8,306)
Debt issuance costs	(2,035)	(2,013)
Inventory reserve	(450)	—
Receivables	(1,052)	—
Property, plant and equipment	(7,254)	(5,123)
Intangible assets	(149,460)	(177,315)
Deferred income	(4,326)	(4,247)
Other	(902)	—

Total deferred tax liabilities, gross	(178,603)	(198,759)

Total deferred tax liabilities, net	$(162,681)	$(184,538)

In August 2007 a new tax law was enacted in Germany which was applicable for Sirona’s entire fiscal year 2008. The new law reduces corporate tax rates in Germany and resulted in a revaluation of the net deferred tax liabilities, providing the Company with a benefit of $45,563 in fiscal 2007. Furthermore, the new German tax law introduced earnings stripping rules (“Zinsschranke”) that limited the deductibility of interest for Sirona’s current reporting period and may limit the deductibility of such interest in future reporting periods.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon sufficient taxable income within the carry-back years and the generation of future taxable income during the periods in which those temporary differences and tax loss carry-forwards become deductible. Management considers taxable income in the carry back years, if carry back is permitted in the tax law, the projected future taxable income (including the realization of future taxable temporary differences), and tax planning strategies in making this assessment.

As of September 30, 2008 the Company had $24,064 of gross tax loss carry-forwards and interest carryforwards subject to expiration as follows:

Year of expiration	Losses
$’000s
2009	$1,630
2010	430
2011	226
2012	2,662
2013	2,652
2014 - 2025	6,943

Subtotal	14,543

Indefinite	9,521

Total	$24,064

The Company recognized a valuation allowance of $6,932 at September 30, 2008 ($5,350 at September 30, 2007) on deferred tax assets of $9,222 ($7,282 at September 30, 2007) predominantly relating to tax loss carry-forwards, as management believes that it is more likely than not that the benefits of those existing tax loss carry-forwards will not be realized within the period those tax losses are deductible. The valuation allowance includes interest carried forward under the new German earnings stripping rules (“Zinsschranke”), which limit the amount of currently deductible interest.

The difference between the U.S. federal income tax rate and the Company’s income tax (provision) benefit included in the consolidated statements of income consisted of the following:

	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006
	$’000s
Income before income taxes and minority interest	$38,936	$21,777	$8,333
Computed tax provision	(13,632)	(7,620)	(2,917)
Foreign tax differential	11,586	(97)	(314)
Non deductible expenses	(3,615)	(2,545)	(127)
Permanent differences relating to German trade taxes	(1,317)	(2,503)	(2,600)
Subpart F income net of tax credit	(1,371)	(482)	(372)
IPR&D	—	—	(2,100)
Tax expense from prior periods	(895)	(4,168)	(1,039)
Tax free income and tax credits	3,216	7,992	1,723
Additional state taxes	553	(392)	(420)
Change in tax rate	—	46,165	—
Change in valuation allowance	(3,429)	(1,784)	574
Other	(433)	311	232

Benefit/(provision) for income taxes	$(9,337)	$34,877	$(7,360)

Non-deductible expenses primarily include stock option expense in the U.S. Tax free income and tax credits predominantly relate to non-taxable interest.

The components of income before income taxes and minority interests are:

	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006
	$’000s
Germany	$13,711	$7,206	$15,756
United States	(7,075)	17,376	(4,374)
Other Foreign	32,300	(2,805)	(3,049)

	$38,936	$21,777	$8,333

None of the goodwill recognized in the Exchange or in the business combinations completed in any of the periods presented is tax deductible.

	Balance at Beginning of Period	Charged/ (credited) to Cost and Expenses	Addition	Deductions	Balance at End of Period
			Charged to Other Accounts
	$’000s
Valuation allowance deferred tax asset
For the year ended September 30, 2008	$5,350	$2,688	$—	$1,106	$6,932
For the year ended September 30, 2007	3,208	2,181	—	39	5,350
For the year ended September 30, 2006	3,782	(574)	—	—	3,208

Income taxes on cumulative earnings of foreign subsidiaries have not been provided for because such earnings are intended to be indefinitely reinvested in those operations.

Effective October 1, 2007 the Company adopted the provisions of FIN 48 without material impact. FIN 48 clarifies the accounting and reporting for uncertain income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

At October 1, 2007, the total amount of unrecognized tax benefits was $336. As a result of settlement of certain tax matters during the year ended September 30, 2008, the amount of unrecognized tax benefits was reduced by $300. As of September 30, 2008, the Company’s liability for unrecognized tax benefits was approximately $36.

With limited exception, the Company and its subsidiaries are no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities through 2004. During the fourth quarter of the year ended September 30, 2008, the U.S. Internal Revenue Service concluded an audit of the 2005 U.S. income tax returns for a U.S. subsidiary of the Company without adjustment to the income tax returns filed.

The German tax authorities examined the tax returns for the fiscal years 2001-2004. The results of the tax report issued upon completion of the audit have been fully reflected in our financial statements.

The Company classifies interest and penalties associated with income taxes as interest and other operating expense, respectively. Amounts of interest or penalties have not been material in any period.

12. Accrued liabilities and deferred income

	September 30, 2008	September 30, 2007
	$’000s
Employee benefits (e. g. bonuses, vacation, overtime, Christmas payment)	$28,680	$27,129
Product warranty	12,176	12,547
Other provisions	14,595	15,933
Deferred Income	14,258	13,515
Forward Exchange Contracts	2,767	—
Property Taxes	885	968
Other liabilities	11,948	14,256

	$85,309	$84,348

13. Short-term debt and current portion of long-term debt

Short-term debt relates to the Company’s current portion of long-term debt, other short-term debt and accrued interest on long-term debt, which together totalled $9.1 million and $13.1 million, as of September 30, 2008 and 2007, respectively. As of September 30, 2007 short-term debt also related to the utilized portion of the company’s revolving credit facility amounting to Euro 7 million ($9.9 million), which was repaid in October 2007.

14. Long-term debt

	September 30, 2008	September 30, 2007
	$’000s
Bank loans
Senior term loan, Tranche A1, variable rate repayable in annual installments starting November 2009 through November 2011	$151,317	$153,066
Senior term loan, Tranche A2, variable rate repayable in annual installments starting November 2009 through November 2011	398,156	396,692
Other debt	2,140	1,958

	551,613	551,716
Less current portion	7,263	11,573

	$544,350	$540,143

The table below reflects the contractual maturity dates of the various borrowings at September 30, 2008:

Year ending September 30,	$’000s

2009	$7,263
2010	81,652
2011	81,653
2012	381,045
2013	—
Thereafter	—

$551,613

The amounts disclosed above do not include interest, except for the 2009 amount, which includes interest of $5,123.

Shareholder loan

Luxco granted Sirona Holding a loan of Euro 151 million in connection with the MDP Transaction. The loan accrues interest at 7.5% per annum. In connection with the Exchange, Sirona Dental Systems, Inc. took over the shareholder loan from Luxco. Effective June 20, 2006 (closing of the transaction) the shareholder loan is eliminated on consolidation. From October 1, 2005 through June 20, 2006 interest of Euro 8.3 million ($10.1 million) has been accreted.

Senior Term Loans

On November 22, 2006, Sirona Dental Systems, Inc. entered into a senior credit facility (the “Senior Facilities Agreement”) as original guarantor, with all significant subsidiaries of Sirona as original borrowers and original guarantors. Initial borrowings under the Senior Facilities Agreement plus excess cash were used to retire the outstanding borrowings under the Company’s previous credit facilities.

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

Each of the senior term loans are to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. At the Company’s current leverage multiples, the facilities bear interest at a margin of EURIBOR plus 65 basis points plus for Euro-denominated loans and LIBOR plus 65 basis points for other loans.

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

Debt Extinguishment

The retirement of the borrowings under the Company’s previous credit facilities was accounted for as a debt extinguishment in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The unscheduled repayment of the mezzanine facility by the Company resulted in a prepayment fee of Euro 0.9 million ($1.2 million). In addition, $19.9 million of unamortized debt issuance costs relating to the previous credit facilities were written off. As a result, a loss on debt extinguishment totalling $21.1 million was recognized in the year ended September 30, 2007.

15. Deferred income

On June 30, 2005, Sirona and its largest distributor, Patterson, amended the terms of an existing distribution agreement to extend Patterson’s rights as exclusive distributor of certain Sirona products within the United States and Canada from October 1, 2007 through September 30, 2017. As consideration for the extension of its exclusivity rights, Patterson made a one-time payment of $100 million to Sirona in July 2005. Sirona recorded the full amount of the payment as deferred income and started amortizing the amount on a straight-line basis over ten years on October 1, 2007. In the event of termination by Patterson for certain breaches of contract by Sirona, Sirona has to refund to Patterson the unearned portion of the $100 million payment as liquidated damages. Depending on the reason for termination, the amount of liquidated damages declines (i) on a straight line basis beginning in fiscal 2008 or (ii) by $15 million per year in each of fiscal 2008 through fiscal 2012 and by $5 million per year thereafter. Sirona accounts for the deferred income related to the Patterson payment as a monetary liability. The deferred income is amortized and recognized as Other operating income on a straight line over the term of the contract ($10 million per year). The current portion of deferred income is reported within Accrued liabilities and deferred income in the consolidated balance sheets. Effects of remeasurement of the amount from U.S. Dollar to Euro are reflected currently in the statement of income. Sirona recognized $1.4 million, $11.3 million and $5.0 million in foreign currency transaction gains in the years ended September 30, 2008, 2007 and 2006, and recognized $10.0 million of the Patterson deferred income in the 2008 consolidated statement of income.

16. Income per share

The computation of basic and diluted income per share is as follows:

	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006
	$’000 except for share amounts
Net income	$29,439	$56,469	$755

Weighted average shares outstanding—basic	54,797,493	54,701,997	41,884,704
Dilutive effect of stock options	489,602	836,465	321,933

Weighted average shares outstanding—diluted	55,287,095	55,538,462	42,206,637

Net income per share
Basic	$0.54	$1.03	$0.02

Diluted	$0.53	$1.02	$0.02

Stock options to acquire 2,861,625 and 585,000 shares of Sirona’s common stock that were granted in connection with the 2007 Plan were not included in the computation of diluted earnings per share for the years ended September 30, 2008 and 2007, respectively, because the options’ underlying exercise prices were greater than the average market price of Sirona’s common stock for the period.

17. Commitments and contingencies

Operating lease commitments

The Company leases certain buildings, vehicles and IT equipment from unrelated third parties. The leases are non-cancellable and have terms of more than one year. During the year ended September 30, 2008 leasing expense was $8,436 (year ended September, 30, 2007; $6,287, year ended September, 30, 2006 $3,336).

In July 2005, Sirona entered into a sale and leaseback agreement regarding unused land on the site of the major facility in Bensheim. The land was sold to an unrelated property development company, who constructed an office building based on Sirona’s specifications on the site. Sirona leased the property from the property development company through an 18-year lease. Under the terms of the lease, rent is fixed at Euro 1,202 ($1,724 at the U.S. Dollar/Euro exchange rate of September 30, 2008) per annum until 2013. After 2013, rent is subject to adjustment according to an inflation index. Rental payments started in April 2007 when the building was ready for occupancy. The land remains an asset on Sirona’s balance sheet and the building will be accounted for as an operating lease.

Furthermore, the Company rents space in New York, Charlotte (USA), Salzburg (Austria) and other locations.

Future minimum lease payments under non-cancelable operating lease agreements as of September 30, 2008 are as follows:

Year ending September 30,	$’000s
2009	$8,918
2010	7,190
2011	5,905
2012	5,028
2013	4,014
Thereafter	23,655

$54,710

Guarantees

Customers can finance their purchase of Sirona products from the respective dealer through financial institutions. Prior to March 2003, Sirona would offer to guarantee up to 10% of the total liability due to the financial institution from Sirona customers if the customer defaulted on their payments. However, the contracts negotiated with the dealers, who sold the products to the third party customers, granted Sirona a right of recourse against the dealer if the customer defaulted on their payments. The Company ceased issuing these guarantees after March 2003. The arrangements were generally provided for a five year period; therefore the related guarantees issued by Sirona are expected to expire by 2009. Under U.S. GAAP, only guarantees issued after December 31, 2002 are required to be measured at fair value and recognized in Sirona’s financial statements.

Contingencies

The Company may be involved in lawsuits, claims, investigations and proceedings, including patent and commercial matters that arise in the ordinary course of business. At September 30, 2008, there are no such matters pending that the Company expects to be material in relation to its business, consolidated financial position, results of operations or cash flows.

18. Product warranty

The following table provides the changes in the product warranty accrual for the year ended September 30, 2008:

	Year ended September 30, 2008	Year ended September 30, 2007
	$’000s
Opening balance	$12,547	$10,879
Accruals for warranties issued during the period	22,728	20,560
Warranty settlements made during the period	(23,217)	(20,138)
Translation adjustment	118	1,246

Closing balance	$12,176	$12,547

19. Unconditional purchase commitments

As of September 30, 2008, the Company had unconditional purchase commitments of $85,348, mainly for purchases of raw material and components. The commitments are due in fiscal year 2009 ($73,166), in fiscal years 2010 and 2011 ($12,126) and thereafter ($56).

20. Interest

	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006
	$’000s
Interest expense	$(31,708)	$(32,011)	$(45,675)
Interest expense from related parties	—	—	(10,086)
Interest income	4,913	3,845	1,486

	$(26,795)	$(28,166)	$(54,275)

21. Pension plans

Defined benefit plans

In Germany the Company traditionally had an unfunded defined benefit pension plan whose benefits are based primarily on years of service and wage and salary group. As of January 1, 2001, the Company replaced its unfunded defined benefit pension plan with a new defined contribution plan. All new hires after that date only receive defined contributions to a pension plan based on a percentage of the employee’s eligible compensation. However, due to grandfathering provisions for certain existing employees hired before that date, the Company continues to be obligated to provide pension benefits which are at a minimum equal to benefits that would have been available under the terms of the traditional defined benefit plans (Grandfathered Benefit). The Grandfathered Benefit and contributions to the Company’s pension plan made for those employees after January 1, 2001 are included in the disclosures for defined benefit plans. The Company accounts for the Grandfathered Benefit by recognizing the higher of the defined contribution obligation or the defined benefit obligation for the minimum benefit. As of September 30, 2008 and 2007, contributions made through the defined contribution plan for those employees are adequate to cover the Grandfathered Benefit obligation. Therefore, the Company accounts for that portion of its pension obligation as a fully funded plan with a funded status of zero.

In addition, the Company offers defined contribution benefits under the terms of a Section 401(k) plan to employees in the U.S.

The Company uses an actuarial measurement date of September 30.

Change in the projected benefit obligation and plan assets for all of the Company’s defined benefit plans is as follows:

	Year ended September 30, 2008	Year ended September 30, 2007
	$’000s
Projected benefit obligation at beginning of period	$57,513	$53,388
Service cost	1,390	1,304
Interest cost	2,716	2,219
Actuarial gain	(4,437)	(5,123)
Investment earnings	433	342
Benefits paid	(1,387)	(872)
Currency translation	679	6,255

Projected benefit obligation at end of period	56,907	57,513
Fair value of plan assets at beginning of period	8,063	6,030
Actual return on plan assets	433	342
Employer’s contribution	1,079	924
Benefits paid	(15)	(23)
Currency Translation	(31)	790

Fair value of plan assets at end of period	9,529	8,063

Funded status	$(47,378)	$(49,450)

Components of net periodic benefit costs are as follows:

	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006
	$’000s
Service cost	$1,390	$1,304	$1,149
Interest cost	2,716	2,219	1,941

Net periodic benefit cost	$4,106	$3,523	$3,090

The accumulated benefit obligation as of September 30, 2008 and 2007 was $46,477 and $48,374, respectively.

As of September 30, 2007, the Company adopted the recognition provision of SFAS 158 and recognized the funded status on its balance sheet. The adjustments to adopt to SFAS 158 were recorded as a component of accumulated other comprehensive income.

To the extent the defined benefit obligation is recognized for the Grandfathered Benefit, the long-term estimated rate of return on plan assets is 5% per annum. This rate was based on an appropriate long-term rate for the plan assets held.

The benefits expected to be paid in cash of the following five years, and in aggregate for the fiscal years thereafter, are as follows:

Year ending September 30,	$’000s
2009	$1,927
2010	2,293
2011	2,262
2012	2,530
2013	2,346
5 Years thereafter	13,596

$24,954

The contributions expected to be made in each of the following five years and in aggregate thereafter are as follows:

Year ending September 30,	$’000s
2009	$1,422
2010	1,456
2011	1,495
2012	1,524
2013	1,529
5 Years thereafter	20,669

$28,095

Weighted-average assumptions used to determine both benefit obligations and net periodic benefit costs are as follows:

	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006
Discount rate	6.00%	5.25%	4.50%

The plan assets consist of contributions made by Sirona to a pension fund managed by an insurance company as custodian, which invests these funds. The insurance company guarantees a minimum return on the contributions. The expected long term return on plan assets is estimated to be 5%. This rate is based on an estimated long term return rate for the type of plan assets held.

The Company’s weighted average asset allocations by the insurance company by asset category are as follows:

	September 30, 2008	September 30, 2007
Equity securities	30.6%	31.9%
Fixed income securities	56.1%	53.1%
Other	13.3%	15.0%

	100.0%	100.0%

Defined contribution plans

The Company made contributions of $534 to the German plan for the year ended September 30, 2008, and $434 to the German plan for the year ended September 30, 2007.

Contributions to the U.S. plans were $537 for the year ended September 30, 2008, and $494 for the year ended September 30, 2007. The Company is obligated to match employee contributions as defined in the plans.

22. Segment reporting

Description of segments. Sirona manages its business on both a product and geographic basis and has four reporting segments; Dental CAD/CAM Systems, Imaging Systems, Treatment Centers, and Instruments. There are two regional sales organizations, USA and Other World Markets, which distribute Sirona’s products globally through a network of independent distributors to dental practices, clinics and laboratories. The Electronic Center is a shared facility that manufactures electronic components and provides services for all Sirona segments, and to a very limited extent, external parties. Further shared functions including customer service, logistics, site management, IT and administration are operated centrally.

Description of the Company’s segments:

Dental CAD/CAM Systems. Dental CAD/CAM Systems products comprise CAD/CAM chairside systems for the dentist (CEREC) as well as CAD/CAM systems for the laboratories, such as inlab, inEOS and a central manufacturing service for copings and bridge-frameworks. The CEREC system allows dentists to prepare restorations in an “out-of-mouth pre-shaped’ process and insert them into the patient’s mouths during a single appointment.

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

The following tables reflect the results of the Company’s reportable segments under the Company’s management reporting system. The segment performance measure used to monitor segment performance is gross profit (“Segment Performance Measure”) excluding the impact of the MDP Transaction. This measure is considered by management to better reflect the performance of each segment as it eliminates the need to allocate centrally incurred costs and significant purchase accounting impacts that the Company does not believe are representative of the performance of the segments. Furthermore, the Company monitors performance geographically by region. As the Company manages its business on both a product and a geographical basis, U.S. GAAP requires segmental disclosure based on product information.

	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006
	$’000s
Revenue External
Dental CAD/CAM Systems	$237,312	$208,458	$183,810
Imaging Systems	254,005	225,711	132,726
Treatment Centers	169,061	143,040	130,108
Instruments	96,665	82,705	71,880

Total	757,043	659,914	518,524

Electronic center and corporate	68	35	181

Total	$757,111	$659,949	$518,705

Revenue Internal
Dental CAD/CAM Systems	$—	$—	$—
Imaging Systems	100	128	74
Treatment Centers	20	14	60
Instruments	7,460	10,543	11,355
Intercompany elimination	(7,580)	(10,685)	(11,489)

Total	—	—	—

Electronic center and corporate	24,605	21,815	16,785
Intercompany elimination	(24,605)	(21,815)	(16,785)

Total	$—	$—	$—

	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006
	$’000s
Revenue Total
Dental CAD/CAM Systems	$237,312	$208,458	$183,810
Imaging Systems	254,105	225,839	132,799
Treatment Centers	169,081	143,054	130,168
Instruments	104,125	93,248	83,236

Total	764,623	670,599	530,013

Electronic center and corporate	24,673	21,850	16,966

Total	$789,296	$692,449	$546,979

Segment performance measure
Dental CAD/CAM Systems	$159,326	$142,200	$135,678
Imaging Systems	149,980	133,475	67,686
Treatment Centers	67,182	56,660	49,112
Instruments	44,845	37,339	35,497

Total	421,333	369,674	287,973

Electronic center and corporate	9,304	9,290	4,266

Total	$430,637	$378,964	$292,239

Depreciation and amortization expense
Dental CAD/CAM Systems	$4,001	$2,715	$2,042
Imaging Systems	5,294	4,771	2,834
Treatment Centers	3,933	2,707	2,372
Instruments	3,750	2,803	2,722

Total	16,978	12,996	9,970

Electronic center and corporate	766	2,267	1,864

Total	$17,744	$15,263	$11,834

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. As of October 1, 2006, the Company changed the basis of accounting for its management reporting from statutory German accounting standards to U.S. GAAP, the basis used to prepare the consolidated financial statements. As a result, the differences shown between management reporting and U.S. GAAP for the year ended September 30, 2008 and 2007, are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006
	$’000s
Revenue
Total segments	$757,043	$659,914	$518,524
Electronic centre	68	35	181
Differences management reporting vs U.S. GAAP	—	—	1,899

Consolidated revenue	757,111	659,949	520,604

Depreciation and amortization
Total segments	16,978	12,996	9,970
Electronic Centre and corporate	765	2,267	1,864
Differences management reporting vs. US GAAP	91,650	78,376	55,020

Consolidated depreciation and amortization	109,393	93,639	66,854

Segment performance measure
Total segments	421,333	369,674	287,973
Electronic centre and corporate	9,304	9,290	4,266
Differences management reporting vs. US GAAP	(85,015)	(74,490)	(50,320)

Consolidated gross profit	345,622	304,474	241,919
Selling, general and administrative expense	242,293	203,597	148,715
Research and development	48,744	46,945	33,107
Provision for doubtful accounts and notes receivable	824	217	348
Write off of in-process research and development	—	—	6,000
Net other operating (income)/loss	(10,000)	(162)	1,733
Foreign currency transaction (gain)	(8,935)	(16,794)	(9,873)
Loss/(gain) on derivative instruments	6,660	169	(719)
Interest expense, net	26,795	28,166	54,275
Loss on debt extinguishment	—	21,145	—
Other expense/(income)	305	(586)	—

Income before taxes and minority interest	$38,936	$21,777	$8,333

The adjustments that the Company records to reconcile management reporting to the consolidated financial statements prepared in accordance with U.S. GAAP primarily relate to the exclusion of amortization and depreciation related to the step-up to fair value of the intangible and tangible assets as a result of the MDP Transaction. In addition, management reporting was based on German GAAP which differs from U.S. GAAP until September 30, 2006. The main differences between management reporting based on German GAAP and U.S. GAAP applicable to the Company until September 30, 2006, included:

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

Purchase accounting

Management reporting excludes amortization and depreciation related to the step-up to fair value of the intangible and tangible assets as a result of the MDP Transaction and the Exchange. In addition, management reporting also excludes the incremental cost of sales due to the step up in value of inventory recognized in purchase accounting. For consolidated financial statements purposes, amortization and depreciation related to the step up of definite-lived intangibles and tangible assets are recognized and amortized over their estimated useful lives. In addition, incremental costs due to the step-up in value of inventory recognized in purchase accounting are expensed when revenue for the product is recognized.

The following information is presented in accordance with U.S. GAAP:

	September 30, 2008	September 30, 2007
	$’000s
Total assets
Dental CAD/CAM Systems	$738,454	$781,994
Imaging Systems	540,311	542,043
Treatment Centers	241,615	213,059
Instruments	138,625	120,647

Total	$1,659,005	$1,657,743

Goodwill
Dental CAD/CAM Systems	$297,624	$298,278
Imaging Systems	229,782	223,217
Treatment Centers	95,623	95,833
Instruments	60,046	60,178

Total	$683,075	$677,506

	Germany	United States	Rest of World	Total
	$’000s
Net Sales*
October 1, 2007 to September 30, 2008	$153,765	$220,946	$382,400	$757,111
October 1, 2006 to September 30, 2007	140,571	215,865	303,513	659,949
October 1, 2005 to September 30, 2006	118,378	156,720	245,506	520,604
Long-lived assets
September 30, 2008	$1,043,846	$246,745	$12,464	$1,303,055
September 30, 2007	1,083,765	265,604	11,623	1,360,992

*	Sales are allocated to the country in which the customer is located.

During the years ended September 30, 2008, September 30, 2007 and September 30, 2006, revenues from two customers represented 42%, 45% and 45% of net sales, respectively. No other customer accounted for more than 10% of revenues.

23. Related parties

Other related party transactions

BERAG

The Company considers BERAG, an actuarial firm used by Sirona, to be a related party of Sirona. The Managing Director of BERAG, Dr. Blum, is also a member of the Supervisory Board of Sirona Dental Systems GmbH, a subsidiary of Sirona Dental Systems, Inc.

Sirona recorded expenses in relation to BERAG in each of the periods ended September 30, 2008, 2007 and 2006 as follows: $79; $43; $94. There were no amounts owed to BERAG as at September 30, 2008 and 2007.

Sirona Holdings S.C.A. Luxembourg

Effective October 1, 2005, an advisory service agreement has been signed between the Company and Sirona Holdings S.C.A., Luxembourg. Under the agreement, Sirona will pay an annual fee to Sirona Holdings S.C.A., Luxembourg of Euro 325 ($466), and Sirona Holdings S.C.A., Luxembourg will provide to Sirona certain advisory services regarding the structure, terms and condition of debt offerings by Sirona, financing sources and options, business development and other services.

24. Unaudited quarterly information

The following is a summary of the Company’s unaudited quarterly operating results for the years ended September 30, 2008 and 2007:

	Sep 30, 2008	June 30, 2008	March 31, 2008	Dec 31, 2007
	$’000s (except for weighted average shares)
Revenue	$180,606	$186,938	$189,461	$200,106
Cost of Sales	99,203	103,463	103,086	105,737

Gross profit	81,403	83,475	86,375	94,369

Operating expenses/(income):
Selling, general and administrative expense	62,055	63,762	60,590	55,886
Research and development	11,240	11,829	11,967	13,708
Provision for doubtful accounts and notes receivable	469	158	140	57
Other operating (income), net	(2,500)	(2,500)	(2,500)	(2,500)

Operating income	10,139	10,226	16,178	27,218
Foreign currency transactions loss/(gain)	6,297	(307)	(9,039)	(5,886)
Loss/(gain) on derivative instruments	7,596	(6,149)	2,995	2,218
Interest expense, net	6,749	6,645	6,655	6,746
Other expense/(income)	—	—	305	—

Income before income taxes and minority interest	(10,503)	10,037	15,262	24,140
Income tax (benefit)/provision	(5,495)	3,011	4,579	7,242
Minority interest	177	316	(246)	(87)

Net (loss)/income	$(5,185)	$6,710	$10,929	$16,985

Net income (loss) per share—basic	$(0.09)	$0.12	$0.20	$0.31
Net income (loss) per share—diluted	$(0.09)	$0.12	$0.20	$0.31
Weighted average shares—basic	54,829,393	54,804,720	54,786,224	54,768,324
Weighted average shares—diluted	55,299,802	55,287,922	55,189,583	55,436,741

	Sept 30, 2007	June 30, 2007	Mar 31, 2007	Dec 31, 2006
	$’000s (except for weighted average shares)
Revenue	$177,941	$157,041	$150,168	$174,799
Cost of Sales	95,233	89,893	79,622	90,727

Gross profit	82,708	67,148	70,546	84,072

Operating expenses/(income):
Selling, general and administrative expense	53,586	49,633	52,877	47,501
Research and development	12,800	11,811	12,054	10,280
(Benefit)/provision for doubtful accounts and notes receivable	(112)	96	(68)	301
Write off of in-process research and development	—	—	—	—
Other operating (income)/expenses, net	(264)	130	122	(150)

Operating income	16,698	5,478	5,561	26,140
Foreign currency transactions (gain)	(6,982)	(857)	(1,889)	(7,066)
Loss/(gain) on derivative instruments	2,385	(2,636)	911	(491)
Interest expense, net	7,231	5,769	6,207	8,959
Loss on debt extinguishment	—	—	—	21,145
Other (income)	(586)	—	—	—

Income before income taxes and minority interest	14,650	3,202	332	3,593
Income tax (benefit)/provision	(37,372)	1,121	125	1,249
Minority interest	202	100	(143)	26

Net income	$51,820	$1,981	$350	$2,318

Net income per share—basic	$0.95	$0.04	$0.01	$0.04
Net income per share—diluted	$0.93	$0.04	$0.01	$0.04
Weighted average shares—basic	54,756,709	54,746,515	54,683,295	54,621,818
Weighted average shares—diluted	55,520,640	54,880,563	54,890,447	54,848,513