Form 10-Q
period 2008-12-31
SIRONA DENTAL SYSTEMS, INC.
filed 2009-02-05
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended December 31, 2008

or

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

Yes  ☐    No  ☑

As of February 2, 2009, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,838,522.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

PART I	FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(unaudited)
	$’000s (except per share amounts)
ASSETS

Current assets
Cash and cash equivalents	$143,681	$149,663
Restricted cash	961	934
Accounts receivable, net of allowance for doubtful accounts of $1,906 and $1,741, respectively	106,687	80,319
Inventories, net	75,518	77,733
Deferred tax assets	14,752	12,199
Prepaid expenses and other current assets	15,243	21,407
Income tax receivable	12,934	12,505

Total current assets	369,776	354,760
Property, plant and equipment, net of accumulated depreciation and amortization of $53,197 and $47,992, respectively	97,522	100,134
Goodwill	669,435	683,075
Investments	1,584	1,584
Intangible assets, net of accumulated amortization of $259,951 and $246,539, respectively	486,209	514,601
Other non-current assets	3,388	3,661
Deferred tax assets	677	1,190

Total assets	$1,628,591	$1,659,005

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$32,894	$39,803
Short-term debt and current portion of long-term debt	94,248	9,093
Income taxes payable	7,176	4,544
Deferred tax liabilities	246	1,650
Accrued liabilities and deferred income	84,264	85,309

Total current liabilities	218,828	140,399
Long-term debt	454,212	544,350
Deferred tax liabilities	167,051	174,420
Other non-current liabilities	8,547	11,489
Pension related provisions	46,235	47,378
Deferred income	77,500	80,000

Total liabilities	972,373	998,036

Minority interest	162	626

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 95,000,000 shares authorized; 54,865,995 shares issued; and 54,840,279 and 54,865,995 shares outstanding)	549	549
Additional paid-in capital	624,566	620,732
Treasury stock (25,716 at cost)	(264)	—
Excess of purchase price over predecessor basis	(49,103)	(49,103)
Retained earnings	44,061	38,502
Accumulated other comprehensive income	36,247	49,663

Total shareholders’ equity	656,056	660,343

Total liabilities, minority interest and shareholders’ equity	$1,628,591	$1,659,005

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

	Three months ended December 31,
	2008	2007
	$’000s (except per share amounts)
Revenue	$179,721	$200,106
Cost of sales	92,720	105,737

Gross profit	87,001	94,369

Selling, general and administrative expense	57,422	55,886
Research and development	11,058	13,708
Provision for doubtful accounts and notes receivable	225	57
Net other operating income	(3,461)	(2,500)

Operating income	21,757	27,218

Foreign currency transactions loss/(gain), net	3,592	(5,886)
Loss on derivative instruments	4,967	2,218
Interest expense, net	6,064	6,746

Income before taxes and minority interest	7,134	24,140
Income tax provision	1,998	7,242
Minority interest	(423)	(87)

Net income	$5,559	$16,985

Income per share
- Basic	$0.10	$0.31

- Diluted	$0.10	$0.31

Weighted average shares—basic	54,862,708	54,768,324

Weighted average shares—diluted	55,130,373	55,436,741

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2008	2007
	$’000s
Cash flows from operating activities
Net income	$5,559	$16,985

Adjustments to reconcile net income to net cash used in operating activities
Minority interest	(423)	(87)
Depreciation and amortization	22,221	26,123
Loss on disposal of property, plant and equipment	15	—
Loss on derivative instruments	4,967	2,218
Loss/(Gain) on foreign currency transactions	3,592	(5,886)
Deferred income taxes	(7,355)	(5,510)
Amortization of debt issuance cost	299	318
Compensation expense from stock options	3,835	3,660

Changes in assets and liabilities
Accounts receivable	(30,726)	(25,834)
Inventories	(364)	2,108
Prepaid expenses and other current assets	(632)	5,089
Restricted cash	(46)	(11)
Other non-current assets	(224)	5
Trade accounts payable	(7,020)	(7,853)
Accrued interest on long-term debt	5,864	(7,347)
Accrued liabilities and deferred income	(645)	(6,238)
Other non-current liabilities	(2,592)	(1,601)
Income taxes receivable	(662)	302
Income taxes payable	2,763	6,196

Net cash provided by/(used in) operating activities	(1,574)	2,637

Cash flows from investing activities
Investment in property, plant and equipment	(4,852)	(5,226)
Proceeds from sale of property, plant and equipment	283	—
Purchase of intangible assets	(52)	14
Sale of businesses, net of cash sold	4,985	—

Net cash provided by/(used in) investing activities	364	(5,212)

Cash flows from financing activities
Repayments of short-term and long-term debt	(1,153)	(10,121)
Purchase of treasury stock	(264)	—
Common shares issued under share based compensation plans	—	122
Tax effect of common shares exercised under share based compensation plans	—	82

Net cash used in financing activities	(1,417)	(9,917)

The accompanying notes are an integral part of these financial statements.

Change in cash and cash equivalents	(2,627)	(12,492)
Effect of exchange rate change on cash and cash equivalents	(3,355)	2,476
Cash and cash equivalents at beginning of period	149,663	99,842

Cash and cash equivalents at end of period	$143,681	$89,826

Supplemental information
Interest paid	$(704)	$14,217
Interest capitalized	220	101
Income taxes paid	6,864	6,205
Sale of businesses, net of cash sold
Current assets	$5,899	$—
Non-current assets	291	—
Current liabilities	(1,205)	—

	$4,985	$—

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. General

The Company and its Operations

Sirona Dental Systems, Inc. (“Sirona”, “Company”, “we”, “us” or “our”) and its subsidiaries manufacture high quality, technologically advanced dental equipment and systems solutions for the global dental equipment market. We offer a broad range of products across all major segments of the dental equipment market including CAD/CAM systems, digital and film based intra oral and panoramic imaging systems, treatment centers and instruments. We acquired Schick Technologies, Inc. in 2006, which further expanded our global presence and product offerings and strengthened our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 125 years. Sirona’s headquarters are located in Long Island City, New York with its primary facility located in Bensheim, Germany, as well as other support, manufacturing, assembling and sales & service facilities located elsewhere throughout the world.

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the reporting date and the reported amounts of revenues and expenses for the interim period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information not misleading. The year-end condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of December 31, 2008 and September 30, 2008 and the results of operations and cash flows for the three months ended December 31, 2008 and 2007, as applicable to interim periods have been made. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the operating results for the full fiscal year or future periods.

All amounts are reported in thousands of U.S. Dollars ($), except per share amounts or as otherwise disclosed.

Fiscal year

The Company’s fiscal year is October 1 to September 30.

Principles of consolidation

The consolidated financial statements include, after eliminating inter-company transactions and balances, the accounts of Sirona Dental Systems, Inc. and its subsidiaries.

Fair Value Measurements

On October 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements for assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 does not establish requirements for any new fair value measurements but it does apply to existing pronouncements in which fair value measurements are already required. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and the credit risk of the Company and counterparties to the arrangement.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. SFAS No. 157 establishes and prioritizes the following three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$’000s
Assets
Derivative Assets	$—	$580	$—	$580
Liabilities
Derivative Liabilities	$—	$10,416	$—	$10,416

Derivative assets and derivative liabilities are classified in the Company’s December 31, 2008 Condensed Consolidated Balance Sheet as Prepaid expenses and other current assets and Accrued liabilities and deferred income, respectively.

As allowed by FASP Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer until October 1, 2009 the adoption of SFAS No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. Accordingly, the Company has not applied SFAS No. 157 to inventories, property, plant and equipment, or intangible assets with definite useful lives.

As allowed by SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which was adopted effective October 1, 2008, the Company did not elect the fair value option for any eligible financial instruments as of December 31, 2008.

2. Recently Issued Accounting Pronouncements

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

3. Employee Share-Based Compensation

The total stock compensation expense for the Company’s stock option plans amounted to $3,835 for the three months ended December 31, 2008. These expenses include the impact of the stock option grant discussed below.

On October 1, 2008, and December 8, 2008 the Company granted 20,000 and 1,106,700 stock options under the Equity Incentive Plan (the “2006 Plan”), respectively. The stock options vest over a period of four years and expire ten years after the date of the grant. The exercise price of such options may not be less than 100% of the fair market value of a share of the Company’s common stock as determined by the closing price as of the date of the grant. The 2006 Plan provides for granting in total up to 2,275,000 stock options to employees, directors and consultants and received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007.

The fair values of the stock options granted under the 2006 Plan were estimated using the Black-Scholes option pricing model and the assumptions set forth in the following table. The exercise price is equal to the fair market value of Sirona’s stock at the grant date. The expected volatility is determined based on the Company’s historical stock volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant and has a term equal to the expected life of the options. The expected life represents the period of time the options are expected to be outstanding based on anticipated grantee behavior. The expected dividend yield is based on the Company’s history of not paying regular dividends in the past and the Company’s current intention not to pay dividends in the foreseeable future.

	December 2008-Grant	October 2008-Grant
Exercise price	$11.90	$21.32
Expected volatility	51%	51%
Risk-free rate	1.76%	2.87%
Expected life	5 years	5 years
Expected dividends	—	—
Grant date fair value	$5.51	$10.45

In December 2008 the Company offered eligible optionees (optionees who held options with an exercise price of $21.32 or higher) the ability to exchange up to 1,041,500 out of the money stock options granted under the 2006 Stock Option Plan for options of the same aggregate value. The replacement options have an exercise price equal to the closing market price on January 21, 2009, the date the offer expired, and extended vesting terms. Holders of 1,000,500 eligible options agreed to accept 421,428 replacement options with an exercise price of $11.73. Accordingly, 579,072 have been put back into the plan and are available for future grant.

4. Comprehensive Income

	Three months ended December 31,
	2008	2007
	$’000s
Net Income	$5,559	$16,985
Other Comprehensive Income	(13,416)	16,670

Total Comprehensive Income	$(7,857)	$33,655

Other comprehensive income for the three months ended December 31, 2008 relates to the cumulative translation adjustment and the pension obligation adjustment. The cumulative translation adjustment for the three months ended December 31, 2008 includes unrealized non-cash losses on intra-group foreign currency transactions of a long-term investment nature between entities consolidated in these financial statements in the amount of $8,131, the cumulative translation adjustment resulting from the translation of the financial statements of subsidiaries with functional currencies other than the U.S. Dollar in the amount of $5,167 and the pension obligation adjustment includes the amortization of actuarial gains in the amount of $118. Other comprehensive income for the three months ended December 31, 2007 includes unrealized non-cash gains on intra-group foreign currency transactions of a long-term investment nature between entities consolidated in these financial statements in the amount of $11,544, the cumulative translation adjustment resulting from the translation of the financial statements of subsidiaries with functional currencies other than the U.S. Dollar in the amount of $5,164 and the pension obligation adjustment includes the amortization of actuarial gains in the amount of $38.

5. Inventories, Net

	December 31, 2008	September 30, 2008
	$’000s
Finished goods	$38,308	$39,591
Work in progress	13,967	15,028
Raw materials	35,554	34,867

	87,829	89,486
Inventory reserve	(12,311)	(11,753)

	$75,518	$77,733

6. Intangible Assets and Goodwill

	Gross	Accumulated amortization	Net
	$’000s
As of December 31, 2008
Patents and licenses	$146,530	$47,696	$98,834
Trademarks	134,429	253	134,176
Technologies and dealer relationships	464,954	212,002	252,952
Prepayments for intangible assets	247	—	247

	746,160	259,951	486,209
Goodwill	669,435	—	669,435

Total intangible assets	$1,415,595	$259,951	$1,155,644

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2008
Patents and licenses	$150,129	$45,607	$104,522
Trademarks	137,245	228	137,017
Technologies and dealer relationships	473,519	200,704	272,815
Prepayments for intangible assets	247	—	247

	761,140	246,539	514,601
Goodwill	683,075	—	683,075

Total intangible assets	$1,444,215	$246,539	$1,197,676

The change in the value of goodwill from September 30, 2008 to December 31, 2008 relates to changes in exchange rates of $14,292 and a subsequent purchase price adjustment of $652 (EUR 500) related to an earn-out provision from a prior year acquisition.

7. Short-Term Debt and Current Portion of Long-Term Debt

Short-term debt and current portion of long-term debt also includes accrued interest on long-term debt that is payable within the next twelve months. The balance at December 31, 2008 also includes the scheduled repayment of $80.2 million in November 2009.

8. Long-Term Debt

	December 31, 2008	September 30, 2008
	$’000s
Senior term loan, Tranche A1, variable rate repayable in annual installments starting November 2009 through November 2011	152,541	151,317
Senior term loan, Tranche A2, variable rate repayable in annual installments starting November 2009 through November 2011	393,633	398,156
Other debt	1,141	2,140

	547,315	551,613
Less current portion	93,103	7,263

	$454,212	$544,350

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

Each of the senior term loans are to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. At the Company’s current leverage multiples, the facilities bear interest at a margin of 55 basis points plus, in the case of Euro-denominated loans, EURIBOR and, in the case of other loans, LIBOR.

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

9. Income Taxes

For fiscal year 2009, an estimated effective tax rate of 28% has been applied compared to an effective tax rate of 24% for fiscal year 2008. The 2009 effective tax rate has been impacted by the expected distribution of profits across different countries.

With limited exception, the Company and its subsidiaries are no longer subject to income tax examinations by any major tax jurisdiction for the years prior to 2005.

10. Income per Share

The computation of basic and diluted income per share is as follows:

	Three months ended December 31,
	2008	2007
	$’000s (except per share amounts)
Net income	$5,559	$16,985

Weighted average shares outstanding—basic	54,862,708	54,768,324
Dilutive effect of stock options	267,665	668,417

Weighted average shares outstanding—diluted	55,130,373	55,436,741

Income per share
Basic	$0.10	$0.31

Diluted	$0.10	$0.31

Stock options to acquire 3,981,700 shares and 561,000 shares of Sirona’s common stock that were granted in connection with the Company’s stock option Plans were not included in the computation of diluted earnings per share for the three months ended December 31, 2008 and 2007, respectively, because the options’ underlying exercise prices were greater than the average market price of Sirona’s common stock for the respective period.

11. Product Warranty

The following table provides the changes in the product warranty accrual for the three months ended December 31, 2008 and December 31, 2007:

	Three months ended December 31,
	2008	2007
	$’000s
Balance at beginning of the period	$12,176	$12,547
Accruals for warranties issued during the period	5,545	5,442
Warranty settlements made during the period	(5,047)	(4,921)
Translation adjustment	(293)	451

Balance at the end of the period	$12,381	$13,519

12. Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended December 31,
	2008	2007
	$’000s
Service cost	$70	$87
Interest cost	639	654
Amortization of actuarial gains	(118)	(38)

Net periodic benefit cost	$591	$703

13. Segment Reporting

The following tables show the results of the Company’s reportable segments under the Company’s management reporting system. The segment performance measure used to monitor segment performance is gross profit excluding the impact of the acquisition of control of the Sirona business by Sirona Holdings Luxco S.C.A. (“Luxco”), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners (“MDP”), Beecken Petty O’Keefe and management of Sirona, through a leveraged buyout transaction on June 30, 2005 (the “MDP Transaction”) and the acquisition of Schick Technologies, Inc. (the “Exchange”). This measure is considered by management to better reflect the performance of each segment as it eliminates the need to allocate centrally incurred costs and significant purchase accounting effects that the Company does not believe to be representative of the performance of the segments. Furthermore, the Company monitors performance geographically by region. As the Company manages its business on both a product and a geographical basis, U.S. GAAP requires segmental disclosure based on product information.

	Three months ended December 31,
	2008	2007
	$’000s
Revenue external
Dental CAD/CAM Systems	$53,683	$61,973
Imaging Systems	64,984	68,048
Treatment Centers	39,077	44,530
Instruments	21,904	25,550

Total	179,648	200,101
Electronic Center and corporate	73	5

Total	$179,721	$200,106

Revenue internal
Dental CAD/CAM Systems	$—	$—
Imaging Systems	22	20
Treatment Centers	11	4
Instruments	2,234	2,830
Intercompany elimination	(2,267)	(2,854)

Total	—	—
Electronic Center and corporate	5,372	6,427
Intercompany elimination	(5,372)	(6,427)

Total	$—	$—

Revenue total
Dental CAD/CAM Systems	$53,683	$61,973
Imaging Systems	65,006	68,068
Treatment Centers	39,088	44,534
Instruments	24,138	28,380

Total	181,915	202,955
Electronic Center and corporate	5,445	6,432

Total	$187,360	$209,387

Segment performance measure
Dental CAD/CAM Systems	$37,547	$41,193
Imaging Systems	38,852	40,939
Treatment Centers	14,723	18,978
Instruments	9,980	11,743

Total	101,102	112,853
Electronic Center and corporate	2,095	2,138

Total	$103,197	$114,991

Depreciation and amortization expense
Dental CAD/CAM Systems	$977	$1,008
Imaging Systems	1,172	1,200
Treatment Centers	1,433	694
Instruments	765	870

Total	4,347	3,772
Electronic Center and corporate	262	688

Total	$4,609	$4,460

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three month periods ended December 31, 2008 and 2007, are due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended December 31,
	2008	2007
	$’000s
Revenue
Total segments	$179,648	$200,101
Electronic center and corporate	73	5

Consolidated revenue	179,721	200,106

Depreciation and amortization
Total segments	4,347	3,772
Electronic center and corporate	262	688
Differences management reporting vs. U.S. GAAP	17,367	21,663

Consolidated depreciation and amortization	21,976	26,123

Segment performance measure
Total segments	101,102	112,853
Electronic center and corporate	2,095	2,138
Differences management reporting vs. U.S. GAAP	(16,196)	(20,622)

Consolidated gross profit	87,001	94,369
Selling, general and administrative expense	57,422	55,886
Research and development	11,058	13,708
Provision for doubtful accounts and notes receivable	225	57
Net other operating (income)	(3,461)	(2,500)
Foreign currency transactions loss/(gain), net	3,592	(5,886)
Loss on derivative instruments	4,967	2,218
Interest expense, net	6,064	6,746
Other (income)	—	—

Income before income taxes and minority interest	$7,134	$24,140

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this report and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

All amounts are reported in thousands of U.S. Dollars ($), except as otherwise disclosed.

This report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans” and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. All forward looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

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

Sirona works together with large distributors in the U.S. market, including Patterson Dental and Henry Schein, which accounted for 30% and 16%, respectively, of Sirona’s global revenues for the three month period ended December 31, 2008. The relationship with Henry Schein was expanded beyond the European markets to the United States in January 2005. Patterson Dental made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution right for CEREC CAD/CAM products in the United States and Canada until 2017 (“the Patterson exclusivity payment”). The amount Sirona received was recorded as deferred income and is being recognized on a straight-line basis commencing at the beginning of the extension of the exclusivity period in fiscal 2008.

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

Transactions Accounted for as Business Combinations

The MDP Transaction and the Exchange were accounted for as business combinations and are described in detail in the Company’s annual reports on Form 10-K for fiscal years 2008 and 2007.

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

IPR&D projects acquired in connection with the Exchange and the MDP Transaction, with fair values of $6.0 million and $33.8 million, respectively, were appraised and charged to the income statement at the respective dates of acquisition. The projects primarily related to (i) 3D-Imaging, (ii) enhancements to the CAD/CAM system’s hardware and software, (iii) the new treatment center platform and (iv) intra-oral digital imaging. The fair value of $6.0 million in connection with the Exchange related primarily to the intra-oral digital imaging projects. As of December 31, 2008, all of these projects had been completed.

Readers are directed to review the general risks relating to the Company as discussed under “Risk Factors” as set forth in our Form 10-K for the fiscal year ended September 30, 2008.

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. For the three months ended December 31, 2008, approximately 50% of Sirona’s revenue and approximately 71% of its expenses were denominated in Euros. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2007 and December 31, 2008, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of 1.2439 to a high of 1.6017. As of December 31, 2008 and September 30, 2008 the U.S. Dollar/Euro exchange rates were 1.3977 and 1.4340, respectively. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of December 31, 2008, these contracts had notional amounts totaling $48.6 million. Because these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for the current period. The exchange rates used in converting Euro denominated revenues into U.S. Dollar in the Company’s financial statements prepared in accordance with U.S. GAAP were: $1.31883 and $1.44850 for the three months ended December 31, 2008 and 2007, respectively.

Loans made to Sirona under the senior credit facility entered into November 22, 2006 are denominated in the functional currency of the respective borrowers. See “Liquidity and Capital Resources” for a discussion of our senior credit facility. However, inter-company loans are denominated in the functional currency of only one of the parties to the loan agreements. Where inter-company loans are of a long-term investment nature, the potential non-cash fluctuations in exchange rates are reflected within other comprehensive income. These fluctuations may be significant in any period due to changes in the exchange rates between the Euro and the U.S. Dollar.

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

Due to the variations which Sirona has experienced in its quarterly operating results, it does not believe that period-to-period comparisons of results of operations of Sirona are necessarily meaningful or reliable as indicators of current and future performance.

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Revenue

Revenue for the three months ended December 31, 2008 was $179.7 million, a decrease of $20.4 million, or down 10.2%, compared with the three months ended December 31, 2007. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue decreased by 4.4%. By segment, Imaging Systems declined 4.5% (flat on a constant currency basis), Treatment Centers declined 12.2% (down 3.8% on a constant currency basis), CAD/CAM declined 13.4% (down 8.9% on a constant currency basis) and Instruments declined 14.3% (down 6.4% on a constant currency basis).

All segments were impacted by the weak global economy which resulted in a challenging environment for selling dental equipment. In the current slowdown, we are seeing that some dentists are postponing investments in equipment. At the same time, they continue to experience solid demand for innovative high tech products that improve the dentist’s competitive position and increase their practice income; such products include CAD/CAM systems, digital imaging and Galileos 3D imaging systems.

The Dental CAD/CAM Systems segment faced a challenging year over year comparison due to the trade-in program for the MC-XL milling unit, which was still effective in the first quarter of fiscal 2008.

The Imaging Systems segment benefited from positive results in the United States, solid performances in Japan, Australia and Italy, off-set by weakness in Germany.

Revenue in the United States for the three months ended December 31, 2008 decreased by 5.9% compared to the same period of the prior year. Revenue outside the United States decreased by 12.2%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, revenue decreased by 3.6%. Positive revenue growth in non-U.S. and non-European markets, driven by Sirona’s expanded presence in Japan and Russia, was more than offset by declines in Europe.

Cost of Sales

Cost of sales for the three months ended December 31, 2008 was $92.7 million, a decrease of $13.0 million, or down 12.3%, as compared with the prior year. Gross profit as a percentage of revenue was 48.4% compared to 47.2% in the prior year. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $16.2 million for the three months ended December 31, 2008, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $20.6 million for the three months ended December 31, 2007. Excluding these amounts, costs of sales as a percentage of revenue was 42.5% for the three months ended December 31, 2008 compared with 42.4% for the three months ended December 31, 2007 and therefore gross profit as a percentage of revenue was 57.5% compared to 57.6%.

Selling, General and Administrative Expense

For the three months ended December 31, 2008, SG&A expense was $57.4 million, an increase of $1.5 million, or 2.7%, as compared with the three months ended December 31, 2007. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $1.0 million, as well as non-cash option expense in the amount of $3.6 million for the three months ended December 31, 2008, compared with $1.0 million and $3.2 million, respectively, for the three months ended December 31, 2007. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 29.4% for the three months ended December 31, 2008 as compared with 25.8% for the three months ended December 31, 2007. This increase was primarily due to our expanded presence in Japan and increased expenses in the U.S.

Research and Development

R&D expense for the three months ended December 31, 2008 was $11.1 million, a decrease of $2.6 million, or down 19.0%, as compared with the three months ended December 31, 2007. The decrease was mainly due to the timing of our new product introductions. R&D expense included non-cash stock option expense in the amount of $0.2 million and $0.3 million, respectively, for the three months ended December 31, 2008 and for the three months ended December 31, 2007. Excluding these amounts, as a percentage of revenue, R&D expense decreased to 6.1% for the three months ended December 31, 2008, compared with 6.7% for the three months ended December 31, 2007.

Net other operating income

Net other operating income for the three months ended December 31, 2008 was $3.5 million, compared to $2.5 million for the three months ended December 31, 2007. In both periods net other operating income included $2.5 million resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. In the three months ended December 31, 2008 net other operating income also included a gain from the sale of a sales and service subsidiary in Spain of $1.0 million.

Loss/(gain) on Foreign Currency Transactions

Loss on foreign currency transactions for the three months ended December 31, 2008 amounted to $3.6 million compared to a gain of $5.9 million for the three months ended December 31, 2007. For the three months ended December 31, 2008 the loss included an unrealized non-cash foreign currency loss of $2.3 million on the U.S. Dollar denominated deferred income, resulting from the currency revaluation adjustment of Patterson’s exclusivity payment and a $1.4 million loss due to the currency revaluation of U.S. Dollar denominated short-term intra-group loans. For the three months ended December 31, 2007 the gain included an unrealized non-cash foreign currency gain of $3.6 million on the U.S. Dollar denominated deferred income, resulting from the currency revaluation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on U.S. Dollar denominated short-term intra-group loans to European entities of $2.1 million.

Loss on Derivative Instruments

Loss on derivative instruments for the three months ended December 31, 2008 amounted to $5.0 million compared to a loss of $2.2 million for the three months ended December 31, 2007. For the three months ended December 31, 2008 the loss included an unrealized non-cash loss of $8.1 million on interest swaps, as well as a non-cash gain on foreign currency derivatives of $3.1 million. The loss for the three months ended December 31, 2007 included an unrealized non-cash loss of $1.7 million on interest swaps, as well as a non-cash loss on foreign currency derivatives of $0.5 million.

Interest Expense

Net interest expense for the three months ended December 31, 2008 was $6.1 million, compared to $6.7 million for the three months ended December 31, 2007. This decrease was primarily due to lower LIBOR and EURIBOR rates.

Income Tax Provision

The income tax provision for the three months ended December 31, 2008 was $2.0 million, compared to $7.2 million for the three months ended December 31, 2007. For fiscal year 2009, an estimated effective tax rate of 28% has been applied compared to an effective tax rate of 24% for fiscal year 2008. The 2009 effective tax rate is expected to be higher than 2008, due to a variety of factors including the estimated distribution of profits across the different countries.

Net Income

Sirona’s net income for the three months ended December 31, 2008 was $5.6 million, a decrease of $11.4 million, as compared with the three months ended December 31, 2007. First quarter 2009 net income included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to the Exchange and the MDP Transaction (deal related amortization and depreciation) of $17.2 million ($12.4 million net of tax), unrealized, non-cash foreign currency losses on the deferred income from the Patterson exclusivity payment of $2.3 million ($1.6 million net of tax) and losses on short-term intra-group loans of $1.4 million ($1.0 million net of tax). Sirona’s net income for the three month period ended December 31, 2007 included deal related amortization and depreciation of $21.7 million ($15.2 million net of tax), currency revaluation gains on the Patterson exclusivity payment of $3.6 million ($2.5 million net of tax) and revaluation gains on short-term intra-group loans of $2.1 million ($1.5 million net of tax).

The estimated tax rate for fiscal year 2009 is 28% compared to an estimated tax rate of 24% for fiscal year 2008. Option expense was $3.8 million ($2.8 million net of tax) in the first quarter of 2009, compared to $3.7 million ($2.6 million net of tax) in the prior year period.

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

	Three months ended
	December 31, 2008	December 31, 2007
	$’000s
Net cash (used in)/provided by operating activities	$(1,574)	$2,637
Net cash provided by/(used in) investing activities	364	(5,212)
Net cash (used in) financing activities	(1,417)	(9,917)

(Decrease) in cash during the period	$(2,627)	$(12,492)

Net Cash (Used in)/Provided by Operating Activities

Net cash (used in)/provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash (used in)/provided by operating activities was $(1.6) million for the three months ended December 31, 2008 compared to $2.6 million for the three months ended December 31, 2007. The primary contributing factors to the decrease in cash from operating activities were a decrease in net income as well as an increase in working capital, mainly driven by the development of accounts receivables. Net cash (used in)/provided by operating activities was also impacted by net interest income of $0.7 million for the three months ended December 31, 2008 and net interest payments of $14.2 million for the three months December 31, 2007 resulting from different interest payment periods.

Net Cash Provided by/(Used in) Investing Activities

Net cash provided by/(used in) investing activities represents cash provided by/(used in) capital expenditures in the course of normal operating activities, proceeds from the disposal of long-lived assets and the proceeds from the sale of an investment in a subsidiary for the three months ended December 31, 2008. Effective November 28, 2008 the Company sold its sales and services subsidiary in Spain. The primary contributors to the investing cash outflow for the three months ended December 31, 2007 were capital expenditures in the course of normal operating activities.

Net Cash Used in Financing Activities

Net cash used in financing activities was $(1.4) million for the three months ended December 31, 2008, compared to $(9.9) million for the three months ended December 31, 2007. Net cash used in financing activities in the three months ended December 31, 2008 relates to the repayment of a bank loan in China and the purchase of treasury shares under the stock repurchase program. Net cash used in financing activities in the three months ended December 31, 2007 relates to the repayment of the utilized portion of the Company’s revolving credit facility.

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

Capital Resources

Senior Term Loans

On November 22, 2006, Sirona Dental Systems, Inc. entered into a senior credit facility (the “Senior Facilities Agreement”) as original guarantor, with Schick Technologies, Inc., a New York company and wholly owned subsidiary of Sirona (“Schick NY”) as original borrower and original guarantor, with Sirona Dental Systems GmbH, as original borrower and original guarantor, with Sirona Dental Services GmbH, as original borrower and original guarantor and with Sirona Dental Systems LLC, Sirona Holding GmbH and Sirona Immobilien GmbH as original guarantors. Initial borrowings under the Senior Facilities Agreement plus excess cash were used to retire the outstanding borrowings under the Company’s previous credit facilities.

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

Each of the senior term loans has a five year maturity and is to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. At the Company’s current leverage multiples, the facilities bear interest at a margin of 55 basis points plus, in the case of Euro-denominated loans, EURIBOR and, in the case of other loans, LIBOR.

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

Other Financial Data

	Three months ended December 31,
	2008	2007
	$’000s
Net income	$5,559	$16,985
Net interest expense	6,064	6,746
Provision for income taxes	1,998	7,242
Depreciation	4,608	3,793
Amortization	17,613	22,329

EBITDA	$35,842	$57,095

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

(iv)	analyse and evaluate financial and strategic planning decisions regarding future operating investments; and

(v)	plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.

Sirona’s management believes that EBITDA and the supplemental information provided is useful to investors as it provides them with disclosures of Sirona’s operating results on the same basis as that used by Sirona’s management.

Supplemental Information

	Three months ended December 31,
	2008	2007
	$’000s
Share-based compensation	$3,835	$3,660
Unrealized, non-cash loss/(gain) on revaluation of the carrying value of the $-denominated exclusivity fee	2,291	(3,631)
Unrealized, non-cash loss/(gain) on revaluation of the carrying value of short-term intra-group loans	1,402	(2,110)

	$7,528	$(2,081)

Recently Issued Accounting Pronouncements

See note 2 to the unaudited condensed consolidated financial statements for discussion of recently issued accounting pronouncements that have not yet been adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk since September 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2008. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item IA of its 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2008, the Company authorized a stock repurchase program to purchase up to an aggregate of $50,000,000 of its common stock in open market transactions. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three-month period ended December 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
12/1/08 – 12/31/08	25,716	$10.28	25,716	$49,735,640
Total	25,716	$10.28	25,716	$49,735,640

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

The Company and Theo Haar, Executive Vice President, have agreed that Mr. Haar will retire. Pursuant to the terms of Mr. Haar’s employment agreement, Mr. Haar’s retirement from the Company will be effective as of February 28, 2011.

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

Date: February 5, 2009

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