Form 10-Q
period 2009-03-31
SIRONA DENTAL SYSTEMS, INC.
filed 2009-05-05
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Registrant’s telephone number, including area code: (718) 482-2011

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☑

As of May 1, 2009, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,856,265.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2009

PART I	FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	September 30, 2008
	(unaudited)
	$’000s (except per share amounts)
ASSETS

Current assets
Cash and cash equivalents	$157,504	$149,663
Restricted cash	888	934
Accounts receivable, net of allowance for doubtful accounts of and, respectively	97,143	80,319
Inventories, net	74,245	77,733
Deferred tax assets	15,035	12,199
Prepaid expenses and other current assets	16,523	21,407
Income tax receivable	9,681	12,505

Total current assets	371,019	354,760
Property, plant and equipment, net of accumulated depreciation and amortization of and, respectively	93,634	100,134
Goodwill	643,738	683,075
Investments	1,647	1,584
Intangible assets, net of accumulated amortization of and, respectively	451,182	514,601
Other non-current assets	3,019	3,661
Deferred tax assets	870	1,190

Total assets	$1,565,109	$1,659,005

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$33,454	$39,803
Short-term debt and current portion of long-term debt	81,002	9,093
Income taxes payable	6,110	4,544
Deferred tax liabilities	244	1,650
Accrued liabilities and deferred income	84,839	85,309

Total current liabilities	205,649	140,399
Long-term debt	439,042	544,350
Deferred tax liabilities	155,175	174,420
Other non-current liabilities	8,024	11,489
Pension related provisions	44,125	47,378
Deferred income	75,000	80,000

Total liabilities	927,015	998,036

Minority interest	505	626

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 95,000,000 shares authorized;
54,883,988 shares issued and 54,856,265 and 54,865,995 shares outstanding)	549	549
Additional paid-in capital	628,694	620,732
Treasury stock (27,723 at cost)	(284)	—
Excess of purchase price over predecessor basis	(49,103)	(49,103)
Retained earnings	44,656	38,502
Accumulated other comprehensive income	13,077	49,663

Total shareholders’ equity	637,589	660,343

Total liabilities, minority interest and shareholders’ equity	$1,565,109	$1,659,005

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	$’000s (except per share amounts)		$’000s (except per share amounts)
Revenue	$164,822	$189,461	$344,543	$389,567
Cost of sales	84,507	103,086	177,227	208,823

Gross profit	80,315	86,375	167,316	180,744

Selling, general and administrative expense	56,048	60,590	113,470	116,476
Research and development	10,043	11,967	21,101	25,675
Provision for doubtful accounts and notes receivable	221	140	446	197
Net other operating loss/(income) and restructuring costs	270	(2,500)	(3,191)	(5,000)

Operating income	13,733	16,178	35,490	43,396

Foreign currency transactions loss/(gain), net	7,077	(9,039)	10,669	(14,925)
(Gain)/loss on derivative instruments	(240)	2,995	4,727	5,213
Interest expense, net	5,593	6,655	11,657	13,401
Other Expense	—	305	—	305

Income before taxes and minority interest	1,303	15,262	8,437	39,402
Income tax provision	364	4,579	2,362	11,821
Minority interest	344	(246)	(79)	(333)

Net income	$595	$10,929	$6,154	$27,914

Income per share
- Basic	$0.01	$0.20	$0.11	$0.51

- Diluted	$0.01	$0.20	$0.11	$0.50

Weighted average shares—basic	54,818,604	54,786,224	54,856,537	54,784,801

Weighted average shares—diluted	55,044,094	55,189,583	55,103,133	55,357,044

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2009	2008
	$’000s
Cash flows from operating activities
Net income	$6,154	$27,914

Adjustments to reconcile net income to net cash used in operating activities
Minority interest	(76)	(329)
Depreciation and amortization	44,572	53,036
Loss on disposal of property, plant and equipment	80	46
Loss on derivative instruments	4,727	5,213
Loss/(gain) on foreign currency transactions	10,669	(14,925)
Deferred income taxes	(14,010)	(9,901)
Amortization of debt issuance cost	597	641
Compensation expense from stock options	7,794	7,498

Changes in assets and liabilities
Accounts receivable	(24,724)	(5,356)
Inventories	(1,776)	(3,156)
Prepaid expenses and other current assets	(11,837)	(2,761)
Restricted cash	(16)	55
Other non-current assets	(664)	626
Trade accounts payable	(3,177)	(15,242)
Accrued interest on long-term debt	(4,043)	(7,607)
Accrued liabilities and deferred income	6,371	(11,099)
Other non-current liabilities	(2,702)	1,668
Income taxes receivable	2,066	257
Income taxes payable	1,867	2,981

Net cash provided by operating activities	21,872	29,559

Cash flows from investing activities
Investment in property, plant and equipment	(10,137)	(16,584)
Proceeds from sale of property, plant and equipment	283	6
Purchase of intangible assets	(64)	(273)
Purchase of long-term investments	(63)	(63)
Sale of businesses, net of cash sold	4,985	—

Net cash used in investing activities	(4,996)	(16,914)

Cash flows from financing activities
Repayments of long-term debt	(1,153)	(10,121)
Purchase of treasury stock	(285)	—
Common shares issued under share based compensation plans	134	489
Tax effect of common shares exercised under share based compensation plans	34	205

Net cash used in financing activities	(1,270)	(9,427)

The accompanying notes are an integral part of these financial statements.

Change in cash and cash equivalents	15,606	3,218
Effect of exchange rate change on cash and cash equivalents	(7,765)	7,894
Cash and cash equivalents at beginning of period	149,663	99,842

Cash and cash equivalents at end of period	$157,504	$110,954

Supplemental information
Interest paid	$13,468	$20,329
Interest capitalized	265	244
Income taxes paid	12,064	17,945
Sale of businesses, net of cash sold
Current assets	$5,899	$—
Non-current assets	291	—
Current liabilities	(1,205)	—

	$4,985	$—

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. General

The Company and its Operations

Sirona Dental Systems, Inc. (“Sirona,” “Company,” “we,” “us,” or “our”) and its subsidiaries manufacture high quality, technologically advanced dental equipment and systems solutions for the global dental equipment market. We offer a broad range of products across all major segments of the dental equipment market including CAD/CAM systems, digital and film based intra oral and panoramic imaging systems, treatment centers and instruments. We acquired Schick Technologies, Inc. in 2006, which further expanded our global presence and product offerings and strengthened our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 125 years. Sirona’s headquarters are located in Long Island City, New York with its primary facility located in Bensheim, Germany, as well as other support, manufacturing, assembling and sales & service facilities located elsewhere throughout the world.

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

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of March 31, 2009 and September 30, 2008 and the results of operations and cash flows for the three months and six months ended March 31, 2009 and March 31, 2008, as applicable to interim periods have been made. The results of operations for the three months and six months ended March 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements— an amendment of ARB No. 51, (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB No. 51”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously referred to as minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the potential impact of adopting SFAS 160 on its consolidated financial statements.

3. Employee Share-Based Compensation

Stock compensation expense under the Company’s stock option plans (the “Plans”) amounted to $3,959 and $7,794 for the three and six months ended March 31, 2009, respectively, and $3,838 and $7,498 for the three and six months ended March 31, 2008, respectively. The fiscal 2009 expenses include the impact of the stock option and restricted stock grants discussed below.

On October 1, 2008, December 8, 2008, and January 2, 2009, the Company granted 20,000, 1,106,700, and 1,000 stock options under the Equity Incentive Plan (the “2006 Plan”), respectively. The stock options vest over a period of four years and expire ten years after the date of the grant. The 2006 Plan, as amended, provides for awards aggregating 4,550,000 stock options or restricted stock to employees, directors and consultants.

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

	January 2009-Grant	December 2008-Grant	October 2008-Grant
Exercise price	$10.36	$11.90	$21.32
Expected volatility	51%	51%	51%
Risk-free rate	1.72%	1.76%	2.87%
Expected life	5 years	5 years	5 years
Expected dividends	—	—	—
Grant date fair value	$4.17	$5.51	$10.45

In January and March 2009, the Company completed two value-for-value stock option exchange programs for holders of eligible options granted under the 1996 Incentive Stock Option Plan (“1996 Plan”) and the 2006 Plan with exercise prices of $21.32 or higher. Excluded from participating in the option exchange programs were the Company’s independent directors. Under the value-for-value option exchange programs, the option holders were allowed to surrender their eligible options in exchange for a lower number of replacement options requiring an additional year of service for vesting and having an exercise price equal to the closing price of Sirona’s stock on January 21, 2009 or March 30, 2009, the date the respective offers expired. The fair value of the replacement options approximates the fair value of the surrendered options in the aggregate, as determined using the Black-Scholes option pricing model as of the respective exchange date. Aggregate future non-cash stock option compensation expense is unchanged by the exchange programs in terms of both amount and timing of recognition.

Under the January 21, 2009 option exchange program, holders of 1,000,500 eligible options issued under the 2006 Plan surrendered those options in exchange for 421,428 replacement options with an exercise price of $11.73. Accordingly, 579,072 options were added back to the plan and became available for future grant.

Under the March 30, 2009 option exchange program, holders of 1,619,750 eligible options issued under the 1996 Plan at an exercise price of $25.10 surrendered those options in exchange for 988,325 replacement options under the 2006 Plan with an exercise price of $14.09. Because the 1996 Plan has expired, the cancelled options did not become available for future grant.

4. Comprehensive Income

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	$’000s		$’000s
Net Income	$595	$10,929	$6,154	$27,914
Other Comprehensive Income
Cumulative translation adjustment from unrealized non-cash (loss)/gain on intra-group foreign currency transactions of long-term investments	(15,284)	24,374	(23,415)	35,918
Cumulative translation adjustment from the translation of financial statements of subsidiaries	(8,003)	12,677	(13,406)	17,765
Amortization of actuarial gains	117	40	235	78

Total Other Comprehensive Income	(23,170)	37,091	(36,586)	53,761

Total Comprehensive Income	$(22,575)	$48,020	$(30,432)	$81,675

5. Inventories, Net

	March 31, 2009	September 30, 2008
	$’000s
Finished goods	$40,354	$39,591
Work in progress	14,984	15,028
Raw materials	31,489	34,867

	86,827	89,486
Inventory reserve	(12,582)	(11,753)

	$74,245	$77,733

6. Intangible Assets and Goodwill

	Gross	Accumulated amortization	Net
		$’000s
As of March 31, 2009
Patents & licenses	$139,785	$48,313	$91,472
Trademarks	129,395	278	129,117
Technologies and dealer relationships	449,388	219,042	230,346
Prepayments for intangible assets	247	—	247

	718,815	267,633	451,182
Goodwill	643,738	—	643,738

Total intangible assets	$1,362,553	$267,633	$1,094,920

	Gross	Accumulated amortization	Net
		$’000s
As of September 30, 2008
Patents & licenses	$150,129	$45,607	$104,522
Trademarks	137,245	228	137,017
Technologies and dealer relationships	473,519	200,704	272,815
Prepayments for intangible assets	247	—	247

	761,140	246,539	514,601
Goodwill	683,075	—	683,075

Total intangible assets	$1,444,215	$246,539	$1,197,676

The change in the value of goodwill from September 30, 2008 to March 31, 2009 relates to changes in exchange rates of $39,961, a subsequent purchase price adjustment of $652 (EUR 500) related to an earn-out provision from a prior year acquisition, and decreases of $28 relating to the accounting for income tax benefits from the exercise of employee stock options.

7. Short-Term Debt and Current Portion of Long-Term Debt

Short-term debt and current portion of long-term debt also includes accrued interest on long-term debt that is payable within the next twelve months. The balance at March 31, 2009 also includes the November scheduled debt repayment of $77.5 million (15% of Senior term loans).

8. Long-Term Debt

	March 31, 2009	September 30, 2008
	$’000s
Senior term loan, Tranche A1, variable rate repayable in annual installments starting November 2009 through November 2011	150,631	151,317
Senior term loan, Tranche A2, variable rate repayable in annual installments starting November 2009 through November 2011	368,329	398,156
Other debt	1,045	2,140

	520,005	551,613
Less current portion	80,963	7,263

	$439,042	$544,350

Senior Term Loans

On November 22, 2006, Sirona Dental Systems, Inc. entered into a senior credit facility (the “Senior Facilities Agreement”) as original guarantor, with Schick Technologies, Inc., a New York company and wholly owned subsidiary of Sirona (“Schick NY”), as original borrower and original guarantor, with Sirona Dental Systems GmbH, as original borrower and original guarantor, with Sirona Dental Services GmbH, as original borrower and original guarantor and with Sirona Dental Systems LLC, Sirona Holding GmbH (subsequently merged with Sirona Dental Services GmbH) and with Sirona Immobilien GmbH as original guarantors. Initial borrowings under the Senior Facilities Agreement plus excess cash were used to retire the outstanding borrowings under the Company’s previous credit facilities.

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

9. Income Taxes

For fiscal year 2009, an estimated effective tax rate of 28% has been applied compared to an effective tax rate of 24% for fiscal year 2008. The 2009 estimated effective tax rate has been impacted by the expected distribution of profits across different countries. Variances between the expected and actual distribution of profits could result in a deviation of the actual from the estimated tax rate.

With limited exception, the Company and its subsidiaries are no longer subject to income tax examinations by any major tax jurisdiction for the years prior to 2005.

10. Income per Share

The computation of basic and diluted income per share is as follows:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	$’000s (except for share and per share amounts)		$’000s (except for share and per share amounts)
Net income	$595	$10,929	$6,154	$27,914

Weighted average shares outstanding—basic	54,818,604	54,786,224	54,856,537	54,784,801
Dilutive effect of stock options	225,490	403,359	246,596	572,243

Weighted average shares outstanding—diluted	55,044,094	55,189,583	55,103,133	55,357,044

Income per share
Basic	$0.01	$0.20	$0.11	$0.51

Diluted	$0.01	$0.20	$0.11	$0.50

Stock options to acquire 1,231,950 shares common stock that were granted in connection with the Plans were not included in the computation of diluted earnings per share for the three and six months ended March 31, 2009 because the options underlying exercise price was greater than the average price of Sirona’s common stock for the period.

Stock options to acquire 1,186,375 and 1,146,375 shares, respectively of Sirona’s common stock that were granted in connections with the 2006 Plan were not included in the computation of diluted earnings per share for the three and six months ended March 31, 2008 because the options underlying exercise price was greater than the average price of Sirona’s common stock for the period.

11. Product Warranty

The following table provides the changes in the product warranty accrual for the three months and the six months ended March 31, 2009 and March 31, 2008:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	$’000s		$’000s
Balance at beginning of the period	$12,381	$13,519	$12,176	$12,547
Accruals for warranties issued during the period	4,934	5,218	10,276	10,670
Warranty settlements made during the period	(4,986)	(5,492)	(9,832)	(10,413)
Translation adjustment	(523)	912	(814)	1,353

Balance at the end of the period	$11,806	$14,157	$11,806	$14,157

12. Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	$’000s		$’000s
Service cost	$70	$90	$140	$177
Interest cost	634	677	1,273	1,331
Amortization of actuarial gains	(117)	(40)	(235)	(78)

Net periodic benefit cost	$587	$727	$1,178	$1,430

13. Net Other Operating (Income)/Loss and Restructuring Costs

In December 2008 we announced certain actions to reduce operating costs and thereby to improve the efficiency of our organization. These actions predominantly relate to overhead functions in Germany including increased automation of our processes, the optimization of the supply chain as well as increased efficiency in our administrative functions.

For the three months period ended March 31, 2009, we incurred restructuring costs of $2.8 million ($2.0 million after taxes), consisting of employee severance pay and benefits as well as outside consulting fees directly related to the restructuring plan. The consulting fees were incurred to analyze processes in order to identify restructuring potential with the objective to reduce headcount. The costs associated with the restructuring are included in net other operating (income)/loss and restructuring costs within our consolidated statement of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the quarter ended March 31, 2009 and the remaining accrued balance of restructuring costs as of March 31, 2009, which is included in accrued liabilities within our condensed consolidated balance sheet:

	Provision at October 1, 2008	Restructuring Costs	Payments	Currency translation adjustment	Provision at March 31, 2009
			$’000s
Severance costs	$—	$2,043	$—	$39	$2,082
Consulting costs	—	727	334	7	400

Total	$—	$2,770	$334	$46	$2,482

We expect to record remaining costs of approximately $7.5 million in the second half of fiscal 2009. We expect that the majority of the total costs of approximately $10 million will be paid in fiscal 2009.

14. Derivative Instruments and Hedging Strategies

Our operations are exposed to market risks from changes in foreign currency exchange rates and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Interest Rate Risk

The Company is exposed to interest rate risk associated with fluctuations in the interest rates on its variable interest rate debt. In order to manage this risk, the Company has entered into interest rate swap agreements that convert the debt’s variable interest rate to a fixed interest rate. These swap agreements are considered to be economic hedges which are not considered hedging instruments under SFAS 133.

Interest rate swaps have been established for 66.6% of the interest on the Senior Term loans until March 2010. The interest rate swaps fix the LIBOR or EURIBOR element of interest payable on 66.6% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period range from 3.50% to 5.24%. Settlement of the swaps is required on a quarterly basis.

Foreign Currency Exposure

Although the U.S. Dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. During the periods under review, the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results. In order to manage foreign currency exposures, the Company enters into foreign exchange forward contracts. As with its interest rate swap instruments, the Company enters into forward contracts that are considered to be economic hedges which are not considered hedging instruments under SFAS 133.

As of March 31, 2009, these contracts had notional amounts totaling $46.8 million. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at March 31, 2009 is described in Note 15 Fair Value Measurements.

The location and amount of gains and losses from the fair value changes of derivative instruments reported in our condensed consolidated income statement were as follows:

		For the three months ended March 31, 2009	For the six months ended March 31, 2009
Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
Interest rate swap contracts	(Gain)/loss on derivative instruments	$506	$8,566
Foreign exchange contracts	(Gain)/loss on derivative instruments	(746)	(3,839)

Total		$(240)	$4,727

15. Fair Value Measurements

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$’000s
Assets
Derivative Assets	$—	$1,314	$—	$1,314
Liabilities
Derivative Liabilities	$—	$10,672	$—	$10,672

In the Company’s March 31, 2009 Condensed Consolidated Balance Sheet derivative assets and derivative liabilities are classified as Prepaid expenses and other current assets and Accrued liabilities and deferred income, respectively.

As allowed by FASB Staff Position (FSP) FAS 157-2, Effective Date of FABS Statement No. 157, the Company has elected to defer until October 1, 2009 the adoption of SFAS No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. Accordingly, the Company has not applied SFAS No. 157 to inventories, property, plant and equipment, or intangible assets with definite useful lives.

As allowed by SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which was adopted effective October 1, 2008, the Company did not elect the fair value option for any eligible financial instruments as of December 31, 2008 or March 31, 2009.

16. Segment Reporting

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

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	$’000s		$’000s
Revenue external
Dental CAD/CAM Systems	$62,340	$66,207	$116,023	$128,180
Imaging Systems	49,452	60,256	114,435	128,304
Treatment Centers	33,050	39,338	72,127	83,868
Instruments	19,823	23,655	41,727	49,205

Total	$164,665	189,456	344,312	389,557

Revenue internal
Dental CAD/CAM Systems	$—	$—	$—	$—
Imaging Systems	5	38	27	58
Treatment Centers	4	5	15	9
Instruments	2,133	2,628	4,367	5,458
Intercompany elimination	(2,142)	(2,671)	(4,409)	(5,525)

Total	$—	—	—	—

Revenue total
Dental CAD/CAM Systems	$62,340	$66,207	$116,023	$128,180
Imaging Systems	49,457	60,294	114,462	128,362
Treatment Centers	33,054	39,343	72,142	83,877
Instruments	21,956	26,283	46,094	54,663

Total	$166,807	192,127	348,721	395,082

Segment performance measure
Dental CAD/CAM Systems	$43,414	$43,553	$80,961	$84,746
Imaging Systems	29,160	35,961	68,012	76,900
Treatment Centers	12,311	15,184	27,034	34,162
Instruments	8,947	10,559	18,927	22,302

Total	$93,832	105,257	194,934	218,110

Depreciation and amortization expense
Dental CAD/CAM Systems	$1,151	$927	$2,128	$1,935
Imaging Systems	1,152	1,361	2,324	2,561
Treatment Centers	1,386	828	2,819	1,522
Instruments	503	962	1,268	1,832

Total	$4,192	4,078	8,539	7,850

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three month and six month periods ended March 31, 2009 and 2008 are due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	$’000s		$’000s
Revenue
Total segments (external)	$164,665	$189,456	$344,312	$389,557
Electronic center and corporate	157	5	231	10

Consolidated revenue	164,822	189,461	344,543	389,567

Depreciation and amortization
Total segments	4,192	4,078	8,539	7,850
Electronic center and corporate	600	710	861	1,397
Differences management reporting vs. U.S. GAAP	17,600	22,237	35,213	43,899

Consolidated depreciation and amortization	22,392	27,025	44,613	53,146

Segment performance measure
Total segments	93,832	105,257	194,934	218,110
Electronic center and corporate	(959)	2,300	1,136	4,438
Differences management reporting vs. U.S. GAAP	(12,558)	(21,182)	(28,754)	(41,804)

Consolidated gross profit	80,315	86,375	167,316	180,744
Selling, general and administrative expense	56,048	60,590	113,470	116,476
Research and development	10,043	11,967	21,101	25,675
Provision for doubtful accounts and notes receivable	221	140	446	197
Net other operating loss/(income) and restructuring costs	270	(2,500)	(3,191)	(5,000)
Foreign currency transactions loss/(gain), net	7,077	(9,039)	10,669	(14,925)
(Gain)/loss on derivative instruments	(240)	2,995	4,727	5,213
Interest expense, net	5,593	6,655	11,657	13,401
Other expense	—	305	—	305

Income before income taxes and minority interest	$1,303	$15,262	$8,437	$39,402

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant Factors that Affect Sirona’s Results of Operations

Increased Focus on Sirona’s Position in the U.S. Market and Further Global Expansion

The U.S. market is the largest individual market for Sirona. Over the last three fiscal years, Sirona experienced strong revenue growth, with U.S. Dollar revenue, bolstered by the June 2006 acquisition of Schick Technologies, increasing on average by 21% annually. Several products have generated significant interest in the U.S. market, including, but not limited to, CEREC, Schick imaging products, GALILEOS, the ORTHOPHOS XG line, inLab and inEos.

Sirona works together with large distributors in the U.S. market, including Patterson Dental and Henry Schein, which accounted for 30% and 16%, respectively, of Sirona’s global revenues for the six month period ended March 31, 2009. The relationship with Henry Schein was expanded beyond the European markets to the United States in January 2005. Patterson Dental made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution right for CEREC CAD/CAM products in the United States and Canada until 2017 (“the Patterson exclusivity payment”). The amount Sirona received was recorded as deferred income and is being recognized on a straight-line basis commencing at the beginning of the extension of the exclusivity period in fiscal 2008.

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

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. For the six months ended March 31, 2009, approximately 49% of Sirona’s revenue and approximately 71% of its expenses were denominated in Euros. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2007 and March 31, 2009, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of 1.2439 to a high of 1.6017 and as of March 31, 2009 and September 30, 2008 were 1.3328 and 1.4340, respectively. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of March 31, 2009, these contracts had notional amounts totaling $46.8 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for the current period. The exchange rates used in converting Euro denominated revenues into U.S. $ in the Company’s financial statements prepared in accordance with U.S. GAAP were: $1.30799 and $1.49777 for the three months ended March 31, 2009 and 2008, respectively, and $1.31347 and $1.4730 for the six months ended March 31, 2009 and 2008, respectively.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue

Revenue for the three months ended March 31, 2009 was $164.8 million, a decrease of $24.7 million, or down 13.0%, compared with the three months ended March 31, 2008. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue decreased by 4.5%. By segment, CAD/CAM declined 5.8% (flat on a constant currency basis), Treatment Centers declined 16.0% (down 4.2% on a constant currency basis), Instruments declined 16.2% (down 4.3% on a constant currency basis), and Imaging Systems declined 17.9% (down 10.5% on a constant currency basis).

All segments were impacted by the weak global economy which resulted in a challenging environment for selling dental equipment. In the current slowdown, we are seeing that some dentists are postponing investments in equipment. At the same time, they continue to demand innovative high tech products that improve their competitive position and increase their practice income; such products include CAD/CAM systems, digital imaging and Galileos 3D imaging systems. In addition revenue in the second quarter was impacted by the bi-annual international trade show “IDS” in Cologne at the end of March, as some dentists wait with their investment decisions until after the show.

The Dental CAD/CAM Systems segment faced a challenging year over year comparison due to the trade-in program for the MC-XL milling unit, which had a major impact in the second quarter of fiscal 2008. The launch of the new Acquisition Unit and its acceptance in the market contributed positively.

Although the Imaging Systems segment was impacted by pricing pressure in a challenging economic environment, Sirona maintained its market share.

Revenue in the United States for the three months ended March 31, 2009 decreased by 1.1% compared to the same period of the prior year. Revenue outside the United States decreased by 18.0%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, revenue decreased by 6.1%, with mixed results among the countries. Positive revenue growth in Germany, Japan and Australia was more than offset by declines, particularly in European countries.

Cost of Sales

Cost of sales for the three months ended March 31, 2009 was $84.5 million, a decrease of $18.6 million, or down 18.0%, as compared with the prior year. Gross profit as a percentage of revenue was 48.7% compared to 45.6% in the prior year. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $16.1 million as well as non-cash option expense of $0.1 million for the three months ended March 31, 2009, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $21.2 million and non-cash option expense of $0.2 million for the three months ended March 31, 2008. Excluding these amounts, costs of sales as a percentage of revenue was 41.5% for the three months ended March 31, 2009 compared with 43.1% for the three months ended March 31, 2008 and therefore gross profit as a percentage of revenue was 58.5% compared to 56.9%.

Selling, General and Administrative

For the three months ended March 31, 2009, SG&A expense was $56.0 million, a decrease of $4.6 million, or 7.6%, as compared with the three months ended March 31, 2008. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $1.0 million, as well as non-cash option expense in the amount of $3.8 million for the three months ended March 31, 2009, compared with $1.1 million and $3.5 million, respectively, for the three months ended March 31, 2008. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 31.1% for the three months ended March 31, 2009 as compared with 29.6% for the three months ended March 31, 2008. The decrease in SG&A is mainly driven by variations in the U.S. Dollar/Euro exchange rate as most of the expenses were denominated in Euro, whereas the increase as a percentage of sales is mainly due to our expanded presence in Japan and expenses for the bi-annual international trade show “IDS”.

Research and Development

R&D expense for the three months ended March 31, 2009 was $10.0 million, a decrease of $2.0 million, or down 16.7%, as compared with the three months ended March 31, 2008. R&D expense included non-cash stock option expense in the amount of $0.1 million and $0.2 million, respectively, for the three months ended March 31, 2009 and March 31, 2008.

Excluding these amounts, as a percentage of revenue, R&D expense was 6.0% for the three months ended March 31, 2009, compared with 6.2% for the three months ended March 31, 2008. The decrease was mainly due to variations in the U.S. Dollar/Euro exchange rate and the introduction of our new products.

Net other operating (income)/loss and restructuring costs

Net other operating loss for the three months ended March 31, 2009 was $0.3 million, compared to a net operating income of $2.5 million for the three months ended March 31, 2008. In both periods net other operating income/loss included $2.5 million income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment.

In December 2008 we announced certain actions to reduce operating costs and thereby to improve the efficiency of our organization. These actions predominantly relate to overhead functions in Germany including increased automation of our processes, the optimization of the supply chain as well as increased efficiency in our administrative functions.

For the three months ended March 31, 2009, we incurred restructuring costs of $ 2.8 million ($2.0 million after taxes), consisting of employee severance pay and benefits and outside consulting fees directly related to the restructuring plan.

We expect to record remaining costs of approximately $7.5 million in the second half of fiscal 2009. We expect that the majority of the total costs of approximately $10 million will be paid in fiscal 2009.

We expect annual pretax cost savings from these initiatives to be approximately $10 million starting in fiscal year 2010.

Loss/Gain on Foreign Currency Transactions

Loss on foreign currency transactions for the three months ended March 31, 2009 amounted to $7.1 million compared to a gain of $9.0 million for the three months ended March 31, 2008. For the three months ended March 31, 2009 the loss included an unrealized non-cash foreign currency loss of $4.0 million on the U.S. Dollar denominated deferred income, resulting from the currency revaluation adjustment of Patterson’s exclusivity payment and a $2.5 million loss due to the currency revaluation of U.S. Dollar denominated short-term intra-group loans. For the three months ended March 31, 2008 the gain included an unrealized non-cash foreign currency gain of $6.7 million on the U.S. Dollar denominated deferred income, resulting from the currency revaluation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on U.S. Dollar denominated short-term intra-group loans of $4.4 million.

Gain/loss on Derivative Instruments

Gain on derivative instruments for the three months ended March 31, 2009 amounted to $0.2 million compared to a loss of $3.0 million for the three months ended March 31, 2008. For the three months ended March 31, 2009 the gain included an unrealized non-cash loss of $0.5 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $0.7 million. The loss for the three months ended March 31, 2008 included an unrealized non-cash loss of $4.7 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $1.7 million.

Interest Expense

Net interest expense for the three months ended March 31, 2009 was $5.6 million, compared to $6.7 million for the three months ended March 31, 2008. This decrease mainly resulted from variations in the U.S. Dollar/Euro exchange rate and lower interest rates.

Income Tax Provision

The income tax provision for the three months ended March 31, 2009 was $0.4 million, compared to $4.6 million for the three months ended March 31, 2008. For fiscal year 2009, an estimated effective tax rate of 28% has been applied compared to an effective tax rate of 24% for fiscal year 2008. The 2009 effective tax rate is expected to be higher than 2008, due to a variety of factors including the estimated distribution of profits across the different countries.

Net Income

Sirona’s net income for the three months ended March 31, 2009 was $0.6 million, a decrease of $10.3 million, as compared with the three months ended March 31, 2008. Second quarter 2009 net income included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to the Exchange and the MDP Transaction (deal related amortization and depreciation) of $17.3 million ($12.5 million net of tax), unrealized, non-cash foreign currency losses on the deferred income from the Patterson exclusivity payment of $4.0 million ($2.9 million net of tax) and losses on short-term intra-group loans of $2.5 million ($1.8 million net of tax). Sirona’s net income for the three month period ended March 31, 2008 included deal related amortization and depreciation of $22.3 million ($15.6 million net of tax), currency revaluation gains on the Patterson exclusivity payment of $6.7 million ($4.7 million net of tax) and revaluation gains on short-term intra-group loans of $4.4 million ($3.1 million net of tax).

The estimated effective tax rate for fiscal year 2009 is 28% compared to an effective tax rate of 24% for fiscal year 2008. Option expense was $4.0 million ($2.9 million net of tax) in the second quarter of 2009, compared to $3.8 million ($2.7 million net of tax) in the prior year period.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Revenue

Revenue for the six months ended March 31, 2009 was $344.5 million, an decrease of $45.1 million, or 11.6%, as compared with the six months ended March 31, 2008. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue decreased by 4.4%. By segment, CAD/CAM Systems declined 9.5% (down 4.1% on a constant currency basis), Imaging Systems declined 10.8% (down 5% on a constant currency basis), Treatment Centers declined 14.0% (down 3.9% on a constant currency basis), and Instruments declined 15.2% (down 5.4% on a constant currency basis).

All segments were impacted by the weak global economy which resulted in a challenging environment for selling dental equipment. In the current slowdown, we are seeing that some dentists are postponing investments in equipment. At the same time, they continue to demand innovative high tech products that improve their competitive position and increase their practice income; such products include CAD/CAM systems, digital imaging and Galileos 3D imaging systems. In addition revenue in the second quarter was impacted by the bi-annual international trade show “IDS” in Cologne at the end of March, as some dentists wait with their investment decisions until after the show.

The Dental CAD/CAM Systems segment faced a challenging year over year comparison due to the trade-in program for the MC-XL milling unit, which had a major impact in the first half of fiscal 2008. The launch of the new Acquisition Unit and its acceptance in the market contributed positively.

Although the Imaging Systems segment was impacted by pricing pressure in a challenging economic environment, Sirona maintained its market share.

Revenue in the United States for the six months ended March 31, 2009 decreased by 3.6% compared to the same period of the prior year. Revenue outside the United States decreased by 15.1%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, revenue decreased by 4.8%. Positive revenue growth in non-U.S., non-European markets, driven by Sirona’s expanded presence in Japan and Australia, was more than off-set by declines in Europe.

Cost of Sales

Cost of sales for the six months ended March 31, 2009 was $177.2 million, a decrease of $31.6 million, or 15.1%, as compared with the six months ended March 31, 2008. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $32.3 million as well as non-cash option expense of $0.2 million for the six months ended March 31, 2009, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $41.8 million and non-cash option expense of $0.4 million for the six months ended March 31, 2008. Excluding these amounts, costs of sales as a percentage of revenue decreased to 42.1% for the six months ended March 31, 2009 compared with 42.8% for the six months ended March 31, 2008 and gross profit as a percentage of revenue increased by 0.7 percentage points to 57.9% from 57.2%. The positive development of the gross profit margin was mainly due to product mix.

Selling, General and Administrative

For the six months ended March 31, 2009, SG&A expense was $113.5 million, a decrease of $3.0 million, or 2.6%, as compared with the six months ended March 31, 2008. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $2.0 million as well as non-cash option expense in the amount of $7.4 million for the six months ended March 31, 2009, compared with $2.1 million and $6.6 million, respectively, for the six months ended March 31, 2008. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 30.2% for the six months ended March 31, 2009 as compared with 27.7% for the six months ended March 31, 2008. The decrease in SG&A is mainly driven by variations in the U.S. Dollar/Euro exchange rate as most of the expenses were denominated in Euro, whereas the increase as a percentage of sales is mainly due to our expanded presence in Japan and Italy as well as expenses for the bi-annual international trade show “IDS”.

Research and Development

R&D expense for the six months ended March 31, 2009 was $21.1 million, an decrease of $4.6 million, or 17.9%, as compared with the six months ended March 31, 2008. R&D expense included non-cash stock option expense in the amount of $0.3 million and $0.5 million, respectively, for the six months ended March 31, 2009 and March 31, 2008.

Excluding these amounts, R&D expense was 6.0% of revenues for the six months ended March 31, 2009, compared with 6.5% for the six months ended March 31, 2008. The decrease was primarily due to variations in the U.S. Dollar/Euro exchange rates as most of the expenses were denominated in Euro as well as the completion of projects and the launch of new products.

Net other operating (income)/loss and restructuring costs

Net other operating income for the six months ended March 31, 2009 was $3.2 million, compared to $5.0 million for the six months ended March 31, 2008. In both periods net other operating income included $5.0 million resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. In the six months ended March 31, 2009 net other operating income also included a gain from the sale of a sales and service subsidiary in Spain of $1.0 million.

In December 2008 we announced certain actions to reduce operating costs and thereby to improve the efficiency of our organization. These actions predominantly relate to overhead functions in Germany including increased automation of our processes, the optimization of the supply chain as well as increased efficiency in our administrative functions.

For the three months period ended March 31, 2009, we incurred restructuring costs of $ 2.8 million ($2.0 million after taxes), consisting of employee severance pay and benefits and outside consulting fees directly related to the restructuring plan.

We expect to record remaining costs of approximately $7.5 million in the second half of fiscal 2009. We expect that the majority of the total costs of approximately $10 million will be paid in fiscal 2009.

We expect annual pretax cost savings from these initiatives to be approximately $10 million starting in fiscal year 2010.

Loss/Gain on Foreign Currency Transactions

Loss on foreign currency transactions for the six months ended March 31, 2009 amounted to $10.7 million compared to a gain of $14.9 million for the six months ended March 31, 2008. For the six months ended March 31, 2009 the loss included an unrealized non-cash foreign currency loss of $6.3 million on the U.S. Dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency loss on U.S. Dollar denominated short-term intra-group loans to European entities of $3.9 million. For the six months ended March 31, 2008 the gain included an unrealized non-cash foreign currency gain of $10.4 million on the U.S. Dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on U.S. Dollar denominated short-term intra-group loans of $6.5 million.

Loss on Derivative Instruments

Loss on derivative instruments for the six months ended March 31, 2009 amounted to $4.7 million compared to a loss of $5.2 million for the six months ended March 31, 2008. For the six months ended March 31, 2009 the loss included an unrealized non-cash loss of $8.5 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $3.8 million. The loss for the six months ended March 31, 2008 included an unrealized non-cash loss of $6.3 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $1.1 million.

Interest Expense

Net interest expense for the six months ended March 31, 2009 was $11.7 million, compared to $13.4 million for the six months ended March 31, 2008. This decrease mainly resulted from variations in the U.S. Dollar/Euro exchange rate and lower interest rates.

Income Tax Provision

The income tax provision for the six months ended March 31, 2009 was $2.4 million, compared to $11.8 million for the six months ended March 31, 2008. For fiscal year 2009, an estimated effective tax rate of 28% has been applied compared to an effective tax rate of 24% for fiscal year 2008. The 2009 effective tax rate is expected to be higher than 2008, due to a variety of factors including the estimated distribution of profits across the different countries.

Net Income

Sirona’s net income for the six months ended March 31, 2009 was $6.2 million, a decrease of $21.7 million, as compared with the six months ended March 31, 2008. Net income included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to the Exchange and the MDP Transaction (deal related amortization and depreciation) of $34.5 million ($24.8 million net of tax), unrealized, non-cash foreign currency losses on the deferred income from the Patterson exclusivity payment of $6.3 million ($4.6 million net of tax) and losses on short-term intra-group loans of $3.9 million ($2.8 million net of tax). Sirona’s net income for the six month period ended March 31, 2008 included deal related amortization and depreciation of $43.9 million ($30.7 million net of tax), currency revaluation gains on the Patterson exclusivity payment of $10.4 million ($7.3 million net of tax) and revaluation gains on short-term intra-group loans of $6.5 million ($4.6 million net of tax).

The estimated effective tax rate for fiscal year 2009 is 28% compared to an effective tax rate of 24% for fiscal year 2008. Option expense was $7.8 million ($5.6 million net of tax) in the first two quarters of 2009, compared to $7.5 million ($5.2 million net of tax) in the prior year period.

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

	Six months ended
	March 31, 2009	March 31, 2008
	$’000s
Net cash provided by operating activities	$21,872	$29,559
Net cash used in investing activities	(4,996)	(16,914)
Net cash used in financing activities	(1,270)	(9,427)

Increase in cash during the period	$15,606	$3,218

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $21.9 million for the six months ended March 31, 2009 compared to $29.6 million for the six months ended March 31, 2008. The primary contributing factors to the decrease in cash provided by operating activities were a decrease in net income, partially offset by lower tax and interest payments.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used in capital expenditures in the course of normal operating activities, partly offset by proceeds from the disposal of long-lived assets and the proceeds from the sale of an investment in a subsidiary for the six months ended March 31, 2009. Effective November 28, 2008 the Company sold its sales and services subsidiary in Spain. The primary contributors to the investing cash outflow for the six months ended March 31, 2008 were capital expenditures in the course of normal operating activities.

Net Cash Used in Financing Activities

Net cash used in financing activities was $1.3 million for the six months ended March 31, 2009, compared to $9.4 million for the six months ended March 31, 2008. Net cash used in financing activities in the six months ended March 31, 2009 relates to the repayment of a bank loan in China and the purchase of treasury shares under the stock repurchase program. Net cash used in financing activities in the six months ended March 31, 2008 relates to the repayment of the utilized portion of the Company’s revolving credit facility.

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

Capital Resources

Senior Term Loans

On November 22, 2006, Sirona Dental Systems, Inc. entered into a senior credit facility (the “Senior Facilities Agreement”) as original guarantor, with Schick Technologies, Inc., a New York company and wholly owned subsidiary of Sirona (“Schick NY”) as original borrower and original guarantor, with Sirona Dental Systems GmbH, as original borrower and original guarantor, with Sirona Dental Services GmbH, as original borrower and original guarantor and with Sirona Dental Systems LLC, Sirona Holding GmbH (subsequently merged with Sirona Dental Services GmbH) and Sirona Immobilien GmbH as original guarantors. Initial borrowings under the Senior Facilities Agreement plus excess cash were used to retire the outstanding borrowings under the Company’s previous credit facilities.

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

Other Financial Data

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	$’000s		$’000s
Net income	$595	$10,929	$6,154	$27,914
Net interest expense	5,593	6,655	11,657	13,401
Provision for income taxes	364	4,579	2,362	11,821
Depreciation	4,792	4,236	9,400	8,029
Amortization	17,600	22,789	35,213	45,118

EBITDA	$28,944	$49,188	$64,786	$106,283

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

In addition to EBITDA, the accompanying financial tables also set forth certain supplementary information that Sirona believes is useful for investors in evaluating Sirona’s underlying operations. This supplemental information includes gains/losses recorded in the periods presented which relate to the early extinguishment of debt, share based compensation, revaluation of U.S. Dollar-denominated exclusivity payment and borrowings where the functional currency is Euro, and the Exchange. Sirona’s management believes that these items are either nonrecurring or noncash in nature, and should be considered by investors in assessing Sirona’s financial condition, operating performance and underlying strength.

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

Supplemental Information

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	$’000s		$’000s
Share-based compensation	$3,959	$3,838	$7,794	$7,498
Unrealized, non-cash loss/(gain) on revaluation of the carrying value of the $-denominated exclusivity fee	4,034	(6,734)	6,325	(10,365)
Unrealized, non-cash loss/(gain) on revaluation of the carrying value of short-term intra-group loans	2,510	(4,419)	3,912	(6,529)

	$10,503	$(7,315)	$18,031	$(9,396)

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2009. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item IA of its 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2008, the Company authorized a stock repurchase program to purchase up to an aggregate of $50,000,000 of its common stock in open market transactions. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three-month period ended March 31, 2009. The Company’s Board of Directors has decided to discontinue the repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/09 – 1/31/09	2,007	$10.03	2,007	$49,715,530
2/1/09 – 2/28/09	—	—	—	—
3/1/09 – 3/31/09	—	—	—	—
Total	2,007	$10.03	2,007	$49,715,530

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its 2008 Annual Meeting of Stockholders (the “Annual Meeting”) on February 25, 2009.

(b)	The following matter concerning the election of Directors was voted upon at the Annual Meeting with the accompanying results:

Election of Directors:

	Number of Votes For	Number of Votes Withheld
Nicholas W. Alexos (New term expires in 2011)	47,222,573	4,958,922
David K. Beecken (New term expires in 2011)	47,857,411	4,324,084
Jost Fischer (New term expires in 2011)	47,522,604	4,658,891
Arthur D. Kowaloff (New term expires in 2011)	47,855,154	4,326,341

The terms of the other Directors of the Company continued after the meeting, as follows: William K. Hood, Harry M. Jansen Kraemer, Jr. and Jeffrey T. Slovin serve in the class whose term expires at the Annual Meeting of Stockholders for the fiscal year ending in 2010 and Simone Blank, Timothy D. Sheehan and Timothy D. Sullivan serve in the class whose term expires at the Annual Meeting of Stockholders for the fiscal year ending in 2009. Upon the expiration of the term of a class of Directors, the members of such class will be elected for three-year terms at the Annual Meeting of Stockholders at which such expiration occurs.

(c)	The following additional matters were voted upon at the Annual Meeting held on February 25, 2009 with the following results:

1.	Approval of an amendment of the 2006 Plan to raise the number of shares of common stock issuable under the 2006 Plan to 4,550,000:

Number of votes for: 38,476,119

Number of votes against: 11,288,404

Number of abstentions: 7,437

2.	Approval of an amendment of the 1996 Plan to permit a stock option exchange offer program to exchange outstanding stock options under the 1996 Plan with a per-share exercise price equal to $25.10 for stock options under the 2006 Plan on a value-for-value basis:

Number of votes for: 38,414,148

Number of votes against: 11,349,105

Number of abstentions: 8,707

3.	Ratification of the selection of KPMG AG, Wirtschaftspruefungsgesellschaft, Germany (formerly KPMG Deutsche Treuhand-Gesellschaft, Aktiengesellschaft, Wirtschaftspruefungsgesellschaft, Germany) as the Company’s independent auditor for the fiscal year ending September 30, 2009:

Number of votes for: 52,078,058

Number of votes against: 86,802

Number of abstentions: 16,634

(d)	Not Applicable.

ITEM 5.	OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement

Sirona Dental Services GmbH and Luxco entered into a Renewal Letter Agreement dated May 4, 2009 pursuant to which the parties renewed the Advisory Services Agreement dated October 1, 2005, with such renewal effective as of October 1, 2008. Concurrently with such renewal, Sirona Dental Services GmbH assigned its rights and obligations under the Advisory Services Agreement to Sirona. As a result of the renewal, the Advisory Services Agreement will terminate on October 1, 2009, but will automatically be renewed for successive one year terms unless either party provides notice of termination 60 days prior to the end of the term. Under the Advisory Services Agreement, Sirona pays an annual fee to Luxco of €325,000 (approximately $400,000), and Luxco provides to Sirona certain advisory services regarding the structure, terms and condition of debt offerings by Sirona, financing sources and options, business development and other services. The foregoing description of the renewal of the Advisory Services Agreement is qualified in its entirety by reference to the actual Renewal Letter Agreement, which is filed as an exhibit to this quarterly report on Form 10-Q and is incorporated herein by reference.

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title
10.1	Renewal Letter Agreement, dated as of May 4, 2009, between Sirona Dental Services GmbH, a corporation organized under the laws of Germany (“Sirona GmbH”) and Sirona Holdings Luxco S.C.A., a société en commandite par actions organized under the laws of the Grand Duchy of Luxembourg (“Luxco), to the Advisory Services Agreement dated October 1, 2005 between Sirona GmbH and Luxco, together with the Assignment and Assumption Agreement dated May 4, 2009 among Sirona GmbH, Sirona Dental Systems, Inc. and Luxco.

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2009

Sirona Dental Systems, Inc.

By:	/s/ Simone Blank
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)