Form 10-Q
period 2009-06-30
SIRONA DENTAL SYSTEMS, INC.
filed 2009-07-31
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Yes  ☐    No  ☑

As of July 29, 2009, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,944,955.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2009

PART I	FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(unaudited)
	$’000s (except per share amounts)
ASSETS

Current assets
Cash and cash equivalents	$134,135	$149,663
Restricted cash	886	934
Accounts receivable, net of allowance for doubtful accounts of $2,089 and $1,741, respectively	101,656	80,319
Inventories, net	77,878	77,733
Deferred tax assets	15,728	12,199
Prepaid expenses and other current assets	17,572	21,407
Income tax receivable	5,881	12,505

Total current assets	353,736	354,760
Property, plant and equipment, net of accumulated depreciation and amortization of $63,674 and $47,992, respectively	98,342	100,134
Goodwill	675,250	683,075
Investments	1,584	1,584
Intangible assets, net of accumulated amortization of $298,980 and $246,539, respectively	453,391	514,601
Other non-current assets	2,883	3,661
Deferred tax assets	847	1,190

Total assets	$1,586,033	$1,659,005

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$36,803	$39,803
Short-term debt and current portion of long-term debt	5,929	9,093
Income taxes payable	10,464	4,544
Deferred tax liabilities	197	1,650
Accrued liabilities and deferred income	94,199	85,309

Total current liabilities	147,592	140,399
Long-term debt	457,672	544,350
Deferred tax liabilities	159,244	174,420
Other non-current liabilities	8,480	11,489
Pension related provisions	47,181	47,378
Deferred income	72,500	80,000

Total liabilities	892,669	998,036

Minority interest	1,253	626

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 95,000,000 shares authorized; 54,944,955 shares issued and 54,917,232 and 54,865,995 shares outstanding)	549	549
Additional paid-in capital	632,683	620,732
Treasury stock (27,723 at cost)	(284)	—
Excess of purchase price over predecessor basis	(49,103)	(49,103)
Retained earnings	65,124	38,502
Accumulated other comprehensive income	43,142	49,663

Total shareholders’ equity	692,111	660,343

Total liabilities, minority interest and shareholders’ equity	$1,586,033	$1,659,005

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	$’000s (except per share amounts)		$’000s (except per share amounts)
Revenue	$180,580	$186,938	$525,123	$576,505
Cost of sales	93,782	103,463	271,009	312,286

Gross profit	86,798	83,475	254,114	264,219

Selling, general and administrative expense	53,437	63,762	166,907	180,238
Research and development	9,897	11,829	30,998	37,504
Provision for doubtful accounts and notes receivable	421	158	867	355
Net other operating (income) and restructuring costs	(1,881)	(2,500)	(5,072)	(7,500)

Operating income	24,924	10,226	60,414	53,622

Foreign currency transactions (gain)/loss, net	(5,111)	(307)	5,558	(15,232)
(Gain)/loss on derivative instruments	(3,139)	(6,149)	1,588	(936)
Interest expense, net	5,331	6,645	16,988	20,046
Other expense	—	—	—	305

Income before taxes and minority interest	27,843	10,037	36,280	49,439
Income tax provision	6,683	3,011	9,045	14,832
Minority interest	692	316	613	(17)

Net income	$20,468	$6,710	$26,622	$34,624

Income per share
- Basic	$0.37	$0.12	$0.49	$0.63

- Diluted	$0.37	$0.12	$0.48	$0.63

Weighted average shares—basic	54,878,923	54,804,720	54,861,885	54,785,915

Weighted average shares—diluted	55,556,867	55,287,922	55,198,333	55,278,246

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2009	2008
	$’000s
Cash flows from operating activities
Net income	$26,622	$34,624

Adjustments to reconcile net income to net cash used in operating activities
Minority interest	607	(32)
Depreciation and amortization	68,152	79,320
Loss on disposal of property, plant and equipment	84	42
Loss/(gain) on derivative instruments	1,588	(936)
Loss/(gain) on foreign currency transactions	5,558	(15,232)
Deferred income taxes	(17,449)	(14,451)
Amortization of debt issuance cost	904	955
Compensation expense from stock options	11,553	11,466

Changes in assets and liabilities
Accounts receivable	(25,041)	(7,301)
Inventories	(1,604)	(6,619)
Prepaid expenses and other current assets	(1,482)	3,251
Restricted cash	36	(9)
Other non-current assets	(255)	437
Trade accounts payable	(3,958)	(13,054)
Accrued interest on long-term debt	(1,950)	(7,303)
Accrued liabilities and deferred income	2,278	(11,926)
Other non-current liabilities	(2,373)	223
Income taxes receivable	6,198	2,130
Income taxes payable	5,943	(4,643)

Net cash provided by operating activities	75,411	50,942

Cash flows from investing activities
Investment in property, plant and equipment	(14,903)	(26,974)
Proceeds from sale of property, plant and equipment	290	111
Purchase of intangible assets	(69)	(343)
Purchase of long-term investments	—	(165)
Sale of businesses, net of cash sold	4,985	—

Net cash used in investing activities	(9,697)	(27,371)

Cash flows from financing activities
Repayments of long-term debt	(79,708)	(10,121)
Purchase of treasury stock	(284)	—
Common shares issued under share based compensation plans	336	724
Tax effect of common shares exercised under share based compensation plans	62	178

Net cash used in financing activities	(79,594)	(9,219)

The accompanying notes are an integral part of these financial statements.

Change in cash and cash equivalents	(13,880)	14,352
Effect of exchange rate change on cash and cash equivalents	(1,648)	8,632
Cash and cash equivalents at beginning of period	149,663	99,842

Cash and cash equivalents at end of period	$134,135	$122,826

Supplemental information
Interest paid	$19,087	$26,511
Interest capitalized	335	434
Income taxes paid	13,680	31,098
Sale of businesses, net of cash sold
Current assets	$5,899	$—
Non-current assets	291	—
Current liabilities	(1,205)	—

	$4,985	$—

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. General

The Company and its Operations

Sirona Dental Systems, Inc. (“Sirona,” “Company,” “we,” “us,” or “our”) and its subsidiaries manufacture high quality, technologically advanced dental equipment and systems solutions for the global dental market. We offer a broad range of products across all major segments of the dental equipment market including CAD/CAM systems, digital and film based intra oral and panoramic imaging systems, treatment centers and instruments. The Company acquired Schick Technologies, Inc. in 2006, further expanding our global presence and product offerings and strengthening our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 125 years. The Company’s headquarters are located in Long Island City, New York with its primary facility located in Bensheim, Germany, as well as other support, manufacturing, assembling and sales & service facilities located elsewhere throughout the world.

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

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of June 30, 2009 and September 30, 2008 and the results of operations and cash flows for the three months and nine months ended June 30, 2009 and June 30, 2008, as applicable to interim periods have been made. The results of operations for the three months and nine months ended June 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or future periods.

Management has evaluated events occurring subsequent to June 30, 2009 and through July 31, 2009, the date these interim financial statements were issued, for their effect on these interim financial statements in accordance with SFAS No. 165, Subsequent Events.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB statement No. 162 which establishes the Financial Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. In addition, rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, Staff Accounting Bulletins that represent practices followed by the staff in administering SEC disclosure requirements, and SEC Staff Announcements and Observer comments made at Emerging Issues Task Force meetings to publicly announce the SEC’s views on certain accounting issues are also sources of authoritative GAAP for Sirona as an SEC registrant. This Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Codification will be applied prospectively in the fourth quarter of the Company’s fiscal year 2009.

3. Employee Share-Based Compensation

Stock compensation expense under the Company’s stock option plans (the “Plans”) amounted to $3,760 and $11,553 for the three and nine months ended June 30, 2009, respectively, and $3,968 and $11,466 for the three and nine months ended June 30, 2008, respectively. The fiscal 2009 expenses include the impact of the stock option and restricted stock grants discussed below.

On October 1, 2008, December 8, 2008, January 2, 2009 and May 7, 2009, the Company granted 20,000, 1,106,700, 1,000 and 120,000 stock options under the Equity Incentive Plan (the “2006 Plan”), respectively. The October, December and January stock options vest over a period of four years and the May stock options vest over a period of three years. All grants expire ten years after the date of the grant. The 2006 Plan, as amended, provides for awards aggregating 4,550,000 stock options or restricted stock to employees, directors and consultants.

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

	May 2009-Grant	January 2009-Grant	December 2008-Grant	October 2008-Grant
Exercise price	$19.94	$10.36	$11.90	$21.32
Expected volatility	48%	51%	51%	51%
Risk-free rate	2.15%	1.72%	1.76%	2.87%
Expected life	5 years	5 years	5 years	5 years
Expected dividends	—	—	—	—
Grant date fair value	$8.58	$4.17	$5.51	$10.45

In January and March 2009, the Company completed two value-for-value stock option exchange programs for holders of eligible options granted under the 1996 Incentive Stock Option Plan (“1996 Plan”) and the 2006 Plan with exercise prices of $21.32 or higher. Excluded from participating in the exchange programs were the Company’s independent directors. Under value-for-value option exchange programs, the option holders were allowed to surrender their eligible options in exchange for a lower number of replacement options requiring an additional year of service for vesting and having an exercise price equal to the closing price of Sirona’s stock on January 21, 2009 or March 30, 2009, the date the respective offers expired. The fair value of the replacement options approximates the fair value of the surrendered options in the aggregate, as determined using the Black-Scholes option pricing model as of the respective exchange date. Aggregate future non-cash stock option compensation expense is unchanged by the exchange programs in terms of both amount and timing of recognition.

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

4. Comprehensive Income

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	$’000s		$’000s
Net Income	$20,468	$6,710	$26,622	$34,624
Other Comprehensive Income
Cumulative translation adjustment from unrealized non-cash gain/(loss) on intra-group foreign currency transactions of long-term investments	19,446	(380)	(3,969)	35,538
Cumulative translation adjustment from the translation of financial statements of subsidiaries	10,741	124	(2,195)	18,045
Amortization of actuarial gains	(122)	(41)	(357)	(119)

Total Other Comprehensive Income	30,065	(297)	(6,521)	53,464

Total Comprehensive Income	$50,533	$6,413	$20,101	$88,088

5. Inventories, Net

	June 30, 2009	September 30, 2008
	$’000s
Finished goods	$42,225	$39,591
Work in progress	15,497	15,028
Raw materials	33,729	34,867

	91,451	89,486
Inventory reserve	(13,573)	(11,753)

	$77,878	$77,733

6. Intangible Assets and Goodwill

	Gross	Accumulated amortization	Net
	$’000s
As of June 30, 2009
Patents & licenses	$148,102	$54,168	$93,934
Trademarks	135,577	303	135,274
Technologies and dealer relationships	468,445	244,509	223,936
Prepayments for intangible assets	247	—	247

	752,371	298,980	453,391
Goodwill	675,250	—	675,250

Total intangible assets	$1,427,621	$298,980	$1,128,641

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2008
Patents & licenses	$150,129	$45,607	$104,522
Trademarks	137,245	228	137,017
Technologies and dealer relationships	473,519	200,704	272,815
Prepayments for intangible assets	247	—	247

	761,140	246,539	514,601
Goodwill	683,075	—	683,075

Total intangible assets	$1,444,215	$246,539	$1,197,676

The change in the value of goodwill from September 30, 2008 to June 30, 2009 relates to a decrease of $8,438 due to changes in exchange rates, an increase due to a subsequent purchase price adjustment of $652 (Euro 500) related to an earn-out provision from a prior year acquisition, and decreases of $39 relating to the accounting for income tax benefits from the exercise of employee stock options.

7. Short-Term Debt and Current Portion of Long-Term Debt

Short-term debt and current portion of long-term debt also includes accrued interest on long-term debt that is payable within the next twelve months.

8. Long-Term Debt

	June 30, 2009	September 30, 2008
	$’000s
Senior term loan, Tranche A1, variable rate repayable in two installments in November 2010 and November 2011	128,078	151,317
Senior term loan, Tranche A2, variable rate repayable in two installments in November 2010 and November 2011	331,504	398,156
Other debt	1,073	2,140

	460,655	551,613
Less current portion	2,983	7,263

	$457,672	$544,350

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

Each of the senior term loans is to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. The senior debt repayment tranche originally scheduled for November 24, 2009 was prepaid on May 11, 2009 in the amount of $78.6 million. At the Company’s current leverage multiples, the facilities bear interest at a margin of 55 basis points plus, in the case of Euro-denominated loans, EURIBOR and, in the case of other loans, LIBOR.

The Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from November 24, 2007 onwards, the applicable margin will vary between 90 basis points and 45 basis points per annum according to our leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement). Interest rate swaps have been established for 66.6% of the interest until March 2010. As a result of the prepayment of the first senior debt tranche in May 2009 the percentage increased to 78.3%. The interest rate swaps fix the LIBOR or EURIBOR element of interest payable on 78.3% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively.

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

9. Income Taxes

For the third quarter of fiscal year 2009, an estimated effective tax rate of 24% has been applied, the same effective tax rate as for fiscal year 2008. For the six months ended March 31, 2009, a 28% estimated effective tax rate was applied. The estimated effective tax rate is primarily the result of the expected distribution of profits across different countries. Variances between the expected and actual distribution of profits for the remainder of the year could result in a deviation of the actual from the estimated tax rate.

The income tax provision was reduced by $847 in the current quarter to adjust for a prior year item.

With limited exception, the Company and its subsidiaries are no longer subject to income tax examinations by any major tax jurisdiction for the years prior to 2005.

10. Income per Share

The computation of basic and diluted income per share is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	$’000s (except for share and per share amounts)		$’000s (except for share and per share amounts)
Net income	$20,468	$6,710	$26,622	$34,624

Weighted average shares outstanding—basic	54,878,923	54,804,720	54,861,885	54,785,915
Dilutive effect of stock options	677,944	483,202	336,448	492,331

Weighted average shares outstanding—diluted	55,556,867	55,287,922	55,198,333	55,278,246

Income per share
Basic	$0.37	$0.12	$0.49	$0.63

Diluted	$0.37	$0.12	$0.48	$0.63

Stock options to acquire 361,500 shares common stock that were granted in connection with the Plans were not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2009 because the options underlying exercise price was greater than the average price of Sirona’s common stock for the period.

Stock options to acquire 1,235,000 of Sirona’s common stock that were granted in connections with the Plans were not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2008 because the options underlying exercise price was greater than the average price of Sirona’s common stock for the period.

11. Product Warranty

The following table provides the changes in the product warranty accrual for the three months and the nine months ended June 30, 2009 and June 30, 2008:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	$’000s		$’000s
Balance at beginning of the period	$11,806	$14,157	$12,176	$12,547
Accruals for warranties issued during the period	4,534	6,751	15,005	17,298
Warranty settlements made during the period	(5,020)	(5,548)	(15,083)	(15,961)
Translation adjustment	612	(18)	(165)	1,458

Balance at the end of the period	$11,932	$15,342	$11,933	$15,342

12. Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	$’000s		$’000s
Service cost	$73	$95	$213	$272
Interest cost	660	706	1,933	2,037
Amortization of actuarial gains	(122)	(41)	(357)	(119)

Net periodic benefit cost	$611	$760	$1,789	$2,190

13. Net Other Operating (Income)/Loss and Restructuring Costs

In December 2008, we announced certain actions to reduce operating costs and thereby to improve the efficiency of our organization. These actions predominantly relate to overhead functions in Germany including increased automation of our processes, the optimization of the supply chain as well as increased efficiency in our administrative functions.

For the three and nine months period ended June 30, 2009, we incurred restructuring costs of $1.8 million ($1.4 million after taxes) and $4.5 million ($3.4 million after taxes), respectively, consisting of employee severance pay and benefits as well as outside consulting fees directly related to the restructuring plan. The consulting fees were incurred to analyze processes in order to identify restructuring potential with the objective to reduce headcount. The costs associated with the restructuring are included in net other operating (income)/loss and restructuring costs within our consolidated statement of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the nine months ended June 30, 2009 and the remaining accrued balance of restructuring costs as of June 30, 2009, which is included in accrued liabilities within our condensed consolidated balance sheet:

	Provision at October 1, 2008	Restructuring Costs	Payments	Currency translation adjustment	Provision at June 30, 2009
			$’000s
Severance costs	$—	$2,611	$554	$162	$2,219
Consulting costs	—	1,942	1,585	30	387

Total	$—	$4,553	$2,139	$192	$2,606

We expect to record remaining costs of up to $5.5 million in the fourth quarter of fiscal 2009. We expect that half of the total costs of up to $10 million will be paid in fiscal 2009.

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

Interest rate swaps have been established for 66.6% of the interest on the Senior Term loans until March 2010. As a result of the payment of the first senior debt tranche in May 2009 the percentage increased to 78.3%. The interest rate swaps fix the LIBOR or EURIBOR element of interest payable on 78.3% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period range from 3.50% to 5.24%. Settlement of the swaps is required on a quarterly basis.

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

As of June 30, 2009, these contracts had notional amounts totaling $44.0 million. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at June 30, 2009 is described in Note 15 Fair Value Measurements.

The location and amount of gains and losses from the fair value changes of derivative instruments reported in our condensed consolidated income statement were as follows:

		For the three months ended June 30, 2009	For the nine months ended June 30, 2009
Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
Interest rate swap contracts	(Gain)/loss on derivative instruments	$(2,074)	$6,492
Foreign exchange contracts	(Gain)/loss on derivative instruments	(1,065)	(4,904)

Total		$(3,139)	$1,588

15. Fair Value Measurements and Financial Instruments

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$’000s
Assets
Derivative Assets	$—	$2,556	$—	$2,556
Liabilities
Derivative Liabilities	$—	$9,020	$—	$9,020

In the Company’s June 30, 2009 Condensed Consolidated Balance Sheet derivative assets and derivative liabilities are classified as Prepaid expenses and other current assets and Accrued liabilities and deferred income, respectively.

As allowed by FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer until October 1, 2009 the adoption of SFAS No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. Accordingly, the Company has not applied SFAS No. 157 to inventories, property, plant and equipment, or intangible assets with definite useful lives.

As allowed by SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which was adopted effective October 1, 2008, the Company did not elect the fair value option for any eligible financial instruments as of December 31, 2008 or June 30, 2009.

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

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	$’000s		$’000s
Revenue external
Dental CAD/CAM Systems	$63,226	$60,290	$179,249	$188,470
Imaging Systems	52,498	62,400	166,933	190,704
Treatment Centers	41,314	39,057	113,441	122,925
Instruments	23,334	25,177	65,061	74,382

Total	$180,372	186,924	524,684	576,481

Revenue internal
Dental CAD/CAM Systems	$—	$—	$—	$—
Imaging Systems	12	19	39	77
Treatment Centers	10	4	25	13
Instruments	2,542	2,786	6,909	8,244
Intercompany elimination	(2,564)	(2,809)	(6,973)	(8,334)

Total	$—	—	—	—

Revenue total
Dental CAD/CAM Systems	$63,226	$60,290	$179,249	$188,470
Imaging Systems	52,510	62,419	166,972	190,781
Treatment Centers	41,324	39,061	113,466	122,938
Instruments	25,876	27,963	71,970	82,626

Total	$182,936	189,733	531,657	584,815

Segment performance measure
Dental CAD/CAM Systems	$42,966	$41,215	$123,927	$125,961
Imaging Systems	30,923	36,649	98,935	113,549
Treatment Centers	17,346	14,391	44,380	48,553
Instruments	10,195	11,209	29,122	33,511

Total	$101,430	103,464	296,364	321,574

Depreciation and amortization expense
Dental CAD/CAM Systems	$1,276	$1,006	$3,404	$2,941
Imaging Systems	1,358	1,378	3,682	3,939
Treatment Centers	1,678	1,106	4,497	2,628
Instruments	826	980	2,094	2,812

Total	$5,138	4,470	13,677	12,320

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three month and six month periods ended June 30, 2009 and 2008 are due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	$’000s		$’000s
Revenue
Total segments (external)	$180,372	$186,924	$524,684	$576,481
Electronic center and corporate	208	14	439	24

Consolidated revenue	180,580	186,938	525,123	576,505

Depreciation and amortization
Total segments	5,138	4,470	13,677	12,320
Differences management reporting vs. U.S. GAAP, electronic center and corporate	17,729	23,877	53,803	69,173

Consolidated depreciation and amortization	22,867	28,347	67,480	81,493

Segment performance measure
Total segments	101,430	103,464	296,364	321,574
Differences management reporting vs. U.S. GAAP, electronic center and corporate	(14,632)	(19,989)	(42,250)	(57,355)

Consolidated gross profit	86,798	83,475	254,114	264,219
Selling, general and administrative expense	53,437	63,762	166,907	180,238
Research and development	9,897	11,829	30,998	37,504
Provision for doubtful accounts and notes receivable	421	158	867	355
Net other operating (income) and restructuring costs	(1,881)	(2,500)	(5,072)	(7,500)
Foreign currency transactions (gain)/loss, net	(5,111)	(307)	5,558	(15,232)
(Gain)/loss on derivative instruments	(3,139)	(6,149)	1,588	(936)
Interest expense, net	5,331	6,645	16,988	20,046
Other expense	—	—	—	305

Income before income taxes and minority interest	$27,843	$10,037	$36,280	$49,439

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Sirona works together with large distributors in the U.S. market including Patterson Dental and Henry Schein, which accounted for 29% and 17%, respectively, of Sirona’s global revenues for the nine month period ended June 30, 2009. The relationship with Henry Schein was expanded beyond the European markets to the United States in January 2005. Patterson Dental made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution right for CEREC CAD/CAM products in the United States and Canada until 2017 (“the Patterson exclusivity payment”). The amount Sirona received was recorded as deferred income and is being recognized on a straight-line basis commencing at the beginning of the extension of the exclusivity period in fiscal 2008.

Focus on Further Global Expansion

In addition to increased U.S. market growth, Sirona has pursued expansion in the rest of the world. Over the last three fiscal years, sales in the rest of the world grew on average by 17% annually. To support this growth, Sirona expanded its local presence and distribution channels by establishing new sales and service locations in France and the United Kingdom in 2004; in Japan and Australia in 2005; in China in 2006 and in Italy in 2007. This expansion helped to increase sales and gross profit but also contributed to higher SG&A expense.

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. For the nine months ended June 30, 2009, approximately 50% of Sirona’s revenue and approximately 72% of its expenses were denominated in Euros. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2007 and June 30, 2009, the U.S. Dollar/Euro exchange rates used to calculate items included in Sirona’s financial statements varied from a low of 1.2439 to a high of 1.6017 and as of June 30, 2009 and September 30, 2008 were 1.4125 and 1.4340, respectively. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of June 30, 2009, these contracts had notional amounts totaling $44.0 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for the current period. The exchange rates used in converting Euro denominated revenues into U.S. Dollar in the Company’s financial statements prepared in accordance with U.S. GAAP were: $1.36206 and $1.56333 for the three months ended June 30, 2009 and 2008, respectively, and $1.32967 and $1.50300 for the nine months ended June 30, 2009 and 2008, respectively.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue

Revenue for the three months ended June 30, 2009 was $180.6 million, a decrease of $6.3 million compared with the three months ended June 30, 2008. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 6.2%. By segment, Treatment Centers increased 5.8% (up 20.8% on a constant currency basis), CAD/CAM increased 4.9% (up 12.7% on a constant currency basis), Instruments declined 7.3% (up 6.1% on a constant currency basis), and Imaging Systems declined 15.9% (down 9.1% on a constant currency basis).

Revenues grew 6.2% on a constant currency basis, with double-digit constant currency growth in two business segments. Revenue growth was driven by our new product launches (particularly the CEREC AC and TENEO), orders from the bi-annual international trade show “IDS” in Cologne in March of this year, and large projects in non-US, non-European markets. Imaging segment revenues were impacted by pricing pressure and the weak economic environment.

Revenue in the United States for the three months ended June 30, 2009 decreased by 17.3% compared to the prior year period. Revenue in the United States was impacted by lower imaging and CAD/CAM sales. Despite strong underlying CEREC demand, our US CAD/CAM revenues declined in the quarter. The decline in US CAD/CAM revenues was due to timing as we substantially increased shipments to international markets.

Revenue outside the United States increased by 2.5%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 17.7%, with mixed results among the countries. Strong revenue growth in Germany, Australia and France more than offset declines in some European countries, including the UK and Spain.

Cost of Sales

Cost of sales for the three months ended June 30, 2009 was $93.8 million, a decrease of $9.7 million, or 9.4%, as compared with the prior year. Gross profit as a percentage of revenue was 48.1% compared to 44.7% in the prior year. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $16.6 million as well as non-cash option expense of $0.1 million for the three months ended June 30, 2009, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $21.9 million and non-cash option expense of $0.2 million for the three months ended June 30, 2008. Excluding these amounts, costs of sales as a percentage of revenue was 42.7% for the three months ended June 30, 2009 compared with 43.5% for the three months ended June 30, 2008 and therefore gross profit as a percentage of revenue was 57.3% compared to 56.5%. The increase in the gross profit margin is due to product and regional mix.

Selling, General and Administrative

SG&A expense for the three months ended June 30, 2009 was $53.4 million, a decrease of $10.4 million, or 16.3%, as compared with the three months ended June 30, 2008. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $1.0 million, as well as non-cash option expense in the amount of $3.6 million for the three months ended June 30, 2009, compared with $1.9 million and $3.5 million, respectively, for the three months ended June 30, 2008. Excluding these amounts, as a percentage of revenue, SG&A expense decreased to 27.0% for the three months ended June 30, 2009 as compared with 31.2% for the three months ended June 30, 2008. The decrease in SG&A is mainly driven by variations in the U.S. Dollar/Euro exchange rate as most of the expenses were denominated in Euro, and short-term cost savings and deferrals initiatives.

Research and Development

R&D expense for the three months ended June 30, 2009 was $9.9 million, a decrease of $1.9 million, or 16.1%, as compared with the three months ended June 30, 2008. R&D expense included non-cash stock option expense in the amount of $0.1 million and $0.2 million, respectively, for the three months ended June 30, 2009 and June 30, 2008. Excluding these amounts, as a percentage of revenue, R&D expense was 5.4% for the three months ended June 30, 2009, compared with 6.2% for the three months ended June 30, 2008. The decrease was mainly due to variations in the U.S. Dollar/Euro exchange rate and the timing of our new product launches.

Net other operating (income) and restructuring costs

Net other operating income for the three months ended June 30, 2009 was $1.9 million, compared to a net operating income of $2.5 million for the three months ended June 30, 2008. In both periods net other operating income included $2.5 million income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment.

In the three months ended June 30, 2009, net other operating income included a gain from the release of reserves related to the sale of the sales and service subsidiary in Spain of $1.2 million.

In December 2008, we announced certain actions to reduce operating costs and thereby to improve the efficiency of our organization. These actions predominantly relate to overhead functions in Germany including increased automation of our processes, the optimization of the supply chain as well as increased efficiency in our administrative functions. For the three months ended June 30, 2009, we incurred restructuring and other related costs of $1.8 million, consisting of employee severance pay and benefits and outside consulting fees directly related to the restructuring plan. We expect to record remaining costs of up to $5.5 million in the fourth quarter of fiscal 2009 and anticipate that half of the total costs of up to $10 million will be paid in fiscal 2009. The Company anticipates annual cost savings from these initiatives to be approximately $10 million starting in fiscal year 2010.

Gain on Foreign Currency Transactions

Gain on foreign currency transactions for the three months ended June 30, 2009 amounted to $5.1 million compared to a gain of $0.3 million for the three months ended June 30, 2008. For the three months ended June 30, 2009, the gain included an unrealized non-cash foreign currency gain of $4.8 million on the U.S. Dollar denominated deferred income, resulting from the currency revaluation adjustment of Patterson’s exclusivity payment and a $3.1 million gain due to the currency revaluation of U.S. Dollar denominated short-term intra-group loans. For the three months ended June 30, 2008, the gain included an unrealized non-cash foreign currency loss of $0.1 million on the U.S. Dollar denominated deferred income, resulting from the currency revaluation adjustment of Patterson’s exclusivity payment.

Gain on Derivative Instrument

Gain on derivative instruments for the three months ended June 30, 2009 amounted to $3.1 million compared to a gain of $6.1 million for the three months ended June 30, 2008. For the three months ended June 30, 2009 the gain included an unrealized non-cash gain of $2.1 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $1.0 million. The gain for the three months ended June 30, 2008 included an unrealized non-cash gain of $7.4 million on interest swaps, as well as a non-cash loss on foreign currency hedges of $1.3 million.

Interest Expense

Net interest expense for the three months ended June 30, 2009 was $5.3 million, compared to $6.6 million for the three months ended June 30, 2008. This decrease resulted from variations in the U.S. Dollar/Euro exchange rate, lower interest rates, and lower overall debt levels.

Income Tax Provision

The income tax provision for the three months ended June 30, 2009 was $6.7 million, compared to $3.0 million for the three months ended June 30, 2008. For the third quarter of fiscal year 2009, an estimated effective tax rate of 24% has been applied, the same estimated effective tax rate as for fiscal year 2008. For the six months ended March 31, 2009, a 28% estimated effective tax rate was applied. The estimated effective tax rate is primarily the result of the expected distribution of profits across different countries.

The income tax provision was reduced by $847 in the current quarter to adjust for a prior year item.

Net Income

Sirona’s net income for the three months ended June 30, 2009 was $20.5 million, an increase of $13.8 million, as compared with the three months ended June 30, 2008. Third quarter 2009 net income included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to the Exchange and the MDP Transaction (deal related amortization and depreciation) of $17.6 million ($13.4 million net of tax), unrealized, non-cash foreign currency gains on the deferred income from the Patterson exclusivity payment of $4.8 million ($3.7 million net of tax) and gains on short-term intra-group loans of $3.1 million ($2.3 million net of tax). Sirona’s net income for the three month period ended June 30, 2008 included deal related amortization and depreciation of $23.9 million ($16.7 million net of tax), currency revaluation losses on the Patterson exclusivity payment and revaluation losses on short-term intra-group loans of $0.1 million ($0.07 million net of tax).

The estimated effective tax rate for the third quarter of fiscal year 2009 is 24%, the same effective tax rate as for fiscal year 2008. For the six months ended March 31, 2009, a 28% estimated effective tax rate was applied. Option expense was $3.8 million ($2.9 million net of tax) in the third quarter of 2009, compared to $4.0 million ($2.8 million net of tax) in the prior year period.

Nine months Ended June 30, 2009 Compared to Nine months Ended June 30, 2008

Revenue

Revenue for the nine months ended June 30, 2009 was $525.1 million, a decrease of $51.4 million, or 8.9%, as compared with the nine months ended June 30, 2008. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue declined by 1.1%. By segment, CAD/CAM Systems declined 4.9% (up 1.2% on a constant currency basis), Treatment Centers declined 7.7% (up 3.7% on a constant currency basis), Instruments declined 12.5% (down 1.7% on a constant currency basis), and Imaging Systems declined 12.5% (down 6.4% on a constant currency basis).

All segments were impacted by the weak global economy which resulted in a challenging environment for selling dental equipment. In the current slowdown, we are seeing that some dentists are postponing investments in equipment. At the same time, they continue to demand innovative high tech products that improve their competitive position and increase their practice income; such products include CAD/CAM systems, digital imaging and Galileos 3D imaging systems. In addition, in the nine months period ended June 30, 2009, revenue was positively impacted by our new product launches, particularly the CEREC AC and TENEO, orders from the IDS and larger projects from non-US non-European markets.

The Dental CAD/CAM Systems segment faced a challenging year over year comparison due to the trade-in program for the MC-XL milling unit, which had a major impact in the first half of fiscal 2008. The launch of the new Acquisition Unit and its acceptance in the market contributed positively to fiscal 2009 performance.

Although the Imaging Systems segment was impacted by pricing pressure in a challenging economic environment, Sirona maintained its market share.

Revenue in the United States for the nine months ended June 30, 2009 decreased by 8%. Revenue outside the United States decreased by 9.3%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, revenue increased by 2.3%. Revenue growth was solid in Germany, Japan, Australia and other non-US and non-European markets. This solid growth was partly offset by declines in some European countries, including the UK and Spain.

Cost of Sales

Cost of sales for the nine months ended June 30, 2009 was $271.0 million, a decrease of $41.3 million, or 13.2%, as compared with the nine months ended June 30, 2008. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $48.9 million, as well as non-cash option expense of $0.2 million for the nine months ended June 30, 2009, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $63.7 million and non-cash option expense of $0.5 million for the nine months ended June 30, 2008. Excluding these amounts, costs of sales as a percentage of revenue decreased to 42.3% for the nine months ended June 30, 2009 compared with 43.0% for the nine months ended June 30, 2008, and gross profit as a percentage of revenue increased to 57.7% compared to 57.1% for the nine months ended June 30, 2008.

Selling, General and Administrative

SG&A expense for the nine months ended June 30, 2009 was $166.9 million, a decrease of $13.3 million, or 7.4%, as compared with the nine months ended June 30, 2008. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $3.0 million as well as non-cash option expense in the amount of $11.0 million for the nine months ended June 30, 2009, compared with $4.0 million and $10.2 million, respectively, for the nine months ended June 30, 2008. Excluding these amounts, as a percentage of revenue, SG&A expense was 29.1% for the nine months period ending June 30, 2009 compared to 28.8% June 30, 2008, respectively. SG&A is driven by variations in the U.S. Dollar/Euro exchange rate as most of the expenses were denominated in Euro, increased expenses related to our expanded presence in Japan and Italy, and expenses for the bi-annual international trade show “IDS”. The first nine months of fiscal 2009 benefited from short-term cost savings and deferral initiatives.

Research and Development

R&D expense for the nine months ended June 30, 2009 was $31.0 million, a decrease of $6.5 million, or 17.3%, as compared with the nine months ended June 30, 2008. R&D expense included non-cash stock option expense in the amount of $0.4 million and $0.8 million, respectively, for the nine months ended June 30, 2009 and June 30, 2008.

Excluding these amounts, R&D expense was 5.8% of revenues for the nine months ended June 30, 2009, compared with 6.4% for the nine months ended June 30, 2008. The decrease was primarily due to variations in the U.S. Dollar/Euro exchange rates as most of the expenses were denominated in Euro and the timing of new product launches.

Net other operating (income) and restructuring costs

Net other operating income for the nine months ended June 30, 2009 was $5.1 million, compared to $7.5 million for the nine months ended June 30, 2008. Net other operating income included $7.5 million resulting from the amortization of the deferred income relating to the Patterson exclusivity payment in both periods. In the nine months ended June 30, 2009, net other operating income included a gain on the sale of a sales and service subsidiary in Spain of $2.1 million.

In December 2008, we announced certain actions to reduce operating costs and thereby to improve the efficiency of our organization. These actions predominantly relate to overhead functions in Germany including increased automation of our processes, the optimization of the supply chain as well as increased efficiency in our administrative functions.

For the nine months period ended June 30, 2009, we incurred restructuring and other related costs of $4.5 million, consisting of employee severance pay and benefits and outside consulting fees directly related to the restructuring plan.

We expect to record remaining costs of up to $5.5 million in the fourth quarter of fiscal 2009. We expect that half of the total costs of up to $10 million will be paid in fiscal 2009. The Company anticipates annual cost savings from these initiatives to be approximately $10 million starting in fiscal year 2010.

Loss/Gain on Foreign Currency Transactions

Loss on foreign currency transactions for the nine months ended June 30, 2009 amounted to $5.6 million compared to a gain of $15.2 million for the nine months ended June 30, 2008. For the nine months ended June 30, 2009, the loss included an unrealized non-cash foreign currency loss of $1.5 million on the U.S. Dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency loss on U.S. Dollar denominated short-term intra-group loans to European entities of $0.8 million. For the nine months ended June 30, 2008, the gain included an unrealized non-cash foreign currency gain of $10.2 million on the U.S. Dollar denominated deferred income, resulting from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on U.S. Dollar denominated short-term intra-group loans of $6.5 million.

Loss/(gain) on Derivative Instruments

Loss on derivative instruments for the nine months ended June 30, 2009 amounted to $1.6 million compared to a gain of $0.9 million for the nine months ended June 30, 2008. For the nine months ended June 30, 2009, the loss included an unrealized non-cash loss of $6.5 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $4.9 million. The gain for the nine months ended June 30, 2008 included an unrealized non-cash gain of $1.1 million on interest swaps, as well as a non-cash loss on foreign currency hedges of $0.2 million.

Interest Expense

Net interest expense for the nine months ended June 30, 2009 was $17.0 million, compared to $20.0 million for the nine months ended June 30, 2008. This decrease resulted from variations in the U.S. Dollar/Euro exchange rate, lower interest rates, and lower overall debt levels.

Income Tax Provision

The income tax provision for the nine months ended June 30, 2009 was $9.0 million, compared to $14.8 million for the nine months ended June 30, 2008. For the third quarter of fiscal year 2009, an estimated effective tax rate of 24% has been applied, the same estimated effective tax rate as for fiscal year 2008. For the six months ended March 31, 2009, a 28% estimated effective tax rate was applied. The estimated effective tax rate is primarily the result of a difference between the actual and the expected distribution of profits across different countries.

The income tax provision was reduced by $847 in the current quarter to adjust for a prior year item.

Net Income

Sirona’s net income for the nine months ended June 30, 2009 was $26.6 million, a decrease of $8.0 million as compared with the nine months ended June 30, 2008. Net income included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to the Exchange and the MDP Transaction (deal related amortization and depreciation) of $51.9 million ($38.0 million net of tax), unrealized, non-cash foreign currency losses on the deferred income from the Patterson exclusivity payment of $1.5 million ($0.9 million net of tax) and revaluation losses on short-term intra-group loans of $0.8 million ($0.5 million net of tax). Sirona’s net income for the nine month period ended June 30, 2008 included deal related amortization and depreciation of $67.8 million ($47.4 million net of tax), currency revaluation gains on the Patterson exclusivity payment of $10.2 million ($7.1 million net of tax) and revaluation gains on short-term intra-group loans of $6.5 million ($4.6 million net of tax).

The estimated effective tax rate for the third quarter of fiscal year 2009 is 24%, the same effective tax rate as for fiscal year 2008. For the six months ended March 31, 2009, a 28% estimated effective tax rate was applied. Option expense was $11.6 million ($8.5 million net of tax) in the first three quarters of 2009, compared to $11.5 million ($8.0 million net of tax) in the prior year period.

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

	Nine months ended
	June 30, 2009	June 30, 2008
	$’000s
Net cash provided by operating activities	$75,411	$50,942
Net cash used in investing activities	(9,697)	(27,371)
Net cash used in financing activities	(79,594)	(9,219)

(Decrease)/Increase in cash during the period	$(13,880)	$14,352

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $75.4 million for the nine months ended June 30, 2009, compared to $50.9 million for the nine months ended June 30, 2008. The primary contributing factors to the increase in cash provided by operating activities were an increase in operating income, as well as lower tax and interest payments.

Net Cash Used in Investing Activities

For the nine months ended June 30, 2009, net cash used in investing activities represents cash used in capital expenditures in the course of normal operating activities, partly offset by proceeds from the disposal of long-lived assets and the proceeds from the sale of a sales and services subsidiary in Spain effective November 28, 2008. The primary contributors to the investing cash outflow for the nine months ended June 30, 2008 were capital expenditures in the course of normal operating activities.

Net Cash Used in Financing Activities

Net cash used in financing activities was $79.6 million for the nine months ended June 30, 2009, compared to $9.2 million for the nine months ended June 30, 2008. Net cash used in financing activities in the nine months ended June 30, 2009 relates to the prepayment of the senior debt repayment tranche originally scheduled for November 2009 in May 2009 in the amount of $78.6 million, the repayment of a bank loan in China and the purchase of treasury shares under the stock repurchase program. Net cash used in financing activities in the nine months ended June 30, 2008 relates to the repayment of the utilized portion of the Company’s revolving credit facility.

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

Each of the senior term loans is to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. The senior debt repayment tranche originally scheduled for November 24, 2009 was prepaid on May 11, 2009 in the amount of $78.6 million. At the Company’s current leverage multiples, the facilities bear interest at a margin of 55 basis points plus, in the case of Euro-denominated loans, EURIBOR and, in the case of other loans, LIBOR.

The Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from November 24, 2007 onwards, the applicable margin will vary between 90 basis points and 45 basis points per annum according to our leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement). Interest rate swaps have been established for 66.6 % of the interest until March 2010. As a result of the prepayment of the first senior debt tranche in May 2009 the percentage increased to 78.3%. The interest rate swaps fix the LIBOR or EURIBOR element of interest payable on 78.3% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period range from 3.50% to 5.24%. Settlement of the swaps is required on a quarterly basis.

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

Other Financial Data

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	$’000s		$’000s
Net income	$20,468	$6,710	$26,622	$34,624
Net interest expense	5,331	6,645	16,988	20,046
Provision for income taxes	6,683	3,011	9,045	14,832
Depreciation	5,175	4,748	14,575	12,777
Amortization	17,692	23,598	52,905	68,716

EBITDA	$55,349	$44,712	$120,135	$150,995

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

Supplemental Information

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	$’000s		$’000s
Share-based compensation	$3,760	$3,968	$11,553	$11,466
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of the $-denominated exclusivity fee	(4,813)	144	1,512	(10,221)
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of short-term intra-group loans	(3,082)	(18)	830	(6,547)

	$(4,135)	$4,094	$13,895	$(5,302)

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of June 30, 2009. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 31, 2009

Sirona Dental Systems, Inc.

By:	/s/ Simone Blank
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)