Form 10-K
period 2009-09-30
SIRONA DENTAL SYSTEMS, INC.
filed 2009-12-04
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2009

or

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $191,086,295. Such aggregate market value is computed by reference to the closing sale price of the Common Stock on such date.

As of December 1, 2009, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,972,754.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission not later than January 28, 2010 are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by January 28, 2010 the required information will be filed as an amendment to this report on Form 10-K no later than that date.

FORWARD-LOOKING STATEMENTS

This Form 10-K Annual Report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans” and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report and the “Risk Factors” set forth in Item 1A of this Annual Report. All forward looking statements speak only as of the date of this Annual Report and are expressly qualified in their entirely by the cautionary statements included in this report. The Company undertakes no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

PART I

ITEM 1.	BUSINESS

Overview

Sirona Dental Systems, Inc. (“Sirona” or the “Company”) is the leading manufacturer of high-quality, technologically-advanced dental equipment, and is focused on developing, manufacturing and marketing innovative solutions for dentists around the world. Sirona provides a broad range of technologically advanced products in each of its four product segments:

•	Dental CAD/CAM Systems;

•	Imaging Systems;

•	Treatment Centers; and

•	Instruments.

Sirona markets its products globally to dental practices, clinics and laboratories through an international network of distributors. These dental distributors typically supply both dental equipment and consumables, and have regular contact with the ultimate end-users.

Sirona’s revenue for the fiscal year ended September 30, 2009 was $713.3 million. Sirona sells its products globally, with the U.S. market contributing 31% of revenue, or $221.2 million, the German market contributing 21% of revenue, or $147.3 million, and the rest of the world contributing 48% of revenue, or $344.8 million.

History

Sirona dates back to the establishment of Reiniger, Gebbert & Schall, which introduced the first electrical drill in 1882. In 1925, the Company became part of Siemens & Halske Group and in 1934 launched the smallest x-ray in the world, enabling dental x-rays for the first time. In 1956, Siemens introduced the Sirona brand for a treatment center, and in 1958 the group developed the first ball-bearing turbine for dental drills.

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

On September 25, 2005, Schick Technologies, Inc. (“Schick”) entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. (“Luxco”) and Sirona Holding GmbH (“Sirona Holding”) providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of Euro 151.0 million ($182 million) plus accrued interest (the “Exchange”). On June 20, 2006, the Exchange closed and Schick, a Delaware corporation formed in 1997, was renamed Sirona Dental Systems, Inc. Even though Sirona Holding became a subsidiary of Schick upon the completion of the Exchange, Sirona Holding was deemed the acquiring corporation for accounting purposes because Luxco received a controlling ownership interest in the Company, Sirona Holding's designees constitute a majority of the members of the Company’s board of directors and Sirona Holding's senior management represent a majority of the senior management of the Company.

Schick’s business was founded in 1992 and completed an initial public offering of its common stock on July 1, 1997. Our common stock is currently traded publicly on the NASDAQ Global Select Market. In connection with the Exchange, we changed our trading symbol to “SIRO” from “SCHK.” Previously, from September 16, 1999 through December 20, 2005, Schick’s common stock was traded on the Over-the-Counter (“OTC”) Bulletin Board under the trading symbol “SCHK.”

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

The global dental market has benefited from technological developments, which increase productivity for the dentist. This is particularly important in markets facing increased demand for dental services with little or no increase in the number of dentists servicing those markets. In addition, technological developments allow dentists to offer higher quality treatment to patients. We believe that the high-tech end of the dental market is growing at a faster pace than the overall dental market and that this trend will continue over time.

Recent technological advancements in the dental equipment industry include 3D radiography, digital radiography, CAD/CAM technology, intra oral cameras and periodontal instruments.

The market we serve comprises the whole working environment of a dentist or dental technician, including the dentist's chair, lights, imaging systems and dental CAD/CAM systems, instruments, as well as practice furniture and other dental or lab-based systems. These are important investments by the practitioner, and the products can have an average life cycle of 10-20 years (shorter for instruments and software), depending on the nature and quality of the product.

Products

Our principal products can be generally classified into the following segments: Dental CAD/CAM Systems, Imaging Systems, Treatment Centers and Instruments.

A brief description of each of our segments follows. See Note 23 to our consolidated financial statements for revenues and gross profit by segment for each of the last three fiscal years, and assets by segment, at September 30, 2009 and 2008.

Dental CAD/CAM Systems

Dental CAD/CAM Systems address the worldwide market for dental restorations, which includes several types of restorations, such as inlays, onlays, veneers, crowns, bridges, copings and bridge frameworks made from ceramic, metal or composite blocks. The global market for dental restorations can be divided into two sub-segments: hand-made in-mouth filings and out-of-mouth pre-shaped restorations. CAD/CAM-produced ceramic restorations represent a growing portion of the out-of-mouth restoration market and the number of out-of-mouth restorations prepared with CAD/CAM systems has increased substantially over the past few years. At the same time, the number of dental practitioners and dental laboratories using CAD/CAM technology has increased. Sirona estimates that as of the end of fiscal 2009, the market penetration for in-office CAD/CAM systems in the United States had grown to approximately 10% and increased to approximately 12% in Germany.

Sirona pioneered the application of high-tech CAD/CAM techniques to the traditional lab-based restoration process with the commercialization of the CEramic REConstruction, or CEREC, method. Sirona’s CEREC system is an in-office application that enables dentists to produce high quality restorations from ceramic material and insert them into the patient’s mouth during a single appointment. CEREC has a number of advantages compared to traditional out-of-mouth pre-shaped restoration method, as CEREC does not require a physical model, restorations can be created in the dentist’s office and the procedure can be completed in a single visit. The CEREC system consists of an imaging unit and a milling unit. The imaging unit scans the damaged area, captures the image of the tooth or teeth requiring restoration and proposes the specifications for the restoration. The milling unit then mills the ceramic restoration to the required specifications based upon the captured image and the dentist’s design specifications. The result is a biocompatible, non-metallic, natural-looking restoration made of durable, high-quality ceramic materials completed in a single treatment session. Independent studies indicate that CEREC ceramic restorations are as durable as gold and can replace conventional restoration materials for most procedures. In addition, CEREC restorations are aesthetically pleasing and have the benefit of a natural-looking appearance.

In fiscal year 2003, Sirona launched its CEREC 3D product, an important development that allowed the dentist to view the onscreen restoration in three dimensions. This product has been periodically updated, including enhanced software applications. In fiscal year 2007, Sirona launched its next generation milling unit, the MC XL. The MC XL produces a high quality, precisely fitted restoration in half the time that the classic CEREC milling unit requires. Fiscal 2007 also saw the roll out of Sirona’s “Biogeneric” software which virtually automates the CAD portion of the CAD/CAM process. In January 2009, Sirona launched the CEREC AC Digital Impression Unit, further strengthening its leadership position in the dental CAD/CAM market. The AC unit takes digital dental impressions quickly, accurately and with improved workflow. This advanced digital impression acquisition unit significantly expands the range of clinical indications and gives CEREC dentists the choice of either creating the restoration in-office or sending a digital impression to a laboratory, which then fabricates the restoration from the digital model.

Sirona offers a service contract on its CEREC product, which includes software updates and upgrades and maintenance on software-related hardware.

In addition to CEREC, Sirona also offers CAD/CAM products for dental laboratories, including the inLab restoration fabrication system and the extra-oral inEos scanner. These products are designed to improve efficiency and reduce costs for the dental lab. The inLab system scans the models received from the dentists and then mills ceramic or composite block restorations, such as crown copings and bridge frameworks to the specifications of the captured image. In fiscal year 2007, Sirona launched its next generation inLab milling unit, the inLab MC XL. The new unit features a modern, elegant design with solid, heavy-duty construction. Milling performance and precision have been optimized and milling time has been considerably reduced. The inEos scanner, which was launched in 2005, is a high speed extra-oral scanner which produces 3D digital images from a single tooth up to a jaw, directly from the plaster model. The inEos product has scanning times of less than ten seconds, a significant factor which enhances productivity.

In fiscal 2004, Sirona started its central restoration service business for copings and bridge-frameworks in Germany and expanded the service to the United States in fiscal 2006. The central restoration service allows dental labs to scan a plaster model received from the dentist and then transmit the digital image directly to Sirona via the internet. A bridge or coping is then created at Sirona’s central manufacturing site; with the final product shipped directly back to the lab.

In fiscal 2008, we expanded our CEREC offering with the introduction of CEREC Connect. CEREC Connect is a web-based service that facilitates the electronic transmission of digital impressions acquired with a CEREC acquisition unit to InLab laboratories. Laboratories can use the digital impression to create final restorations. This process eliminates the need to take physical impressions, resulting in increased accuracy, less reworking of restorations and productivity savings.

The Dental CAD/CAM Systems segment contributed 35%, 31% and 32% to Sirona’s revenue for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Imaging Systems

Imaging Systems comprise a broad range of digital and film-based systems for diagnostic imaging in the dental practice. Sirona has developed a comprehensive range of imaging systems for 2D and 3D, panoramic and intra-oral applications that allow the dentist to accommodate the patient in a more efficient manner.

Intra-oral x-ray systems use image-capture devices (film or sensor), which are inserted into the mouth behind the diagnostic area, and typically take images of one or two teeth. Panoramic x-ray systems produce images of the entire jaw structure by means of an x-ray tube and an image capture device, which rotates around the head.

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

In fiscal year 2007, Sirona introduced its GALILEOS Comfort 3-D imaging unit. Today, three-dimensional imaging is offering dentists advanced diagnostic and therapeutic options in the fields of surgery, prosthetics, orthodontics, and restorative dentistry. The Company believes GALILEOS integrates these capabilities efficiently into dental practices. In July 2008, Sirona launched GALILEOS Compact, which is specifically tailored to meet the needs of the general practitioner. GALILEOS Compact also has the ability to display traditional 2-D panoramic digital images. In fiscal year 2009, Sirona introduced software that facilitates the integration of Galileos 3D X-ray volume (bone level data) with a CEREC AC CAD/CAM scan (surface level information). This software allows the practitioner to plan both the implant surgery and the prosthetic at the start of the implant treatment session. This integrated process reduces the number of treatment sessions, results in greater accuracy and superior implant alignment. With this new software, the dental practitioner can now place more focus on the desired aesthetic outcome throughout the entire treatment process.

The Imaging Systems segment contributed 32%, 34% and 34% to Sirona’s revenue for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Treatment Centers

Treatment Centers comprise a broad range of products from basic dentist chairs to sophisticated chair-based units with integrated diagnostic, hygiene and ergonomic functionalities, as well as specialist centers used in preventative treatment and for training purposes. Sirona offers specifically configured products to meet the preferences of dentists within each region in which it operates. Sirona’s treatment center configurations and system integration are designed to enhance productivity by creating a seamless workflow within the dental practice. Sirona’s centers therefore allow the dentist to both improve productivity and increase patient satisfaction, significant factors in adding value to his or her practice. In October 2004, Sirona acquired one of the leading Chinese manufacturers of basic treatment centers, located in Foshan (South China). This facility manufactures basic products for both the domestic Chinese market and export markets.

In July 2008, Sirona launched its new TENEO Treatment Center, which combines industry-leading technology with a timeless design that provides both patient and dentist with the ultimate in convenience and comfort.

The Treatment Centers segment contributed 21%, 22% and 22% to Sirona’s revenue for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Instruments

Sirona offers a wide range of instruments, including handheld and power-operated handpieces for cavity preparation, endodontics, periodontology and prophylaxis. The instruments are supplemented by multi-function tips, supply and suction hoses, as well as care and hygiene systems for instrument preparation. Sirona’s instruments are often sold as packages in combination with treatment centers. During the last several years, Sirona introduced a variety of new products, including SIROLaser, a compact diode laser; PerioScan, an all-in-one ultrasonic scaling unit enabling both diagnosis and treatment of dental calculus with a single device; SIROEndo, a root canal preparation unit; and SIROPure, oil-free, power-driven handpieces.

Sirona intends to continue to strengthen the position of its Instruments segment as a diversified supplier of high-quality, reliable, user-friendly and cost-efficient dental instruments.

The Instruments segment contributed 12%, 13% and 12% to Sirona’s revenue for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

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

Manufacturing consists primarily of assembly, systems integration and testing. We generally outsource manufacturing of parts and components used in the assembly of our products but own the design and tools used by our key component suppliers. We do, however, manufacture most of the precision parts used for our instruments, and we also operate an Electronic Center for the supply of electronic boards and components.

We purchase various components for our products from a number of outside suppliers. We currently have established relationships with approximately 1,300 suppliers, of which we view approximately 300 as “key suppliers.” Each supplier is selected according to stringent quality criteria, which are reviewed regularly. We do not believe we are dependent on one or a small group of suppliers and believe we could locate alternative suppliers if needed. For reasons of quality assurance or cost effectiveness, the Company relies on single sources for certain purchased components, e.g. sensors, which we use in our imaging segment. We work closely with our suppliers to help ensure continuity of supply while maintaining high quality and reliability. We have agreements in place and use a number of techniques, including security or consignment stock commitments, to address potential disruptions of the supply chain. We also own any custom tooling used in manufacturing these components. The Company has not experienced any significant difficulty in the past in obtaining the materials necessary to meet its production schedule. However, the need to replace one of our single source suppliers could cause a disruption in our ability to timely deliver certain of our products or increase costs. See Item 1A Risk Factors — “We are dependent upon a limited number of suppliers for critical components. If these suppliers delay or discontinue the manufacture of these components, we may experience delays in shipments, increased costs and cancellation of orders for our products.”

Sales and Marketing

Our sales and marketing efforts are directed through regional managers who oversee our sales professionals. These professionals work closely with our distribution partners to maximize the efficiency and productivity of their sales efforts. Our marketing initiatives are focused on highlighting Sirona’s leading role as a high-tech systems provider and industry innovator. In order to promote our brand and increase client loyalty, our distribution partners are supported through wide ranging advertising activities. In addition, we have been a key presenter at all major dental exhibitions, which are critical forums for raising brand awareness and new product introductions. Lastly, our product information is actively made available to business publications, dentists, journals, professional organizations and dental schools, and our website (www.sirona.com) is an important interactive platform for end-users as well as for distributors.

Distribution

Sirona distributes its products globally to dental practices, clinics and laboratories through an international network of more than 300 distributors. See Note 23 to our consolidated financial statements for a description of our net sales and long-lived assets by geographic region for the last three fiscal years. Because distributors typically cover both dental equipment and consumables, they have regular contact with the dentist and are therefore optimally positioned to identify new equipment sale opportunities. Sirona’s primary distributors in the United States are Patterson Companies and Henry Schein, two of the world’s largest dental distributors. Outside of the United States, Henry Schein is the company’s largest distributor, and, along with Pluradent, primarily distributes for Sirona in Europe. Patterson Companies and Henry Schein accounted for 29% and 16%, respectively, of Sirona’s worldwide revenue for the fiscal year ended September 30, 2009. Sirona distributes elsewhere through a well developed network of independent regional distributors. Sirona works closely with its distributors by training their technicians and sales representatives with respect to its products. With over 7,000 sales and service professionals trained each year, Sirona seeks to ensure high standards of quality in after-sale service and the best marketing of its products. The success of Sirona’s products is evidenced by their importance to its distribution partners, and in many cases are among their best selling offerings.

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

In April 2000, Schick and Patterson entered into an exclusive distribution agreement covering the United States and Canada; and as of May 1, 2000, Schick began marketing and selling its CDR dental products in the United States and Canada through Patterson. This contract was amended in July 2005 and March 2007 and is due to expire on December 31, 2009 but provides that the parties will meet before expiration of the term to discuss a renewal of the agreement.

Sirona executes separate contracts with Henry Schein for each product group in each of the various jurisdictions in which Henry Schein distributes its products. The contracts governing most of the products distributed through Henry Schein are non-exclusive. Each of the contracts provides for minimum annual purchases, which are set annually. The contracts have terms of up to five years. Either party is entitled to terminate any of the contracts upon six months’ notice but generally not before the third anniversary of the contract. Sirona may terminate a contract upon 30 days’ notice in case of Henry Schein’s default under the terms of the contract.

Competition

Competition in the global dental market is fragmented by both geography and products. We compete with a variety of companies, including large international companies as well as smaller companies that compete regionally or on a narrower product line. Sirona competes on the basis of its comprehensive and innovative product line and its global distribution network.

Research and Development

Sirona commits significant resources to research and development, with a particular focus on developing products that offer new diagnostic and treatment options, while increasing user comfort and streamlining process efficiency. Sirona spent approximately $41 million, $49 million and $47 million on research and development activities in the fiscal years ended September 30, 2009, 2008 and 2007, respectively, which represented approximately 6% of Sirona’s total revenue in each year. Sirona employs 194 professionals in its global research and development departments. Sirona also cooperates in its research efforts with partners in research facilities and dental practices around the world.

Patents, Trade Secrets and Proprietary Rights

We seek to protect our intellectual property through a combination of patent, trademark and trade secret protection. We believe that our future success will depend in part on our ability to obtain and enforce patents for our products and processes, preserve our trade secrets and operate without infringing the proprietary rights of others.

Patents

We have an active corporate patent program, the goal of which is to secure patent protection for our technology. Sirona owns and/or maintains approximately 800 patents and patent applications throughout the world. The patents expire at various dates through 2026. We also license or sublicense some of the technology used in our products from third parties.

Trademarks

We generally attempt to build brand awareness of our products through the use of trademark registrations. “Sirona,” “CEREC,” “Orthophos,” “Heliodent,” “inLab,” “CDR,” and “Schick” are some of our key registered trademarks. In addition, we have common law trademark rights in several other names we use commercially in connection with our products.

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

The FD&C Act further provides that, unless exempted by regulation, medical devices may not be commercially distributed in the U.S. unless they have been cleared by the FDA. There are two review procedures by which medical devices can receive such clearance. Some products may qualify for clearance under a Section 510(k) procedure, in which the manufacturer submits to the FDA a pre-market notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and that it is as safe and effective as a legally marketed device, and does not raise different questions of safety and effectiveness than does a legally marketed device). Certain Class I devices are exempt from the 510(k) pre-market notification requirement and manufacturers of such products may proceed to market without any submission to the FDA. In some cases, the 510(k) notification must include data from human clinical studies.

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

Employees

As of September 30, 2009, the Company had 2,298 employees. The Company believes that its relations with its employees are good. No Company employees are represented by labor unions or are subject to a collective bargaining agreement in the United States. Approximately 30% of our German employees are members of the IG Metall union. We have not experienced any work stoppages due to labor disputes.

Executive Officers

See Part III, Item 10 of this 10-K Report for information about Executive Officers of the Company.

Available Information

Information about the Company’s products and services, stockholder information, press releases, and filings with the Securities and Exchange Commission (“SEC”) can be found on the Company’s Internet website at http://www.sirona.com. The information contained on our website is for informational purposes only and is not incorporated by reference into this report. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, and any amendments to such reports and filings, are available free of charge at the Investor Relations section of the Company’s website as soon as reasonably practical after the Company’s material is filed with, or furnished to, the SEC.

ITEM 1A.	RISK FACTORS

These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), and the consolidated financial statements and related notes incorporated by reference in this report.

Our businesses routinely encounter and address risks, some of which will cause our future results to be different—sometimes materially different—than we anticipate. Discussion about the material operational risks that our businesses encounter can be found in our MD&A, in the business descriptions in Item 1 of this report and in previous SEC filings. Below, we have described our present view of the material risks facing our business.

Risks Related to Our Business

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

We are also be subject to other federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Failure to comply with regulatory requirements could have a material adverse effect on our business.

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

In fiscal 2009, our business was impacted by the weak global economy, which resulted in a challenging environment for selling dental technologies. We have observed that some dentists are postponing investments in equipment.

We are dependent upon a limited number of distributors for a significant portion of our revenue, and loss of these key distributors could result in a loss of a significant amount of our revenue.

Historically, a substantial portion of our revenue has come from a limited number of distributors. For example, Patterson Dental Company, Inc. accounted for 29% of revenue for the fiscal year ended September 30, 2009. In addition, 16% of our revenue for the fiscal year ended September 30, 2009, was attributable to sales to Henry Schein, Inc. It is anticipated that Patterson and Henry Schein will continue to be the largest contributors to our revenue for the foreseeable future. There can be no assurance that Patterson and Henry Schein will purchase any specified minimum quantity of products from us or that they will continue to purchase any products at all. If Patterson or Henry Schein ceases to purchase a significant volume of products from us, it could have a material adverse effect on our results of operations and financial condition.

Competition in the markets for our products is intense, and we may not be able to compete effectively.

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

Our failure to obtain issued patents and, consequently, to protect our proprietary technology could hurt our competitive position.

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

Our quarterly operating results have varied in the past, and our operating results are likely to continue to fluctuate in the future. These variations result from a number of factors, many of which are substantially outside of our control, including:

•	the timing of new product introductions by us and our competitors;

•	timing of industry tradeshows;

•	changes in relationships with distributors;

•	developments in government reimbursement policies;

•	changes in product mix;

•	our ability to supply products to meet customer demand;

•	fluctuations in manufacturing costs;

•	income tax incentives;

•	currency fluctuations; and

•	general economic conditions, as well as those specific to the healthcare industry and related industries.

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

As part of our risk management program, we use foreign currency exchange forward contracts. While intended to reduce the effects of exchange rate fluctuations, these transactions may limit our potential gains or expose us to loss. Should our counterparties to such transactions or the sponsors of the exchanges through which these transactions are offered fail to honor their obligations due to financial distress or otherwise, we would be exposed to potential losses or the inability to recover anticipated gains from these transactions.

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

We are a highly leveraged company, with total bank debt to unrelated parties of $474.9 million as of September 30, 2009. This substantial level of indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences to our business. For example, it could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

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

Our senior credit agreement contains a number of restrictive covenants and conditions that impose significant operating and financial restrictions on our business, including restrictions on our ability to take actions that may be in the best interests of the business. These restrictions and conditions include a mandatory prepayment on a change in control or sale of all or substantially all assets, as well as significant restrictions on mergers and on any business acquisition. Other covenants limit changes to our business, lending activities, investments including joint ventures, further indebtedness, and the payment of dividends and capital share redemptions. The financial covenants require that we maintain a debt coverage ratio of consolidated total net debt to consolidated adjusted EBITDA of no more than 2.50 to 1, and a cash interest coverage ratio of consolidated adjusted EBITDA to cash interest costs of 4.00 to 1 or greater. Failure to comply with these covenants will result in a default under the terms of our senior credit agreement and could result in acceleration of this indebtedness. For more information concerning compliance with these covenants, please see Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.

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

Since we operate in markets outside of the United States and Europe, we are subject to additional risks.

We anticipate that sales outside of the United States and Europe will continue to account for a significant percentage of our revenue. Such revenue is subject to a number of uncertainties, including, but not limited to, the following:

•	economic and political instability;

•	import or export licensing requirements;

•	trade restrictions;

•	longer payment cycles;

•	unexpected changes in regulatory requirements and tariffs;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences; and

•	potentially weak protection of intellectual property rights.

These risks may impair our ability to generate revenue from our sales efforts. In addition, many countries outside of the United States and Europe have their own regulatory approval requirements for the sale of products. As a result, the introduction of new products into, and our continued sale of existing products in, these markets could be prevented, and/or costly and/or time-consuming, and we cannot assure you that we will be able to obtain the required regulatory approvals on a timely basis, if at all.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

To the extent that we operate outside the United States, we are subject to the Foreign Corrupt Practices Act (the “FCPA”) which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, we may be held liable for actions taken by our strategic or local partners even though such partners are foreign companies that are not subject to the FCPA. Any determination that we violated the FCPA could result in sanctions that could have a material adverse effect on our business.

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

While we have, in the past, attempted to mitigate the effects of such potential fluctuations, we cannot assure you that we will continue to do so or that we will be able to successfully mitigate the effect of future price increases on our results of operations and financial condition. See Item 1 Business – Manufacturing and Suppliers.

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

The enforcement, defense and prosecution of intellectual property rights, including the United States Patent and Trademark Office’s, the European Patent Office’s and other foreign patent offices’ interference proceedings, and related legal and administrative proceedings in the United States and elsewhere, involve complex legal and factual questions. As a result, these proceedings are costly and time-consuming, and their outcome is uncertain. Litigation may be necessary to:

•	assert against others or defend us against claims of infringement;

•	enforce patents owned by, or licensed to us from, another party;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of our proprietary rights or the proprietary rights of others.

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

We may face exposure to product liability claims and recalls for unforeseen reasons from consumers, distributors or others. We may experience material product liability losses in the future, and we may incur significant costs to defend these claims. In addition, if any of our products are or are alleged to be defective; we may be required to participate in a recall involving those products. End-users of our products may look to us for contribution when faced with product recalls or product liability claims. Although we have maintained insurance coverage related to product liability claims, we cannot assure you that product liability insurance coverage will continue to be available or, if available, that it can be obtained in sufficient amounts or at reasonable cost or that it will be sufficient to cover any claims that may arise. We may not maintain any insurance relating to potential recalls of our products. A successful product liability claim brought against us in excess of available insurance coverage or a requirement to participate in any product recall could reduce our profits and/or impair our financial condition, and damage our reputation.

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

Risks Related to Our Common Stock

Future sales of our common stock may cause the market price for our common stock to decline even if our business is doing well.

Future sales by us or by our existing stockholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.

Sirona Holdings Luxco SCA, or “Luxco”, requested that we register common stock that they own under the Securities Act pursuant to contractual registration rights, and on August 19, 2008, we filed a registration statement providing for the potential resale of up to 36,972,480 shares of our common stock. In August 2009, Luxco sold 8,625,000 shares pursuant to an underwritten public offering. We cannot predict the size or timing of actual future sales of our common stock or the effect, if any, that future sales of shares of our common stock, or the expectation of such sales, would have on the market price of our common stock.

Our largest stockholder can exert influence over us and may have interests that diverge from yours.

At September 30, 2009, Luxco owned approximately 51.7% of our outstanding common stock. As a result, Luxco has the voting power to significantly influence our policies, business and affairs, and the outcome of any corporate transaction or other matter, including mergers, consolidations and the sale of all, or substantially all, of our assets. This concentration in control may have the effect of delaying, deterring, or preventing a change in control that otherwise could result in a premium in the price of our common stock.

Luxco may have interests that diverge from those of other holders of our common stock. As a result, Luxco may vote the shares it owns or otherwise cause us to take actions that may conflict with your best interests as a stockholder, which could adversely affect our results of operations and the trading price of our common stock.

Certain provisions of our certificate of incorporation and bylaws and Delaware law could discourage, delay, or prevent a merger or acquisition at a premium price.

The provisions of our certificate of incorporation and bylaws may also deter, delay or prevent a third-party from acquiring us. These provisions include:

•	limitations on the ability of stockholders to amend our charter documents, including stockholder supermajority voting requirements;

•	the authority of the board of directors to adopt amendments to our bylaws without shareholder approval;

•	the inability of stockholders to act by written consent or to call special meetings;

•	a classified board of directors with staggered three-year terms;

•	advance notice requirements for nominations for election to the board of directors and for stockholder proposals;

•	the ability of Luxco to elect directors that have the majority of the voting power of the board of directors; and

•

the authority of our board of directors to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with such terms as the board of directors may determine and to issue additional shares of our common stock.

We are also subject to the protections of Section 203 of the Delaware General Corporation Law, which prevents us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval were obtained.

In addition, in the event of a “change of control” as defined in our senior credit agreement, we may be required to, among other things, repay all of our obligations outstanding under the senior credit agreement, with interest thereon, which could materially adversely impact the value of our common stock.

These provisions could have the effect of delaying, deferring or preventing a change in control of our company, discourage others from making tender offers for our shares, lower the market price of our stock or impede the ability of our stockholders to change our management, even if such changes would be beneficial to our stockholders.

The market price of our common stock may fluctuate significantly, and this may make it difficult for holders to resell our common stock when they want or at prices that they find attractive.

The price of our common stock on the NASDAQ Global Select Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	changes in market conditions;

•	quarterly variations in our operating results;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance;

•	announcements of strategic developments, significant contracts, acquisitions and other material events by us, our competitors, or our distribution partners;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	future sales of our equity or equity-related securities;

•	changes in the economy and the financial markets;

•	departures of key personnel;

•	changes in governmental regulations; and

•	geopolitical conditions, such as acts or threats of terrorism or military conflicts.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company has its headquarters in Long Island City, New York. The Company leases space in Long Island City, New York. The lease expires in November 2012. The leased space houses executive offices and group functions including legal affairs and investor relations, sales and marketing, research and development laboratories and production and shipping facilities.

The Company has its largest facility in Bensheim, Germany. It is composed of a number of buildings housing the Company’s primary manufacturing and assembly facility. It also houses executive offices, finance, sales, customer service and marketing, research and development laboratories and shipping facilities. In addition, since September 2007, the Company leased space in Salzburg, Austria. The leased space houses executive offices and group functions including strategy, sales, finance, accounting, human resources, marketing and legal affairs.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded publicly on the NASDAQ Global Select Market. In connection with the Exchange, we changed our trading symbol to “SIRO” from “SCHK”.

The following table presents quarterly information on the price range of our common stock. This information indicates the high and low sale prices, as quoted on NASDAQ commencing October 1, 2007. These prices do not include retail markups, markdowns or commissions.

Fiscal Year Ended September 30, 2009	High	Low

First Quarter	$22.89	$8.47

Second Quarter	15.11	9.91

Third Quarter	20.96	13.78

Fourth Quarter	30.61	20.17

Fiscal Year Ended September 30, 2008	High	Low

First Quarter	$38.72	$24.71

Second Quarter	33.80	23.91

Third Quarter	29.96	25.09

Fourth Quarter	29.99	21.11

On December 1, 2009, there were approximately 93 holders of record of the Company’s common stock. However, the Company believes that the number of beneficial owners of its common stock is substantially higher.

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

In December 2008, the Company authorized a stock repurchase program to purchase up to an aggregate of $50,000,000 of its common stock in open market transactions. This program was discontinued by the Company’s Board of Directors in April 2009. No repurchases were made by the Company during the fourth quarter.

Performance Measurement Comparison

The following graph compares the Company’s cumulative stockholder return on its common stock with the return on the Russell 2000 Index and the Dow Jones US Medical Equipment Index from March 31, 2004 through September 30, 2009, the end of the Company’s fiscal year. The graph assumes investments of $100 on March 31, 2004, the last trading day of that fiscal year, in the Company’s common stock, the Russell 2000 Index and the US Medical Equipment Index and assumes the reinvestment of all dividends. In connection with the Exchange, the Company changed its fiscal year end from March 31 to September 30.

*	$100 invested on 3/31/04 in stock or index-including reinvestment of dividends.

	3/31/2004	3/31/2005	3/31/2006	6/21/2006	9/30/2006	9/30/2007	9/30/2008	9/30/2009
Sirona Dental Systems Inc.	$100.00	$171.64	$496.52	$448.99	$347.89	$376.83	$245.94	$314.29
Russell 2000	100.00	105.41	132.66	125.19	126.55	142.16	121.57	109.97
Dow Jones US Medical Equipment	100.00	105.14	109.54	104.92	100.86	126.06	121.15	101.28

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial data of Sirona included below and elsewhere in this document are not necessarily indicative of future performance. This information is only a summary and should be read in conjunction with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements contained elsewhere in this document.

	Successor					Predecessor
	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006 (3)	July 1, 2005 to September 30, 2005	October 1, 2004 to June 30, 2005 (2)
		$’000s (except for per share amounts)
Statement of Operations Data:
Revenue	$713,294	$757,111	$659,949	$520,604	105,071	$358,285
Cost of sales	367,152	411,489	355,475	278,685	71,614	199,463

Gross profit	346,142	345,622	304,474	241,919	33,457	158,822
Operating expenses/(income):
Selling, general and administrative expense	225,351	242,293	203,597	148,715	34,544	93,236
Research and development	40,631	48,744	46,945	33,107	7,863	21,700
Provision for doubtful accounts and notes receivable	763	824	217	348	(192)	(127)
Write off of in-process research and development	—	—	—	6,000	33,796	—
Net other operating (income)/expense	(5,689)	(10,000)	(162)	1,733	(723)	(384)

Operating income/(loss)	85,086	63,761	53,877	52,016	(41,831)	44,397
Non-operating expense, net	21,805	24,825	32,100	43,683	10,006	27,777

Income/(loss) before income taxes and minority interest	63,281	38,936	21,777	8,333	(51,837)	16,620
Income tax provision/(benefit)	9,297	9,337	(34,877)	7,360	(5,796)	5,444
Minority interest	629	160	185	218	(6)	50

Net income/(loss)	$53,355	$29,439	$56,469	$755	(46,035)	$11,126

	Successor	Successor	Successor	Successor	Successor
	As of September 30, 2009	As of September 30, 2008	As of September 30, 2007	As of September 30, 2006	As of September 30, 2005
			$’000s
Balance Sheet Data (at end of period):
Cash and cash equivalents	$181,098	$149,663	$99,842	$80,560	65,941
Working capital (1)	251,070	214,361	131,871	101,765	98,646
Total assets	1,648,075	1,659,005	1,657,743	1,541,004	1,238,675
Non-current liabilities	758,910	857,637	885,807	929,009	1,111,158
Total liabilities	903,320	998,036	1,048,193	1,052,895	1,211,941
Retained earnings (accumulated deficit)	91,857	38,502	9,063	(47,406)	(48,161)
Shareholders’ equity	743,438	660,343	609,066	487,846	26,692

(1)	Working capital is defined as current assets less current liabilities.
(2)

On June 30, 2005, Sirona Holdings Luxco S.C.A. (“Luxco”), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O’Keefe and management and employees of Sirona obtained control over the Sirona business. The transaction was effected by using new legal entities, Sirona Holding GmbH (“Sirona Holding”) and its wholly owned subsidiary Sirona Dental Services GmbH to acquire 100% of the interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business, through a leveraged buy-out transaction (the “MDP Transaction”). The MDP Transaction was accounted for as a leveraged buyout transaction, in a manner similar to a business combination. Certain members of Sirona management who were deemed to be in the control group held equity interests in the Sirona group prior to and subsequent to the MDP Transaction (the “Continuing Shareholders”). The interests of the Continuing Shareholders have been reflected at the predecessor basis, resulting in 9.15% of each asset and liability acquired being valued at historical cost at June 30, 2005. The remaining 90.85% interest in each asset and liability was recognized at fair value at June 30, 2005. Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH is referred to as “Predecessor” for the period from October 1, 2004 to June 30, 2005. Sirona Dental Systems, Inc. (now the parent of Sirona Holding GmbH) is referred to as “Successor” for the period from July 1, 2005 to September 30, 2005 and for the fiscal years ended September 30, 2006, 2007, 2008 and 2009.

(3)

On September 25, 2005, Schick, a Delaware Corporation, which on June 20, 2006 was renamed Sirona Dental Systems, Inc. (“Sirona” or the “Company”), entered into an agreement with Luxco and Sirona Holding providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of Euro 151 million plus accrued interest (the “Exchange”). The Exchange closed on June 20, 2006. For accounting purposes, the Exchange is accounted for as a reverse acquisition of Schick by Sirona Holding. The historical financial statements of Sirona Holding and its predecessor and the historical financial statements of the Company, and the acquisition by Sirona Holding of the assets and liabilities of Schick are accounted for under the purchase method of accounting. Results of operations of Schick and its wholly owned subsidiary have been included in financial statements from June 20, 2006, the effective date of the Exchange.

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

Overview

Sirona Dental Systems Inc. (“Sirona” or the “Company”) is the leading manufacturer of high-quality, technologically advanced dental equipment, and is focused on developing, manufacturing and marketing innovative systems and solutions for dentists around the world. The Company is uniquely positioned to benefit from several trends in the global dental industry, such as technological innovation, increased use of CAD/CAM systems in restorative dentistry, the shift to digital imaging, favorable demographic trends and growing patient focus on dental health and cosmetic appearance. The Company has its headquarters in Long Island City, New York and its largest facility in Bensheim, Germany.

Sirona has a long tradition of innovation in the dental industry. The Company introduced the first dental electric drill 130 years ago, the first dental X-ray unit 100 years ago, the first dental computer-aided design/computer-aided manufacturing (“CAD/CAM”) system 24 years ago, and numerous other significant innovations in dentistry. Sirona continues to make significant investments in research and development, and its track record of innovative and profitable new products continues today with numerous recent product launches including: the Galileos and CEREC combination (launched in September 2009), the CEREC AC unit (launched in January 2009), the Galileos Compact 3D imaging system (launched in July 2008), the TENEO treatment center (launched in July 2008) and the CAD/CAM milling unit MC XL (launched in fiscal year 2007).

Sirona manages its business on both a product and geographic basis and has four segments: Dental CAD/CAM Systems, Imaging Systems, Treatment Centers, and Instruments. Sirona has the broadest product portfolio in the industry, and is capable of fully outfitting and integrating a dental practice. Products from each category are marketed in all geographical sales regions.

The Company’s business has grown substantially over the past five years, driven by numerous high-tech product introductions, a continued expansion of its global sales and service infrastructure, strong relationships with key distribution partners, namely Patterson and Henry Schein, and an international dealer network. Due to the international nature of the Company’s business, movements in global foreign exchange rates have a significant effect on financial results.

The U.S. market is the largest individual market for Sirona, followed by Germany. Between fiscal 2004 and 2008, the Company increased U.S. revenues from $88.2 million to $220.9 million, driven by innovative products, particularly in the CAD/CAM and imaging segments and the Schick acquisition. Patterson made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution rights for CAD/CAM products in the U.S. and Canada until 2017 (the “Patterson exclusivity payment”). The amount received was recorded as deferred income and is being recognized on a straight-line basis commencing at the beginning of the extension of the exclusivity period in fiscal 2008.

In addition to strong U.S. market growth, Sirona has pursued expansion in non-U.S. and non-German markets. Between fiscal 2004 and 2008, the Company increased revenues in non-U.S. and non-German markets from $190.9 million to $382.4 million. To support this growth, Sirona expanded its local presence and distribution channels by establishing sales and service locations in Japan, Australia, China, Italy, France, and the UK. The expansion helped to increase market share but also contributed to higher SG&A expenses.

The weak global economy in 2009 resulted in a challenging environment for selling dental technology, which impacted Sirona’s revenues. In fiscal year 2009, U.S. revenues were flat and international revenues decreased 8.2% (up 1.8% on a constant currency basis).

In the context of the weak global economy, the Company implemented a near-term cost savings and deferral plan for 2009 and separately undertook certain targeted actions to reduce operating costs and to increase efficiency on a longer term basis. The near-term cost savings have mainly been deferrals and are therefore not expected to be sustainable. The targeted actions predominantly relate to the increased efficiency and automation of processes in administrative and other overhead functions, as well as the optimization of the supply chain, and resulted in restructuring expenses of $8.2 million in fiscal year 2009. We expect these initiatives to result in annualized cost savings beginning in fiscal year 2010 of approximately $10 million, which we intend to reinvest in continued R&D initiatives and our further global expansion.

Significant Factors that Affect Sirona’s Results of Operations

The MDP Transaction and the Exchange

The assets and liabilities acquired in the MDP Transaction and the Exchange were partially stepped up to fair value, and a related deferred tax liability was recorded. The excess of the total purchase price over the fair value of the net assets acquired, including IPR&D, which were expensed at the date of closing of the MDP Transaction and the Exchange, was allocated to goodwill and is subject to periodic impairment testing.

Sirona’s cost of goods sold, research and development, selling, general and administrative expense and operating result have been and will continue to be materially affected by depreciation and amortization costs resulting from the step-up to fair value of Sirona’s assets and liabilities.

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currencies vary depending on the country of operation. For the fiscal year ended September 30, 2009, approximately 50% of Sirona’s revenue and approximately 73% of its expenses were in Euro. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2006 and September 30, 2009, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $1.2439 to a high of $1.6017. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of September 30, 2009, these contracts had notional amounts totaling $58.3 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information above and under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for the current period. The weighted average exchange rates used in converting Euro denominated revenues into U.S. Dollars in the Company’s financial statements prepared in accordance with U.S. GAAP were: $1.35475, $1.50393, and $1.33069 for the fiscal years ended September 30, 2009, 2008 and 2007, respectively, based on the average of the exchange rates for the individual quarters included within each year.

Loans made to Sirona under the Senior Facilities Agreement entered into on November 22, 2006 are denominated in the functional currency of the respective borrowers. See “Liquidity and Capital Resources” for a discussion of our Senior Facilities Agreement. However, intra-group loans are denominated in the functional currency of only one of the parties to the loan agreements. Where intra-group loans are of a long-term investment nature, the potential non-cash fluctuations in exchange rates are reflected within other comprehensive income. These fluctuations may be significant in any period due to changes in the exchange rates between the Euro and the U.S. Dollar.

Fluctuations in Quarterly Operating Results

Sirona’s quarterly operating results have varied in the past and are likely to vary in the future. These variations result from a number of factors, many of which are substantially outside its control, including:

•	the timing of new product introductions by us and our competitors;

•	timing of industry tradeshows;

•	changes in relationships with distributors;

•	developments in government reimbursement policies;

•	changes in product mix;

•	our ability to supply products to meet customer demand;

•	fluctuations in manufacturing costs;

•	income tax incentives;

•	currency fluctuations; and

•	general economic conditions, as well as those specific to the healthcare industry and related industries.

Due to the variations which Sirona has experienced in its quarterly operating results, it does not believe that period-to-period comparisons of results of operations of Sirona are necessarily meaningful or reliable as indicators of future performance.

Effective Tax Rate

Sirona’s effective tax rate may vary significantly from period to period. Various factors may have a favorable or unfavorable impact on our effective tax rate. These factors may include, but are not limited to, the actual distribution of profits across the different jurisdictions, tax planning initiatives, varying local tax rates, as well as the timing and deductibility of expenses for tax purposes. In August 2007 a new tax law was enacted in Germany which has been applicable since Sirona’s fiscal year 2008. The new law reduces corporate tax rates in Germany and resulted in a revaluation of the deferred tax liabilities and assets, providing the Company with a non-cash tax benefit of $45.6 million in fiscal 2007.

Results of Operations

The table below sets forth Sirona’s results of operations for the fiscal periods presented:

	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007
	$’000s (except for share amounts)
Revenue	$713,294	$757,111	$659,949
Cost of sales	367,152	411,489	355,475

Gross profit	346,142	345,622	304,474
Operating expenses/(income):
Selling, general and administrative expense	225,351	242,293	203,597
Research and development	40,631	48,744	46,945
Provision for doubtful accounts and notes receivable	763	824	217
Write off in-process research and development	—	—	—
Net other operating (income)/expenses	(5,689)	(10,000)	(162)

Operating income	85,086	63,761	53,877
Foreign currency transaction gain	(1,248)	(8,935)	(16,794)
Loss/(gain) on derivative instruments	151	6,660	169
Interest expense, net	22,497	26,795	28,166
Loss on debt extinguishment	—	—	21,145
Other expense/(income)	405	305	(586)

Income before taxes and minority interest	63,281	38,936	21,777
Income tax provision/(benefit)	9,297	9,337	(34,877)
Minority interest	629	160	185

Net income	$53,355	$29,439	$56,469

Net income per share
-basic	$0.97	$0.54	$1.03
-diluted	$0.96	$0.53	$1.02

Fiscal Year Ended September 30, 2009 compared to Fiscal Year Ended September 30, 2008

Revenue

Revenue for the fiscal year ended September 30, 2009 was $713.3 million, a decrease of $43.8 million, or 5.8%, as compared with the fiscal year ended September 30, 2008. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 1.3%. By segment, CAD/CAM Systems increased 3.4% (up 9.3% on a constant currency basis), Instruments decreased 9.1% (up 0.5% on a constant currency basis), Treatment Centers decreased 9.7% (flat on a constant currency basis), and Imaging Systems decreased 10.7% (down 5.4% on a constant currency basis).

All segments were impacted by the weak global economy, which resulted in a challenging environment for selling dental technology. In the current slowdown, we are seeing that some dentists are postponing investments in equipment. At the same time, they continue to demand innovative high tech products that improve their competitive position and increase their practice income; such products in general include CAD/CAM systems, digital imaging and Galileos 3D imaging systems. In fiscal 2009, revenues were positively impacted by our new product launches, particularly the CEREC AC and TENEO, orders from the bi-annual international trade show “IDS” and larger projects from non-U.S., non-European markets.

Dental CAD/CAM Systems segment revenue growth benefited from the strong global reception of our new acquisition unit CEREC AC. The CEREC AC trade-in program for existing CEREC users supported the growth.

Despite the weak economic environment, Sirona’s Treatment Center revenue was flat on a constant currency basis. The Treatment Centers segment benefited from the TENEO treatment center launch and strong business in non-U.S., non-European markets.

Instruments segment revenue increased 0.5% on a constant currency basis, also impacted by the weak economic conditions. Instruments benefited from strong hygiene product sales as well as larger projects in several non-U.S. markets.

Imaging segment revenues were impacted by pricing pressure and the weak economic environment. However, Sirona maintained and in many regions expanded its market share in the segment. 3D imaging systems sales showed a solid performance.

Revenue in the U.S. for the fiscal year ended September 30, 2009 was flat compared to prior year. This overall development was driven by strong CAD/CAM sales, which was offset by lower sales in other segments.

Revenue outside the U.S. decreased by 8.2%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 1.8%, with mixed results among the various countries. Revenue growth was particularly solid in Germany, Japan, Australia, and some other non-European markets. This solid growth was partly offset by declines in Spain, South Korea, Russia and the UK.

Revenue growth on a constant currency basis was mainly volume driven. Prices in general remained stable, with the exception of pricing pressure and product mix shifts particularly in the 2D and 3D panoramic imaging product lines.

Cost of Sales

Cost of sales for the fiscal year ended September 30, 2009 was $367.2 million, a decrease of $44.3 million, or 10.8%, as compared with the fiscal year ended September 30, 2008. Gross profit as a percentage of revenue was 48.5% compared to 45.7% in the prior year. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $66.1 million as well as non-cash option expense of $0.3 million for the fiscal year ended September 30, 2009, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $85.0 million and non-cash option expense of $0.7 million for the fiscal year ended September 30, 2008. Excluding these amounts, cost of sales as a percentage of revenue was 42.2% for the fiscal year ended September 30, 2009, compared with 43.1% for the fiscal year ended September 30, 2008, and therefore gross profit as a percentage of revenue was 57.8% compared to 56.9% in the prior year. The increase in gross profit margin was due to product and regional mix.

Gross profit margins were impacted by the fluctuations in the Euro/U.S. Dollar exchange rate, as the majority of expenses are Euro denominated. The gross profit margin for the Instrument, Imaging Systems and Treatment Center segments were at or below the prior year levels, while CAD/CAM Systems margins expanded. The Imaging Systems gross profit margin in fiscal year 2009 was the result of a favorable product mix offset by pricing pressure.

Selling, General and Administrative

For the fiscal year ended September 30, 2009, SG&A expense was $225.4 million, a decrease of $16.9 million, or 7.0%, as compared with the fiscal year ended September 30, 2008. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $4.0 million as well as non-cash option expense in the amount of $14.9 million for the fiscal year ended September 30, 2009, compared with $5.4 million and $13.8 million, respectively, for the fiscal year ended September 30, 2008. Excluding these amounts, as a percentage of revenue, SG&A expense decreased to 28.9% for the fiscal year ended September 30, 2009 as compared with 29.5% for the fiscal year ended September 30, 2008.

The decrease in SG&A was primarily due to the weaker Euro relative to the U.S. Dollar (as most of the expenses are Euro denominated), partially offset by increased expenses related to our expanded presence in Japan and Italy, and expenses for IDS. Fiscal year 2009 results benefited from short-term cost savings and deferral initiatives.

Research and Development

R&D expense for the fiscal year ended September 30, 2009 was $40.6 million, a decrease of $8.1 million, or 16.6%, as compared with the fiscal year ended September 30, 2008.

R&D expense included non-cash stock option expense in the amount of $0.5 million for the fiscal year ended September 30, 2009, compared with $1.0 million for the fiscal year ended September 30, 2008. Excluding this amount, as a percentage of revenue, R&D expense decreased to 5.6% for the fiscal year ended September 30, 2009, compared to 6.3% for the fiscal year ended September 30, 2008.

The decrease of the absolute R&D expense was primarily driven by the weaker Euro relative to the U.S. Dollar, as most R&D expenses were Euro denominated, and the timing of new product launches.

Net Other Operating Income and Restructuring Costs

Net other operating income for the fiscal year ended September 30, 2009, was $5.7 million, compared to $10.0 million for the fiscal year ended September 30, 2008. In both periods net other operating income included $10.0 million resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. See Note 14 to our consolidated financial statements included elsewhere in this report for further information about the Patterson exclusivity payment.

In the fiscal year ended September 30, 2009, net other operating income included a gain from the sale of a sales and service subsidiary of $3.9 million.

In December 2008, we announced certain actions to reduce operating costs and to improve the efficiency of our organization. These actions predominantly relate to overhead functions in Germany including increased automation of our processes, the optimization of the supply chain and increased efficiency in our administrative functions. For the fiscal year ended September 30, 2009, we incurred restructuring and other related costs of $8.2 million, consisting of employee severance pay and benefits and outside consulting fees directly related to the restructuring plan. Of these costs, $4.3 million have been paid in fiscal year 2009; the residual amount is expected to be paid in the first half of fiscal year 2010. No material increases in expenses or revenue reductions directly related to this plan are expected going forward. The Company anticipates annual cost savings from these initiatives to be approximately $10 million starting in fiscal year 2010. It is expected that these cost savings will impact future cost of goods sold in all segments, as well as SG&A and R&D expenses going forward.

The development of restructuring costs in the current fiscal year is presented in the following table:

	Provision at October 1, 2008	Restructuring Costs	Payments	Currency translation adjustment	Provision at September 30, 2009
	$’000s

Severance costs	$—	$4,825	$1,447	$282	$3,660
Consulting costs	—	3,383	2,851	49	581

Total	$—	$8,208	$4,298	$331	$4,241

Gain on Foreign Currency Transactions

Gain on foreign currency transactions for the fiscal year ended September 30, 2009 amounted to $1.2 million compared to a gain of $8.9 million for the fiscal year ended September 30, 2008. For fiscal 2009, the gain mainly included realized and unrealized foreign currency gains due to fluctuations of the U.S. Dollar/Euro and Yen/Euro exchange rate. Additionally, the fiscal 2009 gain included realized foreign currency gain and unrealized non-cash foreign currency gain of $1.5 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment and a non-cash unrealized foreign currency gain on the U.S. Dollar denominated short term intra-group loans to our German entities of $1.4 million.

The gain for the fiscal year ended September 30, 2008 included realized foreign currency gain and unrealized non-cash foreign currency gain of $1.4 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson´s exclusivity payment, as well as a non-cash foreign currency gain on the U.S. Dollar denominated short term intra-group loans to German entities of $0.6 million.

Loss on Derivative Instruments

The loss on derivative instruments for the fiscal year ended September 30, 2009, amounted to $0.1 million compared to a loss of $6.7 million for the fiscal year ended September 30, 2008. For the fiscal year ended September 30, 2009, the loss included an unrealized non-cash loss of $3.8 million on interest swaps, as well as an unrealized non-cash gain on foreign currency hedges of $3.7 million. The loss for the fiscal year ended September 30, 2008, included an unrealized non-cash loss of $2.1 million on interest swaps, as well as a non-cash loss on foreign currency hedges of $4.5 million.

Interest Expense

Net interest expense for the fiscal year ended September 30, 2009, was $22.5 million, compared to $26.8 million for the fiscal year ended September 30, 2008. This decrease resulted from variations in the U.S. Dollar/Euro exchange rates, lower interest rates and lower overall debt levels.

Other (Income) and Expenses

In August 2009, Luxco sold 8,625,000 shares pursuant to an underwritten secondary public offering. $0.4 million of costs were incurred by the Company pursuant to the terms of a registration rights agreement. For the fiscal year ended September 30, 2008, other expenses related to $0.3 million of real estate transfer taxes.

Income Tax Provision/(Benefit)

For the fiscal years ended September 30, 2009 and 2008, Sirona recorded a profit before income taxes and minority interest of $63.3 million and $38.9 million, respectively. The average actual effective tax rate for these years was 14.7% and 24.0%, respectively. The income tax provision for the fiscal years ended September 30, 2009 and 2008 was $9.3 million, in each year. The income tax provision for the fiscal year ended September 30, 2009 included credits of $1.6 million to adjust for prior year items. In addition, a lower level of non tax-deductible items in relation to pre-tax income positively impacted the effective tax rate for the fiscal year ended September 30, 2009.

Net Income

Sirona’s net income for the fiscal year ended September 30, 2009 was $53.4 million, an increase of $24.0 million, as compared with the fiscal year ended September 30, 2008. Major influencing factors on net income were the lower effective tax rate, the lower amortization of assets acquired in past business combinations, partially offset by restructuring expenses. The effective tax rate for fiscal year 2009 was 14.7%, down from 24.0% in fiscal 2008. Fiscal 2009 net income included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction - deal related amortization and depreciation) of $70.1 million ($59.8 million net of tax), unrealized, non-cash foreign currency gains on the deferred income from the Patterson exclusivity payment of $1.5 million ($1.3 million net of tax), gains on the revaluation of short-term intra-group loans of $1.4 million ($1.2 million net of tax) and restructuring expenses of $8.2 million ($7.0 million net of tax), and a gain on a sale of a subsidiary of $3.9 million ($3.3 million net of tax).

Sirona’s net income for the fiscal year ended September 30, 2008 included deal related amortization and depreciation of assets acquired in past business combinations of $90.4 million ($68.7 million net of tax), currency revaluation losses on the Patterson exclusivity payment of $1.4 million ($1.1 million after tax) and a gain on the revaluation of short-term intra-group loans of $0.6 million ($0.5 million net of tax).

Option expense was $15.7 million ($13.4 million net of tax) in fiscal 2009, compared to $15.6 million ($11.9 million net of tax) in fiscal 2008.

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

Dental CAD/CAM Systems segment revenue growth was favorably impacted by the positive reception of our new MC XL milling machine in the market place. MC XL trade-in programs for the existing CEREC users contributed positively to the revenue growth.

The Imaging Systems segment development was attributable to the continued adoption of digital radiography and sales of GALILEOS, the 3D digital panoramic imaging unit.

Revenue growth in all segments was mainly volume driven. Prices in general remained stable, with some pricing pressure in the panoramic imaging product lines.

The regional development demonstrates that Sirona continues to benefit from its geographical diversification. Revenue in the U.S. for the fiscal year ended September 30, 2008 increased by 2.4% compared to the prior year, whereas revenue growth outside of the U.S. was 20.7%. On a constant currency basis adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, revenue in the rest of the world increased by 7.0%. This performance was primarily due to Sirona’s expanded presence in Japan, Australia, Spain and Italy as well as strong sales in Russia and France.

Cost of Sales

Cost of sales for the fiscal year ended September 30, 2008 was $411.5 million, an increase of $56.0 million, or 15.8%, as compared with the fiscal year ended September 30, 2007. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $85.0 million as well as non-cash option expense of $0.7 million for the fiscal year ended September 30, 2008, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $74.5 million and non-cash option expense of $0.9 million for the fiscal year ended September 30, 2007. Excluding these amounts, gross profit, as a percentage of revenue, decreased by 0.7 percentage points to 56.9% in fiscal 2008 from 57.6% in the prior year.

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

Selling, General and Administrative

For the fiscal year ended September 30, 2008, SG&A expense was $242.3 million, an increase of $38.7 million, or 19.0%, as compared with the fiscal year ended September 30, 2007. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $5.4 million as well as non-cash option expense in the amount of $13.8 million for the fiscal year ended September 30, 2008, compared with $3.9 million and $12.3 million, respectively, for the fiscal year ended September 30, 2007. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 29.5% for the fiscal year ended September 30, 2008 as compared with 28.4% for the fiscal year ended September 30, 2007.

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

R&D expense included non-cash stock option expense in the amount of $1.0 million for the fiscal year ended September 30, 2008, compared with $1.3 million for the fiscal year ended September 30, 2007. Excluding this amount, as a percentage of revenue, R&D expense decreased to 6.3% for the fiscal year ended September 30, 2008, compared to 6.9% for the fiscal year ended September 30, 2007.

The increase of the absolute R&D expense was primarily driven by the strengthening of the Euro relative to the U.S. Dollar, as most R&D expenses were Euro denominated.

Net Other Operating Income

Net other operating income in the amount of $10.0 million for the fiscal year ended September 30, 2008, and $0 for the fiscal year ended September 30, 2007, respectively, result from the amortization of the deferred income relating to the Patterson exclusivity payment. See Note 14 to our consolidated financial statements included elsewhere in this document for more information.

Gain on Foreign Currency Transactions

Gain on foreign currency transactions for the fiscal year ended September 30, 2008 amounted to $8.8 million compared to a gain of $16.8 million for the fiscal year ended September 30, 2007. For the fiscal year ended September 30, 2008 the gain mainly included realized and unrealized foreign currency gains due to fluctuations of the U.S. Dollar/Euro and Yen/Euro exchange rate. Furthermore, the gain included realized foreign currency gain and unrealized non-cash foreign currency gain of $1.4 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson´s exclusivity payment, as well as a non-cash foreign currency gain on the U.S. Dollar denominated short term intra-group loans to German entities of $0.6 million.

The gain for the fiscal year ended September 30, 2007 included a foreign currency gain upon the repayment of the U.S. Dollar denominated bank debt of $3.9 million, an unrealized non-cash foreign currency gain of $11.3 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson´s exclusivity payment, as well as a non-cash foreign currency gain on the U.S. Dollar denominated short term intra-group loans to German entities of $6.6 million.

Loss/(Gain) on Derivative Instruments

The loss on derivative instruments for the fiscal year ended September 30, 2008 amounted to $6.7 million compared to a loss of $0.2 million for the fiscal year ended September 30, 2007. For the fiscal year ended September 30, 2008 the loss included an unrealized non-cash loss of $2.1 million on interest swaps, as well as an unrealized non-cash loss on foreign currency hedges of $4.5 million. The loss for the fiscal year ended September 30, 2007 included an unrealized non-cash loss of $1.7 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $(1.5) million.

Interest Expense

Net interest expense for the fiscal year ended September 30, 2008 was $26.8 million, compared to $28.2 million for the fiscal year ended September 30, 2007. This decrease was primarily due to lower LIBOR and EURIBOR rates.

Debt Extinguishment

The retirement of the borrowings under the Company’s previous credit facilities, the senior syndicated loan tranches A, B and C, and the mezzanine loan facility was accounted for as a debt extinguishment in accordance with ASC 405-20, Liabilities – Extinguishment of Liabilities. The unscheduled repayment of the mezzanine facility by the Company resulted in a prepayment fee of $1.2 million (Euro 0.9 million). In addition, $19.9 million of unamortized debt issue costs relating to the previous credit facilities were written off. As a result, a loss on debt extinguishment totaling $21.1 million was recognized in the fiscal year ended September 30, 2007.

Income Tax Provision/(Benefit)

For the fiscal years ended September 30, 2008 and 2007, Sirona realized a profit before income taxes and minority interest of $38.9 million and $21.8 million, respectively. The average actual effective tax rate for these years was 24% and 35%, which would result in a provision of $9.3 million and $7.6 million, respectively. The income tax provision for the fiscal year ended September 30, 2008 was $9.3 million and the income tax benefit for the fiscal year ended September 30, 2007 was $(34.9) million. The tax benefit for the fiscal year ended September 30, 2007 resulted mainly from non-cash revaluations of deferred tax assets and liabilities resulting from an enacted tax rate reduction in Germany. These non-cash revaluations of deferred tax assets and liabilities totaled $(45.6) million.

Net Income

Sirona’s net income for the fiscal year ended September 30, 2008 was $29.4 million, a decrease of $(27.1) million, as compared with the fiscal year ended September 30, 2007. As described above, Sirona’s net income in 2007 was significantly impacted by the tax benefit of $(34.9) million, mainly resulting from the tax rate change in Germany, which reduced net deferred tax liabilities by $45.6 million. In addition, losses of $21.1 million were recorded on debt extinguishment (i.e. $13.7 million, net of taxes of $7.4 million) in fiscal year 2007. Other major impacts result from past business combinations (i.e. the Exchange and the MDP transaction). For the fiscal year ended September 30, 2008, amortization and depreciation expense resulting from the step-up of fair values of intangible and tangible assets related to the Exchange and MDP Transaction impacted net income by $90.4 million (i.e. $68.7 million, net of taxes of $21.7 million) as compared to $78.3 million (i.e. $50.9 million, net of taxes of $27.4 million) in the prior year. Furthermore, stock option expense was recorded in the amount of $15.6 million (i.e. $11.8 million, net of taxes of $3.7 million) as compared to $14.4 million (i.e. $9.4 million, net of taxes of $5.0 million) in the prior year. Fiscal year 2008 net income was also impacted by lower foreign currency transaction gains and higher losses on derivative instruments as compared to the prior year.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to consolidated adjusted EBITDA (“Consolidated Adjusted EBITDA”) of no more than 2.50 to 1, and a cash interest coverage ratio (“Cash Interest Cover Ratio”) of consolidated adjusted EBITDA to cash interest costs of 4.00 to 1 or greater. The Company is required to test its ratios as of September 30 and March 31. As calculated in accordance with the Senior Facilities Agreement, the following table presents the Company’s actual Debt Cover Ratio and Cash Interest Cover Ratio, and their respective components, for required testing periods in fiscal year 2009:

	Year Ended September 30 2009	LTM March 31 2009
	$’000s

Consolidated Total Net Debt	$294.2	$362.9

Cash Interest Costs	$18.8	$27.7

Consolidated Adjusted EBITDA	$200.5	$179.9

Debt Cover Ratio	1.47	2.02
as set by covenants (less than or equal to)	2.50	2.75

Cash Interest Cover Ratio	10.69	6.49
as set by covenants (greater than or equal to)	4.00	4.00

“Consolidated Adjusted EBITDA” means for the relevant period: the consolidated income before taxes from ordinary activities plus: (i) any consolidated net finance charges; (ii) any items treated as exceptional or extraordinary items, (iii) any realized or unrealized gains or losses with respect to borrowings due to movements in exchange rates occurring during such period to the extent the same has not resulted in a cash receipt or payment; (iv) any refinancing costs related to the senior facility and the Company’s former mezzanine facility and any costs related to the 2005 acquisition by MDP; (v) any amount attributable to the amortization of refinancing costs or costs of intangible assets or the depreciation of tangible assets and current assets or write off of research and development currently in progress incurred in connection with purchase price accounting (fair market value adjustments/step-up); (vi) option or similar non-cash expenses; and (vii) any non-recurring costs and expenses incurred in order to ensure compliance with Sarbanes-Oxley Act of 2002, less (i) the amount of any profit (and adding the loss) attributable to minority interests; and (ii) the amount of any profit of any investment or entity (which is not itself a member of the consolidated group) to the extent that the amount of such profit exceeds the amount received in cash. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Senior Facilities Agreement, to EBITDA and net income for the 12 months ended September 30, 2009 (in thousands). The measure Consolidated Adjusted EBITDA presented below is calculated in a different manner than EBITDA, presented elsewhere in this MD&A.

	Year Ended September 30 2009	LTM March 31 2009
	$’000s

Income before taxes and minority interest	$63,281	$7,970
Consolidated Net Finance Charge	21,299	23,795
Exceptional or Extraordinary items (restructuring costs)	8,208	2,770
Non-cash gains or losses due to movements in exchange rates - unrealized	-2,862	24,973
Refinancing Costs and Acquisition Costs	1,197	1,256
Profit/Loss attributable to minority interests	-629	-413
Depreciation/Amortization	91,596	100,859
Pension interest costs	2,644	2,681
Option or similar non-cash expenses	15,726	16,021

Consolidated Adjusted EBITDA	$200,460	$179,912

Cash Flows

	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007
	$’000s

Net cash provided by operating activities	$119,899	$94,685	$79,175
Net cash used in investing activities	(15,962)	(36,794)	(37,531)
Net cash used in financing activities	(78,418)	(8,538)	(29,588)

Increase in cash during the period	$25,519	$49,353	$12,056

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation. Net cash provided by operating activities was $119.9 million for fiscal year 2009 compared to $94.7 million for fiscal year 2008, and $79.2 million for fiscal year 2007. The primary contributing factors to the increase in cash provided by operating cash flows in fiscal year 2009 were (i) increase in operating income, partly off-set by restructuring expenses payments; (ii) income tax refunds for prior periods in the amount of $10.8 million; and (iii) lower interest payments, driven by lower debt and lower interest rates. Net cash provided by operating activities for fiscal years 2008 and 2007 was impacted by (i) income tax payments for the fiscal year and for prior years in the amount of $43.1 million and $41.7 million in fiscal year 2008 and fiscal year 2007, respectively; and (ii) accreted interest paid on the repayment of debt in connection with the refinancing in November 2006 in the amount of $8.6 million in fiscal year 2007.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions and long-lived asset disposals. The primary contributors to the investing cash outflow in the periods presented are capital expenditures in the course of normal operating activities and the cash effect from the sale of a subsidiary in fiscal year 2009 and two acquisitions in fiscal year 2007.

Net cash used in investing activities was $16.0 million for the fiscal year ended September 30, 2009, compared to $36.8 million for the fiscal year ended September 30, 2008, and $37.5 million for the fiscal year ended September 30, 2007. The primary contributors to the investing cash outflow in fiscal year 2009 were (i) investments in special tools and software developed for sale, related to product launches, partially offset by (ii) proceeds from the sale of a sales and service subsidiary in Spain; the primary contributors in 2008 were investments in special tools and software developed for sale, related to product launches; the primary contributors in 2007 were (i) investments in special tools and software developed for sale, related to product launches, (ii) leasehold improvements for the Company’s new office building in Bensheim, and (iii) the acquisition of an imaging systems manufacturer and a sales and service company with $10.5 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $78.4 million for the fiscal year ended September 30, 2009, compared to net cash used in financing activities of $8.5 million for the fiscal year ended September 30, 2008 and net cash used in financing activities of $29.6 million for the fiscal year ended September 30, 2007. Net cash used in financing activities in fiscal 2009 relates mainly to the prepayment of the senior debt tranche originally scheduled for fiscal 2010. Net cash used in financing activities in fiscal 2008 related mainly to the repayment of the revolving credit facility of the Company. Net cash used in financing activities in fiscal 2007 reflected the refinancing of the Company’s prior credit facilities as of November 24, 2006 and the utilization of the Company’s revolving credit facility in the period.

Sirona believes that its operating cash flows and available cash (including restricted cash), together with its long-term debt borrowings, will be sufficient to fund its working capital needs, research and development expenses, anticipated capital expenditures, and debt service requirements for the foreseeable future.

Other Financial Data:

	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007
	$’000s
Net income	$53,355	$29,439	$56,469
Net interest expense	22,497	26,795	28,166
Provision/(benefit) for income taxes	9,297	9,337	(34,877)
Depreciation	20,110	17,744	14,646
Amortization	71,486	91,649	78,994

EBITDA	$176,745	$174,964	$143,398

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

In addition to EBITDA, the accompanying financial tables also set forth certain supplementary information that Sirona believes is useful for investors in evaluating Sirona’s underlying operations. This supplemental information includes gains/losses recorded in the periods presented which relate to the early extinguishment of debt, share based compensation, revaluation of the U.S. Dollar-denominated exclusivity payment and borrowings where the functional currency is the Euro, and the Exchange. Sirona’s management believes that these items are either nonrecurring or non-cash in nature, and should be considered by investors in assessing Sirona’s financial condition, operating performance and underlying strength.

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

Supplemental Information

	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007
	$’000s

Loss on debt extinguishment	$—	$—	$21,145
Share-based compensation	15,726	15,556	14,400
Unrealized, non-cash (gain) on revaluation of the carrying value of the $-denominated exclusivity fee	(1,482)	(1,424)	(11,274)
Foreign currency exchange (gain) on the early extinguishment of $-denominated bank debt	—	—	(3,885)
Unrealized, non-cash (gain) on revaluation of the carrying value of short-term intra-group loans	(1,380)	(565)	(6,572)

	$12,864	$13,567	$13,814

Long-term debt

Senior Facilities Agreement

On November 22, 2006, Sirona Dental Systems, Inc. entered into a senior facilities agreement (the “Senior Facilities Agreement”) as original guarantor, with Schick Technologies, Inc., a New York company and wholly owned subsidiary of Sirona (“Schick NY”), as original borrower and original guarantor, with Sirona Dental Systems GmbH, as original borrower and original guarantor, with Sirona Dental Services GmbH, as original borrower and original guarantor and with Sirona Dental Systems LLC, Sirona Holding GmbH (subsequently merged with Sirona Dental Services GmbH) and Sirona Immobilien GmbH as original guarantors. Initial borrowings under the Senior Facilities Agreement plus excess cash were used to retire the outstanding borrowings under the Company’s previous credit facilities.

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

Each of the senior term loans has a five year maturity and is to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. At the Company’s current Debt Cover Ratio, the facilities bear interest of Euribor, for Euro-denominated loans, and Libor for the other loans, plus a margin of 55 basis points for both.

The Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from November 24, 2007 onwards, the applicable margin will vary between 90 basis points and 45 basis points per annum according to the Company’s leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement). Interest rate swaps have been established for 66.6% of the interest until March 2010. As a result of the prepayment of the first senior debt tranche in May 2009, the percentage increased to 77.2%. The interest rate swaps fix the LIBOR or EURIBOR element of interest payable on 77.2% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period range from 3.50% to 5.24%. Settlement of the swaps is required on a quarterly basis.

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

Contractual Obligations and Commercial Commitments

The following table summarizes contractual obligations and commercial commitments as of September 30, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$’000s

Long-term debt	$473,005	$2,781	$470,224	$—	$—
Operating lease obligations	52,872	8,930	14,298	8,630	21,014
Pension	26,740	2,524	4,965	4,938	14,313
Purchase commitments	46,938	—	46,938	—	—

Total	$599,555	$14,235	$536,425	$13,568	$35,327

The amounts disclosed above include capitalized interest of $1.7 million on long-term debt.

Off-Balance Sheet Arrangements

In July 2005, Sirona entered into a sale and leaseback agreement regarding unused land on the Bensheim site of Sirona in Germany. The land was sold for Euro 0.9 million ($1.3 million at the U.S. Dollar/Euro exchange rate of September 30, 2009) to an unrelated property development company, who constructed an office building based on Sirona’s specifications on the site. Sirona leases the building from the property development company through an 18-year lease. Rental payments started in April 2007 when the building was ready for occupancy. Under the terms of the lease, rent is fixed at Euro 1.2 million ($1.8 million at the U.S. Dollar/Euro exchange rate of September 30, 2009) per annum until 2013. After 2013, rent is subject to adjustment according to an inflation index. The land remains an asset on Sirona’s balance sheet and the building has been accounted for as an operating lease.

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

Revenue Recognition

Revenue, net of related discounts and allowances, is recognized when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectability is reasonably assured and title and risk of loss has passed to customers based on the shipping terms. Returns of products, excluding warranty related returns, are infrequent and insignificant. Revenue related to products that contain software that is more than incidental to the product is recognized in accordance with ASC 985-605, Software – Revenue Recognition. For orders which contain one or more elements to be delivered at a future date, but do not include software that is more than incidental to the other elements, the Company recognizes revenue in accordance with ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. For revenue on certain CEREC units recognized in accordance with both ASC 985-605 and ASC 605-25, the Company allocates revenues between the various elements using the relative fair value method because vendor-specific objective evidence of fair value (“VSOE”) exists for all elements. Under the relative fair value method, as applied by the Company, the revenue is allocated between the elements of the arrangement in proportion to the VSOE of each element. The revenue allocated to the service contract is deferred until the service is provided. For revenue on certain GALILEOS units recognized in accordance with both ASC 985-605 and ASC 605-25, the Company allocates revenues between the various elements using the residual method because VSOE exists for the undelivered service contract but does not exist for the delivered product. Under the residual method, as applied by the Company, the revenue is allocated first to the undelivered elements based on VSOE and the residual contract amount is then allocated to the delivered element. The revenue allocated to the service contract is deferred until the service is provided.

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

The Company offers discounts to its distributors if certain conditions are met. Discounts and allowances are primarily based on the volume of products purchased or targeted to be purchased by the individual customer or distributor, but may also be involved in trade-in programs. Discounts are deducted from revenue at the time of sale or when the discount is granted, whichever is later. The Company estimates volume discounts based on the individual customer’s historical and estimated future product purchases.

Amounts received from customers in advance of product shipment are classified as deferred income until the revenue can be recognized in accordance with the Company’s revenue recognition policy.

Pensions and 401(k) Plan

The Company has defined benefit and defined contribution pension plans and an early retirement plan.

As of September 30, 2007, the Company adopted the recognition provisions of ASC 715-30, Compensation-Retirement Benefits – Defined Benefit Plans-Pension. Upon adoption, Sirona recognized as an adjustment to accumulated other comprehensive income the funded status of its benefit plans, measured as the difference between the fair value of plan assets and benefit obligations as of September 30, 2007, net of related tax effects. Beginning in fiscal 2008, Sirona recognizes changes in the funded status of its benefit plans, not yet recognized in the income statement, in other comprehensive income until they are amortized as a component of net periodic benefit cost.

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

The key assumption used in the actuarial calculations for the defined benefit pension plans is the selection of the appropriate discount rate. The discount rate has been selected by reference to market interest rates. The discount rate used reflects the rates available on high quality fixed income investment of appropriate duration at the measurement dates of each year. Fluctuations in market interest rates could impact the amount of pension expense recorded for these plans. The discount rate assumption changed from 6.00% at September 30, 2008 to 5.50% at September 30, 2009, thereby affecting the amount of pension expense recorded during each period.

Plan assets consist of contributions made by Sirona to a pension support fund of an insurance company, the custodian, which in turn invests these contributions. The insurance company guarantees the employees the investments will generate a minimum return of 3.25%. The plan assets are invested in equity securities (30.3%), fixed income securities (55.6%) and other assets (14.1%).

As of September 30, 2008, there were actuarial gains that are amortized through the corridor approach method during the years of service remaining beginning fiscal year 2009. The reasons for the appearance of these gains are the increase of the retirement age in Germany and the increase of the discount rate.

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

Income Taxes

Sirona recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Sirona regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, as necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If Sirona is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, it could be required to increase its valuation allowance against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on operating results. As of September 30, 2009, Sirona had recorded valuation allowances against its deferred tax assets in the amount of $4.7 million. Further information on income taxes is provided in Note 10 to the consolidated financial statements appearing elsewhere in this report.

Effective at the beginning of 2008, the Company adopted the provisions of ASC 740, Income Taxes. Further information may be found in Note 10, “Income Taxes” in the Notes to Consolidated Financial Statements of this Form 10-K.

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that the Company determines all or part of the net deferred tax assets are not realizable in the future, the Company will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of ASC 740 and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

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

Impairment of Indefinite-Lived Assets

Sirona tests goodwill for impairment annually on September 30 by comparing the fair value of its reporting units to their carrying values. We regard our reporting units to be our operating segments (Dental CAD/CAM Systems, Imaging Systems, Treatment Centers, and Instruments). Goodwill has been allocated to reporting units for impairment testing. Goodwill may be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying amount of a reporting unit exceeds its fair value, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment. In this second step, a fair value exercise similar to a business combination would be performed where the individual identifiable assets and liabilities of the reporting unit are valued at fair value with the difference between the fair value of the reporting unit being the implied fair value of goodwill. The Company uses a discounted future cash flow model to estimate reporting unit fair value. Significant assumptions in our discounted cash flow model include discount rate, revenue and profit margin growth and terminal growth rates. Although we believe our judgments, estimates and assumptions used in determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.

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

The following discussion should be read in conjunction with Notes 2 and 13 to Sirona’s audited consolidated financial statements appearing elsewhere in this report, which provide further information on Sirona’s derivative instruments.

Interest Rate Sensitivity

To reduce the exposure associated with Sirona’s variable rate debt, Sirona entered into interest rate swap agreements in 2006 that limit the variable rate for a substantial portion of the debt terms (i.e. through March 2010). See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Long-term debt” for further details.

As of September 30, 2009, the interest rate swaps had notional amounts of $363.0 million and a negative fair value of $(6.5) million. The variable benchmark interest rates associated with these instruments ranged from 3.5% to 5.24%. A hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased the interest expense for the fiscal year ended September 30, 2009, by approximately $1.5 million.

Exchange Rate Sensitivity

The Euro is the functional currency for the majority of Sirona’s subsidiaries, including its German operations, which are the primary sales and manufacturing operations of Sirona. Sales from other Sirona operations are denominated in various foreign currencies. Sales in Euro, U.S. Dollar and other currencies represented 50.2%, 34.9% and 14.9%, respectively, of total sales for fiscal 2009. In order to hedge portions of the transactional exposure to fluctuations in exchange rates between the U.S. Dollar and the Euro, based on forecasted and firmly committed cash flows, Sirona enters into forward foreign currency (different from functional currency) contracts. These forward foreign currency contracts are intended to protect Sirona against the short-term effects of changes in the exchange rates. Sirona does not apply hedge accounting to these forward foreign currency contracts.

The table below provides information, as of September 30, 2009, about receivables and derivative financial instruments by functional currency and presents such information in U.S. Dollars, which is Sirona’s reporting currency. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates. The estimated fair value of receivables is considered to approximate their carrying value because receivables have a short maturity. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

As of September 30, 2009	Expected Maturity Date
	2009	2010	2011	2012	2013	Beyond 2013	Total	Fair Value
				$’000s
Receivables:
U.S. Dollar	$32,791	$—	—	—	—	—	$32,791	$32,791
Japanese Yen	9,118	—	—	—	—	—	9,118	9,118
Australian Dollar	2,929	—	—	—	—	—	2,929	2,929
Danish Krone	1,414	—	—	—	—	—	1,414	1,414
Chinese Yuan Renminbi	705	—	—	—	—	—	705	705
UK Sterling	220	—		—	—	—	220	220

	$47,177	$—	—	—	—	—	$47,177	$47,177

Forward Exchange Contracts:
U.S. Dollar notional amount	$58,326	—	—	—	—	—	$58,326	$1,355
Average contract exchange rate	$1.4317	—	—	—	—	—	—	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included as a separate section of this Annual Report on Form 10-K, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2009. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, management believes that, as of September 30, 2009, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm, which audited the Company’s financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. Please see attestation report on page F-3.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements, See Index to Financial Statements on Page F-1

(b) The following Exhibits are included in this report:

Exhibit No.	Item Title

2.1	Exchange Agreement, by and among Sirona Holdings Luxco S.C.A, Blitz 05-118 GmbH and Schick Technologies, Inc., dated September 25, 2005 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on September 26, 2005)

2.2	Amendment No. 1 to Exchange Agreement, dated May 11, 2006 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 16, 2006)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-33731, filed on June 30, 1997)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 20, 2006)

3.3	Bylaws of the Company effective as of November 1, 2005 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on March 8, 2006)

4.1	Form of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-153092, filed on August 20, 2008)

10.1	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on July 13, 2001)†

10.2	Amendment to 1996 Employee Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on May 16, 2006)†

10.3	1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on June 18, 2003)†

10.4	Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on January 26, 2007)†

10.5	Form of Stock Option Notice under Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference to Form 8-K filed on February 28, 2007)†

10.6	Distributorship Agreement, dated April 6, 2000, by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed on June 29, 2000)**

10.7	Amendment No. 1 to Distributorship Agreement, dated July 1, 2005 by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.1 to Form 10-Q/A, filed on March 24, 2006)**

10.8	Consulting and Non-Competition Agreement between Schick Technologies, Inc. and David B. Schick, dated May 7, 2004 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)

10.9	Transaction Services Agreement by and between Blitz F04-506 GmbH, Sirona Dental Services GmbH & Co KG, Sirona Dental Systems GmbH, MDP IV Offshore GP, LP and Harry M. Jansen Kraemer, Jr., dated July 6, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed on December 11, 2006)

10.10	Registration Agreement between the Company and Luxco, dated as of June 20, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)

10.11	Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 20, 2006 (incorporated by reference to Form 8-K filed on June 14, 2006)†

10.12	Employment Agreement between the Company and Michael Stone, dated as of June 20, 2006 (incorporated by reference to Form 8-K filed on June 14, 2006)†

10.13	Transition and Severance Agreement between the Company and Zvi Raskin, dated as of June 14, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)†

10.14	Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Jost Fischer, dated as of January 25, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed on August 9, 2006)†

10.15	Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Simone Blank, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed on August 9, 2006)†

10.16	Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Theo Haar, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.7 to Form 10-Q, filed on August 9, 2006)†

10.17	Consolidated and Restated Amendment to Distributorship Agreement between Sirona Dental Systems GmbH and Patterson Companies, Inc. (incorporated by reference to Exhibit 10.8 to Form 10-Q, filed on August 9, 2006)**

10.18	Senior Facilities Agreement (incorporating amendments made on December 5, 2006 and January 19, 2007) among Sirona Dental Systems, Inc., Schick Technologies, Inc., Sirona Dental Systems GmbH, Sirona Dental Services GmbH, Sirona Dental Systems LLC, Sirona Holding GmbH, Sirona Immobilien GmbH, J.P. Morgan PLC, UBS Limited, JPMorgan Chase Bank, N.A., and J.P. Morgan Europe Limited, dated November 22, 2006 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed May 10, 2007)

10.19	Description of the Sirona Dental Systems, Inc. EVA Plan (incorporated by reference to Exhibit 10.18 to Form 10-K, filed December 4, 2008)†

10.20	Employment Agreement between Schick Technologies, Inc. and Jeffrey T. Slovin, dated June 9, 2004 (superseded by the employment agreement dated June 20, 2006 (the “2006 employment agreement”) incorporated by reference as Exhibit 10.10 to this Form 10-K, except for the bonus information contained in Section IV referenced in the 2006 employment agreement)†

10.21	Company’s 2008 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 8, 2008)†

10.22	Company’s 2009 Executive Bonus Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on December 4, 2008)†

10.23	Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Jost Fischer, dated as of December 2, 2008 (superseding an Executive Service Agreement between Sirona Dental GmbH and Jost Fischer, dated as of October 10, 2007, which superseded the Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Jost Fischer, dated as of January 25, 2002) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed on December 4, 2008)†

10.24	Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Simone Blank, dated as of December 2, 2008 (superseding an Executive Service Agreement between Sirona Dental GmbH and Simone Blank, dated as of October 1, 2007, which superseded the Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Simone Blank, dated as of June 27, 2001) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed on December 4, 2008)†

10.25	Amendment to Employment Agreement, dated as of December 2, 2008, between the Company and Jeffrey T. Slovin (amending the Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 14, 2006 and superseding the Employment Agreement between the Company and Jeffrey T. Slovin dated as of June 9, 2004) (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed on December 4, 2008)†

10.26	Sirona Dental Systems, Inc. Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 3, 2009)†

10.27	Schick Technologies, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to Form 8-K, filed March 3, 2009)†

10.28	Renewal Letter Agreement, dated as of May 4, 2009, between Sirona Dental Services GmbH, a corporation organized under the laws of Germany (“Sirona GmbH”) and Sirona Holdings Luxco S.C.A., a société en commandite par actions organized under the laws of the Grand Duchy of Luxembourg (“Luxco”), to the Advisory Services Agreement dated October 1, 2005 between Sirona GmbH and Luxco, together with the Assignment and Assumption Agreement dated May 4, 2009 among Sirona GmbH, Sirona Dental Systems, Inc. and Luxco (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed May 5, 2009)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)

16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission confirming statements made about it by Company in connection with changes to the Company’s certifying accountant (incorporated by reference to Exhibit 16.1 to Form 8-K, filed June 26, 2006)

21.1	List of Subsidiaries of Company*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

†	Compensatory plan or arrangement
*	Filed herewith
**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 4, 2009

SIRONA DENTAL SYSTEMS, INC.

By:	/S/ JOST FISCHER
Chairman, President and Chief Executive Officer
Jost Fischer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ JOST FISCHER	Chairman of the Board and Director, President and	December 4, 2009
Jost Fischer	Chief Executive Officer (Principal Executive Officer)

/S/ SIMONE BLANK	Executive Vice President, Chief Financial Officer and	December 4, 2009
Simone Blank	Director (Principal Financial and Accounting Officer)

/S/ NICHOLAS W. ALEXOS	Director	December 4, 2009
Nicholas W. Alexos

/S/ DAVID BEECKEN	Director	December 4, 2009
David Beecken

/S/ WILLIAM K. HOOD	Director	December 4, 2009
William K. Hood

/S/ ARTHUR D. KOWALOFF	Director	December 4, 2009
Arthur D. Kowaloff

/S/ HARRY M. JANSEN KRAEMER, JR.	Director	December 4, 2009
Harry M. Jansen Kraemer, Jr.

/S/ TIMOTHY D. SHEEHAN	Director	December 4, 2009
Timothy D. Sheehan

/S/ JEFFREY T. SLOVIN	Director	December 4, 2009
Jeffrey T. Slovin

/S/ TIMOTHY P. SULLIVAN	Director	December 4, 2009
Timothy P. Sullivan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sirona Dental Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2009 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirona Dental Systems, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 4, 2009 expressed an unqualified opinion on the effectiveness of Sirona Dental Systems, Inc.’s internal control over financial reporting.

KPMG AG Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany

December 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sirona Dental Systems, Inc.:

We have audited Sirona Dental Systems, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirona Dental Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sirona Dental Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2009, and our report dated December 4, 2009 expressed an unqualified opinion on those financial statements.

KPMG AG Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany

December 4, 2009

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Financial Statement Notes	September 30, 2009	September 30, 2008
	$’000 (except per share amounts)
ASSETS

Current assets
Cash and cash equivalents		$181,098	$149,663
Restricted cash		902	934
Accounts receivable, net of allowance for doubtful accounts of $2,088 and $1,741, respectively	6	98,277	80,319
Inventories, net	7	74,525	77,733
Deferred tax assets	10	16,483	12,199
Prepaid expenses and other current assets		20,239	21,407
Income tax receivable	10	3,956	12,505

Total current assets		395,480	354,760

Property, plant and equipment, net of accumulated depreciation and amortization of $70,061 and $47,992, respectively	8	102,775	100,134
Goodwill	9	696,355	683,075
Investments		1,739	1,584
Intangible assets, net of accumulated amortization of $327,183 and $246,539, respectively	9	447,946	514,601
Other non-current assets		2,837	3,661
Deferred tax assets	10	943	1,190

Total assets		$1,648,075	$1,659,005

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		$38,463	$39,803
Short-term debt and current portion of long-term debt	12	4,688	9,093
Income taxes payable	10	5,191	4,544
Deferred tax liabilities	10	466	1,650
Accrued liabilities and deferred income	11	95,602	85,309

Total current liabilities		144,410	140,399

Long-term debt	13	470,224	544,350
Deferred tax liabilities	10	159,659	174,420
Other non-current liabilities		8,699	11,489
Pension related provisions	19	50,328	47,378
Deferred income	14	70,000	80,000

Total liabilities		903,320	998,036

Minority interest		1,317	626

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		—	—
Common stock ($0.01 par value; 95,000,000 shares authorized: 54,883,988 and 54,865,995 shares issued and outstanding)		550	549
Additional paid-in capital		637,264	620,732
Treasury Stock (27,723 at cost)		(284)	—
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		91,857	38,502
Accumulated other comprehensive income	5	63,154	49,663

Total shareholders’ equity		743,438	660,343

Total liabilities, minority interest and shareholders’ equity		$1,648,075	$1,659,005

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Financial Statement Notes	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007
		$’000 (except per share amounts)
Revenue		$713,294	$757,111	$659,949
Cost of sales		367,152	411,489	355,475

Gross profit		346,142	345,622	304,474

Selling, general and administrative expense		225,351	242,293	203,597
Research and development		40,631	48,744	46,945
Provision for doubtful accounts and notes receivable		763	824	217
Net other operating (income) and restructuring costs	20	(5,689)	(10,000)	(162)

Operating income		85,086	63,761	53,877

Foreign currency transactions (gain), net		(1,248)	(8,935)	(16,794)
Loss on derivative instruments		151	6,660	169
Interest expense, net	18	22,497	26,795	28,166
Loss on debt extinguishment		—	—	21,145
Other expense/(income)		405	305	(586)

Income before taxes and minority interest		63,281	38,936	21,777

Income tax provision/(benefit)		9,297	9,337	(34,877)
Minority interest		629	160	185

Net income		$53,355	$29,439	$56,469

Income per share
- Basic	15	$0.97	$0.54	$1.03
- Diluted	15	$0.96	$0.53	$1.02
Weighted average shares - basic		54,879,417	54,797,493	54,701,997
Weighted average shares - diluted		55,397,614	55,287,095	55,538,462

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common share capital	Amount of common shares issued	Additional paid-in capital	Treasury Stock	Excess of purchase price over predecessor basis	Retained earnings/ (accumulated deficit)	Accumulated other comprehensive income	Total
	$’000s (except for amount of common shares issued)

Balances as of September 30, 2006	546	54,608,134	582,447	—	(49,103)	(47,406)	1,362	487,846

Issuance of common stock upon excercise of options	2	159,384	1,392		—	—	—	1,394
Retirement of common stock		(2,233)
Purchase of treasury stock (cost)		—		—				—
Stock compensation	—		14,400		—	—	—	14,400
Tax benefit of stock options exercised	—		5,331		—	—	—	5,331

Comprehensive income:
Net income	—		—		—	56,469	—	56,469
Cumulative translation adjustment	—		—		—	—	34,476	34,476

Unrecognized elements of pension cost, net of tax	—		—		—	—	4,534	4,534

Total comprehensive income	—		—	—	—	56,469	39,010	95,479

Adjustment to initially apply ASC 715-30, net of tax	—		—	—	—	—	4,616	4,616

Balances as of September 30, 2007	$548	54,765,285	$603,570	$—	$(49,103)	$9,063	$44,988	$609,066

Issuance of common stock upon excercise of options	1	100,710	1,024		—	—	—	1,025
Retirement of common stock
Purchase of treasury stock (at cost)		—		—				—
Stock compensation	—		15,556		—	—	—	15,556
Tax benefit of stock options exercised	—		582		—	—	—	582

Comprehensive income:
Net income	—		—		—	29,439	—	29,439
Cumulative translation adjustment	—		—		—	—	1,889	1,889
Unrecognized elements of pension cost, net of tax	—		—		—	—	2,786	2,786

Total comprehensive income	—		—	—	—	29,439	4,675	34,114

Balances as of September 30, 2008	$549	54,865,995	$620,732	$—	$(49,103)	$38,502	$49,663	$660,343

Issuance of common stock upon excercise of options	1	106,759	531		—	—	—	532
Retirement of common stock								—
Purchase of treasury stock (at cost)		(27,723)		(284)				(284)
Stock compensation	—		15,726		—	—	—	15,726
Tax benefit of stock options exercised	—		275		—	—	—	275

Comprehensive income:
Net income	—		—		—	53,355	—	53,355
Cumulative translation adjustment	—		—		—	—	14,252	14,252
Unrecognized elements of pension cost, net of tax	—		—		—	—	(761)	(761)

Total comprehensive income	—		—	—	—	53,355	13,491	66,846

Balances as of September 30, 2009	$550	54,945,031	$637,264	$(284)	(49,103)	$91,857	$63,154	$743,438

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007
	$'000s

Cash flows from operating activities
Net income	$53,355	$29,439	$56,469
Adjustments to reconcile net income to net cash provided by operating activities
Minority interest	618	138	183
Depreciation and amortization	90,732	106,042	96,378
Loss on disposal of property, plant and equipment	193	57	157
Loss on derivate instruments	151	6,660	169
Gain on foreign currency transactions	(1,248)	(8,935)	(16,794)
Deferred income taxes	(21,862)	(23,561)	(72,683)
Amortization of debt issuance cost	1,188	1,270	4,405
Loss on debt extinguishment	—	—	19,964
Compensation expense from stock options	15,726	15,556	14,400

Changes in assets and liabilities
Accounts receivable	(18,776)	7,906	(7,656)
Inventories	4,247	(2,091)	(7,133)
Prepaid expenses and other current assets	2,211	(2,216)	11,907
Restricted Cash	51	(16)	152
Other non-current assets	(79)	(361)	(4,544)
Trade accounts payable	(7,896)	(7,290)	14,186
Accrued interest on long term debt	(4,441)	(4,314)	13,983
Accrued liabilities and deferred Income	(1,701)	(9,567)	(24,196)
Other non-current liabilities	(1,247)	(4,658)	(11,913)
Income taxes receivable	8,192	(8,320)	(2,198)
Income taxes payable	485	(1,054)	(6,061)

Net cash provided by operating activities	119,899	94,685	79,175

Cash flows from investing activities
Investment in property, plant and equipment	(20,974)	(36,074)	(26,878)
Proceeds from sale of property, plant and equipment	350	154	577
Purchase of intangible assets	(168)	(544)	(260)
Purchase of long-term investments	(155)	(330)	(504)
Sale/(acquisition) of businesses, net of cash sold/acquired	4,985	—	(10,466)

Net cash used in investing activities	(15,962)	(36,794)	(37,531)

The accompanying notes are an integral part of these financial statements.

	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007
	$’000s
Cash flows from financing activities
Repayments of long-term debt	(78,928)	(10,121)	(559,294)
Purchase of treasury stock	(284)	—	—
Proceeds from borrowings	—	—	529,747
Debt issuance cost	—	—	(5,591)
Common shares issued on share based compensation plans	531	1,024	1,394
Tax effect of common shares exercised under share based compensation plans	263	559	4,156

Net cash used in financing activities	(78,418)	(8,538)	(29,588)

Change in cash and cash equivalents	25,519	49,353	12,056
Effect of exchange rate change on cash and cash equivalents	5,916	468	7,226
Cash and cash equivalents at beginning of period	149,663	99,842	80,560

Cash and cash equivalents at end of period	$181,098	$149,663	$99,842

Supplemental information
Interest paid	$24,618	$30,192	$30,223
- thereof accreted Interest paid on repayment of long-term debt	—	—	8,594
Interest capitalized	280	653	259
Income taxes paid	20,585	43,051	41,731

Acquisition of businesses, net of cash aquired
Current assets	—	—	14,682
Property, plant and equipment	—	—	870
Goodwill, licenses, customer lists and other non-current assets	—	—	11,773
Current liabilities	—	—	(14,433)
Other long term liabilities	—	—	(2,426)

Sale of businesses, net of cash sold
Current assets	(5,899)	—	—
Non-current assets	(291)	—	—
Current liabilities	1,205	—	—

	$(4,985)	$—	$10,466

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and its operations

Sirona Dental Systems, Inc. (“Sirona,” “Company,” “we,” “us,” or “our”) and its subsidiaries manufacture high quality, technologically advanced dental technology and systems solutions for the global dental market. We offer a broad range of products across all major segments of the dental technology market including CEREC, CAD/CAM systems, digital and film based intra oral and panoramic imaging systems, treatment centers and instruments. The Company acquired Schick Technologies, Inc. (“Schick”) in 2006, in a transaction accounted for as a reverse acquisition, further expanding our global presence and product offerings and strengthened our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 130 years. The Company’s headquarters are located in Long Island City, New York with the primary facility located in Bensheim, Germany, as well as other support, manufacturing, assembling, and sales and service facilities located elsewhere throughout the world.

2. Basis of presentation and summary of significant accounting policies

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts are reported in thousands of U.S. Dollars ($), except per share amounts or as otherwise disclosed.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB statement No. 162, which establishes the Financial Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification became effective for our fiscal year ending on September 30, 2009. The guidance did not have an impact on the Company’s financial position, results of operations or cash flows. All references to previous FASB Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts have been removed from, and updated references reflecting the new structure of the Codification have been inserted into, the financial statements and accompanying footnotes.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from estimates. Some of the more significant estimates include allowances for doubtful accounts, inventory valuation reserves, purchase accounting assumptions, depreciable lives of assets, amortization periods, impairment of long-lived assets, deferred tax asset valuation allowance, discounts to customers, pension reserves, provisions and warranty reserves.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive income

In addition to net income, comprehensive income includes other charges or credits to equity other than those resulting from transactions with shareholders. Accumulated other comprehensive income relates to foreign currency translation adjustments related to the Company’s foreign subsidiaries as well as to the pension adjustment resulting from the application of ASC 715-30, Compensation-Retirement Benefits – Defined Benefit Plans-Pension. Components of comprehensive income are included within the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

Revenue recognition

Revenue, net of related discounts and allowances, is recognized when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectability is reasonably assured and title and risk of loss has passed to customers based on the shipping terms. Returns of products, excluding warranty related returns, are infrequent and insignificant. Revenue related to products that contain software that is more than incidental to the product is recognized in accordance with the provisions of ASC 985-605, Software – Revenue Recognition. For orders which contain one or more elements to be delivered at a future date, but do not include software that is more than incidental to the other elements, the Company recognizes revenue in accordance with ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. For revenue on certain CEREC units recognized in accordance with both ASC985-605 and ASC 605-25, the Company allocates revenues between the various elements using the relative fair value method because vendor-specific objective evidence of fair value (“VSOE”) exists for all elements. Under the relative fair value method, as applied by the Company, the revenue is allocated between the elements of the arrangement in proportion to the VSOE of each element. The revenue allocated to the service contract is deferred until the service is provided. For revenue on certain GALILEOS units recognized in accordance with both ASC985-605 and ASC 605-25, the Company allocates revenues between the various elements using the residual method because VSOE exists for the undelivered service contract but does not exist for the delivered product. Under the residual method, as applied by the Company, the revenue is allocated first to the undelivered elements based on VSOE and the residual contract amount is then allocated to the delivered element. The revenue allocated to the service contract is deferred until the service is provided.

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

The Company offers discounts to its distributors if certain conditions are met. Discounts and allowances are primarily based on the volume of products purchased or targeted to be purchased by the individual customer or distributor. Discounts are deducted from revenue at the time of sale or when the discount is offered, whichever is later. The Company estimates volume discounts based on the individual customer’s historical and estimated future product purchases.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts received from customers in advance of product shipment or rendering of services are classified as deferred income until the revenue can be recognized in accordance with the Company’s revenue recognition policy.

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

Warranty expense

The Company offers warranties on its products for periods between one and three years. Estimated future warranty obligations related to product sales are charged to operations in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and other relevant information of which the Company is aware. Estimated warranty expenses are recorded as an accrued liability and selling, general and administrative expense. During the fiscal years ended September 30, 2009, 2008 and 2007, warranty expense was $20,512, $23,217 and $20,138, respectively.

Shipping and handling costs

Shipping and handling costs charged to customers are included in revenues and the associated expense is recorded in cost of sales for all periods presented.

Advertising costs

Advertising costs are expensed as incurred and recorded within selling, general and administrative expense. During the fiscal years ended September 30, 2009, 2008 and 2007, advertising expense was $25,804, $27,884 and $27,882 respectively.

Pension benefits

The Company has defined benefit and defined contribution pension plans and an early retirement plan.

As of September 30, 2007, the Company adopted the recognition provisions of ASC 715-30, Compensation-Retirement Benefits – Defined Benefit Plans-Pension. Upon adoption, Sirona recognized as an adjustment to accumulated other comprehensive income the funded status of its benefit plans, measured as the difference between the fair value of plan assets and benefit obligations as of September 30, 2007, net of related tax effects. Beginning in fiscal 2008, Sirona recognizes changes in the funded status of its benefit plans, not yet recognized in the income statement, in other comprehensive income until they are amortized as a component of net periodic benefit cost.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of adoption as of September 30, 2007 is summarized in the following table and reflects the recognition of the unrecognized actuarial gains as of September 30, 2007 within accumulated other comprehensive income, net of related tax effects:

	Before Application of ASC 715-30	Adjustments	After Application of ASC 715-30
	$’000s
Deferred tax assets (non-current)	$4,249	$(1,755)	$2,494
Total assets	1,659,498	(1,755)	1,657,743
Liability for pension benefits	55,821	(6,371)	49,450
Total liabilities	1,054,564	(6,371)	1,048,193
Accumulated other comprehensive income	40,372	4,616	44,988
Total shareholders’ equity	604,450	4,616	609,066

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

Effective October 1, 2007, the Company adopted the provisions of ASC 740, Income Taxes. This Topic changes the accounting for uncertainty in income taxes by creating a new framework for how companies should recognize, measure, present, and disclose uncertain tax positions in their financial statements. Under this Topic, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. This Topic also provides guidance on the reversal of previously recognized tax positions, balance sheet classifications, accounting for interest and penalties associated with tax positions, and income tax disclosures. See Note 10, “Income Taxes” for additional information, including the effects of adoption on the Company’s Consolidated Financial Statements.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Restricted cash

Restricted cash represents cash balances pledged as collateral to financial institutions that provide security for prepayments from customers and other bonds.

Accounts receivable

Accounts receivable are stated at the invoiced amount, less allowances for doubtful accounts, which approximates fair value given their short-term due dates. Collectability of accounts receivable is regularly reviewed and is based upon managements’ knowledge of customers and compliance with credit terms. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in selling, general and administrative expense. Accounts receivable balances are written off when management deems the balances uncollectible.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Finite-lived intangible assets

Finite-lived intangible assets are amortized according to the pattern in which the economic benefit of the asset is used up over their estimated useful lives, as shown below.

Patents and licenses	10 to 13 years

Technologies and Dealer Relationships	1 to 13 years

Impairment of long-lived and finite-lived assets

Long lived assets held for use by the Company are reviewed for impairment whenever events or circumstances provide evidence that suggests the carrying amount of the asset may not be recoverable. The Company performs ongoing impairment analysis on technology-related intangible assets. Determination of whether an impairment exists is based upon a comparison of the identifiable undiscounted cash flows of the assets or groups of assets to the carrying amount of the assets or groups of assets. If impaired, the resulting charge reflects the excess of the asset’s carrying amount over its fair value.

Goodwill and indefinite-lived intangible assets

Goodwill and indefinite lived intangible assets, consisting of certain trademarks, are not amortized, but are tested for impairment on an annual basis as of September 30, or whenever events or circumstances indicate that the carrying amount may not be recoverable. These impairment tests are based upon a comparison of the fair value of the reporting units to their respective carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over its implied fair value. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset’s carrying amount over its fair value.

Other non-current assets

Other non-current assets and prepaid expenses are mainly comprised of capitalized debt issuance costs. The costs are amortized using the effective interest method. The non-current unamortized balance of such debt issuance costs was $1,054 and $2,133 as of September 30, 2009 and 2008, respectively. As result of the refinancing in November 2006 unamortized debt issuance costs were written off and debt issuance costs for the new loans were capitalized (refer to Note 13 – Long-term debt).

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

The Company does not utilize financial instruments for speculative purposes. The Company accounts for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging. This Topic prescribes requirements for designation and documentation of hedging relationships and ongoing assessments of effectiveness in order to qualify for hedge accounting. The Company has not designated any of its derivatives as qualifying for hedge accounting under ASC 815. All derivatives instruments are therefore recognized as either assets or liabilities in the consolidated balance sheet at fair value. The fair value of the forward foreign currency contracts and interest rate swaps are included within prepaid and other current assets or current accrued liabilities, depending on whether they are an asset or a liability, and the change in fair value is recognized within “Gains (losses) on derivative instruments” in the consolidated statement of income.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

Financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, foreign currency forward contracts and interest rate swaps. The fair values of cash, cash equivalents, accounts receivable and accounts payable approximate their respective fair values because of the short-term nature of these items. The fair value of the foreign currency forward contracts and interest rate swaps are estimated based on information such as quotes from financial institutions.

At September 30, 2009, the foreign exchange forward contracts outstanding had notional amounts of $58,326 ($38,750 as at September 30, 2008) and a fair value asset of $1,355 (fair value liability of $(2,767) as at September 30, 2008), with the unrealized fair value gain for the fiscal year ended September 30, 2009 of $3,699 (year ended September 30, 2008, loss of $(4,540)).

At September 30, 2009, the interest rate swaps had notional amounts of $363,008 ($362,422 as at September 30, 2008), and a fair value liability of $(6,500) (fair value liability of $(1,978) as at September 30, 2008), with the unrealized fair value loss for the fiscal year ended September 30, 2009, of $(3,850) (year ended September 30, 2008 of $(2,119)).

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable. Sirona has two customers accounting for more than 45% of revenue for the fiscal years ended September 30, 2009 and 2008. The accounts receivables from these two customers totaled $32,703 and $19,216 as of September 30, 2009 and 2008, respectively.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Recent accounting pronouncements - not yet adopted

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (SFAS 141R) – (FASB Codification ASC 805, Business Combinations), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will become effective for our fiscal year beginning October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (“SFAS 160”) – (FASB Codification ASC 810, Consolidation), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB No. 51”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously referred to as minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the potential impact of adopting SFAS 160 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Lives of Intangible Assets, (“FSP 142-3”) – (FASB Codification ASC 350, Intangibles – Goodwill and Other), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible assets as well as the period of expected cash flows used to measure the fair value of intangible assets in business combinations. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, which corresponds to the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the potential impact of adoption.

4. Employee Share-Based Compensation

ASC 718, Compensation – Stock Compensation, requires that all share based compensation arrangements, including grants of stock option awards to employees, be recognized based on the estimated fair value of the share-based payment award.

Share-based awards outstanding under Schick’s legacy stock option plans continue to be outstanding. At the date of the acquisition of Schick, 862,220 vested and 458,179 unvested options were outstanding. Options granted under these plans have 10 year contractual lives and vesting periods of between 2 to 4 years from the grant date. The Company does not expect to repurchase these shares within the next 12 months.

In contemplation of the acquisition by Sirona, Schick conditionally granted employees and consultants 1,530,000 options upon the acquisition by Sirona. The four year vesting period of that grant commenced with the closing of the business acquisition on June 20, 2006.

All Schick legacy plans have expired, and accordingly, no further options may be granted under such plans.

In fiscal 2009 and 2008 the Company granted 1,247,700 and 560,000 options, respectively, under its 2006 Equity Incentive Plan (“2006 Plan”). Grants generally vest over four years; 120,000 options granted in fiscal year 2009 vest over a period of three years. All grants expire ten years after the date of the grant. The 2006 Plan, as amended in February 2009, provides for grants of up to 4,550,000 options and or restricted shares to employees, directors and consultants.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options granted under the 2006 Plan were estimated using the Black-Scholes option pricing model using assumptions in the following table. The exercise price is equal to fair market value at the grant date. Expected volatility is based on the Company’s history stock price volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the day of grant and has a term equal to the expected life of the option. The expected life represents the period of time the options are expected to be outstanding based on anticipated grantee behavior. The expected dividend yield is based on the Company’s history of not paying regular dividends in the past and the Company’s current intention not to pay dividends in the foreseeable future.

	Year ended September 30, 2009	Year ended September 30, 2008

Expected Volatility	48% - 51%	44%
Risk-free rate	1.72% - 2.87%	3.27% - 3.30%
Expected term	5 years	5 years
Expected dividends	—	—

In January and March 2009, the Company completed two value-for-value stock option exchanges for holders of eligible options granted under the 1996 Plan and the 2006 Plan with exercise prices of $21.32 or higher. The Company’s independent directors did not participate in the exchange programs. Under value-for-value option exchange programs, the option holders surrendered their eligible options in exchange for a lower number of replacement options and agreed to an additional year of service for vesting and having an exercise price equal to the closing price of Sirona’s stock on January 21, 2009 or March 30, 2009, the date the respective offers expired. The fair value of the replacement options approximates the fair value of the surrendered options in the aggregate, as determined using the Black-Scholes option pricing model as of the respective exchange date. Aggregate future non-cash stock option compensation expense is unchanged by the exchange programs in terms of both amount and timing of recognition.

Under the January 21, 2009 option exchange program, holders of 1,000,500 eligible options issued under the 2006 Plan with a weighted average exercised price of $34.63 surrendered those options in exchange for 421,428 replacement options with an exercise price of $11.73. Accordingly, 579,072 options were added back to the plan and became available for future grant. Under the March 30, 2009 option exchange program, holders of 1,619,750 eligible options issued under the 1996 Plan at an exercise price of $25.10 surrendered those options in exchange for 988,325 replacement options under the 2006 Plan with an exercise price of $14.09. Because the 1996 Plan has expired, the cancelled options did not become available for future grant.

Compensation expense of $15.7 million and $15.6 million has been charged to income for stock-based compensation for the fiscal years ended September 30, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $3.9 and $3.7 million for the fiscal years ended September 30, 2009 and 2008, respectively. The following table summarizes compensation expense recorded in these financial statements.

	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s

Cost of sales	$271	$710
Selling, general and admistrative	14,948	13,828
Research and development	507	1,032

	$15,726	$15,570

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of Sirona’s stock option activity for the fiscal years ended September 30, 2009 and 2008:

	Year ended September 30, 2009
	Number of options	Weighted average exercise price

Outstanding at beginning of period	3,737,299	$25.29
Granted	1,247,700	12.82
Issued with exchanges	1,409,753	13.38
Exercised	(106,509)	4.99
Expired	(18,492)	27.40
Exchanged	(2,620,250)	28.74
Forfeited	(96,443)	28.38

Outstanding at end of period	3,553,058	14.12

	Year ended September 30, 2008
	Number of options	Weighted average exercise price

Outstanding at beginning of period	3,354,491	$23.22
Granted	560,000	31.72
Exercised	(100,460)	10.08
Expired	(10,344)	22.35
Forfeited	(66,388)	28.83

Outstanding at end of period	3,737,299	25.29

The intrinsic value of options exercised was $1.6 million and $1.8 million during the years ended September 30, 2009 and 2008, respectively. The aggregate intrinsic value of exercisable stock options was $14.5 million and $11.2 million at September 30, 2009 and 2008, respectively. These options have a weighted average remaining contractual life of 5.3 and 7.2 years, at September 30, 2009 and 2008, respectively.

As of September 30, 2009, there was $18.6 million of total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average period of 2.0 years. The tax deductions and the actual tax benefit realized from option exercises was $0.7 million and $0.3 million, respectively, for the fiscal year ended September 30, 2009. The total fair value of options vested for the fiscal year ended September 30, 2009 is $1.5 million.

As of September 30, 2008, there was $29.1 million of total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average period of 2.1 years. The tax deductions and the actual tax benefit realized from option exercises was $1.7 and $0.6 million, respectively, for the fiscal year ended September 30, 2008. The total fair value of options vested for the fiscal year ended September 30, 2008 was $15.7 million.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Comprehensive Income

Comprehensive Income developed over the last three fiscal years as follows:

	Year Ended September 30 2009	Year Ended September 30 2008	Year Ended September 30 2007
	$’000s

Net Income	$53,355	$29,439	$56,469
Other Comprehensive Income
Cumulative translation adjustments	14,252	1,889	34,476
Unrecognized elements of pension cost, net of tax	(761)	2,786	4,534

Total Other Comprehensive Income	13,491	4,675	39,010

Total Comprehensive Income	$66,846	$34,114	$95,479

6. Accounts receivable

The allowance for doubtful accounts developed as follows:

		Additions
	Balance at beginning of period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	$’000s
For the year ended September 30, 2009	$1,741	$882	$—	$535	$2,088
For the year ended September 30, 2008	1,475	681	—	415	1,741
For the year ended September 30, 2007	837	758	—	120	1,475

7. Inventories, net

	September 30, 2009	September 30, 2008
	$’000s
Finished goods	$41,594	$39,591
Work in progress	14,086	15,028
Raw materials	31,167	34,867

	86,847	89,486
Inventory reserve	(12,322)	(11,753)

	$74,525	$77,733

In the years ended September 30, 2009, 2008 and 2007, respectively, $3,330, $4,547 and $4,300 of general and administrative costs were charged to inventory. As of September 30, 2009 and 2008, $365 and $416 of general and administrative costs remained in inventory.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Property, plant and equipment, net

	Gross	Accumulated Depreciation and Amortization	Net
	$’000s
As of September 30, 2009
Land	$13,724	$—	$13,724
Buildings, building improvements and leasehold improvements	20,406	6,185	14,221
Machinery and technical equipment	100,402	49,193	51,209
Software and software licences	30,286	14,683	15,603
Prepayments for property, plant and equipment	8,018		8,018

	$172,836	$70,061	$102,775

	Gross	Accumulated Depreciation and Amortization	Net
	$’000s
As of September 30, 2008
Land	$13,423	$—	$13,423
Buildings, building improvements and leasehold improvements	19,227	4,609	14,618
Machinery and technical equipment	82,940	34,681	48,259
Software and software licences	18,961	8,702	10,259
Prepayments for property, plant and equipment	13,575	—	13,575

	$148,126	$47,992	$100,134

Depreciation and amortization expense for the fiscal years ended September 30, 2009, 2008, and 2007 was $20,110, $17,744, and $14,646.

Amortization expense includes amortization of capitalized software development costs for the fiscal years ended September 30, 2009, 2008, and 2007 of $3,966, $2,424, and $1,424.

Buildings and leasehold improvements includes office space that is leased under operating leases to third parties with a historical cost of $1,572 and $1,538 and carrying amount of $985 and $1,097 at September 30, 2009 and 2008, respectively.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Intangible assets and goodwill

On June 30, 2005, Sirona Holdings Luxco S.C.A. (“Luxco”), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O’Keefe, management and employees of Sirona, obtained control over the Sirona business. The transaction was effected by using new legal entities, Sirona Holding GmbH (formerly Blitz 05-118 GmbH) and its wholly owned subsidiary Sirona Dental Services GmbH, to acquire 100% of the interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business through a leveraged buy-out transaction (the “MDP Transaction”). The MDP Transaction was accounted for as a leveraged buyout transaction, in a manner similar to a business combination. Certain members of Sirona management who were deemed to be in the control group held equity interests in Sirona Group prior to and subsequent to the MDP Transaction (“Continuing Shareholders”). The interests of the Continuing Shareholders have been reflected at the predecessor basis, resulting in 9.15% of each asset and liability acquired being valued at historical cost at June 30, 2005. The remaining 90.85% interest in each asset and liability was recognized at fair value at June 30, 2005 and the excess of purchase price over predecessor basis is presented as a separate component of shareholders’ equity. Intangible assets and goodwill were primarily recorded in the MDP Transaction and the reverse acquisition of Schick on June 30, 2006.

The Company performed the required annual impairment tests as of September 30 in each year and identified no impairment.

Amortization expense for finite-lived identifiable intangible assets for the fiscal years ended September 30, 2009, 2008, and 2007 was $71,486, $91,649, and $78,994. The annual estimated amortization expense related to these intangible assets for the fiscal years 2010, 2011, 2012, 2013, and 2014 is $60,360, $53,393, $48,879, $38,916 and $31,855, respectively.

The following table presents details of intangible assets, related accumulated amortization and goodwill:

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2009
Patents & Licenses	$153,814	$59,322	$94,492
Trademarks	139,743	328	139,415
Technologies and dealer relationships	481,325	267,533	213,792
Prepayments for intangible assets	247	—	247

	775,129	327,183	447,946
Goodwill	696,355	—	696,355

Total intangible assets	$1,471,484	$327,183	$1,144,301

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Gross	Accumulated amortization	Net
		$’000s
As of September 30, 2008
Patents & Licenses	$150,129	$45,607	$104,522
Trademarks	137,245	228	137,017
Technologies and dealer relationships	473,519	200,704	272,815
Prepayments for intangible assets	247	—	247

	761,140	246,539	514,601
Goodwill	683,075	—	683,075

Total intangible assets	$1,444,215	$246,539	$1,197,676

The change in the value of goodwill and of intangible assets from September 30, 2008 to September 30, 2009 is mainly attributable to a change in the exchange rate with an impact of $13,453 on goodwill and $13,989 on intangible assets. Goodwill has been reduced by $173 as a result of tax benefits received subsequent to the acquisition of Schick, of options vested and included in the determination of purchase price at the time of that acquisition.

10. Income taxes

The income tax (provision) benefit is comprised of the following:

	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007
		$’000s
Current
Domestic (U.S.)	$(8,412)	$(9,171)	$(12,741)
Foreign	(22,691)	(25,368)	(25,834)

Total Current	(31,103)	(34,539)	(38,575)

Deferred
Domestic (U.S.)	11,644	10,465	10,754
Foreign	10,162	14,737	62,698

Total Deferred	21,806	25,202	73,452

Total	$(9,297)	$(9,337)	$34,877

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of deferred tax assets and liabilities included in the consolidated balance sheets are:

	September 30, 2009	September 30, 2008
	$’000s
Deferred tax assets
Employee benefit accruals	$3,566	$3,402
Inventory reserve	1,902	933
Receivables	283	251
Deferred income	684	704
Tax loss carryforward	3,283	9,222
Other	17,070	8,342
Valuation allowances	(4,731)	(6,932)

Total deferred tax assets, gross	22,057	15,922

Deferred tax liabilities
Employee benefit accruals	—	(1,086)
Goodwill amortization for tax purposes	(16,208)	(12,038)
Debt issuance costs	(2,111)	(2,035)
Inventory reserve	(457)	(450)
Receivables	(729)	(1,052)
Property, plant and equipment	(8,481)	(7,254)
Intangible assets	(130,220)	(149,460)
Deferred income	(4,338)	(4,326)
Other	(2,212)	(902)

Total deferred tax liabilities, gross	(164,756)	(178,603)

Total deferred tax liabilities, net	$(142,699)	$(162,681)

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon sufficient taxable income within the carry-back years and the generation of future taxable income during the periods in which those temporary differences and tax loss carry-forwards become deductible. Management considers taxable income in the carry-back years, if carry back is permitted in the tax law, the projected future taxable income (including the realization of future taxable temporary differences), and tax planning strategies in making this assessment.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2009, the Company had $11,681 of gross tax loss carry-forwards subject to expiration as follows:

Year of expiration	Losses
$’000s
2010	$1,687
2011	548
2012	1,997
2013	1,627
2014	4,015
2015 - 2026	0

Subtotal	9,874

Indefinite	1,807

Total	$11,681

The Company recognized a valuation allowance of $4,731 at September 30, 2009, ($6,932 at September 30, 2008) on deferred tax assets of $5,223 ($9,222 at September 30, 2008) predominantly relating to tax loss carry-forwards, as management believes that it is more likely than not that the benefits of those existing tax loss carry-forwards will not be realized within the period those tax losses are deductible.

The difference between the U.S. federal income tax rate and the Company’s income tax (provision) benefit included in the consolidated statements of income consisted of the following:

	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007
		$’000s

Income before income taxes and minority interest	$63,281	$38,936	$21,777
Computed tax provision	(22,290)	(13,632)	(7,620)
Foreign tax differential	15,468	11,586	(97)
Non deductible expenses	(2,773)	(3,615)	(2,545)
Permanent differences relating to German trade taxes	(1,391)	(1,317)	(2,503)
Subpart F income net of tax credit	(379)	(1,371)	(482)
Tax income (expense) from prior periods	1,623	(895)	(4,168)
Tax free income and tax credits	613	3,216	7,992
Additional state taxes	(92)	553	(392)
Change in tax rate	—	—	46,165
Change in valuation allowance	178	(3,429)	(1,784)
Other	(254)	(433)	311

(Provision)/benefit for income taxes	$(9,297)	$(9,337)	$34,877

Non-deductible expenses primarily include stock option expense in the U.S. The income tax provision includes credits of $1,623 to adjust for prior year items.

In August 2007 a new tax law was enacted in Germany which has been applicable since Sirona’s fiscal year 2008. The new law reduced corporate tax rates in Germany and resulted in a revaluation of the net deferred tax liabilities, providing the Company with a benefit of $45,563 in fiscal 2007. Furthermore, the new German tax law introduced earnings stripping rules (“Zinsschranke”) that may limit the deductibility of interest. For the fiscal year ended September 30, 2009, the Company’s deductibility of interest was not limited as a result of this German tax law.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of income before income taxes and minority interests are:

	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007
		$’000s
Germany	$37,873	$13,711	$7,206
United States	(11,999)	(7,075)	17,376
Other Foreign	37,407	32,300	(2,805)

	$63,281	$38,936	$21,777

None of the goodwill recognized in the Exchange or in the business combinations completed in any of the periods presented is tax deductible.

The development of the valuation allowance on deferred tax assets over the last three fiscal years is presented below:

	Balance at Beginning of Period	Charged/ (credited) to Cost and Expenses	Addition Charged to Other Accounts	Deductions	Balance at End of Period
			$’000s
Valuation allowance deferred tax asset
For the year ended September 30, 2009	$6,932	$1,906	$—	$4,107	$4,731
For the year ended September 30, 2008	5,350	2,688	—	1,106	6,932
For the year ended September 30, 2007	3,208	2,181	—	39	5,350

Income taxes on cumulative earnings of foreign subsidiaries have not been provided for because such earnings are intended to be indefinitely reinvested in those operations.

Effective October 1, 2007 the Company adopted the provisions of ASC 740 without material impact. ASC 740 clarifies the accounting and reporting for uncertain income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

At October 1, 2007, the total amount of unrecognized tax benefits was $336. As a result of settlement of certain tax matters during the fiscal year ended September 30, 2008, the amount of unrecognized tax benefits was reduced by $300. As of September 30, 2009, the Company’s liability for unrecognized tax benefits was approximately $36.

With limited exception, the Company and its subsidiaries are no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for tax returns filed with respect to periods prior to fiscal 2005.

The Company classifies interest and penalties associated with income taxes as interest and other operating expense, respectively. Amounts of interest or penalties have not been material in any period.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Accrued liabilities and deferred income

	September 30, 2009	September 30, 2008
	$’000s
Employee benefits (e. g. bonuses, vacation, overtime, holiday payment)	$31,638	$28,680
Product warranty	11,506	12,176
Other provisions	13,460	14,595
Deferred Income	15,743	14,258
Forward Exchange Contracts	6,499	2,767
Property Taxes	743	885
Other liabilities	16,013	11,948

	$95,602	$85,309

12. Short-term debt and current portion of long-term debt

Short-term debt relates to the Company’s current portion of long-term debt, other short-term debt and accrued interest on long-term debt, which together totaled $4.7 million and $9.1 million, as of September 30, 2009 and 2008, respectively.

13. Long-term debt

	September 30, 2009	September 30, 2008
	$’000s
Bank loans
Senior term loan, Tranche A1, variable rate repayable in two installments in November 2010 and November 2011	$127,986	$151,317
Senior term loan, Tranche A2, variable rate repayable in two installments in November 2010 and November 2011	343,872	398,156
Other debt	1,147	2,140

	473,005	551,613
Less current portion	2,781	7,263

	$470,224	$544,350

The table below reflects the contractual maturity dates of the various borrowings at September 30, 2009:

Year ending September 30,
$’000s
2010	$2,781
2011	82,981
2012	387,243
2013	—
2014	—
Thereafter	—

$473,005

The amounts disclosed above do not include interest, except for the 2010 amount, which includes interest of $1,664.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Term Loans

On November 22, 2006, Sirona Dental Systems, Inc. entered into a Senior Facilities Agreement (the “Senior Facilities Agreement”) as original guarantor, with all significant subsidiaries of Sirona as original borrowers and original guarantors. Initial borrowings under the Senior Facilities Agreement plus excess cash were used to retire the outstanding borrowings under the Company’s previous credit facilities.

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

Each of the senior term loans are to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. The senior debt repayment tranche originally scheduled for November 24, 2009 was prepaid on May 11, 2009 in the amount of $78.6 million. At the Company’s current Debt Cover Ratio, the facilities bear interest of Euribor, for Euro-denominated loans, and Libor for other loans, plus a margin of 55 basis points for both.

The Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from November 24, 2007 onwards, the applicable margin will vary between 90 basis points and 45 basis points per annum according to the Company’s leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement). Interest rate swaps have been established for 66.6% of the interest until March 2010. As a result of the prepayment of the first senior debt tranche in May 2009, the percentage increased to 77.2%. The interest rate swaps fix the LIBOR or EURIBOR element of interest payable on 77.2% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period range from 3.50% to 5.24%. Settlement of the swaps is required on a quarterly basis.

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

Debt Extinguishment

The retirement of the borrowings under the Company’s previous credit facilities was accounted for as a debt extinguishment in accordance with ASC 405-20, Liabilities – Extinguishment of Liabilities. The unscheduled repayment of the mezzanine facility by the Company resulted in a prepayment fee of Euro 0.9 million ($1.2 million). In addition, $19.9 million of unamortized debt issuance costs relating to the previous credit facilities were written off. As a result, a loss on debt extinguishment totaling $21.1 million was recognized in the fiscal year ended September 30, 2007.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Deferred income

On June 30, 2005, Sirona and its largest distributor, Patterson, amended the terms of an existing distribution agreement to extend Patterson’s rights as exclusive distributor of certain Sirona products within the U.S. and Canada from October 1, 2007 through September 30, 2017. As consideration for the extension of its exclusivity rights, Patterson made a one-time payment of $100 million to Sirona in July 2005. Sirona recorded the full amount of the payment as deferred income and started amortizing the amount on a straight-line basis over ten years on October 1, 2007. In the event of termination by Patterson for certain breaches of contract by Sirona, Sirona has to refund to Patterson the unearned portion of the $100 million payment as liquidated damages. Depending on the reason for termination, the amount of liquidated damages declines (i) on a straight line basis beginning in fiscal 2008 or (ii) by $15 million per year in each of fiscal 2008 through fiscal 2012 and by $5 million per year thereafter. Sirona accounts for the deferred income related to the Patterson payment as a monetary liability. The deferred income is amortized and recognized as other operating income on a straight line over the term of the contract ($10 million per year). The current portion of deferred income is reported within Accrued liabilities and deferred income in the consolidated balance sheets. Effects of remeasurement of the amount from U.S. Dollar to Euro are reflected currently in the statement of income. Sirona recognized $1.5 million, $1.4 million and $11.3 million in foreign currency transaction gains in the years ended September 30, 2009, 2008 and 2007, and recognized $10.0 million of the Patterson deferred income in the 2009 and 2008 consolidated statements of income.

15. Income per share

The computation of basic and diluted income per share is as follows:

	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007
	$’000s (except for share amounts)
Net income	$53,355	$29,439 $	56,469

Weighted average shares outstanding - basic	54,879,417	54,797,493	54,701,997
Dilutive effect of stock options	518,197	489,602	836,465

Weighted average shares outstanding - diluted	55,397,614	55,287,095	55,538,462

Net income per share
Basic	$0.97	$0.54 $	1.03

Diluted	$0.96	$0.53 $	1.02

Stock options to acquire 359,500, 2,861,625, and 585,000 shares of Sirona’s common stock that were granted in connection with the 2007 Plan were not included in the computation of diluted earnings per share for the fiscal years ended September 30, 2009, 2008, and 2007, respectively, because the options’ underlying exercise prices were greater than the average market price of Sirona’s common stock for the period.

16. Commitments and contingencies

Operating lease commitments

The Company leases certain buildings, vehicles and IT equipment from unrelated third parties. The leases are non-cancellable and have terms of more than one year. During the fiscal year ended September 30, 2009, leasing expense was $9,118 (year ended September, 30, 2008; $8,436, year ended September, 30, 2007 $6,287).

In July 2005, Sirona entered into a sale and leaseback agreement regarding unused land on the site of the major facility in Bensheim. The land was sold to an unrelated property development company, who constructed an office building on the site based on Sirona’s specifications. Sirona leased the property from the property development company through an 18-year lease. Under the terms of the lease, rent is fixed at Euro 1,202 ($1,762 at the U.S. Dollar/Euro exchange rate of September 30, 2009) per annum until 2013. After 2013, rent is subject to adjustment according to an inflation index. Rental payments started in April 2007 when the building was ready for occupancy. The land remains an asset on Sirona’s balance sheet and the building is accounted for as an operating lease.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Furthermore, the Company rents space in New York, Charlotte (USA), Salzburg (Austria) and other locations.

Future minimum lease payments under non-cancelable operating lease agreements as of September 30, 2009 are as follows:

Year ending September 30,
$’000s
2010	$8,930
2011	7,615
2012	6,683
2013	4,488
2014	4,142
Thereafter	21,014

$52,872

Unconditional purchase commitments

As of September 30, 2009, the Company had unconditional purchase commitments of $46,938, mainly for purchases of raw material and components, which are due over a period of from one to three years.

Contingencies

The Company may be involved in lawsuits, claims, investigations and proceedings, including patent and commercial matters that arise in the ordinary course of business. At September 30, 2009, there are no such matters pending that the Company expects to be material in relation to its business, consolidated financial position, results of operations or cash flows.

17. Product warranty

The following table provides the changes in the product warranty accrual for the fiscal year ended September 30, 2009:

	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s
Balance at beginning of the period	$12,176	$12,547
Accruals for warranties issued during the period	19,614	22,728
Warranty settlements made during the period	(20,512)	(23,217)
Translation adjustment	228	118

Balance at end of the period	$11,506	$12,176

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Interest

	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007
		$’000s
Interest expense	$(24,054)	$(31,708)	$(32,011)
Interest income	1,557	4,913	3,845

	$(22,497)	$(26,795)	$(28,166)

19. Pension plans

Defined benefit plans

In Germany, the Company traditionally had an unfunded defined benefit pension plan whose benefits are based primarily on years of service and wage and salary group. As of January 1, 2001, the Company replaced its unfunded defined benefit pension plan with a new defined contribution plan. All new hires after that date only receive defined contributions to a pension plan based on a percentage of the employee’s eligible compensation. However, due to grandfathering provisions for certain existing employees hired before that date, the Company continues to be obligated to provide pension benefits which are at a minimum equal to benefits that would have been available under the terms of the traditional defined benefit plans (Grandfathered Benefit). The Grandfathered Benefit and contributions to the Company’s pension plan made for those employees after January 1, 2001 are included in the disclosures for defined benefit plans. The Company accounts for the Grandfathered Benefit by recognizing the higher of the defined contribution obligation or the defined benefit obligation for the minimum benefit. As of September 30, 2009 and 2008, contributions made through the defined contribution plan for those employees are adequate to cover the Grandfathered Benefit obligation. Therefore, the Company accounts for that portion of its pension obligation as a fully funded plan with a funded status of zero.

In addition, the Company offers defined contribution benefits under the terms of a Section 401(k) plan to employees in the U.S.

The Company uses an actuarial measurement date of September 30.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Change in the projected benefit obligation and plan assets for all of the Company’s defined benefit plans is as follows:

	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s

Projected benefit obligation at beginning of period	$56,907	$57,513
Service cost	1,209	1,390
Interest cost	2,643	2,716
Actuarial gain	37	(4,437)
Investment earnings	465	433
Benefits paid	(1,495)	(1,387)
Currency translation	1,677	679

Projected benefit obligation at end of period	61,443	56,907
Fair value of plan assets at beginning of period	9,529	8,063
Actual return on plan assets	465	433
Employer’s contribution	920	1,079
Benefits paid	(118)	(15)
Currency Translation	319	(31)

Fair value of plan assets at end of period	11,115	9,529

Funded status	$(50,328)	$(47,378)

Components of net periodic benefit costs are as follows:

	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007
		$’000s
Service cost, net	$289	$311	$380
Interest cost	2,643	2,716	2,219
Amortization of actuarial gains	(485)	(159)	—

Net periodic benefit cost	$2,447	$2,868	$2,599

The accumulated benefit obligation as of September 30, 2009 and 2008 was $49,401 and $46,477, respectively.

To the extent the defined benefit obligation is recognized for the Grandfathered Benefit, the long-term estimated rate of return on plan assets is 5% per annum. This rate was based on an appropriate long-term rate for the plan assets held.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefits expected to be paid in cash of the following five years, and in aggregate for the fiscal years thereafter, are as follows:

Year ending September 30,
$’000s
2010	$2,524
2011	2,392
2012	2,573
2013	2,385
2014	2,553

5 Years thereafter	14,313

$26,740

The contributions expected to be made in each of the following five years and in aggregate thereafter are as follows:

Year ending September 30,
$’000s
2010	$1,440
2011	1,474
2012	1,507
2013	1,515
2014	1,513

5 Years thereafter	19,456

$26,905

Weighted-average assumptions used to determine both benefit obligations and net periodic benefit costs are as follows:

	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007

Discount rate	5.50%	6.00%	5.25%

The plan assets consist of contributions made by Sirona to a pension fund managed by an insurance company as custodian, which invests these funds. The insurance company guarantees a minimum return on the contributions. The expected long term return on plan assets is estimated to be 5%. This rate is based on an estimated long term return rate for the type of plan assets held.

The Company’s weighted average asset allocations by the insurance company by asset category are as follows:

	September 30, 2009	September 30, 2008

Equity securities	30.3%	30.6%
Fixed income securities	55.6%	56.1%
Other	14.1%	13.3%

	100.0%	100.0%

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined contribution plans

The Company made contributions of $553 to the German plan for the fiscal year ended September 30, 2009, and $534 to the German plan for the fiscal year ended September 30, 2008.

Contributions to the U.S. plans were $548 for the fiscal year ended September 30, 2009, and $537 for the fiscal year ended September 30, 2008. The Company is obligated to match employee contributions as defined in the plans.

20. Net Other Operating Income and Restructuring Costs

In December 2008, we announced certain actions to reduce operating costs and to improve the efficiency of our organization. These actions predominantly relate to overhead functions in Germany including increased automation of our processes, the optimization of the supply chain as well as increased efficiency in our administrative functions.

For the fiscal year ended September 30, 2009, we incurred restructuring and other related costs of $8.2 million, consisting of employee severance pay and benefits and outside consulting fees directly related to the restructuring plan. The consulting fees were incurred to analyze processes in order to identify restructuring potential with the objective to reduce headcount and improve the efficiency of our organization.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the fiscal year ended September 30, 2009, and the remaining accrued balance of restructuring costs as of September 30, 2009, which is included in accrued liabilities within our condensed consolidated balance sheet:

	Provision at October 1, 2008	Restructuring Costs	Payments	Currency translation adjustment	Provision at September 30, 2009
			$’000s

Severance costs	$—	$4,825	$1,447	$282	$3,660
Consulting costs	—	3,383	2,851	49	581

Total	$—	$8,208	$4,298	$331	$4,241

We expect that the remaining $4.2 million of the total costs will be paid in the first half of fiscal 2010.

21. Derivative Instruments and Hedging Strategies

Our operations are exposed to market risks from changes in foreign currency exchange rates and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Interest Rate Risk

The Company is exposed to interest rate risk associated with fluctuations in the interest rates on its variable interest rate debt. In order to manage this risk, the Company has entered into interest rate swap agreements that convert the debt’s variable interest rate to a fixed interest rate. While these swap agreements are considered to be economic hedges, they are not designated as hedging instruments under ASC 815.

Interest rate swaps have been established for 66.6% of the interest on the Senior Term loans until March 2010. As a result of the payment of the first senior debt tranche in May 2009, the percentage increased to 77.2%. The interest rate swaps fix the LIBOR or EURIBOR element of interest payable on 77.2% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period range from 3.5% to 5.24%. Settlement of the swaps is required on a quarterly basis.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Exposure

Although the U.S. Dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. During the periods under review, the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results. In order to manage foreign currency exposures, the Company enters into foreign exchange forward contracts. As with its interest rate swap instruments, the Company enters into forward contracts that are considered to be economic hedges which are not considered hedging instruments under ASC 815.

As of September 30, 2009, these contracts had notional amounts totaling $58.3 million. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at September 30, 2009 is described in Note 22 Fair Value Measurements.

The location and amount of gains and losses from the fair value changes of derivative instruments reported in our condensed consolidated statement of income were as follows:

		Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007
Derivatives Not Designated as Hedging Instruments	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
			$’000s
Interest rate swap contracts	Loss on derivative instruments, net	$3,850	$2,119	$1,713
Foreign exchange contracts	(Gain)/loss on derivative instruments, net	(3,699)	4,540	(1,544)

Total		$151	$6,659	$169

22. Fair Value Measurements and Financial Instruments

On October 1, 2008, the Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, for assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820 does not establish requirements for any new fair value measurements but it does apply to existing pronouncements in which fair value measurements are already required. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and the credit risk of the Company and counterparties to the arrangement.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. ASC 820 establishes and prioritizes the following three levels of inputs that may be used to measure fair value:

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
		Interest	Foreign Exchange
			$’000s

Assets
Derivative Assets	$—	$—	$1,947	$—	$1,947
Liabilities
Derivative Liabilities	$—	$(6,499)	$(592)	$—	$(7,091)

Total	$—	$(6,499)	$1,355	$—

In the Company’s September 30, 2009, Consolidated Balance Sheet derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and Accrued liabilities and deferred income, respectively.

As allowed by ASC 820-10, Fair Value Measurements and Disclosures - Overall, the Company has elected to defer until October 1, 2009 the adoption of ASC 820 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. Accordingly, the Company has not applied ASC 820 to inventories, property, plant and equipment, or intangible assets with definite useful lives.

The Company did not elect the fair value option for any eligible financial instruments.

Fair value of financial instruments

Financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, foreign currency forward contracts and interest rate swaps. The fair values of cash, cash equivalents, accounts receivable and accounts payable approximate their respective fair values because of the short maturity and nature of these items. The fair value of the foreign currency forward contracts and interest rate swaps are estimated by obtaining quotes from financial institutions.

23. Segment reporting

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

Description of the Company’s segments

Dental CAD/CAM Systems

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Imaging Systems

Imaging systems products comprise a broad range of equipment for diagnostic imaging in the dental practice, using both film-based and digital technologies. Sirona has developed a broad range of imaging systems for 3D, panoramic and intra-oral applications.

Treatment Centers

Sirona’s treatment centers comprise a broad range, from standard dentist chairs to sophisticated centers with integrated diagnostic, hygiene and ergonomic functionalities, such as Teneo, C2+ and M1+, as well as specialist centers used for training purposes.

Instruments

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

Segment results

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007
		$’000s
Revenue External

Dental CAD/CAM Systems	$245,351	$237,312	$208,458
Imaging Systems	226,726	254,005	225,711
Treatment Centers	152,675	169,061	143,040
Instruments	87,855	96,665	82,705

Total	712,607	757,043	659,914

Electronic center and corporate	687	68	35

Total	$713,294	$757,111	$659,949

Revenue Internal

Dental CAD/CAM Systems	$—	$—	$—
Imaging Systems	44	100	128
Treatment Centers	31	20	14
Instruments	9,214	7,460	10,543
Intercompany elimination	(9,289)	(7,580)	(10,685)

Total	—	—	—

Electronic center and corporate	19,998	24,605	21,815
Intercompany elimination	(19,998)	(24,605)	(21,815)

Total	$—	$—	$—

Revenue Total

Dental CAD/CAM Systems	$245,351	$237,312	$208,458
Imaging Systems	226,770	254,105	225,839
Treatment Centers	152,706	169,081	143,054
Instruments	97,069	104,125	93,248

Total	721,896	764,623	670,599

Electronic center and corporate	20,685	24,673	21,850

Total	$742,581	$789,296	$692,449

Segment performance measure

Dental CAD/CAM Systems	$168,324	$159,326	$142,200
Imaging Systems	135,086	149,980	133,475
Treatment Centers	59,365	67,182	56,660
Instruments	39,609	44,845	37,339

Total	402,384	421,333	369,674

Electronic center and corporate	9,858	9,304	9,290

Total	$412,242	$430,637	$378,964

Depreciation and amortization expense

Dental CAD/CAM Systems	$4,634	$4,001	$2,715
Imaging Systems	4,931	5,294	4,771
Treatment Centers	5,981	3,933	2,707
Instruments	2,863	3,750	2,803

Total	18,409	16,978	12,996

Electronic center and corporate	1,701	766	2,267

Total	$20,110	$17,744	$15,263

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the fiscal year ended September 30, 2009, 2008 and 2007 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007
		$’000s
Revenue
Total segments (external)	$712,607	$757,043	$659,914
Electronic center and corporate	687	68	35

Consolidated revenue	713,294	757,111	659,949

Depreciation and amortization
Total segments	20,110	16,978	12,996
Differences management reporting vs. US GAAP, electronic center and corporate	71,486	92,415	80,643

Consolidated depreciation and amortization	91,596	109,393	93,639

Segment performance measure
Total segments	402,385	421,333	369,674
Differences management reporting vs. US GAAP, electronic center and corporate	(56,243)	(75,711)	(65,200)

Consolidated gross profit	346,142	345,622	304,474

Selling, general and administrative expense	225,351	242,293	203,597
Research and development	40,631	48,744	46,945
Provision for doubtful accounts and notes receivable	763	824	217
Net other operating (income) and restructuring costs	(5,689)	(10,000)	(162)
Foreign currency transaction (gain)/loss, net	(1,248)	(8,935)	(16,794)
(Gain)/loss on derivative instruments	151	6,660	169
Interest expense, net	22,497	26,795	28,166
Loss on debt extinguishment	—	—	21,145
Other expense/(income)	405	305	(586)

Income before taxes and minority interest	$63,281	$38,936	$21,777

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adjustments that the Company records to reconcile management reporting to the consolidated financial statements prepared in accordance with U.S. GAAP primarily relate to the exclusion of amortization and depreciation related to the step-up to fair value of the intangible and tangible assets as a result of the MDP Transaction (see Note 9).

The following information is presented in accordance with U.S. GAAP:

	September 30, 2009	September 30, 2008
	$’000s
Total assets
Dental CAD/CAM Systems	$726,324	$738,454
Imaging Systems	512,751	540,311
Treatment Centers	262,322	241,615
Instruments	139,882	138,625

Total	$1,641,279	$1,659,005

Goodwill
Dental CAD/CAM Systems	$319,300	$297,624
Imaging Systems	210,098	229,782
Treatment Centers	102,396	95,623
Instruments	64,561	60,046

Total	$696,355	$683,075

	Germany	United States	Rest of World	Total
	$'000s
Net Sales*
October 1, 2008 to September 30, 2009	$147,268	$221,206	$344,820	$713,294
October 1, 2007 to September 30, 2008	153,765	220,946	382,400	757,111
October 1, 2006 to September 30, 2007	140,571	215,865	303,513	659,949

Long-lived assets**
September 30, 2009	$92,731	$6,252	$8,368	$107,351
September 30, 2008	91,328	6,390	7,660	105,378
September 30, 2007	74,365	5,889	5,929	86,183

*	Sales are allocated to the country in which the customer is located.
**	Long-lived assets exclude all intangible assets and deferred tax assets.

During the years ended September 30, 2009, September 30, 2008, and September 30, 2007, revenues from two customers represented 45%, 42% and 45% of net sales, respectively. No other customer accounted for more than 10% of revenues.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. Related parties

Sirona Holdings S.C.A. Luxembourg

The Company and Sirona Holdings Luxco S.C.A. (“Luxco”) are parties to an advisory services agreement that terminates on October 1, 2009, but is automatically renewed for successive one year terms unless either party provides notice of termination 60 days prior to the end of the term. Under the agreement, which became effective October 1, 2005, Sirona pays an annual fee to Luxco of €325 (approximately $477), and Luxco provides to Sirona certain advisory services regarding the structure, terms and condition of debt offerings by Sirona, financing sources and options, business development and other services. In addition, pursuant to an agreement between Luxco and MDP IV Offshore GP, LP, MDP IV Offshore GP, LP provides these services to the Company in exchange for a fee from Luxco of €324,593.75.

In August 2009, Luxco sold 8,625,000 shares pursuant to an underwritten secondary public offering. $0.4 million of costs were incurred by the Company pursuant to the terms of a registration rights agreement.

25. Subsequent events

Management has evaluated events occurring subsequent to September 30, 2009 and through December 4, 2009, the date the Company filed its annual report on Form 10-K, for their effect on these financial statements.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26. Unaudited quarterly information

The following is a summary of the Company’s unaudited quarterly operating results for the fiscal years ended September 30, 2009 and 2008:

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
	$’000s (except per share amounts)
Revenue	$188,171	$180,580	$164,822	$179,721
Cost of Sales	96,143	93,782	84,507	92,720

Gross profit	92,028	86,798	80,315	87,001

Operating expenses/(income):

Selling, general and administrative expense	58,444	53,437	56,048	57,422
Research and development	9,633	9,897	10,043	11,058
Provision for doubtful accounts and notes receivable	(104)	421	221	225
Net other operating (income) and restructuring costs	(617)	(1,881)	270	(3,461)

Operating income	24,672	24,924	13,733	21,757
(Gain)/loss on Foreign currency transactions	(6,806)	(5,111)	7,077	3,592
(Gain)/loss on derivative instruments	(1,437)	(3,139)	(240)	4,967
Interest expense, net	5,509	5,331	5,593	6,064
Other expense	405	—	—	—

Income before income taxes and minority interest	27,001	27,843	1,303	7,134
Income tax (benefit)/provision	252	6,683	364	1,998
Minority interest	16	692	344	(423)

Net (loss)/income	$26,733	$20,468	$595	$5,559

Net income (loss) per share - basic	$0.49	$0.37	$0.01	$0.10
Net income (loss) per share - diluted	$0.48	$0.37	$0.01	$0.10
Weighted average shares - basic	54,931,032	54,878,923	54,818,604	54,862,708
Weighted average shares - diluted	56,104,887	55,556,867	55,044,094	55,130,373

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
	$’000s (except per share amounts)
Revenue	$180,606	$186,938	$189,461	$200,106
Cost of Sales	99,203	103,463	103,086	105,737

Gross profit	81,403	83,475	86,375	94,369

Operating expenses/(income):

Selling, general and administrative expense	62,055	63,762	60,590	55,886
Research and development	11,240	11,829	11,967	13,708
Provision for doubtful accounts and notes receivable	469	158	140	57

Net other operating income	(2,500)	(2,500)	(2,500)	(2,500)

Operating income	10,139	10,226	16,178	27,218
(Gain)/loss on Foreign currency transactions	6,297	(307)	(9,039)	(5,886)
(Gain)/loss on derivative instruments	7,596	(6,149)	2,995	2,218
Interest expense, net	6,749	6,645	6,655	6,746
Other expense	—	—	305	—

Income before income taxes and minority interest	(10,503)	10,037	15,262	24,140
Income tax (benefit)/provision	(5,495)	3,011	4,579	7,242
Minority interest	177	316	(246)	(87)

Net (loss)/income	$(5,185)	$6,710	$10,929	$16,985

Net income (loss) per share - basic	$(0.09)	$0.12	$0.20	$0.31
Net income (loss) per share - diluted	$(0.09)	$0.12	$0.20	$0.31
Weighted average shares - basic	54,829,393	54,804,720	54,786,224	54,768,324
Weighted average shares - diluted	55,299,802	55,287,922	55,189,583	55,436,741