Form 10-Q
period 2009-12-31
SIRONA DENTAL SYSTEMS, INC.
filed 2010-02-08
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

or

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

Yes  ☐    No  ☑

As of February 5, 2010, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,102,586.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009

Index

		Page

Part I.	Financial Information (Unaudited)	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of December 31, 2009 and September 30, 2009	3

	Condensed Consolidated Income Statements for the three months ended December 31, 2009 and 2008	4

	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the three months ended December 31, 2009 and September 30, 2009	5

	Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2009 and 2008	6

	Notes to the Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II.	Other Information	32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33

Certifications

PART I	FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Financial Statement Notes	December 31, 2009	September 30, 2009
		(unaudited)
		$’000s (except per share amounts)
ASSETS

Current assets
Cash and cash equivalents		$215,880	$181,098
Restricted cash		886	902
Accounts receivable, net of allowance for doubtful accounts of $2,115 and $2,088, respectively		117,025	98,277
Inventories, net	5	71,634	74,525
Deferred tax assets		17,887	16,483
Prepaid expenses and other current assets		15,131	20,239
Income tax receivable		4,567	3,956

Total current assets		443,010	395,480
Property, plant and equipment, net of accumulated depreciation and amortization of $72,510 and $70,061, respectively		99,680	102,775
Goodwill	6	685,595	696,355
Investments		1,905	1,739
Intangible assets, net of accumulated amortization of $338,022 and $327,183, respectively	6	425,780	447,946
Other non-current assets		2,410	2,837
Deferred tax assets		991	943

Total assets		$1,659,371	$1,648,075

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		$41,117	$38,463
Short-term debt and current portion of long-term debt	7	87,884	4,688
Income taxes payable		10,841	5,191
Deferred tax liabilities		966	466
Accrued liabilities and deferred income		87,548	95,602

Total current liabilities		228,356	144,410
Long-term debt	8	382,200	470,224
Deferred tax liabilities		152,373	159,659
Other non-current liabilities		8,164	8,699
Pension related provisions	12	49,441	50,328
Deferred income		67,500	70,000

Total liabilities		888,034	903,320

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		—	—
Common stock ($0.01 par value; 95,000,000 shares authorized; 55,069,213 shares issued and 55,041,490 shares outstanding at Dec. 31, 2009 and 54,972,754 shares issued and 54,945,031 shares outstanding at Sept. 30, 2009)		551	550
Additional paid-in capital		643,054	637,264
Treasury stock (27,723 shares at cost)		(284)	(284)
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		123,032	91,857
Accumulated other comprehensive income	4	52,287	63,154

Total Sirona Dental Systems, Inc. shareholders’ equity		769,537	743,438

Noncontrolling interests		1,800	1,317

Total shareholders’ equity		771,337	744,755

Total liabilities and shareholders’ equity		$1,659,371	$1,648,075

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

	Financial Statement Notes	Three months ended December 31,
		2009	2008
		$’000s (except per share amounts)
Revenue		$214,823	$179,721
Cost of sales		102,453	92,720

Gross profit		112,370	87,001

Selling, general and administrative expense		59,852	57,422
Research and development		11,465	11,058
Provision for doubtful accounts and notes receivable		64	225
Net other operating income	13	(2,500)	(3,461)

Operating income		43,489	21,757

(Gain)/loss on foreign currency transactions, net		(633)	3,592
(Gain)/loss on derivative instruments	14	(1,023)	4,967
Interest expense, net		5,202	6,064
Other expense		380	—

Income before taxes		39,563	7,134
Income tax provision	9	7,913	1,998

Net income		31,650	5,136
Less: Net income attributable to noncontrolling interests		475	(423)

Net income attributable to Sirona Dental Systems, Inc.		$31,175	$5,559

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):	10
- Basic		$0.57	$0.10

- Diluted		$0.55	$0.10

Weighted average shares—basic		54,968,399	54,862,708

Weighted average shares—diluted		56,356,288	55,130,373

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Sirona Dental Systems, Inc. Shareholders
	Common share capital	Number of common shares issued and outstanding	Additional paid-in capital	Treasury Stock	Excess of purchase price over predecessor basis	Retained earnings	Accumulated other comprehensive income	Noncontrolling Interests	Total
	$’000s (except for amount of common shares issued)
Balances as of September 30, 2008	$549	54,865,995	$620,732	$—	$(49,103)	$38,502	$49,663	$626	$660,969
Issuance of common stock upon exercise of options	1	106,759	531		—	—	—		532
Purchase of treasury stock (at cost)		(27,723)		(284)					(284)
Stock compensation	—		15,726		—	—	—		15,726
Tax benefit of stock options exercised	—		275		—	—	—		275
Comprehensive income:
Net income	—		—		—	53,355	—	629	53,984
Cumulative translation adjustment	—		—		—	—	14,252	62	14,314
Unrecognized elements of pension cost, net of tax	—		—		—	—	(761)		(761)

Total comprehensive income	—		—	—	—	53,355	13,491	691	67,537

Balances as of September 30, 2009	$550	54,945,031	$637,264	$(284)	(49,103)	$91,857	$63,154	$1,317	$744,755

Issuance of common stock upon exercise of options	1	96,459	1,056		—	—	—		1,057
Stock compensation	—		3,939		—	—	—		3,939
Tax benefit of stock options exercised	—		795		—	—	—		795
Comprehensive income:
Net income	—		—		—	31,175	—	475	31,650
Cumulative translation adjustment	—		—		—		(10,780)	8	(10,772)
Unrecognized elements of pension cost, net of tax	—		—		—	—	(87)		(87)

Total comprehensive income	—		—	—	—	31,175	(10,867)	483	20,791

Balances as of December 31, 2009	$551	55,041,490	$643,054	$(284)	(49,103)	$123,032	$52,287	$1,800	$771,337

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2009	2008
	$’000s
Cash flows from operating activities
Net income	$31,650	$5,136

Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	21,779	22,221
Loss on disposal of property, plant and equipment	3	15
(Gain)/loss on derivative instruments	(1,023)	4,967
(Gain)/loss on foreign currency transactions	(633)	3,592
Deferred income taxes	(6,347)	(7,355)
Amortization of debt issuance cost	295	299
Compensation expense from stock options	3,939	3,835

Changes in assets and liabilities
Accounts receivable	(21,129)	(30,726)
Inventories	1,627	(364)
Prepaid expenses and other current assets	8,987	(632)
Restricted cash	—	(46)
Other non-current assets	235	(224)
Trade accounts payable	3,412	(7,020)
Accrued interest on long-term debt	1,393	5,864
Accrued liabilities and deferred income	(6,569)	(645)
Other non-current liabilities	(2,900)	(2,592)
Income taxes receivable	(113)	(662)
Income taxes payable	5,969	2,763

Net cash provided by/(used in) operating activities	40,575	(1,574)

Cash flows from investing activities
Investment in property, plant and equipment	(4,233)	(4,852)
Proceeds from sale of property, plant and equipment	45	283
Purchase of intangible assets	(6)	(52)
Purchase of long-term investments	(166)	—
Sale of businesses, net of cash sold	—	4,985

Net cash provided by/(used in) investing activities	(4,360)	364

The accompanying notes are an integral part of these financial statements.

	Three months ended December 31,
	2009	2008
	$’000s
Cash flows from financing activities
Repayments of short-term and long-term debt	—	(1,153)
Purchase of treasury stock	—	(264)
Common shares issued under share based compensation plans	1,056	—
Tax effect of common shares exercised under share based compensation plans	624	—

Net cash provided by/(used in) financing activities	1,680	(1,417)
Change in cash and cash equivalents	37,895	(2,627)
Effect of exchange rate change on cash and cash equivalents	(3,113)	(3,355)
Cash and cash equivalents at beginning of period	181,098	149,663

Cash and cash equivalents at end of period	$215,880	$143,681

Supplemental information
Interest paid	$4,783	$(704)
Interest capitalized	121	220
Income taxes paid	7,633	6,864
Sale of businesses, net of cash sold
Current assets	$—	$5,899
Non-current assets	—	291
Current liabilities	—	(1,205)

	$—	$4,985

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. General

The Company and its Operations

Sirona Dental Systems, Inc. (“Sirona” or the “Company”) is the leading manufacturer of high-quality, technologically advanced dental equipment, and is focused on developing, manufacturing and marketing innovative systems and solutions for dentists around the world. We offer a broad range of products across all major segments of the dental technology market including CEREC and our other CAD/CAM systems, digital intra oral and 2D and 3D panoramic imaging systems, treatment centers and instruments. The Company acquired Schick Technologies, Inc. (“Schick”) in 2006, in a transaction accounted for as a reverse acquisition, further expanding our global presence and product offerings and strengthening our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 130 years. The Company’s headquarters are located in Long Island City, New York with its primary facility located in Bensheim, Germany, as well as other support, manufacturing, assembling and sales and service facilities located elsewhere in the world.

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the reporting date and the reported amounts of revenues and expenses for the interim period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information not misleading. The year-end condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of December 31, 2009 and September 30, 2009 and the results of operations and cash flows for the three months ended December 31, 2009 and December 31, 2008, as applicable to interim periods have been made. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or future periods.

Management has evaluated events occurring subsequent to December 31, 2009 and through February 8, 2010, the date these interim financial statements were issued, for their effect on these interim financial statements in accordance with ASC 855, Subsequent Events.

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

2. Recently Issued Accounting Pronouncements

Adopted

Business Acquisitions

On October 1, 2009, the Company adopted the new accounting guidance for business combinations (SFAS No. 141 (Revised), Business Combinations (SFAS 141R) – (FASB Codification ASC 805, Business Combinations)). This guidance establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, goodwill, and any noncontrolling interest in the acquiree, as well as disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Additionally, it provides guidance for identifying a business combination, measuring the acquisition date, and defining the measurement period for adjusting provisional amounts recorded. The implementation of this standard did not have a material impact on the Company’s interim condensed consolidated financial statements.

Noncontrolling Interests

On October 1, 2009, the Company adopted the new accounting guidance for reporting a noncontrolling interest (“NCI”) in a subsidiary (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (“SFAS 160”) – (FASB Codification ASC 810, Consolidation), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB No. 51”)). This new guidance defines a noncontrolling interest, establishes a single method of accounting for changes in a parent’s ownership interest not resulting in deconsolidation, accounting for deconsolidation, and expands the disclosures of NCI’s in consolidated financial statements. As a result, the Company reported NCI as a separate component of Stockholders’ Equity in the Condensed Consolidated Balance Sheet. Additionally, the Company reported the portion of net income attributed to the Company and NCI separately in the Condensed Consolidated Income Statements. The portion of comprehensive income attributed to the Company and NCI are reported separately in a Note to the consolidated financial statements. All related disclosures have been adjusted accordingly. Prior year amounts associated with NCI in the financial statements and accompanying footnotes have been adjusted retrospectively to conform to the adoption.

Intangible Assets

On October 1, 2009, the Company adopted the new accounting guidance for determination of the useful lives of intangible assets (FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Lives of Intangible Assets, (“FSP 142-3”) – (FASB Codification ASC 350, Intangibles – Goodwill and Other)). This new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset as well as the period of expected cash flows used to measure the fair value of intangible assets in business combinations. The implementation of this new guidance did not have a material impact on the Company’s interim condensed consolidated financial statements.

Fair Value Measurement

On October 1, 2009, the Company adopted FAS 157, Fair Value Measurements (FASB Codification ASC 820, Fair Value Measurements and Disclosures) for non-recurring fair value measurements of non-financial assets and liabilities. The implementation of this new guidance did not have a material impact on the Company’s interim condensed consolidated financial statements.

Not yet adopted

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, which amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term “fair value” in the revenue allocation with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, replaces the “residual method” of allocation with the “relative selling-price method”, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables applying this method, including proportional allocation of any discounts to each deliverable. In addition, this new guidance will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the selling price of a deliverable on a standalone basis and expands the required disclosures to provide information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s fiscal year beginning October 1, 2010. The Company is evaluating the potential impact of adoption.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that Include Software Elements – a consensus of the FASB Emerging Issues Task Force, which changes the accounting model for revenue arrangements that include both tangible products and software elements. This new guidance removes from the scope of the software revenue recognition guidance in ASC 985-605, Software Revenue Recognition, those tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality. In addition, this guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition guidance as well as provides further guidance on determining which software, if any, relating to the tangible product also would be excluded from the scope of software revenue recognition guidance. The guidance further identifies specific factors in determining whether the tangible product contains software that works together with the nonsoftware components of the tangible product to deliver the tangible product’s essential functions. Guidance is also provided on how a vendor should allocate arrangement consideration to deliverables in an arrangement containing both tangible products and software. The disclosures mandated in ASU 2009-13 are also required by this new guidance. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s fiscal year beginning October 1, 2010. The Company is evaluating the potential impact of adoption.

3. Employee Share-Based Compensation

Stock compensation expense for the Company’s stock option plans amounted to $3,939 and $3,835 for the three months ended December 31, 2009 and 2008, respectively. These expenses include the impact of previous stock options and the restricted stock unit (“RSU”) grant.

On December 8, 2009, the Company granted 188,000 RSU’s under the Equity Incentive Plan (the “2006 Plan”). The RSU’s vest over a period of four years (one third each at December 8, 2011, 2012 and 2013). The value of each RSU is determined by the closing price as of the date of grant of $34.45. The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, and RSU’s to employees, directors, and consultants and received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. As of December 31, 2009, 1,642,045 shares were available for future grant under the 2006 Plan.

4. Comprehensive Income

	Three months ended December 31,
	2009	2008
	$’000s
Net Income	$31,650	$5,136
Other Comprehensive Income/(Loss)
Cumulative translation adjustments	(10,772)	(13,290)
Unrecognized elements of pension cost, net of tax	(87)	(85)

Total Other Comprehensive Loss	(10,859)	(13,375)

Total Comprehensive Income/(Loss)	20,791	(8,239)
Net Income/(Loss) attributable to noncontrolling interests	475	(423)
Translation adjustment attributable to noncontrolling interests	8	(41)
Total Comprehensive Income/(Loss) attributable to noncontrolling interests	483	(464)

Comprehensive Income/(Loss) attributable to Sirona Dental Systems, Inc.	$20,308	$(7,775)

5. Inventories, Net

	December 31, 2009	September 30, 2009
	$’000s
Finished goods	$39,600	$41,594
Work in progress	12,674	14,086
Raw materials	31,944	31,167

	84,218	86,847
Inventory reserve	(12,584)	(12,322)

	$71,634	$74,525

6. Intangible Assets and Goodwill

	Gross	Accumulated amortization	Net
	$’000s
As of December 31, 2009
Patents & licenses	$150,802	$61,035	$89,767
Trademarks	137,711	353	137,358
Technologies and dealer relationships	475,042	276,634	198,408
Prepayments for intangible assets	247	—	247

	763,802	338,022	425,780
Goodwill	685,595	—	685,595

Total intangible assets	$1,449,397	$338,022	$1,111,375

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2009
Patents & licenses	$153,814	$59,322	$94,492
Trademarks	139,743	328	139,415
Technologies and dealer relationships	481,325	267,533	213,792
Prepayments for intangible assets	247	—	247

	775,129	327,183	447,946
Goodwill	696,355	—	696,355

Total intangible assets	$1,471,484	$327,183	$1,144,301

The change in the book value of goodwill and of intangible assets from September 30, 2009 to December 31, 2009 mainly results from foreign currency fluctuations, with an impact of $10,363 on goodwill and $11,327 on intangible assets for the first quarter of fiscal 2010. Goodwill has been reduced by $397 as a result of tax benefits received subsequent to the acquisition of Schick for options that were vested and included in the determination of purchase price at the time of that acquisition.

7. Short-Term Debt and Current Portion of Long-Term Debt

The components of short-term debt are as follows:

	December 31, 2009	September 30, 2009
	$’000s
Current portion of long-term debt	81,900	—
Accrued interest on long-term debt	2,852	2,781
Other short-term debt	3,132	1,907

	$87,884	$4,688

8. Long-Term Debt

The components of long-term debt are as follows:

	December 31, 2009	September 30, 2009
	$’000s
Senior term loan, Tranche A1, variable rate repayable in two installments in November 2010 and November 2011	127,917	127,986
Senior term loan, Tranche A2, variable rate repayable in two installments in November 2010 and November 2011	337,925	343,872
Other debt	1,110	1,147

	466,952	473,005
Less current portion	84,752	2,781

	$382,200	$470,224

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

Each of the senior term loans are to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. The senior debt repayment tranche originally scheduled for November 24, 2009 was prepaid on May 11, 2009 in the amount of $78.6 million. At the Company’s current Debt Cover Ratio, the facilities bear interest of Euribor, for Euro-denominated loans, and Libor for the other loans, plus a margin of 45 basis points for both.

The Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from November 24, 2007 onwards, the applicable margin will vary between 90 basis points and 45 basis points per annum according to the Company’s leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement). Interest rate swaps have been established for 66.6% of the interest until March 2010. The interest rate swaps fix the LIBOR or EURIBOR element of interest payable on 66.7% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period range from 3.50% to 5.24%. Settlement of the swaps is required on a quarterly basis.

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

9. Income Taxes

For the first quarter of fiscal year 2010, an estimated effective tax rate of 20% has been applied, compared to an estimated effective tax rate of 28% for the first quarter of fiscal year 2009 and an effective tax rate for fiscal year 2009 of 14.7%. The estimated effective tax rate is primarily the result of the expected distribution of profits across different countries. Variances between the expected and actual distribution of profits for the remainder of the year could result in a deviation of the actual from the estimated tax rate.

With limited exception, the Company and its subsidiaries are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by taxing authorities for tax returns filed with respect to periods prior to fiscal 2005.

10. Income per Share

The computation of basic and diluted income per share is as follows:

	Three months ended December 31,
	2009	2008
	$’000s (except per share amounts)
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$31,175	$5,559

Weighted average shares outstanding—basic	54,968,399	54,862,708
Dilutive effect of stock options	1,387,889	267,665

Weighted average shares outstanding—diluted	56,356,288	55,130,373

Income per share
Basic	$0.57	$0.10

Diluted	$0.55	$0.10

Stock options to acquire 162,530 and 3,981,000 shares of Sirona’s common stock that were granted in connection with the Company’s stock option Plans were not included in the computation of diluted earnings per share for the three months ended December 31, 2009 and 2008, respectively, because the options’ underlying exercise prices were greater than the average market price of Sirona’s common stock for the respective period.

11. Product Warranty

The following table provides the changes in the product warranty accrual for the three months ended December 31, 2009 and 2008:

	Three months ended December 31,
	2009	2008
	$’000s
Balance at beginning of the period	$11,506	$12,176
Accruals for warranties issued during the period	6,672	5,545
Warranty settlements made during the period	(5,903)	(5,047)
Translation adjustment	(192)	(293)

Balance at the end of the period	$12,083	$12,381

12. Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended December 31,
	2009	2008
	$’000s
Service cost, net	$70	$70
Interest cost	677	639
Amortization of actuarial gains	(121)	(118)

Net periodic benefit cost	$626	$591

13. Net Other Operating Income

Net other operating income for the three months ended December 31, 2009 was $2.5 million, compared to net other operating income of $3.5 million for the three months ended December 31, 2008. In both periods net other operating income included $2.5 million income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. In the three months ended December 31, 2008, net other operating income included a gain from the sale of a sales and service subsidiary of $1.0 million.

Restructuring Costs

In fiscal year 2009, we incurred restructuring costs of $8.2 million included in net other operating income for certain actions to reduce operating costs and thereby to improve the efficiency of our organization.

As of September 30, 2009, we had accrued restructuring costs in the amount of $4.2 million. No further restructuring costs were incurred for the three months ended December 31, 2009. The development of restructuring costs in the current fiscal year is presented in the following table:

	Accrual at October 1, 2009	Restructuring Costs	Payments	Currency translation adjustment	Accrual at December 31, 2009
	$’000s
Severance costs	$3,660	$—	$383	$(56)	$3,221
Consulting costs	581	—	585	4	—

Total	$4,241	$—	$968	$(52)	$3,221

The residual amount of $3.2 million is expected to be paid in fiscal year 2010.

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

Interest rate swaps have been established for 66.6% of the interest on the Senior Term loans until March 2010. The interest rate swaps fix the LIBOR or EURIBOR element of interest payable on 66.7% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period range from 3.5% to 5.24%. Settlement of the swaps is required on a quarterly basis.

Foreign Currency Exposure

Although the U.S. Dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. During the periods under review, the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results. In order to manage foreign currency exposures, the Company enters into foreign exchange forward contracts. As with its interest rate swap instruments, the Company enters into forward contracts that are considered to be economic hedges, which are not considered hedging instruments under ASC 815.

As of December 31, 2009, these contracts had notional amounts totaling $64.8 million. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at December 31, 2009 is described in Note 15 Fair Value Measurements.

The location and amount of gains and losses from the fair value changes of derivative instruments reported in our condensed consolidated income statement were as follows:

		For the three months ended December 31, 2009	For the three months ended December 31, 2008
Derivatives Not Designated as Hedging Instruments	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
Interest rate swap contracts	(Gain)/Loss on derivative instruments	$(3,427)	$8,059
Foreign exchange contracts	Loss/(Gain) on derivative instruments	2,404	(3,092)

Total		$(1,023)	$4,967

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
		Interest	Foreign Exchange
	$’000s
Assets
Derivative Assets	$—	$—	$242	$—	$242
Liabilities
Derivative Liabilities	$—	$(3,054)	$(1,272)	$—	$(4,326)

Total	$—	$(3,054)	$(1,030)	$—

In the Company’s December 31, 2009, Consolidated Balance Sheet derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

The Company did not elect the fair value option for any eligible financial instruments.

Fair value of financial instruments

Financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, foreign currency forward contracts and interest rate swaps. The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate their respective fair values because of the short-term nature of these items. The fair value of the foreign currency forward contracts and interest rate swaps are estimated by obtaining quotes from financial institutions.

16. Segment Reporting

The following tables reflect the results of the Company’s reportable segments under the Company’s management reporting system. The segment performance measure used to monitor segment performance is gross profit (‘‘Segment Performance Measure’’) excluding the impact of the acquisition of control of the Sirona business by Sirona Holdings Luxco S.C.A. (“Luxco”), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners (“MDP”), Beecken Petty O’Keefe and management of Sirona, through a leveraged buyout transaction on June 30, 2005 (the “MDP Transaction”) and the acquisition of Schick Technologies, Inc. (the “Exchange”). This measure is considered by management to better reflect the performance of each segment as it eliminates the need to allocate centrally incurred costs and significant purchase accounting impacts that the Company does not believe are representative of the performance of the segments. Furthermore, the Company monitors performance geographically by region. As the Company manages its business on both a product and a geographical basis, U.S. GAAP requires segmental disclosure based on product information.

	Three months ended December 31,
	2009	2008
	$’000s
Revenue external
Dental CAD/CAM Systems	$73,816	$53,683
Imaging Systems	70,981	64,984
Treatment Centers	43,851	39,077
Instruments	26,057	21,904

Total	$214,705	179,648

Electronic Center and corporate	118	73

Total	$214,823	$179,721

Revenue internal
Dental CAD/CAM Systems	$—	$—
Imaging Systems	4	22
Treatment Centers	8	11
Instruments	2,358	2,234
Intercompany elimination	(2,370)	(2,267)

Total	$—	—

Electronic Center and corporate	5,137	5,372
Intercompany elimination	(5,137)	(5,372)

Total	$—	$—

Revenue total
Dental CAD/CAM Systems	$73,816	$53,683
Imaging Systems	70,985	65,006
Treatment Centers	43,859	39,088
Instruments	28,415	24,138

Total	$217,075	181,915

Electronic Center and corporate	5,255	5,445

Total	$222,330	$187,360

Segment performance measure
Dental CAD/CAM Systems	$50,936	$37,547
Imaging Systems	43,298	38,852
Treatment Centers	18,160	14,723
Instruments	12,309	9,980

Total	$124,703	101,102

Electronic Center and corporate	2,426	2,095

Total	$127,129	$103,197

Depreciation and amortization expense
Dental CAD/CAM Systems	$1,411	$977
Imaging Systems	1,378	1,172
Treatment Centers	1,719	1,433
Instruments	906	765

Total	$5,414	4,347

Electronic Center and corporate	231	262

Total	$5,645	$4,609

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three month periods ended December 31, 2009 and 2008 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended December 31,
	2009	2008
	$’000s
Revenue
Total segments (external)	$214,705	$179,648
Electronic center and corporate	118	73

Consolidated revenue	214,823	179,721

Depreciation and amortization
Total segments	5,414	4,347
Differences management reporting vs. US GAAP, electronic center and corporate	16,390	17,629

Consolidated depreciation and amortization	21,804	21,976

Segment performance measure
Total segments	124,703	101,102
Differences management reporting vs. US GAAP, electronic center and corporate	(12,333)	(14,101)

Consolidated gross profit	112,370	87,001
Selling, general and administrative expense	59,852	57,422
Research and development	11,465	11,058
Provision for doubtful accounts and notes receivable	64	225
Net other operating income	(2,500)	(3,461)
(Gain)/loss on foreign currency transactions, net	(633)	3,592
(Gain)/loss on derivative instruments	(1,023)	4,967
Interest expense, net	5,202	6,064
Other expense	380	—

Income before taxes	$39,563	$7,134

17. Related parties

Sirona Holdings S.C.A. Luxembourg

The Company and Luxco are parties to an advisory services agreement that was automatically renewed for a one-year term on October 1, 2009. Under the agreement, which became effective October 1, 2005, Sirona pays an annual fee to Luxco of €325 (approximately $468), and Luxco provides to Sirona certain advisory services regarding the structure, terms and condition of debt offerings by Sirona, financing sources and options, business development and other services. In addition, pursuant to an agreement between Luxco and MDP IV Offshore GP, LP, MDP IV Offshore GP, LP provides these services to the Company in exchange for a fee from Luxco of €324,593.75.

In December 2009, Luxco sold 7,100,000 shares pursuant to an underwritten follow-on public offering. The Company incurred $0.4 million of costs pursuant to the terms of a registration rights agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this Report and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in “Results of Operations” in this Item and elsewhere in this Report. All amounts are reported in thousands of U.S. Dollars ($), except as otherwise disclosed.

This report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans” and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. All forward looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

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

The Company’s business has grown substantially over the past five years, driven by numerous high-tech product introductions, a continued expansion of its global sales and service infrastructure, strong relationships with key distribution partners, namely Patterson and Henry Schein, and an international dealer network. Patterson and Henry Schein accounted for 32% and 16%, respectively, of Sirona’s global revenues for the three month period ended December 31, 2009. Due to the international nature of the Company’s business, movements in global foreign exchange rates have a significant effect on financial results.

The U.S. market is the largest individual market for Sirona, followed by Germany. Between fiscal 2004 and 2009, the Company increased U.S. revenues from $88.2 million to $221.2 million, driven by innovative products, particularly in the CAD/CAM and imaging segments and the Schick acquisition. Patterson made a payment of

$100 million to Sirona in July 2005 in exchange for the exclusive distribution rights for CAD/CAM products in the U.S. and Canada until 2017 (the “Patterson exclusivity payment”). The amount received was recorded as deferred income and is being recognized on a straight-line basis commencing at the beginning of the extension of the exclusivity period in fiscal 2008.

In addition to strong U.S. market growth, Sirona has pursued expansion in non-U.S. and non-German markets. Between fiscal 2004 and 2009, the Company increased revenues in non-U.S. and non-German markets from $190.9 million to $344.8 million. To support this growth, Sirona expanded its local presence and distribution channels by establishing sales and service locations in Japan, Australia, China, Italy, France, and the UK. The expansion helped to increase market share but also contributed to higher SG&A expenses.

The weak global economy in 2009 resulted in a challenging environment for selling dental technology, which impacted Sirona’s revenues. In fiscal year 2009, U.S. revenues were flat and international revenues decreased 8.2% (up 1.8% on a constant currency basis). We finished the year with a robust fourth quarter with constant currency growth of 8.4%, driven by our innovative high-tech product line. During the year, the Company introduced breakthrough advancements in dental care, led by the CEREC AC. In the context of the weak global economy, the Company implemented a near-term cost savings and deferral plan for 2009 and separately undertook certain targeted actions to reduce operating costs and to increase efficiency on a longer term basis. The near-term cost savings have mainly been deferrals and are therefore not expected to be sustainable. The targeted actions predominantly relate to the increased efficiency and automation of processes in administrative and other overhead functions, as well as the optimization of the supply chain, and resulted in restructuring and other related expenses of $8.2 million in fiscal year 2009. We expect these initiatives to result in annualized cost savings beginning in fiscal year 2010 of approximately $10 million, which we intend to reinvest in continued R&D initiatives and our further global expansion.

The positive trends from the fourth quarter of fiscal year 2009 continued, and we finished the first quarter of fiscal year 2010 exceptionally strong. This development was driven by our recent innovative product launches and our technologically advanced product portfolio. Our net income benefited from robust sales growth, margin expansion, expense management initiatives, and deleveraging. Our targeted cost saving actions are on plan, and we expect to start to reinvest a part of these cost savings as we move through the year. Cash flow from operations was strong, mainly driven by operating income.

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

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. For the three months ended December 31, 2009, approximately 44% of Sirona’s revenue and approximately 72% of its expenses were denominated in Euros. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2008 and December 31, 2009, the U.S. Dollar/Euro exchange rates used to calculate items included in Sirona’s financial statements varied from a low of 1.2439 to a high of 1.5121 and as of December 31, 2009 and September 30, 2009 were 1.4400 and 1.4662, respectively. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of December 31, 2009, these contracts had notional amounts totaling $64.8 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the

U.S. Dollar/Euro average foreign exchange rate for each month of the current period. The monthly exchange rates used in converting Euro denominated revenues into U.S. Dollars in the Company’s financial statements prepared in accordance with U.S. GAAP were: $1.48102 (October), $1.48990 (November), and $1.46064 (December) for the three months ended December 31, 2009. For the three months ended December 31, 2008, an average quarterly foreign exchange rate converting Euro-denominated revenues into U.S. Dollars of $1.31883 was applied.

Loans made to Sirona under the Senior Facilities Agreement entered into November 22, 2006 are denominated in the functional currency of the respective borrowers. See “Liquidity and Capital Resources” for a discussion of our Senior Facilities Agreement. However, intra-group loans are denominated in the functional currency of only one of the parties to the loan agreements. Where intra-group loans are of a long-term investment nature, the potential non-cash fluctuations in exchange rates are reflected within other comprehensive income. These fluctuations may be significant in any period due to changes in the exchange rates between the Euro and the U.S. Dollar.

Fluctuations in Quarterly Operating Results

Sirona’s quarterly operating results have varied in the past and are likely to vary in the future. These variations result from a number of factors, many of which are substantially outside its control, including:

•	the timing of new product introductions by us and our competitors;

•	the timing of industry tradeshows;

•	changes in relationships with distributors;

•	developments in government reimbursement policies;

•	changes in product mix;

•	our ability to supply products to meet customer demand;

•	fluctuations in manufacturing costs;

•	income tax incentives;

•	currency fluctuation; and

•	general economic conditions, as well as those specific to the healthcare industry and related industries.

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

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Revenue

Revenue for the three months ended December 31, 2009 was $214.8 million, an increase of $35.1 million, or 19.5%, compared with the three months ended December 31, 2008. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 10.9%. By segment, CAD/CAM increased 37.5% (up 29.3% on a constant currency basis), Instruments increased 19.0% (up 6.7% on a constant currency basis), Treatment Centers increased 12.2% (up 0.5% on a constant currency basis), and Imaging Systems increased 9.2% (up 3.7% on a constant currency basis).

We were able to grow revenues in all segments due to the demand for our innovative product offering, and we continue to benefit from our global sales and service infrastructure. Our products enable dental professionals to improve their clinical results and to increase the profitability of their practices. Our new innovative products, including CEREC AC, Galileos, and Teneo, continued to show strong demand.

Revenue in the United States for the three months ended December 31, 2009 increased by 12.1% compared to the prior year period, driven by the CAD/CAM and Imaging segments.

Revenue outside the United States increased by 23.3%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 10.4%. Revenue growth was particularly driven by Germany, Australia, Canada, and Japan.

Cost of Sales

Cost of sales for the three months ended December 31, 2009 was $102.5 million, an increase of $9.8 million, or 10.5%, as compared with the three months ended December 31, 2008. Gross profit as a percentage of revenue was 52.3% compared to 48.4% in the prior year. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $14.9 million as well as non-cash option expense of $0.03 million for the three months ended December 31, 2009, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $16.2 million as well as non-cash option expense of $0.1 million for the three months ended December 31, 2008. Excluding these amounts, costs of sales as a percentage of revenue was 40.7% for the three months ended December 31, 2009 compared with 42.5% for the three months ended December 31, 2008 and therefore gross profit as a percentage of revenue was 59.3% compared to 57.5%. Gross profit margins in all segments expanded, except for the gross profit margin in the CAD/CAM segment, which was slightly below prior year due to the trade-in program in the U.S. The expansion was driven by product and regional mix.

Selling, General and Administrative

SG&A expense for the three months ended December 31, 2009 was $59.9 million, an increase of $2.4 million, or 4.2%, as compared with the three months ended December 31, 2008. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $1.0 million, as well as non-cash option expense in the amount of $3.9 million for the three months ended December 31, 2009, compared with $1.0 million and $3.6 million, respectively, for the three months ended December 31, 2008. Excluding these amounts, as a percentage of revenue, SG&A expense decreased to 25.6% for the three months ended December 31, 2009 as compared with 29.4% for the three months ended December 31, 2008. The decrease in SG&A as a percentage of sales is mainly driven by higher sales and cost savings.

Research and Development

R&D expense for the three months ended December 31, 2009 was $11.5 million, an increase of $0.4 million, or 3.7%, as compared with the three months ended December 31, 2008. R&D expense included non-cash stock option expense in the amount of $0.05 million and $0.2 million, respectively, for the three months ended December 31, 2009 and December 31, 2008. Excluding these amounts, as a percentage of revenue, R&D expense was 5.3% for the three months ended December 31, 2009, compared with 6.1% for the three months ended December 31, 2008.

Net other operating income

Net other operating income for the three months ended December 31, 2009 was $2.5 million, compared to a net operating income of $3.5 million for the three months ended December 31, 2008. In both periods net other operating income included $2.5 million income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. In the three months ended December 31, 2008, net other operating income included a gain from the sale of a subsidiary of $1.0 million.

Gain/Loss on Foreign Currency Transactions

Gain on foreign currency transactions for the three months ended December 31, 2009 amounted to $0.6 million compared to a loss of $3.6 million for the three months ended December 31, 2008. For the three months ended December 31, 2009, the gain included an unrealized non-cash foreign currency loss of $1.4 million on the U.S. Dollar denominated deferred income, resulting from the currency revaluation adjustment of Patterson’s exclusivity payment and a $1.3 million loss due to the currency revaluation of U.S. Dollar denominated short-term intra-group loans. For the three months ended December 31, 2008, the loss included an unrealized non-cash foreign currency loss of $2.3 million on the U.S. Dollar denominated deferred income, resulting from the currency revaluation adjustment of Patterson’s exclusivity payment and a $1.3 million loss due to the currency revaluation of U.S. Dollar denominated short-term intra-group loans.

Gain/Loss on Derivative Instruments

Gain on derivative instruments for the three months ended December 31, 2009 amounted to $1.0 million compared to a loss of $5.0 million for the three months ended December 31, 2008. For the three months ended December 31, 2009, the gain included an unrealized non-cash gain of $3.4 million on interest swaps, as well as a non-cash loss on foreign currency hedges of $2.4 million. The loss for the three months ended December 31, 2008 included an unrealized non-cash loss of $8.1 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $3.1 million.

Interest Expense

Net interest expense for the three months ended December 31, 2009 was $5.2 million, compared to $6.1 million for the three months ended December 31, 2008. This decrease resulted from lower interest rates and lower overall debt levels.

Other Expense

Professional fees of $0.4 million, related to the December 2009 follow-on public offering, were incurred in the first quarter of fiscal year 2010.

Income Tax Provision

The income tax provision for the three months ended December 31, 2009 was $7.9 million, compared to $2.0 million for the three months ended December 31, 2008. For the first quarter of fiscal year 2010, an estimated effective tax rate of 20% has been applied, compared to an estimated effective tax rate of 28% for the first quarter of fiscal 2009, and an effective tax rate of 14.7% in fiscal 2009. The estimated effective tax rate is primarily the result of the expected distribution of profits across different countries.

Net Income

Sirona’s net income for the three months ended December 31, 2009 was $31.2 million, an increase of $25.6 million, as compared with the three months ended December 31, 2008. First quarter 2010 net income included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related past business combinations (i.e. the Exchange and the MDP transaction – deal related amortization and depreciation) of $15.9 million ($12.7 million net of tax), unrealized, non-cash foreign currency losses on the deferred income from the Patterson exclusivity payment of $1.4 million ($1.1 million net of tax) and losses on short-term intra-group loans of $1.3 million ($1.0 million net of tax).

Sirona’s net income for the three month period ended December 31, 2008 included deal related amortization and depreciation of $17.2 million ($12.4 million net of tax), currency revaluation losses on the deferred income from the Patterson exclusivity payment of $2.3 million ($1.6 million net of tax) and revaluation losses on short-term intra-group loans of $1.4 million ($1.0 million net of tax).

Option expense was $3.9 million ($3.1 million net of tax) in the first quarter of 2010, compared to $3.8 million ($2.8 million net of tax) in the prior year period.

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

The Senior Facilities Agreement contains restrictive covenants that limit Sirona’s ability to make loans, make investments (including in joint ventures), incur additional indebtedness, make acquisitions or pay dividends, subject to agreed exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of interest payments and defined earnings measures. If the Company breaches any of the covenants, the loans will be become repayable on demand. The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to consolidated adjusted EBITDA (“Consolidated Adjusted EBITDA”) of no more than 2.50 to 1, and a cash interest coverage ratio (“Cash Interest Cover Ratio”) of consolidated adjusted EBITDA to cash interest costs of 4.00 to 1 or greater. The Company is required to test its ratios as of September 30 and March 31. As of September 30, 2009, the most recent period for which these ratios were calculated, the Company was in compliance with both ratios. For further information regarding the calculation of these ratios as of September 30, 2009, please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Cash Flows

	Three months ended
	December 31, 2009	December 31, 2008
	$’000s
Net cash provided by/(used in) operating activities	$40,575	$(1,574)
Net cash (used in)/provided by investing activities	(4,360)	364
Net cash provided by/(used in) financing activities	1,680	(1,417)

Increase/(decrease) in cash during the period (before exchange rate effects)	$37,895	$(2,627)

Net Cash Provided by/ (Used in) Operating Activities

Net cash provided by/(used in) operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by/(used in) operating activities was $40.6 million for the three months ended December 31, 2009, compared to $(1.6) million for the three months ended December 31, 2008. The primary contributing factor to the increase in cash provided by operating activities was an increase in operating income, as well as an improvement in working capital. The primary contributing factors to the decrease in cash from operating activities for the three months ended December 31, 2008, were a decrease in net income as well as an increase in working capital, mainly driven by the increase in accounts receivable.

Net Cash (Used in)/Provided by Investing Activities

For the three months ended December 31, 2009, net cash used in investing activities represents cash used in capital expenditures in the course of normal operating activities. The investing cash inflow for the three months ended December 31, 2008, resulted from proceeds from the disposal of long-lived assets and the proceeds from the sale of a sales and services subsidiary effective November 28, 2008, exceeding the capital expenditures in the course of normal operating activities.

Net Cash Provided by/(Used in) Financing Activities

Net cash provided by financing activities was $1.7 million for the three months ended December 31, 2009, compared to net cash used in financing activities of $(1.4) million for the three months ended December 31, 2008. Net cash provided by financing activities in the three months ended December 31, 2009 primarily relates to proceeds and tax-related benefits of stock options exercised in the quarter. Net cash used in financing activities in the three months ended December 31, 2008, related to the repayment of a bank loan in China and the purchase of treasury shares under the stock repurchase program.

Sirona’s management believes that Sirona’s operating cash flows and available cash (including restricted cash), together with its long-term borrowings, will be sufficient to fund its working capital needs, research and development expenses, anticipated capital expenditure and debt service requirements for the foreseeable future.

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

Each of the senior term loans has a five year maturity and is to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% is due on November 24, 2009, 15% is due on November 24, 2010 and 70% is due on November 24, 2011. The senior debt repayment tranche originally scheduled for November 24, 2009 was prepaid on May 11, 2009 in the amount of $78.6 million. At the Company’s current Debt Cover Ratio, the facilities bear interest of Euribor, for Euro-denominated loans, and Libor for the other loans, plus a margin of 45 basis points for both.

The Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from November 24, 2007 onwards, the applicable margin will vary between 90 basis points and 45 basis points per annum according to the Company’s leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement). Interest rate swaps have been established for 66.6% of the interest until March 2010. The interest rate swaps fix the LIBOR or EURIBOR element of interest payable on 66.7% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period range from 3.50% to 5.24%. Settlement of the swaps is required on a quarterly basis.

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

Debt issuance costs of $5.6 million were incurred in relation to the new financing and were capitalized as deferred charges.

Other Financial Data

	Three months ended December 31,
	2009	2008
	$’000s
Net income attributable to Sirona Dental Systems, Inc.	$31,175	$5,559
Net interest expense	5,202	6,064
Provision for income taxes	7,913	1,998
Depreciation	5,622	4,608
Amortization	16,157	17,613

EBITDA	$66,069	$35,842

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

In addition to EBITDA, the accompanying financial tables also set forth certain supplementary information that Sirona believes is useful for investors in evaluating Sirona’s underlying operations. This supplemental information includes gains/losses recorded in the periods presented which relate to the early extinguishment of debt, share based compensation, revaluation of U.S. Dollar denominated exclusivity payment and borrowings where the functional currency is Euro, and the Exchange. Sirona’s management believes that these items are either nonrecurring or noncash in nature, and should be considered by investors in assessing Sirona’s financial condition, operating performance and underlying strength.

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

Supplemental Information

	Three months ended December 31,
	2009	2008
	$’000s
Share-based compensation	$3,939	$3,835
Unrealized, non-cash loss on revaluation of the carrying value of the $-denominated exclusivity fee	1,352	2,291
Unrealized, non-cash loss on revaluation of the carrying value of short-term intra-group loans	1,267	1,402

	$6,558	$7,528

Recently Issued Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements for discussion of recently issued accounting pronouncements that have not yet been adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk since September 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2009. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item IA of its 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title

1.1	Underwriting Agreement, dated December 11, 2009, among Sirona Dental Systems, Inc., Sirona Holdings Luxco S.C.A., Jeffrey T. Slovin and Barclays Capital Inc. (incorporated by reference to Form 8-K filed on December 15, 2009).

10.1	Form of Restricted Stock Unit Agreement for December 8, 2009 restricted stock unit grants (incorporated by reference to Form 8-K filed on December 11, 2009).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2010

Sirona Dental Systems, Inc.

By:	/s/ Simone Blank
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)