Form 10-Q
period 2010-03-31
SIRONA DENTAL SYSTEMS, INC.
filed 2010-05-05
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Yes  ☐    No   ☑

As of May 3, 2010, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,241,197.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2010

PART I	FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Financial Statement Notes	March 31, 2010	September 30, 2009
		(unaudited)
		$’000s (except per share amounts)
ASSETS

Current assets
Cash and cash equivalents		$162,439	$181,098
Restricted cash		721	902
Accounts receivable, net of allowance for doubtful accounts of $2.201 and $2,088, respectively		99,700	98,277
Inventories, net	5	73,144	74,525
Deferred tax assets		17,045	16,483
Prepaid expenses and other current assets		16,839	20,239
Income tax receivable		2,578	3,956

Total current assets		372,466	395,480
Property, plant and equipment, net of accumulated depreciation and amortization of $72,435 and $70,061, respectively		93,637	102,775
Goodwill	6	648,233	696,355
Investments		1,802	1,739
Intangible assets, net of accumulated amortization of $335,340 and $327,183, respectively	6	389,220	447,946
Other non-current assets		1,425	2,837
Deferred tax assets		1,107	943

Total assets		$1,507,890	$1,648,075

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		$39,798	$38,463
Short-term debt and current portion of long-term debt	7	2,988	4,688
Income taxes payable		7,821	5,191
Deferred tax liabilities		1,502	466
Accrued liabilities and deferred income		75,079	95,602

Total current liabilities		127,188	144,410
Long-term debt	8	364,336	470,224
Deferred tax liabilities		139,970	159,659
Other non-current liabilities		12,144	8,699
Pension related provisions	12	46,234	50,328
Deferred income		65,000	70,000

Total liabilities		754,872	903,320

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		—	—
Common stock ($0.01 par value; 95,000,000 shares authorized; 55,241,095 shares issued and 55,213,372 shares outstanding at Mar. 31, 2010 and 54,972,754 shares issued and 54,945,031 shares outstanding at Sept. 30, 2009)		553	550
Additional paid-in capital		645,807	637,264
Treasury stock (27,723 shares at cost)		(284)	(284)
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		140,571	91,857
Accumulated other comprehensive income		13,542	63,154

Total Sirona Dental Systems, Inc. shareholders’ equity		751,086	743,438

Noncontrolling interests		1,932	1,317

Total shareholders’ equity		753,018	744,755

Total liabilities and shareholders’ equity		$1,507,890	$1,648,075

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

	Financial Statement Notes	Three months ended March 31,		Six months ended March 31,
		2010	2009	2010	2009
		$’000s (except per share amounts)		$’000s (except per share amounts)
Revenue		$190,136	$164,822	$404,959	$344,543
Cost of sales		90,803	84,507	193,256	177,227

Gross profit		99,333	80,315	211,703	167,316

Selling, general and administrative expense		60,354	56,048	120,206	113,470
Research and development		11,690	10,043	23,155	21,101
Provision for doubtful accounts and notes receivable		72	221	136	446
Net other operating (income)/loss and restructuring costs	13	(3,408)	270	(5,908)	(3,191)

Operating income		30,625	13,733	74,114	35,490

Loss on foreign currency transactions, net		5,049	7,077	4,416	10,669
(Gain)/loss on derivative instruments	14	(1,712)	(240)	(2,735)	4,727
Interest expense, net		4,141	5,593	9,343	11,657
Other expense		404	—	784	—

Income before taxes		22,743	1,303	62,306	8,437
Income tax provision	9	4,548	364	12,461	2,362

Net income		18,195	939	49,845	6,075
Less: Net income attributable to noncontrolling interests		656	344	1,131	(79)

Net income attributable to Sirona Dental Systems, Inc.		$17,539	$595	$48,714	$6,154

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):	10
- Basic		$0.32	$0.01	$0.88	$0.11

- Diluted		$0.31	$0.01	$0.86	$0.11

Weighted average shares—basic		55,122,944	54,818,604	55,044,832	54,856,537

Weighted average shares—diluted		56,610,111	55,044,094	56,490,563	55,103,133

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2010	2009
	$’000s
Cash flows from operating activities
Net income	$49,845	$6,075

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	42,589	44,572
Loss on disposal of property, plant and equipment	15	80
(Gain)/loss on derivative instruments	(2,735)	4,727
Loss on foreign currency transactions	4,416	10,669
Deferred income taxes	(9,491)	(14,010)
Amortization of debt issuance cost	586	597
Compensation expense from stock options	8,048	7,794

Changes in assets and liabilities
Accounts receivable	(7,288)	(24,724)
Inventories	(3,601)	(1,776)
Prepaid expenses and other current assets	6,701	(11,834)
Restricted cash	109	(16)
Other non-current assets	26	(664)
Trade accounts payable	3,353	(3,177)
Accrued interest on long-term debt	(1,412)	(4,043)
Accrued liabilities and deferred income	(25,309)	6,371
Other non-current liabilities	4,037	(2,702)
Income taxes receivable	1,506	2,066
Income taxes payable	3,415	1,867

Net cash provided by operating activities	74,810	21,872

Cash flows from investing activities
Investment in property, plant and equipment	(9,566)	(10,137)
Proceeds from sale of property, plant and equipment	150	283
Purchase of intangible assets	—	(64)
Purchase of long-term investments	(230)	(63)
Sale of businesses, net of cash sold	1,928	4,985

Net cash used in investing activities	(7,718)	(4,996)

The accompanying notes are an integral part of these financial statements.

	Six months ended March 31,
	2010	2009
	$’000s
Cash flows from financing activities
Repayments of short-term and long-term debt	(78,072)	(1,153)
Purchase of treasury stock	—	(285)
Common shares issued under share based compensation plans	2,973	134
Tax effect of common shares exercised under share based compensation plans	1,181	34

Net cash used in financing activities	(73,918)	(1,270)
Change in cash and cash equivalents	(6,826)	15,606
Effect of exchange rate change on cash and cash equivalents	(11,833)	(7,765)
Cash and cash equivalents at beginning of period	181,098	149,663

Cash and cash equivalents at end of period	$162,439	$157,504

Supplemental information
Interest paid	$10,381	$13,468
Interest capitalized	242	265
Income taxes paid	18,478	12,064
Sale of businesses, net of cash sold
Current assets	$2,406	$5,899
Non-current assets	550	291
Current liabilities	(867)	(1,205)
Non-current liabilities	(161)	—

	$1,928	$4,985

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

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of March 31, 2010 and September 30, 2009 and the results of operations and cash flows for the three and six months ended March 31, 2010 and 2009, respectively, as applicable to interim periods have been made. The results of operations for the three or six months ended March 31, 2010 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

3. Employee Share-Based Compensation

Stock compensation expense for the Company’s stock option plans amounted to $4,109 and $8,048 for the three and six months ended March 31, 2010, respectively, and $3,959 and $7,794 for the three and six months ended March 31, 2009, respectively. The fiscal 2010 expenses include the impact of previous stock options, restricted stock, and the restricted stock unit (“RSU”) grants.

On December 8, 2009, the Company granted 188,000 RSU’s under the Equity Incentive Plan (the “2006 Plan”). The RSU’s vest over a period of four years (one third each at December 8, 2011, 2012 and 2013). The value of each RSU is determined by the closing price as of the date of grant of $34.45. The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, and RSU’s to employees, directors, and consultants and received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. As of March 31, 2010, 1,646,358 shares were available for future grant under the 2006 Plan.

4. Comprehensive Income/(Loss) and Change in Equity

	Changes in Equity attributable to Sirona Dental Systems, Inc.		Changes in Equity attributable to Noncontrolling Interests		Total Change in Equity for the Period
	Three months ended March 31	Six months ended March 31	Three months ended March 31	Six months ended March 31	Three months ended March 31	Six months ended March 31
	$’000s
As of March 31, 2010
Comprehensive Income/(Loss):
Net Income	$17,539	$48,714	$656	$1,131	$18,195	$49,845
Other Comprehensive Income/(Loss)
Cumulative translation adjustments	(38,668)	(49,448)	(26)	(18)	(38,694)	(49,466)
Unrecognized elements of pension cost, net of tax	(77)	(164)	—	—	(77)	(164)

Total Other Comprehensive Loss	(38,745)	(49,612)	(26)	(18)	(38,771)	(49,630)

Total Comprehensive Income/(Loss)	(21,206)	(898)	630	1,113	(20,576)	215

Transactions with shareholders:
Stock-based compensation activities	3,573	9,364	—	—	3,573	9,364
Purchase of shares from noncontrolling interest	(818)	(818)	(498)	(498)	(1,316)	(1,316)

Total transactions with shareholders	2,755	8,546	(498)	(498)	2,257	8,048

Total Change in Equity for the period	$(18,451)	$7,648	$132	$615	$(18,319)	$8,263

	Changes in Equity attributable to Sirona Dental Systems, Inc.		Changes in Equity attributable to Noncontrolling Interests		Total Change in Equity for the Period
	Three months ended March 31	Six months ended March 31	Three months ended March 31	Six months ended March 31	Three months ended March 31	Six months ended March 31
	$’000s
As of March 31, 2009
Comprehensive Income/(Loss):
Net Income	$595	$6,154	$344	$(79)	$939	$6,075
Other Comprehensive Income/(Loss)
Cumulative translation adjustments	(23,287)	(36,821)	(1)	(42)	(23,288)	(36,863)
Unrecognized elements of pension cost, net of tax	117	235	—	—	117	235

Total Other Comprehensive Loss	(23,170)	(36,586)	(1)	(42)	(23,171)	(36,628)

Total Comprehensive Income/(Loss)	(22,575)	(30,432)	343	(121)	(22,232)	(30,553)

Transactions with shareholders:
Stock-based compensation activities	4,128	7,962	—	—	4,128	7,962
Purchase of treasury stock	(20)	(284)	—	—	(20)	(284)
Purchase of shares from noncontrolling interest	—	—	—	—	—	—

Total transactions with shareholders	4,108	7,678	—	—	4,108	7,678

Total Change in Equity for the period	$(18,467)	$(22,754)	$343	$(121)	$(18,124)	$(22,875)

5. Inventories, Net

	March 31, 2010	September 30, 2009
	$’000s
Finished goods	$43,187	$41,594
Work in progress	13,098	14,086
Raw materials	28,572	31,167

	84,857	86,847
Inventory reserve	(11,713)	(12,322)

	$73,144	$74,525

6. Intangible Assets and Goodwill

	Gross	Accumulated amortization	Net
	$’000s
As of March 31, 2010
Patents & licenses	$140,936	$59,748	$81,188
Trademarks	130,512	378	130,134
Technologies and dealer relationships	452,865	275,214	177,651
Prepayments for intangible assets	247	—	247

	724,560	335,340	389,220
Goodwill	648,233	—	648,233

Total intangible assets	$1,372,793	$335,340	$1,037,453

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2009
Patents & licenses	$153,814	$59,322	$94,492
Trademarks	139,743	328	139,415
Technologies and dealer relationships	481,325	267,533	213,792
Prepayments for intangible assets	247	—	247

	775,129	327,183	447,946
Goodwill	696,355	—	696,355

Total intangible assets	$1,471,484	$327,183	$1,144,301

The change in the book value of goodwill and of intangible assets from September 30, 2009 to March 31, 2010 mainly results from foreign currency fluctuations, with an impact of $47,066 on goodwill and $50,569 on intangible assets for the first half of fiscal 2010. Goodwill has also been reduced by (i) $400 as a result of the sale of a subsidiary and (ii) $656 as a result of tax benefits received subsequent to the acquisition of Schick for options that were vested and included in the determination of purchase price at the time of that acquisition.

7. Short-Term Debt and Current Portion of Long-Term Debt

The components of short-term debt are as follows:

	March 31, 2010	September 30, 2009
	$’000s
Accrued interest on long-term debt	—	2,781
Other short-term debt	2,988	1,907

	$2,988	$4,688

8. Long-Term Debt

The components of long-term debt are as follows:

	March 31, 2010	September 30, 2009
	$’000s
Senior term loan, Tranche A1, variable rate repayable in November 2011	105,000	127,986
Senior term loan, Tranche A2, variable rate repayable in November 2011	259,336	343,872
Other debt	—	1,147

	364,336	473,005
Less current portion	—	2,781

	$364,336	$470,224

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

Each of the senior term loans are to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% was due on November 24, 2009, 15% was due on November 24, 2010 and 70% is due on November 24, 2011. The senior debt repayment tranche originally scheduled for November 24, 2009 was prepaid on May 11, 2009 in the amount of $78.6 million, and the senior debt repayment tranche originally scheduled for November 24, 2010 was prepaid on March 31, 2010 in the amount of $78.1 million. At the Company’s current Debt Cover Ratio, the facilities bear interest of Euribor, for Euro-denominated loans, and Libor for the other loans, plus a margin of 45 basis points for both.

The Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from November 24, 2007 onwards, the applicable margin will vary between 90 basis points and 45 basis points per annum according to the Company’s leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement). Interest rate swaps were established for 66.6% of the interest until March 2010. These swaps expired on March 31, 2010 and were not renewed. The interest rate swaps fixed the LIBOR or EURIBOR element of interest payable on 66.7% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period ranged from 3.50% to 5.24%. Settlement of the swaps was required on a quarterly basis.

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

9. Income Taxes

For the first half of fiscal year 2010, an estimated effective tax rate of 20% has been applied, compared to an estimated effective tax rate of 28% for the first half of fiscal year 2009 and an effective tax rate for fiscal year 2009 of 14.7%. The estimated effective tax rate is primarily driven by the expected distribution of profits across different countries. Factors such as variances between the expected and actual distribution of profits for the remainder of the year could result in a deviation of the actual from the estimated tax rate.

With limited exception, the Company and its subsidiaries are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by taxing authorities for tax returns filed with respect to periods prior to fiscal 2005.

10. Income per Share

The computation of basic and diluted income per share is as follows:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	$’000s (except per share amounts)		$’000s (except per share amounts)
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$17,539	$595	$48,714	$6,154

Weighted average shares outstanding—basic	55,122,944	54,818,604	55,044,832	54,856,537
Dilutive effect of stock options	1,487,167	225,490	1,445,731	246,596

Weighted average shares outstanding—diluted	56,610,111	55,044,094	56,490,563	55,103,133

Income per share
Basic	$0.32	$0.01	$0.88	$0.11

Diluted	$0.31	$0.01	$0.86	$0.11

Stock options to acquire 80,250 and 1,231,950 shares of Sirona’s common stock that were granted in connection with the Company’s stock option plans were not included in the computation of diluted earnings per share for the three and six months ended March 31, 2010 and 2009, respectively, because the options’ underlying exercise prices were greater than the average market price of Sirona’s common stock for the respective period.

11. Product Warranty

The following table provides the changes in the product warranty accrual for the three and six months ended March 31, 2010 and 2009:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	$’000s		$’000s
Balance at beginning of the period	$12,083	$12,381	$11,506	$12,176
Accruals for warranties issued during the period	4,828	4,934	11,549	10,276
Warranty settlements made during the period	(4,570)	(4,986)	(10,512)	(9,832)
Translation adjustment	(715)	(523)	(917)	(814)

Balance at the end of the period	$11,626	$11,806	$11,626	$11,806

12. Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	$’000s		$’000s
Service cost, net	$65	$70	$135	$140
Interest cost	635	634	1,312	1,273
Amortization of actuarial gains	(112)	(117)	(233)	(235)

Net periodic benefit cost	$588	$587	$1,214	$1,178

13. Net Other Operating Income

Net other operating income for the three and six months ended March 31, 2010 was $3.4 million and $5.9 million, respectively, compared to net other operating income/(loss) of $(0.3) million and $3.2 million, respectively, for the three and six months ended March 31, 2009. In both periods, net other operating income included $2.5 million (three months) and $5.0 million (six months), respectively, of income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. In the three and six months ended March 31, 2010, net other operating income included a gain from the sale of a subsidiary in Italy of $0.9 million. In the three and six months ended March 31, 2009, net other operating income included a gain from the sale of a sales and service subsidiary in Spain of $1.0 million. In the three and six months ended March 31, 2009, net other operating income included restructuring costs of $2.8 million.

Restructuring Costs

In fiscal year 2009, we incurred restructuring costs of $8.2 million included in net other operating income for certain actions to reduce operating costs and thereby to improve the efficiency of our organization.

As of September 30, 2009, we had accrued restructuring costs in the amount of $4.2 million. No further restructuring costs were incurred for the three and six months ended March 31, 2010. The development of restructuring costs in the current fiscal year is presented in the following table:

	Accrual at October 1, 2009	Restructuring Costs	Payments	Currency translation adjustment	Accrual at March 31, 2010
	$’000s
Severance costs	$3,660	$—	$1,887	$(222)	$1,551
Consulting costs	581	—	585	4	—

Total	$4,241	$—	$2,472	$(218)	$1,551

The residual amount of $1.6 million is expected to be paid in fiscal year 2010.

14. Derivative Instruments and Hedging Strategies

Our operations are exposed to market risks from changes in foreign currency exchange rates and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Interest Rate Risk

The Company is exposed to interest rate risk associated with fluctuations in the interest rates on its variable interest rate debt. In order to manage this risk, the Company entered into interest rate swap agreements that convert the debt’s variable interest rate to a fixed interest rate. While these swap agreements were considered to be economic hedges, they are not designated as hedging instruments under ASC 815.

Interest rate swaps were established for 66.6% of the interest until March 2010. These swaps expired on March 31, 2010 and were not renewed. The interest rate swaps fixed the LIBOR or EURIBOR element of interest payable on 66.7% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period ranged from 3.50% to 5.24%. Settlement of the swaps was required on a quarterly basis.

Foreign Currency Exposure

Although the U.S. Dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. During the periods under review, particularly the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results.

In order to manage foreign currency exposures, the Company enters into foreign exchange forward contracts (USD, AUD, and JPY). As with its interest rate swap instruments, the Company enters into forward contracts that are considered to be economic hedges, which are not considered hedging instruments under ASC 815.

As of March 31, 2010, these contracts had notional amounts totaling $72.7 million. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at March 31, 2010 is described in Note 15 Fair Value Measurements.

The location and amount of gains and losses from the fair value changes of derivative instruments reported in our condensed consolidated income statement were as follows:

		For the three months ended		For the six months ended
		March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Derivatives Not Designated as Hedging Instruments	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
Interest rate swap contracts	(Gain)/Loss on derivative instruments	$(2,937)	$507	$(6,364)	$8,566
Foreign exchange contracts	(Gain)/Loss on derivative instruments	1,225	(747)	3,629	(3,839)

Total		$(1,712)	$(240)	$(2,735)	$4,727

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities related to foreign exchange contracts measured at fair value on a recurring basis as of March 31, 2010:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$’000s
Assets
Derivative Assets	$—	$125	$—	$125
Liabilities
Derivative Liabilities	$—	$(2,201)	$—	$(2,201)

Total	$—	$(2,076)	$—

In the Company’s March 31, 2010 Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

The Company did not elect the fair value option for any eligible financial instruments.

Fair value of financial instruments

Financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, and foreign currency forward contracts. The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate their respective fair values because of the short-term nature of these items. The fair value of foreign currency forward contracts is estimated by obtaining quotes from financial institutions.

16. Segment Reporting

The following tables reflect the results of the Company’s reportable segments under the Company’s management reporting system. The segment performance measure used to monitor segment performance is gross profit (“Segment Performance Measure”) excluding the impact of the acquisition of control of the Sirona business by Sirona Holdings Luxco S.C.A. (“Luxco”), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners (“MDP”), Beecken Petty O’Keefe and management of Sirona, through a leveraged buyout transaction on June 30, 2005 (the “MDP Transaction”) and the acquisition of Schick (the “Exchange”) in 2006. This measure is considered by management to better reflect the performance of each segment as it eliminates the need to allocate centrally incurred costs and significant purchase accounting impacts that the Company does not believe are representative of the performance of the segments. Furthermore, the Company monitors performance geographically by region. As the Company manages its business on both a product and a geographical basis, U.S. GAAP requires segmental disclosure based on product information.

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	$’000s		$’000s
Revenue external
Dental CAD/CAM Systems	$66,306	$62,340	$140,122	$116,023
Imaging Systems	59,535	49,451	130,516	114,435
Treatment Centers	39,857	33,050	83,708	72,127
Instruments	24,196	19,823	50,253	41,727

Total	$189,894	164,664	404,599	344,312

Electronic Center and corporate	242	158	360	231

Total	$190,136	$164,822	$404,959	$344,543

Revenue internal
Dental CAD/CAM Systems	$—	$—	$—	$—
Imaging Systems	11	5	15	27
Treatment Centers	8	4	16	15
Instruments	2,485	2,133	4,843	4,367
Intercompany elimination	(2,504)	(2,142)	(4,874)	(4,409)

Total	$—	—	—	—

Electronic Center and corporate	5,294	4,418	10,431	9,790
Intercompany elimination	(5,294)	(4,418)	(10,431)	(9,790)

Total	$—	$—	$—	$—

Revenue total
Dental CAD/CAM Systems	$66,306	$62,340	$140,122	$116,023
Imaging Systems	59,546	49,456	130,531	114,462
Treatment Centers	39,865	33,054	83,724	72,142
Instruments	26,681	21,956	55,096	46,094

Total	$192,398	166,806	409,473	348,721

Electronic Center and corporate	5,536	4,576	10,791	10,021

Total	$197,934	$171,382	$420,264	$358,742

Segment performance measure
Dental CAD/CAM Systems	$47,498	$43,414	$98,434	$80,961
Imaging Systems	35,878	29,160	79,176	68,012
Treatment Centers	16,516	12,311	34,676	27,034
Instruments	11,114	8,947	23,423	18,927

Total	$111,006	93,832	235,709	194,934

Electronic Center and corporate	2,760	(959)	5,186	1,136

Total	$113,766	$92,873	$240,895	$196,070

Depreciation and amortization expense
Dental CAD/CAM Systems	$1,403	$1,151	$2,814	$2,128
Imaging Systems	1,257	1,152	2,635	2,324
Treatment Centers	1,608	1,386	3,327	2,819
Instruments	802	503	1,708	1,268

Total	$5,070	4,192	10,484	8,539

Electronic Center and corporate	936	599	1,167	861

Total	$6,006	$4,791	$11,651	$9,400

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three and six month periods ended March 31, 2010 and 2009 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	$’000s		$’000s
Revenue
Total segments (external)	$189,894	$164,664	$404,599	$344,312
Electronic center and corporate	242	158	360	231

Consolidated revenue	190,136	164,822	404,959	344,543

Depreciation and amortization
Total segments	5,070	4,192	10,484	8,539
Differences management reporting vs. US GAAP, electronic center and corporate	15,740	18,445	32,105	36,074

Consolidated depreciation and amortization	20,810	22,637	42,589	44,613

Segment performance measure
Total segments	111,006	93,832	235,709	194,934
Differences management reporting vs. US GAAP, electronic center and corporate	(11,673)	(13,517)	(24,006)	(27,618)

Consolidated gross profit	99,333	80,315	211,703	167,316
Selling, general and administrative expense	60,354	56,048	120,206	113,470
Research and development	11,690	10,043	23,155	21,101
Provision for doubtful accounts and notes receivable	72	221	136	446
Net other operating income	(3,408)	270	(5,908)	(3,191)
(Gain)/loss on foreign currency transactions, net	5,049	7,077	4,416	10,669
(Gain)/loss on derivative instruments	(1,712)	(240)	(2,735)	4,727
Interest expense, net	4,141	5,593	9,343	11,657
Other expense	404	—	784	—

Income before taxes	$22,743	$1,303	$62,306	$8,437

17. Related parties

Sirona Holdings S.C.A. Luxembourg (“Luxco”)

The Company and Luxco, a significant owner of the Company, are parties to an advisory services agreement that was automatically renewed for a one-year term on October 1, 2009. Under the agreement, which became effective October 1, 2005, Sirona pays an annual fee to Luxco of €325 (approximately $438), and Luxco provides to Sirona certain advisory services regarding the structure, terms and condition of debt offerings by Sirona, financing sources and options, business development and other services. In addition, pursuant to an agreement between Luxco and MDP IV Offshore GP, LP, MDP IV Offshore GP, LP provides these services to the Company in exchange for a fee from Luxco of €324.6.

In December 2009, Luxco sold 7,100,000 shares pursuant to an underwritten follow-on public offering. The Company incurred $0.4 million of costs pursuant to the terms of a registration rights agreement.

In February 2010, Luxco sold 7,000,000 shares pursuant to an underwritten follow-on public offering. The Company incurred $0.4 million of costs pursuant to the terms of a registration rights agreement.

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

Sirona has a long tradition of innovation in the dental industry. The Company introduced the first dental electric drill 130 years ago, the first dental X-ray unit 100 years ago, the first dental computer-aided design/computer-aided manufacturing (“CAD/CAM”) system 24 years ago, and numerous other significant innovations in dentistry. Sirona continues to make significant investments in research and development, and its track record of innovative and profitable new products continues today with numerous recent product launches including: the inEOS Blue (launched in January 2010), the Galileos and CEREC combination (launched in September 2009), the CEREC AC unit (launched in January 2009), the Galileos Compact 3D imaging system (launched in July 2008), the TENEO treatment center (launched in July 2008) and the CAD/CAM milling unit MC XL (launched in fiscal year 2007).

Sirona manages its business on both a product and geographic basis and has four segments: Dental CAD/CAM Systems, Imaging Systems, Treatment Centers, and Instruments. Sirona has the broadest product portfolio in the industry, and is capable of fully outfitting and integrating a dental practice. Products from each category are marketed in all geographical sales regions.

The Company’s business has grown substantially over the past five years, driven by numerous high-tech product introductions, a continued expansion of its global sales and service infrastructure, strong relationships with key distribution partners, namely Patterson and Henry Schein, and an international dealer network. Patterson and Henry Schein accounted for 31% and 17%, respectively, of Sirona’s global revenues for the six month period ended March 31, 2010.

The U.S. market is the largest individual market for Sirona, followed by Germany. Between fiscal 2004 and 2009, the Company increased U.S. revenues from $88.2 million to $221.2 million, driven by innovative products, particularly in the CAD/CAM and imaging segments, and the Schick acquisition. Patterson made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution rights for CAD/CAM products in the U.S. and Canada until 2017 (the “Patterson exclusivity payment”). The amount received was recorded as deferred income and is being recognized on a straight-line basis that commenced at the beginning of the extension of the exclusivity period in fiscal 2008.

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

The weak global economy in 2009 resulted in a challenging environment for selling dental technology, which impacted Sirona’s revenues. In fiscal year 2009, U.S. revenues were flat and international revenues decreased 8.2% (up 1.8% on a constant currency basis). During the year, the Company introduced breakthrough advancements in dental care, led by the CEREC AC. In the context of the weak global economy, the Company implemented a near-term cost savings and deferral plan for 2009 and separately undertook certain targeted actions to reduce operating costs and to increase efficiency on a longer term basis. We finished the year with a robust fourth quarter with constant currency revenue growth of 8.4%, driven by our innovative high-tech product line.

The positive trends from the fourth quarter of fiscal year 2009 continued into the first half of fiscal 2010. This development was driven by our recent innovative product launches and our technologically advanced product portfolio. Our net income benefited from robust sales growth, margin expansion, expense management initiatives, and deleveraging. Our targeted cost saving actions are on plan, and we expect to begin reinvesting a part of these cost savings as we move through the second half of the year. Cash flow from operations was strong, mainly driven by operating income.

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

Sirona’s cost of goods sold, research and development, selling, general and administrative expense and operating results have been and will continue to be materially affected by depreciation and amortization costs resulting from the step-up to fair value of Sirona’s assets and liabilities.

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. For the six months ended March 31, 2010, approximately 45% of Sirona’s revenue and approximately 71% of its expenses were denominated in Euros. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2008 and March 31, 2010, the U.S. Dollar/Euro exchange rates used to calculate items included in Sirona’s financial statements varied from a low of 1.2439 to a high of 1.5121 and as of March 31, 2010 and September 30, 2009 were 1.3472 and 1.4662, respectively. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of March 31, 2010, these contracts had notional amounts totaling $72.7 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. The average monthly exchange rate for the six months ended March 31, 2010 was $1.43 and varied from $1.48102 to $1.35825. For the three and six months ended March 31, 2009, an average quarterly foreign exchange rate converting Euro-denominated revenues into U.S. Dollars of $1.30799 and $1.31347, respectively, was applied.

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

Effective Tax Rate

Sirona’s effective tax rate may vary significantly from period to period. Various factors may have a favorable or unfavorable impact on our effective tax rate. These factors may include, but are not limited to, the actual distribution of profits across the different jurisdictions, tax planning initiatives, changes in local tax rates, as well as the timing and deductibility of expenses for tax purposes.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue

Revenue for the three months ended March 31, 2010 was $190.1 million, an increase of $25.3 million, or 15.4%, compared with the three months ended March 31, 2009. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 11.0%. By segment, Instruments increased 22.0% (up 15.1% on a constant currency basis), Treatment Centers increased 20.7% (up 13.9% on a constant currency basis), Imaging Systems increased 20.4% (up 16.6% on a constant currency basis), and CAD/CAM increased 6.3% (up 3.4% on a constant currency basis).

We were able to grow revenues in all segments due to the demand for our innovative products, and we continue to benefit from our global sales and service infrastructure. Our products enable dental professionals to improve their clinical results and to increase the profitability of their practices. Our new innovative products, including CEREC AC, Galileos, and Teneo, continued to show strong demand.

Revenue in the United States for the three months ended March 31, 2010 increased by 7.7% compared to the prior year period, driven by the Imaging segment.

Revenue outside the United States increased by 19.2%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 12.5%. Revenue growth was particularly driven by Germany, Australia, France, China, and The Netherlands.

Cost of Sales

Cost of sales for the three months ended March 31, 2010 was $90.8 million, an increase of $6.3 million, or 7.4%, as compared with the three months ended March 31, 2009. The increase was due to higher sales. Gross profit as a percentage of revenue was 52.2% compared to 48.7% in the prior year. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $14.2 million as well as non-cash option expense of $0.03 million for the three months ended March 31, 2010, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $16.1 million as well as non-cash option expense of $0.1 million for the three months ended March 31, 2009. Excluding these amounts, costs of sales as a percentage of revenue was 40.2% for the three months ended March 31, 2010 compared with 41.5% for the three months ended March 31, 2009 and therefore gross profit as a percentage of revenue was 59.8% compared to 58.5%. The expansion of gross profit margin was driven by product and regional mix across all segments.

Selling, General and Administrative

SG&A expense for the three months ended March 31, 2010 was $60.4 million, an increase of $4.3 million, or 7.7%, as compared with the three months ended March 31, 2009. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $0.8 million, as well as non-cash option expense in the amount of $4.0 million for the three months ended March 31, 2010, compared with $1.0 million and $3.8 million, respectively, for the three months ended March 31, 2009. Excluding these amounts, as a percentage of revenue, SG&A expense decreased to 29.2% for the three months ended March 31, 2010 as compared with 31.1% for the three months ended March 31, 2009. The development of SG&A expenses is mainly driven by higher sales.

Research and Development

R&D expense for the three months ended March 31, 2010 was $11.7 million, an increase of $1.6 million, or 16.4%, as compared with the three months ended March 31, 2009. The increase is mainly driven by the timing of projects. R&D expense included non-cash stock option expense in the amount of $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2010 and March 31, 2009. Excluding these amounts, as a percentage of revenue, R&D expense was 6.1% for the three months ended March 31, 2010, compared with 6.0% for the three months ended March 31, 2009.

Net other operating (income)/loss and restructuring costs

Net other operating income for the three months ended March 31, 2010 was $3.4 million, compared to a net other operating loss of $0.3 million for the three months ended March 31, 2009. In both periods net other operating (income)/loss included $2.5 million income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. In the three months ended March 31, 2010, net other operating income included a gain from the sale of a subsidiary in Italy of $0.9 million. In the three months ended March 31, 2009, net other operating income included a gain from the sale of a sales and services subsidiary in Spain of $1.0 million.

In December 2008 we announced certain actions to reduce operating costs and thereby to improve the efficiency of our organization. These actions predominantly relate to overhead functions in Germany including increased automation of our processes, the optimization of the supply chain as well as increased efficiency in our administrative functions.

For the three months period ended March 31, 2010, we did not incur any additional restructuring costs. For the three months period ended March 31, 2009, we incurred restructuring costs of $ 2.8 million ($2.0 million after taxes), consisting of employee severance pay and benefits and outside consulting fees directly related to the restructuring plan.

Loss on Foreign Currency Transactions

Loss on foreign currency transactions for the three months ended March 31, 2010 amounted to $5.0 million compared to a loss of $7.1 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, the loss included an unrealized non-cash foreign currency loss of $5.1 million on the U.S. Dollar denominated deferred income, resulting from the currency revaluation adjustment of the Patterson exclusivity payment and a $4.4 million loss due to the currency revaluation of U.S. Dollar denominated short-term intra-group loans. For the three months ended March 31, 2009, the loss included an unrealized non-cash foreign currency loss of $4.0 million on the U.S. Dollar denominated deferred income resulting from the currency revaluation adjustment of the Patterson exclusivity payment and a $2.5 million loss due to the currency revaluation of U.S. Dollar denominated short-term intra-group loans.

Gain on Derivative Instruments

Gain on derivative instruments for the three months ended March 31, 2010 amounted to $1.7 million compared to a gain of $0.2 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, the gain included a non-cash gain of $2.9 million on interest swaps, as well as a non-cash loss on foreign currency hedges of $1.2 million. The gain for the three months ended March 31, 2009 included an unrealized non-cash loss of $0.5 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $0.7 million.

Interest Expense

Net interest expense for the three months ended March 31, 2010 was $4.1 million, compared to $5.6 million for the three months ended March 31, 2009. This decrease resulted from lower interest rates and lower overall debt levels.

Other Expense

Professional fees of $0.4 million, related to the February 2010 follow-on public offering, were incurred in the second quarter of fiscal year 2010.

Income Tax Provision

The income tax provision for the three months ended March 31, 2010 was $4.5 million, compared to $0.4 million for the three months ended March 31, 2009. For the second quarter of fiscal year 2010, an estimated effective tax rate of 20% has been applied, compared to an estimated effective tax rate of 28% for the second quarter of fiscal 2009, and an effective tax rate of 14.7% in fiscal 2009. The estimated effective tax rate is primarily driven by the expected distribution of profits across different countries.

Net Income

Sirona’s net income for the three months ended March 31, 2010 was $17.5 million, an increase of $16.9 million, as compared with the three months ended March 31, 2009. Second quarter 2010 net income included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP transaction – deal related amortization and depreciation) of $15.1 million ($12.1 million net of tax), unrealized, non-cash foreign currency losses on the deferred income from the Patterson exclusivity payment of $5.1 million ($4.1 million net of tax) and losses on short-term intra-group loans of $4.4 million ($3.5 million net of tax).

Sirona’s net income for the three month period ended March 31, 2009 included deal related amortization and depreciation of $17.3 million ($12.5 million net of tax), currency revaluation losses on the deferred income from the Patterson exclusivity payment of $4.0 million ($2.9 million net of tax) and revaluation losses on short-term intra-group loans of $2.5 million ($1.8 million net of tax).

Option expense was $4.1 million ($3.3 million net of tax) in the second quarter of 2010, compared to $4.0 million ($2.9 million net of tax) in the prior year period.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

Revenue

Revenue for the six months ended March 31, 2010 was $405.0 million, an increase of $60.4 million, or 17.5%, as compared with the six months ended March 31, 2009. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 10.9%. By segment, CAD/CAM Systems increased 20.8% (up 15.5% on a constant currency basis), Instruments increased 20.4% (up 10.6% on a constant currency basis), Treatment Centers increased 16.1% (up 6.6% on a constant currency basis), and Imaging Systems increased 14.1% (up 9.2% on a constant currency basis).

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

Revenue in the United States for the six months ended March 31, 2010 increased by 10% compared to the same period of the prior year.

Revenue outside the United States increased by 21.4%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, revenue increased by 11.3%. Revenue growth was particularly driven by Germany and Asia Pacific.

Cost of Sales

Cost of sales for the six months ended March 31, 2010 was $193.3 million, an increase of $16.0 million, or 9.0%, as compared with the six months ended March 31, 2009. The increase in cost of sales is due to higher sales. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $29.2 million as well as non-cash option expense of $0.1 million for the six months ended March 31, 2010, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $32.3 million and non-cash option expense of $0.2 million for the six months ended March 31, 2009. Excluding these amounts, costs of sales as a percentage of revenue decreased to 40.5% for the six months ended March 31, 2010 compared with 42.1% for the six months ended March 31, 2009 and gross profit as a percentage of revenue increased by 1.6 percentage points to 59.5% from 57.9%. The positive development of the gross profit margin was mainly due to product mix across all segments.

Selling, General and Administrative

For the six months ended March 31, 2010, SG&A expense was $120.2 million, an increase of $6.7 million, or 5.9%, as compared with the six months ended March 31, 2009. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $1.7 million as well as non-cash option expense in the amount of $7.9 million for the six months ended March 31, 2010, compared with $2.0 million and $7.4 million, respectively, for the six months ended March 31, 2009. Excluding these amounts, as a percentage of revenue, SG&A expense decreased to 27.3% for the six months ended March 31, 2010 as compared with 30.2% for the six months ended March 31, 2009. The increase in SG&A is mainly driven by variations in the U.S. Dollar/Euro exchange rate as most of the expenses were denominated in Euro, whereas the decrease as a percentage of sales is mainly due to higher sales and cost savings.

Research and Development

R&D expense for the six months ended March 31, 2010 was $23.2 million, an increase of $2.1 million, or 9.7%, as compared with the six months ended March 31, 2009. R&D expense included non-cash stock option expense in the amount of $0.1 million and $0.3 million, respectively, for the six months ended March 31, 2010 and March 31, 2009.

Excluding these amounts, R&D expense was 5.7% of revenues for the six months ended March 31, 2010, compared with 6.0% for the six months ended March 31, 2009. The increase was primarily due to variations in the U.S. Dollar/Euro exchange rates as most of the expenses were denominated in Euro as well as the project timing.

Net other operating (income)/loss and restructuring costs

Net other operating income for the six months ended March 31, 2010 was $5.9 million, compared to $3.2 million for the six months ended March 31, 2009. In both periods net other operating income included $5.0 million resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. In the six months ended March 31, 2010 net other operating income also included a gain from the sale of a subsidiary in Italy of $0.9 million. In the six months ended March 31, 2009 net other operating income also included a gain from the sale of a sales and service subsidiary in Spain of $1.0 million and restructuring costs of $2.8 million ($2.0 million after taxes), consisting of employee severance pay and benefits and outside consulting fees directly related to the restructuring plan.

In December 2008 we announced certain actions to reduce operating costs and thereby improve the efficiency of our organization. These actions predominantly relate to overhead functions in Germany, including increased automation of our processes, the optimization of the supply chain, as well as increased efficiency in our administrative functions.

For the six month period ended March 31, 2010, we did not incur any restructuring costs.

Loss on Foreign Currency Transactions

Loss on foreign currency transactions for the six months ended March 31, 2010 amounted to $4.4 million compared to a loss of $10.7 million for the six months ended March 31, 2009. For the six months ended March 31, 2010 the loss included an unrealized non-cash foreign currency loss of $6.5 million on the U.S. Dollar denominated deferred income, resulting from the translation adjustment of the Patterson exclusivity payment, as well as a non-cash foreign currency loss on U.S. Dollar denominated short-term intra-group loans to European entities of $5.7 million. For the six months ended March 31, 2009 the loss included an unrealized non-cash foreign currency loss of $6.3 million on the U.S. Dollar denominated deferred income resulting from the translation adjustment of the Patterson exclusivity payment, as well as a non-cash foreign currency loss on U.S. Dollar denominated short-term intra-group loans of $3.9 million.

(Gain)/Loss on Derivative Instruments

Gain on derivative instruments for the six months ended March 31, 2010 amounted to $2.7 million compared to a loss of $4.7 million for the six months ended March 31, 2009. For the six months ended March 31, 2010, the gain included a non-cash gain of $6.3 million on interest swaps, as well as a non-cash loss on foreign currency hedges of $3.6 million. The loss for the six months ended March 31, 2009, included an unrealized non-cash loss of $8.5 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $3.8 million.

Interest Expense

Net interest expense for the six months ended March 31, 2010 was $9.3 million, compared to $11.7 million for the six months ended March 31, 2009. This decrease resulted from lower interest rates and lower overall debt levels.

Other Expense

Professional fees of $0.8 million, related to the December 2009 and February 2010 follow-on public offerings (professional fees of $0.4 million and $0.4 million, respectively), were incurred in the six months ended March 31, 2010. No other expense was incurred for the six months ended March 31, 2009.

Income Tax Provision

The income tax provision for the six months ended March 31, 2010 was $12.5 million, compared to $2.4 million for the six months ended March 31, 2009. For fiscal year 2010, an estimated effective tax rate of 20% has been applied compared to an estimated effective tax rate of 28% for fiscal year 2009, and an actual effective tax rate of 14.7% for fiscal year 2009. The 2010 effective tax rate is expected to be higher than 2009, due to a variety of factors including the estimated distribution of profits across the different countries.

Net Income

Sirona’s net income for the six months ended March 31, 2010 was $48.7 million, an increase of $42.5 million, as compared with the six months ended March 31, 2009. Net income included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to the Exchange and the MDP Transaction (deal related amortization and depreciation) of $31.1 million ($24.9 million net of tax), unrealized, non-cash foreign currency losses on the deferred income from the Patterson exclusivity payment of $6.5 million ($5.2 million net of tax) and losses on short-term intra-group loans of $5.7 million ($4.6 million net of tax).

Sirona’s net income for the six month period ended March 31, 2009 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to the Exchange and the MDP Transaction (deal related amortization and depreciation) of $34.5 million ($24.8 million net of tax), unrealized, non-cash foreign currency losses on the deferred income from the Patterson exclusivity payment of $6.3 million ($4.6 million net of tax) and losses on short-term intra-group loans of $3.9 million ($2.8 million net of tax).

Option expense was $8.0 million ($6.4 million net of tax) in the first two quarters of 2010, compared to $7.8 million ($5.6 million net of tax) in the prior year period.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to consolidated adjusted EBITDA (“Consolidated Adjusted EBITDA”) of no more than 2.50 to 1, and a cash interest coverage ratio (“Cash Interest Cover Ratio”) of consolidated adjusted EBITDA to cash interest costs of 4.00 to 1 or greater. The Company is required to test its ratios as of September 30 and March 31. As calculated in accordance with the Senior Facilities Agreement, the following table presents the Company’s actual Debt Cover Ratio and Cash Interest Cover Ratio, and their respective components, for required testing periods in fiscal year 2010 and 2009:

	LTM March 31 2010	Year Ended September 30 2009	LTM March 31 2009
	$’000s
Consolidated Total Net Debt	$205.2	$294.2	$362.9

Cash Interest Costs	$11.1	$18.8	$27.7

Consolidated Adjusted EBITDA	$248.1	$200.5	$179.9

Debt Cover Ratio	0.83	1.47	2.02
as set by covenants (less than or equal to)	2.50	2.50	2.75

Cash Interest Cover Ratio	22.39	10.69	6.49
as set by covenants (greater than or equal to)	4.00	4.00	4.00

Cash Flows

	Six months ended
	March 31, 2010	March 31, 2009
	$’000s
Net cash provided by operating activities	$74,810	$21,872
Net cash used in investing activities	(7,718)	(4,996)
Net cash used in financing activities	(73,918)	(1,270)

(Decrease)/ increase in cash during the period (before exchange rate effects)	$(6,826)	$15,606

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $74.8 million for the six months ended March 31, 2010, compared to $21.9 million for the six months ended March 31, 2009. The primary contributing factor to the increase in cash provided by operating activities was an increase in operating income, as well as an improvement in working capital.

Net Cash Used in Investing Activities

For the six months ended March 31, 2010, net cash used in investing activities represents cash used in capital expenditures in the course of normal operating activities, partly offset by proceeds from the sale of a subsidiary in Italy. The investing cash outflow for the six months ended March 31, 2009, resulted from capital expenditures in the course of normal operating activities, partly offset by proceeds from the sale of a subsidiary in Spain.

Net Cash Used in Financing Activities

Net cash used in financing activities was $73.9 million for the six months ended March 31, 2010, compared to net cash used in financing activities of $1.3 million for the six months ended March 31, 2009. Net cash used in financing activities in the six months ended March 31, 2010 primarily relates to the early repayment of senior debt that was originally due in November 2010 eight months ahead of schedule, partly offset by proceeds and tax-related benefits of stock options exercised in the first half of the fiscal year. Net cash used in financing activities in the six months ended March 31, 2009, related to the repayment of a bank loan in China and the purchase of treasury shares under the stock repurchase program.

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

Each of the senior term loans has a five year maturity and is to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% was due on November 24, 2009, 15% was due on November 24, 2010 and 70% is due on November 24, 2011. The senior debt repayment tranche originally scheduled for November 24, 2009 was prepaid on May 11, 2009 in the amount of $78.6 million, and the senior debt repayment tranche originally scheduled for November 24, 2010 was prepaid on March 31, 2010 in the amount of $78.1 million. At the Company’s current Debt Cover Ratio, the facilities bear interest of Euribor, for Euro-denominated loans, and Libor for the other loans, plus a margin of 45 basis points for both.

The Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from November 24, 2007 onwards, the applicable margin will vary between 90 basis points and 45 basis points per annum according to the Company’s leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement). Interest rate swaps were established for 66.6% of the interest until March 2010. These swaps expired on March 31, 2010 and were not renewed. The interest rate swaps fixed the LIBOR or EURIBOR element of interest payable on 66.7% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period ranged from 3.50% to 5.24%. Settlement of the swaps was required on a quarterly basis.

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

Debt issuance costs of $5.6 million were incurred in relation to the new financing and were capitalized as deferred charges.

Other Financial Data

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	$’000s		$’000s
Net income attributable to Sirona Dental Systems, Inc.	$17,539	$595	$48,714	$6,154
Net interest expense	4,141	5,593	9,343	11,657
Provision for income taxes	4,548	364	12,461	2,362
Depreciation	5,307	4,792	10,929	9,400
Amortization	15,503	17,600	31,660	35,213

EBITDA	$47,038	$28,944	$113,107	$64,786

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

Supplemental Information

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	$’000s		$’000s
Share-based compensation	$4,109	$3,959	$8,048	$7,794
Unrealized, non-cash loss on revaluation of the carrying value of the $-denominated exclusivity fee	5,099	4,034	6,451	6,325
Unrealized, non-cash loss on revaluation of the carrying value of short-term intra-group loans	4,404	2,510	5,671	3,912

	$13,612	$10,503	$20,170	$18,031

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2010. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item IA of its 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	The Company held its 2009 Annual Meeting of Stockholders (the “Annual Meeting”) on February 25, 2010.

The following matter concerning the election of Directors was voted upon at the Annual Meeting with the accompanying results:

Election of Directors:

	Number of Votes For	Number of Votes Withheld
Simone Blank (New term expires in 2012)	33,440,833	13,951,576
Timothy D. Sheehan (New term expires in 2012)	43,661,608	3,730,801
Timothy P. Sullivan (New term expires in 2012)	34,712,147	12,680,262

The terms of the other Directors of the Company continued after the meeting, as follows: William K. Hood, Harry M. Jansen Kraemer, Jr. and Jeffrey T. Slovin serve in the class whose term expires at the Annual Meeting of Stockholders for the fiscal year ending in 2010 and Nicholas W. Alexos, David K. Beecken, Jost Fischer and Arthur D. Kowaloff serve in the class whose term expires at the Annual Meeting of Stockholders for the fiscal year ending in 2011. Upon the expiration of the term of a class of Directors, the members of such class will be elected for three-year terms at the Annual Meeting of Stockholders at which such expiration occurs.

The following additional matter was voted upon at the Annual Meeting held on February 25, 2010 with the following results:

1.	Ratification of the selection of KPMG AG, Wirtschaftsprüfungsgesellschaft, Frankfurt, Germany as the Company’s independent auditor for the fiscal year ending September 30, 2010:

Number of votes for:	51,601,603
Number of votes against:	122,159
Number of abstentions:	8,006

(b)	Appointment of New Director

On April 29, 2010, the Board unanimously voted to increase the size of the Board to eleven (11) members. On that date, the Board unanimously voted to appoint Thomas Jetter to the Company’s Board of Directors to serve in such capacity until his successor is duly elected and qualified or until his earlier death, resignation or removal. There is no arrangement or understanding between Mr. Jetter and any other person, pursuant to which Mr. Jetter is to be appointed as a director. Mr. Jetter is not a party to any transactions that would require disclosure under Item 404(a) of Regulation S-K. In connection with his appointment, Mr. Jetter will be paid an annual retainer of $35,000.

(c)

We entered into an Amendment to the Distributorship Agreement (the “Amendment”), dated as of May 5, 2010, between Schick and Patterson Companies, Inc. (“Patterson”). The Amendment amends a distributorship agreement (“Distributorship Agreement”) entered into with Patterson Dental Company (now Patterson), dated as of April 6, 2000 and as amended July 1, 2005 and February 26, 2007. The Distributorship Agreement provides for Patterson to be the exclusive distributor of Schick’s CDR® digital dental products throughout North America. Pursuant to the Amendment, Schick and Patterson have agreed to extend the term of the Distributorship Agreement to December 31, 2012. The Amendment also addresses issues relating to product return policy, termination, annual minimum purchase quotas and preferred vendor designation.

A copy of the Amendment is filed herewith as Exhibit 10.1.

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title

10.1*#	Amendment to Distributorship Agreement, dated May 5, 2010, by and between Schick Technologies, Inc. and Patterson Companies, Inc.

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith
#	A request for confidentiality has been filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission as required by Rule 24b-2 promulgated under the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2010

Sirona Dental Systems, Inc.

By:	/s/ Simone Blank
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)