Form 10-Q
period 2010-06-30
SIRONA DENTAL SYSTEMS, INC.
filed 2010-08-03
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Yes  ☐    No   ☑

As of July 30, 2010, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,249,805.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2010

PART I	FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Financial Statement Notes	June 30, 2010	September 30, 2009
		(unaudited)
		$’000s (except per share amounts)
ASSETS

Current assets
Cash and cash equivalents		$200,158	$181,098
Restricted cash		633	902
Accounts receivable, net of allowance for doubtful accounts of $2,026 and $2,088, respectively		88,501	98,277
Inventories, net	5	70,561	74,525
Deferred tax assets		17,422	16,483
Prepaid expenses and other current assets		17,754	20,239
Income tax receivable		948	3,956

Total current assets		395,977	395,480
Property, plant and equipment, net of accumulated depreciation and amortization of $71,607 and $70,061, respectively		87,506	102,775
Goodwill	6	604,234	696,355
Investments		2,098	1,739
Intangible assets, net of accumulated amortization of $326,117 and $327,183, respectively	6	348,626	447,946
Other non-current assets		1,117	2,837
Deferred tax assets		1,270	943

Total assets		$1,440,828	$1,648,075

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		$38,092	$38,463
Short-term debt and current portion of long-term debt	7	3,874	4,688
Income taxes payable		8,329	5,191
Deferred tax liabilities		318	466
Accrued liabilities and deferred income		87,698	95,602

Total current liabilities		138,311	144,410
Long-term debt	8	341,525	470,224
Deferred tax liabilities		126,229	159,659
Other non-current liabilities		6,243	8,699
Pension related provisions	12	42,900	50,328
Deferred income		62,500	70,000

Total liabilities		717,708	903,320

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		—	—
Common stock ($0.01 par value; 95,000,000 shares authorized; 55,277,278 shares issued and 55,249,555 shares outstanding at Jun. 30, 2010 and 54,972,754 shares issued and 54,945,031 shares outstanding at Sept. 30, 2009)		553	550
Additional paid-in capital		650,141	637,264
Treasury stock (27,723 shares at cost)		(284)	(284)
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		157,148	91,857
Accumulated other comprehensive (loss)/income		(37,438)	63,154

Total Sirona Dental Systems, Inc. shareholders’ equity		721,017	743,438

Noncontrolling interests		2,103	1,317

Total shareholders’ equity		723,120	744,755

Total liabilities and shareholders’ equity		$1,440,828	$1,648,075

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

	Financial Statement Notes	Three months ended June 30,		Nine months ended June 30,
		2010	2009	2010	2009
		$’000s (except per share amounts)		$’000s (except per share amounts)
Revenue		$182,418	$180,580	$587,377	$525,123
Cost of sales		88,243	93,782	281,499	271,009

Gross profit		94,175	86,798	305,878	254,114

Selling, general and administrative expense		54,994	53,437	175,200	166,907
Research and development		11,648	9,897	34,803	30,998
Provision for doubtful accounts and notes receivable		47	421	183	867
Net other operating (income) and restructuring costs	13	(3,254)	(1,881)	(9,162)	(5,072)

Operating income		30,740	24,924	104,854	60,414

Loss/(Gain) on foreign currency transactions, net		6,003	(5,111)	10,419	5,558
Loss/(Gain) on derivative instruments	14	2,598	(3,139)	(137)	1,588
Interest expense, net		857	5,331	10,200	16,988
Other (income)/expense		(9)	—	775	—

Income before taxes		21,291	27,843	83,597	36,280
Income tax provision	9	4,258	6,683	16,719	9,045

Net income		17,033	21,160	66,878	27,235
Less: Net income attributable to noncontrolling interests		456	692	1,587	613

Net income attributable to Sirona Dental Systems, Inc.		$16,577	$20,468	$65,291	$26,622

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):	10
- Basic		$0.30	$0.37	$1.18	$0.49

- Diluted		$0.29	$0.37	$1.15	$0.48

Weighted average shares—basic		55,227,417	54,878,923	55,105,687	54,861,885

Weighted average shares—diluted		56,739,364	55,556,867	56,587,308	55,198,333

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2010	2009
	$’000s
Cash flows from operating activities
Net income	$66,878	$27,235

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	62,272	68,152
Loss on disposal of property, plant and equipment	37	84
(Gain)/loss on derivative instruments	(137)	1,588
Loss on foreign currency transactions	10,419	5,558
Deferred income taxes	(16,169)	(17,449)
Amortization of debt issuance cost	760	904
Compensation expense from stock options	11,828	11,553

Changes in assets and liabilities
Accounts receivable	(4,524)	(25,041)
Inventories	(5,948)	(1,604)
Prepaid expenses and other current assets	9	(1,482)
Restricted cash	134	36
Other non-current assets	26	(255)
Trade accounts payable	5,045	(3,958)
Accrued interest on long-term debt	(476)	(1,950)
Accrued liabilities and deferred income	(1,137)	2,272
Other non-current liabilities	(500)	(2,373)
Income taxes receivable	2,675	6,198
Income taxes payable	4,804	5,943

Net cash provided by operating activities	135,996	75,411

Cash flows from investing activities
Investment in property, plant and equipment	(16,651)	(14,903)
Proceeds from sale of property, plant and equipment	408	290
Purchase of intangible assets	(216)	(69)
Purchase of long-term investments	(359)	—
Sale of businesses, net of cash sold	1,928	4,985

Net cash used in investing activities	(14,890)	(9,697)

The accompanying notes are an integral part of these financial statements.

	Nine months ended June 30,
	2010	2009
	$’000s
Cash flows from financing activities
Repayments of short-term and long-term debt	(78,072)	(79,708)
Purchase of treasury stock	—	(284)
Purchase of shares from noncontrolling interest	(1,315)	—
Common shares issued under share based compensation plans	3,433	336
Tax effect of common shares exercised under share based compensation plans	1,382	62

Net cash used in financing activities	(74,572)	(79,594)
Change in cash and cash equivalents	46,534	(13,880)
Effect of exchange rate change on cash and cash equivalents	(27,474)	(1,648)
Cash and cash equivalents at beginning of period	181,098	149,663

Cash and cash equivalents at end of period	$200,158	$134,135

Supplemental information
Interest paid	$10,971	$19,087
Interest capitalized	396	335
Income taxes paid	26,635	13,680
Sale of businesses, net of cash sold
Current assets	$2,406	$5,899
Non-current assets	550	291
Current liabilities	(867)	(1,205)
Non-current liabilities	(161)	—

	$1,928	$4,985

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. General

The Company and its Operations

Sirona Dental Systems, Inc. (“Sirona,” the “Company,” “we,” “us,” and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries and their predecessors) is the leading manufacturer of high-quality, technologically advanced dental equipment, and is focused on developing, manufacturing and marketing innovative systems and solutions for dentists around the world. We offer a broad range of products across all major segments of the dental technology market including CEREC and our other CAD/CAM systems, digital intra oral and 2D and 3D panoramic imaging systems, treatment centers and instruments. The Company acquired Schick Technologies, Inc. (“Schick”) in 2006, in a transaction accounted for as a reverse acquisition, further expanding our global presence and product offerings and strengthening our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 130 years. The Company’s headquarters are located in Long Island City, New York with its primary facility located in Bensheim, Germany, as well as other support, manufacturing, assembling and sales and service facilities located elsewhere in the world.

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

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of June 30, 2010 and September 30, 2009 and the results of operations and cash flows for the three and nine months ended June 30, 2010 and 2009, respectively, as applicable to interim periods have been made. The results of operations for the three or nine months ended June 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

3. Employee Share-Based Compensation

Share-based compensation expense for the Company’s stock option plans amounted to $3,780 and $11,828 for the three and nine months ended June 30, 2010, respectively, and $3,760 and $11,553 for the three and nine months ended June 30, 2009, respectively. The fiscal 2010 expenses include the impact of previous stock options, restricted stock, and the restricted stock unit (“RSU”) grants.

On December 8, 2009 and May 10, 2010, the Company granted 188,000 and 25,000 RSU’s under the Equity Incentive Plan (the “2006 Plan”), respectively. The RSU’s vest over a period of four years (one third each at December 8, 2011, 2012 and 2013 for the December grant and ratably over three years for the May grant). All grants expire ten years after the date of the grant. The value of each RSU is determined by the closing price as of the date of grant of $34.45 for the December 2009 grant and $38.11 for the May 2010 grant. The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, and RSU’s to employees, directors, and consultants and received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. As of June 30, 2010, 1,630,611 shares were available for future grant under the 2006 Plan.

4. Comprehensive Income/(Loss) and Change in Equity

	Changes in Equity attributable to Sirona Dental Systems, Inc.		Changes in Equity attributable to Noncontrolling Interests		Total Change in Equity for the Period
	Three months ended June 30	Nine months ended June 30	Three months ended June 30	Nine months ended June 30	Three months ended June 30	Nine months ended June 30
	$’000s
As of June 30, 2010
Comprehensive Income/(Loss):
Net Income	$16,577	$65,291	$456	$1,587	$17,033	$66,878
Other Comprehensive Income/(Loss)
Cumulative translation adjustments	(50,807)	(100,255)	(161)	(179)	(50,968)	(100,434)
Unrecognized elements of pension cost, net of tax	(173)	(337)	—	—	(173)	(337)

Total Other Comprehensive Loss	(50,980)	(100,592)	(161)	(179)	(51,141)	(100,771)

Total Comprehensive Income/(Loss)	(34,403)	(35,301)	295	1,408	(34,108)	(33,893)

Transactions with shareholders:
Stock-based compensation activities	4,413	13,777	—	—	4,413	13,777
Purchase of shares from noncontrolling interest	(79)	(897)	(124)	(622)	(203)	(1,519)

Total transactions with shareholders	4,334	12,880	(124)	(622)	4,210	12,258

Total Change in Equity for the period	$(30,069)	$(22,421)	$171	$786	$(29,898)	$(21,635)

	Changes in Equity attributable to Sirona Dental Systems, Inc.		Changes in Equity attributable to Noncontrolling Interests		Total Change in Equity for the Period
	Three months ended June 30	Nine months ended June 30	Three months ended June 30	Nine months ended June 30	Three months ended June 30	Nine months ended June 30
	$’000s
As of June 30, 2009
Comprehensive Income/(Loss):
Net Income	$20,468	$26,622	$692	$613	$21,160	$27,235
Other Comprehensive Income/(Loss)
Cumulative translation adjustments	30,657	(6,164)	56	14	30,713	(6,150)
Unrecognized elements of pension cost, net of tax	(592)	(357)	—	—	(592)	(357)

Total Other Comprehensive Loss	30,065	(6,521)	56	14	30,121	(6,507)

Total Comprehensive Income/(Loss)	50,533	20,101	748	627	51,281	20,728

Transactions with shareholders:
Stock-based compensation activities	3,989	11,951	—	—	3,989	11,951
Purchase of treasury stock	—	(284)	—	—	—	(284)
Purchase of shares from noncontrolling interest	—	—	—	—	—	—

Total transactions with shareholders	3,989	11,667	—	—	3,989	11,667

Total Change in Equity for the period	$54,522	$31,768	$748	$627	$55,270	$32,395

5. Inventories, Net

	June 30, 2010	September 30, 2009
	$’000s
Finished goods	$41,352	$41,594
Work in progress	12,752	14,086
Raw materials	27,514	31,167

	81,618	86,847
Inventory reserve	(11,057)	(12,322)

	$70,561	$74,525

6. Intangible Assets and Goodwill

	Gross	Accumulated amortization	Net
	$’000s
As of June 30, 2010
Patents & licenses	$128,749	$57,149	$71,600
Trademarks	121,319	403	120,916
Technologies and dealer relationships	424,597	268,565	156,032
Prepayments for intangible assets	78	—	78

	674,743	326,117	348,626
Goodwill	604,234	—	604,234

Total intangible assets	$1,278,977	$326,117	$952,860

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2009
Patents & licenses	$153,814	$59,322	$94,492
Trademarks	139,743	328	139,415
Technologies and dealer relationships	481,325	267,533	213,792
Prepayments for intangible assets	247	—	247

	775,129	327,183	447,946
Goodwill	696,355	—	696,355

Total intangible assets	$1,471,484	$327,183	$1,144,301

The change in the book value of goodwill and of intangible assets from September 30, 2009 to June 30, 2010 mainly results from foreign currency fluctuations, with an impact of $92,242 on goodwill and $100,386 on intangible assets for the first nine months of fiscal 2010. Goodwill has been increased by $1,204 as a result of a subsequent purchase price adjustment for a subsidiary in China and also reduced by (i) $400 as a result of the sale of a subsidiary and (ii) $683 as a result of tax benefits received subsequent to the acquisition of Schick for options that were vested and included in the determination of purchase price at the time of that acquisition.

7. Short-Term Debt and Current Portion of Long-Term Debt

The components of short-term debt are as follows:

	June 30, 2010	September 30, 2009
	$’000s
Accrued interest on long-term debt	$—	$2,781
Other short-term debt	3,874	1,907

	$3,874	$4,688

8. Long-Term Debt

The components of long-term debt are as follows:

	June 30, 2010	September 30, 2009
	$’000s
Senior term loan, Tranche A1, variable rate repayable in November 2011	$105,000	$127,986
Senior term loan, Tranche A2, variable rate repayable in November 2011	236,525	343,872
Other debt	—	1,147

	341,525	473,005
Less current portion	—	2,781

	$341,525	$470,224

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

9. Income Taxes

For the nine months of fiscal year 2010, an estimated effective tax rate of 20% has been applied, compared to an estimated effective tax rate of 24% for the first nine months of fiscal year 2009 and an effective tax rate for fiscal year 2009 of 14.7%. The estimated effective tax rate is primarily driven by the expected distribution of profits across different countries. Factors such as variances between the expected and actual distribution of profits for the remainder of the year could result in a deviation of the actual from the estimated tax rate.

With limited exception, the Company and its subsidiaries are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by taxing authorities for tax returns filed with respect to periods prior to fiscal year 2005.

10. Income per Share

The computation of basic and diluted income per share is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	$’000s (except per share amounts)		$’000s (except per share amounts)
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$16,577	$20,468	$65,291	$26,622

Weighted average shares outstanding—basic	55,227,417	54,878,923	55,105,687	54,861,885
Dilutive effect of stock options	1,511,947	677,944	1,481,621	336,448

Weighted average shares outstanding—diluted	56,739,364	55,556,867	56,587,308	55,198,333

Income per share
Basic	$0.30	$0.37	$1.18	$0.49

Diluted	$0.29	$0.37	$1.15	$0.48

Stock options to acquire 86,500 and 361,500 shares of Sirona’s common stock that were granted in connection with the Company’s stock option plans were not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2010 and 2009, respectively, because the options’ underlying exercise prices were greater than the average market price of Sirona’s common stock for the respective period.

11. Product Warranty

The following table provides the changes in the product warranty accrual for the three and nine months ended June 30, 2010 and 2009:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	$’000s		$’000s
Balance at beginning of the period	$11,626	$11,806	$11,506	$12,176
Accruals for warranties issued during the period	2,674	4,534	14,073	15,005
Warranty settlements made during the period	(3,635)	(5,020)	(14,081)	(15,083)
Translation adjustment	(1,078)	612	(1,911)	(165)

Balance at the end of the period	$9,587	$11,932	$9,587	$11,933

12. Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	$’000s		$’000s
Service cost, net	$60	$73	$195	$213
Interest cost	585	660	1,897	1,933
Amortization of actuarial gains	(104)	(122)	(337)	(357)

Net periodic benefit cost	$541	$611	$1,755	$1,789

13. Net Other Operating Income

Net other operating income for the three and nine months ended June 30, 2010 was $3.3 million and $9.2 million, respectively, compared to net other operating income of $1.9 million and $5.1 million, respectively, for the three and nine months ended June 30, 2009. In both periods, net other operating income included $2.5 million (three months) and $7.5 million (nine months), respectively, of income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. In the three and nine months ended June 30, 2010, net other operating income included a gain of $0.8 million from the release of the remaining accrued restructuring costs. In the nine months ended June 30, 2010, net other operating income included a gain from the sale of a subsidiary in Italy of $0.9 million. In the three and nine months ended June 30, 2009, net other operating income included a gain from the sale of a sales and service subsidiary in Spain of $1.2 million and $2.1 million, respectively. In the three and nine months ended June 30, 2009, net other operating income included restructuring costs of $1.8 million and $4.6 million, respectively.

Restructuring Costs

In fiscal year 2009, we incurred restructuring costs of $8.2 million included in net other operating income for certain actions to reduce operating costs and thereby to improve the efficiency of our organization.

As of September 30, 2009, we had accrued restructuring costs in the amount of $4.2 million. In the three months ended June 30, 2010, we completed our restructuring efforts and released the remaining accrual of $0.8 million, as actual expenses were lower than the estimated restructuring costs. The development of restructuring costs in the current fiscal year is presented in the following table:

	Accrual at October 1, 2009	Restructuring Costs/(Release)	Payments	Currency translation adjustment	Accrual at June 30, 2010
	$’000s
Severance costs	$3,660	$(755)	$2,567	$(338)	$—
Consulting costs	581	—	585	4	—

Total	$4,241	$(755)	$3,152	$(334)	$—

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

As of June 30, 2010, these contracts had notional amounts totaling $51.4 million. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at June 30, 2010 is described in Note 15 Fair Value Measurements and Financial Instruments.

The location and amount of gains and losses from the fair value changes of derivative instruments reported in our condensed consolidated income statement were as follows:

	For the three months ended		For the nine months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
(Gain)/Loss on derivative instruments	$—	$(2,074)	$(6,364)	$6,492
Loss/(Gain) on derivative instruments	2,598	(1,065)	6,227	(4,904)

	$2,598	$(3,139)	$(137)	$1,588

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The Company’s liabilities related to foreign exchange contracts measured at fair value on a recurring basis as of June 30, 2010 represent derivative liabilities of $4,380 and are valued based on Level 2 inputs. As of June 30, 2010, the Company had no assets measured at fair value on a recurring basis.

In the Company’s June 30, 2010 Consolidated Balance Sheet, derivative liabilities are classified as accrued liabilities and deferred income, respectively.

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

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	$’000s		$’000s
Revenue external
Dental CAD/CAM Systems	$63,298	$63,226	$203,420	$179,249
Imaging Systems	61,771	52,498	192,287	166,933
Treatment Centers	35,027	41,314	118,735	113,441
Instruments	22,191	23,334	72,444	65,061

Total	$182,287	180,372	586,886	524,684

Electronic Center and corporate	131	209	491	440

Total	$182,418	$180,581	$587,377	$525,124

Revenue internal
Dental CAD/CAM Systems	$—	$—	$—	$—
Imaging Systems	10	12	25	39
Treatment Centers	6	10	22	25
Instruments	2,452	2,542	7,295	6,909
Intercompany elimination	(2,468)	(2,564)	(7,342)	(6,973)

Total	$—	—	—	—

Electronic Center and corporate	4,367	5,039	14,798	14,829
Intercompany elimination	(4,367)	(5,039)	(14,798)	(14,829)

Total	$—	$—	$—	$—

Revenue total
Dental CAD/CAM Systems	$63,298	$63,226	$203,420	$179,249
Imaging Systems	61,781	52,510	192,312	166,972
Treatment Centers	35,033	41,324	118,757	113,466
Instruments	24,643	25,876	79,739	71,970

Total	$184,755	182,936	594,228	531,657

Electronic Center and corporate	4,498	5,248	15,289	15,269

Total	$189,253	$188,184	$609,517	$546,926

Segment performance measure
Dental CAD/CAM Systems	$44,920	$42,966	$143,354	$123,927
Imaging Systems	37,307	30,923	116,483	98,935
Treatment Centers	14,349	17,346	49,025	44,380
Instruments	9,753	10,195	33,176	29,122

Total	$106,329	101,430	342,038	296,364

Electronic Center and corporate	1,271	854	6,457	1,990

Total	$107,600	$102,284	$348,495	$298,354

Depreciation and amortization expense
Dental CAD/CAM Systems	$1,440	$1,276	$4,254	$3,404
Imaging Systems	1,293	1,358	3,928	3,682
Treatment Centers	1,464	1,678	4,791	4,497
Instruments	704	826	2,412	2,094

Total	$4,901	5,138	15,385	13,677

Electronic Center and corporate	272	37	1,439	898

Total	$5,173	$5,175	$16,824	$14,575

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three and nine month periods ended June 30, 2010 and 2009 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	$’000s		$’000s
Revenue
Total segments (external)	$182,287	$180,372	$586,886	$524,684
Electronic center and corporate	131	209	491	440

Consolidated revenue	182,418	180,581	587,377	525,124

Depreciation and amortization
Total segments	4,901	5,138	15,385	13,677
Differences management reporting vs. US GAAP, electronic center and corporate	14,807	17,729	46,887	53,803

Consolidated depreciation and amortization	19,708	22,867	62,272	67,480

Segment performance measure
Total segments	106,329	101,430	342,038	296,364
Differences management reporting vs. US GAAP, electronic center and corporate	(12,154)	(14,632)	(36,160)	(42,250)

Consolidated gross profit	94,175	86,798	305,878	254,114
Selling, general and administrative expense	54,994	53,437	175,200	166,907
Research and development	11,648	9,897	34,803	30,998
Provision for doubtful accounts and notes receivable	47	421	183	867
Net other operating income	(3,254)	(1,881)	(9,162)	(5,072)
(Gain)/loss on foreign currency transactions, net	6,003	(5,111)	10,419	5,558
(Gain)/loss on derivative instruments	2,598	(3,139)	(137)	1,588
Interest expense, net	857	5,331	10,200	16,988
Other expense	(9)	—	775	—

Income before taxes	$21,291	$27,843	$83,597	$36,280

17. Related parties

Sirona Holdings S.C.A. Luxembourg (“Luxco”)

The Company and Luxco, a significant owner of the Company, are parties to an advisory services agreement that was automatically renewed for a one-year term on October 1, 2009. Under the agreement, which became effective October 1, 2005, Sirona pays an annual fee to Luxco of €325 (approximately $399), and Luxco provides to Sirona certain advisory services regarding the structure, terms and condition of debt offerings by Sirona, financing sources and options, business development and other services. In addition, pursuant to an agreement between Luxco and MDP IV Offshore GP, LP, MDP IV Offshore GP, LP provides these services to the Company in exchange for a fee from Luxco of €324.6.

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

Overview

Sirona Dental Systems, Inc. (“Sirona,” the “Company, “we,” “us,” and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries and their predecessors) is the leading manufacturer of high-quality, technologically advanced dental equipment, and is focused on developing, manufacturing and marketing innovative systems and solutions for dentists around the world. The Company is uniquely positioned to benefit from several trends in the global dental industry, such as technological innovation, increased use of CAD/CAM systems in restorative dentistry, the shift to digital imaging, favorable demographic trends and growing patient focus on dental health and cosmetic appearance. The Company has its headquarters in Long Island City, New York and its largest facility in Bensheim, Germany.

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

The Company’s business has grown substantially over the past five years, driven by numerous high-tech product introductions, a continued expansion of its global sales and service infrastructure, strong relationships with key distribution partners, namely Patterson and Henry Schein, and an international dealer network. Patterson and Henry Schein accounted for 32% and 17%, respectively, of Sirona’s global revenues for the nine month period ended June 30, 2010.

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

The weak global economy in 2009 resulted in a challenging environment for selling dental technology, which impacted Sirona’s revenues. In fiscal year 2009, U.S. revenues were flat and international revenues decreased 8.2% (up 1.8% on a constant currency basis). During fiscal year 2009, the Company introduced breakthrough advancements in dental care, led by the CEREC AC. In the context of the weak global economy, the Company implemented a near-term cost savings and deferral plan for 2009 and separately undertook certain targeted actions to reduce operating costs and to increase efficiency on a longer term basis. We finished the year with a robust fourth quarter with constant currency revenue growth of 8.4%, driven by our innovative high-tech product line.

The positive trends from the fourth quarter of fiscal year 2009 continued during the first nine months of fiscal 2010. This development was driven by our recent innovative product launches and our technologically advanced product portfolio. Our net income benefited from robust sales growth, margin expansion, expense management initiatives, and debt reduction. Our targeted cost saving actions are on plan, and we started reinvesting some of these cost savings in the third quarter of fiscal 2010, and we expect to continue some investments in the fourth quarter. Cash flow from operations was strong, mainly driven by operating income and lower interest payments.

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

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation. For the nine months ended June 30, 2010, approximately 44% of Sirona’s revenue and approximately 72% of its expenses were denominated in Euros. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2008 and June 30, 2010, the U.S. Dollar/Euro exchange rates used to calculate items included in Sirona’s financial statements varied from a low of 1.1919 to a high of 1.5121 and as of June 30, 2010 and September 30, 2009 were 1.2287 and 1.4662, respectively. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of June 30, 2010, these contracts had notional amounts totaling $51.4 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. The average monthly exchange rate for the nine months ended June 30, 2010 was $1.37990 and varied from $1.48990 to $1.22161. For the three and nine months ended June 30, 2009, an average quarterly foreign exchange rate converting Euro-denominated revenues into U.S. Dollars of $1.36206 and $1.3266, respectively, was applied.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue

Revenue for the three months ended June 30, 2010 was $182.4 million, an increase of $1.8 million, or 1.0%, compared with the three months ended June 30, 2009. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 6.0%. By segment, Imaging Systems increased 17.7% (up 22.0% on a constant currency basis), CAD/CAM increased 0.1% (up 4.3% on a constant currency basis), Instruments decreased 4.8% (up 1.6% on a constant currency basis), and Treatment Centers decreased 15.3% (down 9.6% on a constant currency basis).

We were able to grow revenues due to the demand for our innovative products, and we continue to benefit from our global sales and service infrastructure. Our products enable dental professionals to improve their clinical results and to increase the profitability of their practices. On a constant currency basis, growth occurred in all segments, except for Treatment Centers, which was particularly impacted by the timing of the bi-annual International Dental Show in Cologne last year.

Revenue in the United States for the three months ended June 30, 2010 increased by 33.7% compared to the prior year period, driven by the Imaging and CAD/CAM segment performance. CAD/CAM revenues benefited from shipments in anticipation of the Patterson AC trade-up promotion.

Revenue outside the United States decreased by 10.2%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues decreased by 4.2%. The decrease was mainly seen in Germany, whereas other regions, such as Asia-Pacific continued to show solid growth. The third quarter of fiscal year 2009 benefited significantly from sales stemming from the bi-annual International Dental Show in Cologne.

Cost of Sales

Cost of sales for the three months ended June 30, 2010 was $88.2 million, a decrease of $5.6 million, or 5.9%, as compared with the three months ended June 30, 2009. The decrease was primarily due to a weaker Euro compared to the U.S. Dollar and lower amortization expense. Gross profit as a percentage of revenue was 51.6% compared to 48.1% in the prior year. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $13.4 million as well as non-cash option expense of $0.03 million for the three months ended June 30, 2010, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $16.6 million as well as non-cash option expense of $0.1 million for the three months ended June 30, 2009. Excluding these amounts, costs of sales as a percentage of revenue was 41.0% for the three months ended June 30, 2010 compared with 42.7% for the three months ended June 30, 2009 and therefore gross profit as a percentage of revenue was 59.0% compared to 57.3%. The expansion of gross profit margin was driven by product and regional mix and a weaker Euro compared to the U.S. Dollar.

Selling, General and Administrative

SG&A expense for the three months ended June 30, 2010 was $55.0 million, an increase of $1.6 million, or 3.0%, as compared with the three months ended June 30, 2009. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $0.8 million, as well as non-cash option expense in the amount of $3.7 million for the three months ended June 30, 2010, compared with $1.0 million and $3.6 million, respectively, for the three months ended June 30, 2009. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 27.7% for the three months ended June 30, 2010 as compared with 27.0% for the three months ended June 30, 2009. The development of SG&A expenses is mainly driven by a weaker Euro compared to the U.S. Dollar and higher sales.

Research and Development

R&D expense for the three months ended June 30, 2010 was $11.6 million, an increase of $1.8 million, or 17.7%, as compared with the three months ended June 30, 2009. The increase is mainly driven by the timing of projects. R&D expense included non-cash stock option expense in the amount of $0.05 million and $0.1 million, respectively, for the three months ended June 30, 2010 and June 30, 2009. Excluding these amounts, as a percentage of revenue, R&D expense was 6.4% for the three months ended June 30, 2010, compared with 5.4% for the three months ended June 30, 2009.

Net Other Operating (Income)/Loss and Restructuring Costs

Net other operating income for the three months ended June 30, 2010 was $3.3 million, compared to a net other operating income of $1.9 million for the three months ended June 30, 2009. In both periods net other operating income included $2.5 million income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. In the three months ended June 30, 2010, net other operating income included $0.8 million of income from the release of accrued restructuring costs. In the three months ended June 30, 2009, net other operating income included a gain from the sale of a sales and services subsidiary in Spain of $1.2 million.

In December 2008 we announced certain actions to reduce operating costs and thereby to improve the efficiency of our organization. These actions predominantly relate to overhead functions in Germany including increased automation of our processes, the optimization of the supply chain as well as increased efficiency in our administrative functions.

In the three months period ended June 30, 2010, we completed our restructuring efforts and released accrued restructuring costs in the amount of $0.8 million, as actual expenses were lower than the estimated restructuring costs. For the three months period ended June 30, 2009, we incurred restructuring costs of $ 1.8 million ($1.4 million after taxes), consisting of employee severance pay and benefits and outside consulting fees directly related to the restructuring plan.

Loss/(Gain) on Foreign Currency Transactions

Loss on foreign currency transactions for the three months ended June 30, 2010 amounted to $6.0 million compared to a gain of $5.1 million for the three months ended June 30, 2009. For the three months ended June 30, 2010, the loss included an unrealized non-cash foreign currency loss of $6.7 million on the U.S. Dollar denominated deferred income, resulting from the currency revaluation adjustment of the Patterson exclusivity payment and a $5.8 million loss due to the currency revaluation of U.S. Dollar denominated short-term intra-group loans. Excluding these amounts, foreign currency transactions for the three months ended June 30, 2010 resulted in a gain of $6.5 million. For the three months ended June 30, 2009, the gain included an unrealized non-cash foreign currency gain of $4.8 million on the U.S. Dollar denominated deferred income resulting from the currency revaluation adjustment of the Patterson exclusivity payment and a $3.1 million gain due to the currency revaluation of U.S. Dollar denominated short-term intra-group loans. Excluding these amounts, foreign currency transactions for the three months ended June 30, 2009 resulted in a loss of $2.8 million.

Loss/(Gain) on Derivative Instruments

Loss on derivative instruments for the three months ended June 30, 2010 amounted to $2.6 million compared to a gain of $3.1 million for the three months ended June 30, 2009. For the three months ended June 30, 2010, the loss represented a non-cash loss on foreign currency hedges of $2.6 million. The gain for the three months ended June 30, 2009 included an unrealized non-cash gain of $2.1 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $1.0 million.

Interest Expense

Net interest expense for the three months ended June 30, 2010 was $0.9 million, compared to $5.3 million for the three months ended June 30, 2009. This decrease resulted mainly from interest rate swaps that ended in March 2010 and were not renewed as well as (i) lower interest rates, and (ii) lower overall debt levels.

Income Tax Provision

The income tax provision for the three months ended June 30, 2010 was $4.3 million, compared to $6.7 million for the three months ended June 30, 2009. For the third quarter of fiscal year 2010, an estimated effective tax rate of 20% has been applied, compared to an estimated effective tax rate of 24% for the third quarter of fiscal 2009, and an effective tax rate of 14.7% in fiscal 2009. The estimated effective tax rate is primarily driven by the expected distribution of profits across different countries.

Net Income

Sirona’s net income for the three months ended June 30, 2010 was $16.6 million, a decrease of $3.9 million, as compared with the three months ended June 30, 2009. Third quarter 2010 net income included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP transaction – deal related amortization and depreciation) of $14.2 million ($11.4 million net of tax), unrealized, non-cash foreign currency losses on the deferred income from the Patterson exclusivity payment of $6.7 million ($5.4 million net of tax) and losses on short-term intra-group loans of $5.8 million ($4.6 million net of tax).

Sirona’s net income for the three month period ended June 30, 2009 included deal related amortization and depreciation of $17.6 million ($13.4 million net of tax), currency revaluation gains on the deferred income from the Patterson exclusivity payment of $4.8 million ($3.7 million net of tax) and revaluation gains on short-term intra-group loans of $3.1 million ($2.3 million net of tax).

Share-based compensation expense was $3.8 million ($3.0 million net of tax) in the third quarter of 2010, compared to $3.8 million ($2.9 million net of tax) in the prior year period.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

Revenue

Revenue for the nine months ended June 30, 2010 was $587.4 million, an increase of $62.3 million, or 11.9%, as compared with the nine months ended June 30, 2009. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 9.0%. By segment, Imaging Systems increased 15.2% (up 13.0% on a constant currency basis), CAD/CAM Systems increased 13.5% (up 11.2% on a constant currency basis), Instruments increased 11.4% (up 7.4% on a constant currency basis), and Treatment Centers increased 4.7% (up 0.9% on a constant currency basis).

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

Revenue in the United States for the nine months ended June 30, 2010 increased by 16.8% compared to the same period of the prior year.

Revenue outside the United States increased by 9.7%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, revenue increased by 5.7%. Revenue growth was particularly driven by Asia Pacific, especially Australia, Japan, and China.

Cost of Sales

Cost of sales for the nine months ended June 30, 2010 was $281.5 million, an increase of $10.5 million, or 3.9%, as compared with the nine months ended June 30, 2009. The increase in cost of sales is due to higher sales. Gross profit as a percentage of revenue was 52.1% compared to 48.4% in the prior year. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $42.6 million as well as non-cash option expense of $0.1 million for the nine months ended June 30, 2010, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $48.9 million and non-cash option expense of $0.2 million for the nine months ended June 30, 2009. Excluding these amounts, costs of sales as a percentage of revenue decreased to 40.7% for the nine months ended June 30, 2010 compared with 42.3% for the nine months ended June 30, 2009 and gross profit as a percentage of revenue increased by 1.6 percentage points to 59.3% from 57.7%. The positive development of the gross profit margin was mainly due to product mix across all segments.

Selling, General and Administrative

For the nine months ended June 30, 2010, SG&A expense was $175.2 million, an increase of $8.3 million, or 5.0%, as compared with the nine months ended June 30, 2009. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $2.5 million as well as non-cash option expense in the amount of $11.6 million for the nine months ended June 30, 2010, compared with $3.0 million and $11.0 million, respectively, for the nine months ended June 30, 2009. Excluding these amounts, as a percentage of revenue, SG&A expense decreased to 27.4% for the nine months ended June 30, 2010 as compared with 29.1% for the nine months ended June 30, 2009. The increase in SG&A is mainly driven by higher sales, whereas the decrease as a percentage of sales is mainly due to higher sales and cost savings.

Research and Development

R&D expense for the nine months ended June 30, 2010 was $34.8 million, an increase of $3.8 million, or 12.3%, as compared with the nine months ended June 30, 2009. R&D expense included non-cash stock option expense in the amount of $0.1 million and $0.4 million, respectively, for the nine months ended June 30, 2010 and June 30, 2009.

Excluding these amounts, R&D expense was 5.9% of revenues for the nine months ended June 30, 2010, compared with 5.8% for the nine months ended June 30, 2009. The increase was primarily due to project timing.

Net Other Operating (Income)/Loss and Restructuring Costs

Net other operating income for the nine months ended June 30, 2010 was $9.2 million, compared to $5.1 million for the nine months ended June 30, 2009. In both periods net other operating income included $7.5 million resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. In the nine months ended June 30, 2010 net other operating income also included a gain from the sale of a subsidiary in Italy of $0.9 million as well as a $0.8 million gain from the release of the accrued restructuring expenses. In the nine months ended June 30, 2009 net other operating income also included a gain from the sale of a sales and service subsidiary in Spain of $2.1 million and restructuring costs of $4.5 million ($3.2 million after taxes), consisting of employee severance pay and benefits and outside consulting fees directly related to the restructuring plan.

In December 2008 we announced certain actions to reduce operating costs and thereby improve the efficiency of our organization. These actions predominantly relate to overhead functions in Germany, including increased automation of our processes, the optimization of the supply chain, as well as increased efficiency in our administrative functions.

In the nine month period ended June 30, 2010, we completed our restructuring efforts and released the accrued restructuring costs in the amount of $0.8 million, as actual expenses were lower than the estimated restructuring costs.

Loss on Foreign Currency Transactions

Loss on foreign currency transactions for the nine months ended June 30, 2010 amounted to $10.4 million compared to a loss of $5.6 million for the nine months ended June 30, 2009. For the nine months ended June 30, 2010 the loss included an unrealized non-cash foreign currency loss of $13.2 million on the U.S. Dollar denominated deferred income, resulting from the translation adjustment of the Patterson exclusivity payment, as well as a non-cash foreign currency loss on U.S. Dollar denominated short-term intra-group loans to European entities of $11.5 million. Excluding these amounts, foreign currency transactions for the nine months ended June 30, 2010 resulted in a gain of $14.3 million. For the nine months ended June 30, 2009 the loss included an unrealized non-cash foreign currency loss of $1.5 million on the U.S. Dollar denominated deferred income resulting from the translation adjustment of the Patterson exclusivity payment, as well as a non-cash foreign currency loss on U.S. Dollar denominated short-term intra-group loans of $0.8 million. Excluding these amounts, foreign currency transactions for the nine months ended June 30, 2009 resulted in a loss of $3.3 million.

(Gain)/Loss on Derivative Instruments

Gain on derivative instruments for the nine months ended June 30, 2010 amounted to $0.1 million compared to a loss of $1.6 million for the nine months ended June 30, 2009. For the nine months ended June 30, 2010, the gain included a non-cash gain of $6.4 million on interest swaps, as well as a non-cash loss on foreign currency hedges of $6.3 million. The loss for the nine months ended June 30, 2009, included an unrealized non-cash loss of $6.5 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $4.9 million.

Interest Expense

Net interest expense for the nine months ended June 30, 2010 was $10.2 million, compared to $17.0 million for the nine months ended June 30, 2009. This decrease resulted mainly from interest rate swaps that ended in March 2010 and were not renewed, as well as (i) lower interest rates, and (ii) lower overall debt levels.

Other Expense

Professional fees of $0.8 million, related to the December 2009 and February 2010 follow-on public offerings, were incurred in the nine months ended June 30, 2010. No other expense was incurred for the nine months ended June 30, 2009.

Income Tax Provision

The income tax provision for the nine months ended June 30, 2010 was $16.7 million, compared to $9.0 million for the nine months ended June 30, 2009. For fiscal year 2010, an estimated effective tax rate of 20% has been applied compared to an estimated effective tax rate of 24% for the first nine months of fiscal year 2009, and an actual effective tax rate of 14.7% for fiscal year 2009. The 2010 effective tax rate is expected to be higher than 2009, due to a variety of factors including the estimated distribution of profits across the different countries.

Net Income

Sirona’s net income for the nine months ended June 30, 2010 was $65.3 million, an increase of $38.7 million, as compared with the nine months ended June 30, 2009. Net income included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to the Exchange and the MDP Transaction (deal related amortization and depreciation) of $45.1 million ($36.1 million net of tax), unrealized, non-cash foreign currency losses on the deferred income from the Patterson exclusivity payment of $13.2 million ($10.6 million net of tax) and losses on short-term intra-group loans of $11.5 million ($9.2 million net of tax).

Sirona’s net income for the nine month period ended June 30, 2009 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to the Exchange and the MDP Transaction (deal related amortization and depreciation) of $51.9 million ($38.0 million net of tax), unrealized, non-cash foreign currency losses on the deferred income from the Patterson exclusivity payment of $1.5 million ($0.9 million net of tax) and losses on short-term intra-group loans of $0.8 million ($0.5 million net of tax).

Share-based compensation expense was $11.8 million ($9.4 million net of tax) in the first three quarters of 2010, compared to $11.6 million ($8.4 million net of tax) in the prior year period.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to consolidated adjusted EBITDA (“Consolidated Adjusted EBITDA”) of no more than 2.50 to 1, and a cash interest coverage ratio (“Cash Interest Cover Ratio”) of consolidated adjusted EBITDA to cash interest costs of 4.00 to 1 or greater. The Company is required to test its ratios as of September 30 and March 31. As of March 31, 2010, the most recent period for which these ratios were calculated, the Company was in compliance with both ratios. For further information regarding the calculation of these ratios as of March 31, 2010, please see our Form 10-Q for the fiscal quarter ended March 31, 2010 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Cash Flows

	Nine months ended
	June 30, 2010	June 30, 2009
	$’000s
Net cash provided by operating activities	$135,996	$75,411
Net cash used in investing activities	(14,890)	(9,697)
Net cash used in financing activities	(74,572)	(79,594)

Increase/(decrease) in cash during the period (before exchange rate effects)	$46,534	$(13,880)

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $136.0 million for the nine months ended June 30, 2010, compared to $75.4 million for the nine months ended June 30, 2009. The primary contributing factor to the increase in cash provided by operating activities was an increase in operating income, as well as an improvement in working capital.

Net Cash Used in Investing Activities

For the nine months ended June 30, 2010, net cash used in investing activities represents cash used in capital expenditures in the course of normal operating activities, partly offset by proceeds from the sale of a subsidiary in Italy. The investing cash outflow for the nine months ended June 30, 2009, resulted from capital expenditures in the course of normal operating activities, partly offset by proceeds from the disposal of long-lived assets and from the sale of a subsidiary in Spain.

Net Cash Used in Financing Activities

Net cash used in financing activities was $74.6 million for the nine months ended June 30, 2010, compared to net cash used in financing activities of $79.6 million for the nine months ended June 30, 2009. Net cash used in financing activities in the nine months ended June 30, 2010 primarily relates to the early repayment of senior debt that was originally due in November 2010 eight months ahead of schedule and the purchase of additional shares from a noncontrolling interest, partly offset by proceeds and tax-related benefits of stock options exercised in the first nine months of the fiscal year. Net cash used in financing activities in the nine months ended June 30, 2009, related to the prepayment of the senior debt originally due in November 2009 six months ahead of schedule as well as to the repayment of a bank loan in China and the purchase of treasury shares under the stock repurchase program.

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

Debt issuance costs of $5.6 million were incurred in relation to the new financing and were capitalized as deferred charges.

Other Financial Data

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	$’000s		$’000s
Net income attributable to Sirona Dental Systems, Inc.	$16,577	$20,468	$65,291	$26,622
Net interest expense	857	5,331	10,200	16,988
Provision for income taxes	4,258	6,683	16,719	9,045
Depreciation	5,162	5,175	16,091	14,575
Amortization	14,521	17,692	46,181	52,905

EBITDA	$41,375	$55,349	$154,482	$120,135

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

Supplemental Information

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	$’000s		$’000s
Share-based compensation	$3,780	$3,760	$11,828	$11,553
Unrealized, non-cash loss/(gain) on revaluation of the carrying value of the $-denominated exclusivity fee	6,740	(4,813)	13,191	1,512
Unrealized, non-cash loss/(gain) on revaluation of the carrying value of short-term intra-group loans	5,835	(3,082)	11,506	830

	$16,355	$(4,135)	$36,525	$13,895

Recently Issued Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements for discussion of recently issued accounting pronouncements that have not yet been adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk as reported under Part II, Item 7A in its Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of June 30, 2010. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Nominating Committee and Corporate Governance Committee

On July 30, 2010, the Board of Directors (the “Board”) of the Company unanimously resolved to abolish the Nominating Committee of the Company and to create, in replacement thereof, a Nominating and Corporate Governance Committee of the Company. The Board appointed Thomas Jetter, Arthur D. Kowaloff, Harry M. Jansen Kraemer, Jr. and Timothy P. Sullivan to serve as members of such Nominating and Corporate Governance Committee with Harry M. Jansen Kraemer, Jr. to serve as Chairman. On the same date, the Board also approved the charter for the Nominating and Corporate Governance Committee, a copy of which is posted on our website at www.sirona.com and referenced herein as Exhibit 99.1.

Advisory Services Agreement

On July 30, 2010, the Company and Luxco elected not to renew the advisory services agreement between them that terminates on October 1, 2010. Under the agreement, which became effective October 1, 2005, the Company pays an annual fee to Luxco of €325,000 (approximately $399,000), and Luxco provides to the Company certain advisory services regarding the structure, terms and condition of debt offerings by the Company, financing sources and options, business development and other services.

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Nominating and Corporate Governance Committee Charter.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2010

Sirona Dental Systems, Inc.

By:	/s/ Simone Blank
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)