Form 10-K
period 2010-09-30
SIRONA DENTAL SYSTEMS, INC.
filed 2010-11-18
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2010

or

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

Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☑

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

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,306,687,982. Such aggregate market value is computed by reference to the closing sale price of the Common Stock on such date.

As of November 15, 2010, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,305,581.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission not later than January 28, 2011 are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by January 28, 2011 the required information will be filed as an amendment to this report on Form 10-K no later than that date.

FORWARD-LOOKING STATEMENTS

This Form 10-K Annual Report contains forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans” and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report and the “Risk Factors” set forth in Item 1A of this Annual Report. All forward looking statements speak only as of the date of this Annual Report and are expressly qualified in their entirely by the cautionary statements included in this report. The Company undertakes no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

ITEM 1.	BUSINESS

Overview

Sirona Dental Systems, Inc. (“Sirona,” the “Company, “we,” “us,” and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries and their predecessors) is the leading manufacturer of high-quality, technologically-advanced dental equipment, and is focused on developing, manufacturing and marketing innovative solutions for dentists around the world. The Company is uniquely positioned to benefit from several trends in the global dental industry, such as technological innovation, increased use of CAD/CAM systems in restorative dentistry, the shift to digital imaging, favorable demographic trends and growing patient focus on dental health and cosmetic appearance. Sirona provides a broad range of technologically advanced products in each of its four product segments:

•	Dental CAD/CAM Systems;

•	Imaging Systems;

•	Treatment Centers; and

•	Instruments.

Sirona markets its products globally to dental practices, clinics and laboratories through an international network of distributors. These dental distributors typically supply both dental equipment and consumables, and have regular contact with the ultimate end-users.

Sirona’s revenue for the fiscal year ended September 30, 2010 was $770.3 million. Sirona sells its products globally, with the U.S. market contributing 31% of revenue, or $239.5 million, the German market contributing 19% of revenue, or $148.3 million, and the rest of the world contributing 50% of revenue, or $382.4 million.

History

Sirona dates back to the establishment of Reiniger, Gebbert & Schall, which introduced the first dental electrical drill in 1882. In 1925, the Company became part of Siemens & Halske Group and in 1934 launched the smallest x-ray in the world, enabling dental x-rays for the first time. In 1956, Siemens introduced Sirona as a brand for treatment centers, and in 1958 the group developed the first ball-bearing turbine for dental drills.

In 1997, funds advised by the financial sponsor, Permira, acquired the Sirona dental business from Siemens in a leveraged buy-out transaction. Following the transaction, Sirona substantially increased its international sales and intensified its focus on product innovation. In November 2003, Permira sold Sirona to the Scandinavian financial sponsor, EQT, and management in a leveraged buy-out transaction that closed on February 16, 2004. On April 30, 2005, funds managed by Madison Dearborn Partners, a private equity firm, and Sirona’s management entered into an agreement to acquire Sirona in a leveraged buy-out transaction that closed on June 30, 2005.

On September 25, 2005, Schick Technologies, Inc. (“Schick”) entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. (“Luxco”) and Sirona Holding GmbH (“Sirona Holding”) providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of Euro 151.0 million ($182 million) plus accrued interest (the “Exchange”). On June 20, 2006, the Exchange closed and Schick, a Delaware corporation formed in 1997, was renamed Sirona Dental Systems, Inc. Although Sirona Holding became a subsidiary of Schick upon the completion of the Exchange, Sirona Holding was deemed the acquiring corporation for accounting purposes because Luxco received a controlling ownership interest in the Company, Sirona Holding’s designees constituted a majority of the members of the Company’s board of directors and Sirona Holding’s senior management represented a majority of the senior management of the Company.

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

Industry/Products

Overview

The global dental market encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. This market has enjoyed steady growth, driven by a number of factors, including an increased desire for aesthetics, a demographic shift towards an aging population coupled with a desire to retain tooth structure later in life, growth in disposable income, a desire for more convenience on the part of both dentists and patients, a shift towards private pay, a greater need for dental preventative care and technological innovation.

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

Recent technological advancements in the dental equipment industry include 3D radiography, digital radiography, CAD/CAM technology, and intra oral cameras.

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

A brief description of each of our segments follows. See Note 23 to our consolidated financial statements for revenues and gross profit by segment for each of the last three fiscal years, and assets by segment, at September 30, 2010 and 2009.

Dental CAD / CAM Systems

Dental CAD/CAM Systems address the worldwide market for dental restorations, which includes several types of restorations, such as inlays, onlays, veneers, crowns, bridges, copings and bridge frameworks made from ceramic, metal or composite blocks. The global market for dental restorations can be divided into two sub-segments: in-mouth fillings and out-of-mouth pre-shaped restorations. CAD/CAM-produced ceramic restorations represent a growing portion of the out-of-mouth restoration market and the number of out-of-mouth restorations prepared with CAD/CAM systems has increased substantially over the past few years. At the same time, the number of dental practitioners and dental laboratories using CAD/CAM technology has increased. Sirona estimates that as of the end of fiscal year 2010, the market penetration for in-office CAD/CAM systems in the United States had grown to approximately 11% and increased to approximately 13% in Germany.

Sirona pioneered the application of high-tech CAD/CAM techniques to the traditional lab-based restoration process with the commercialization of the CEramic REConstruction, or CEREC, method. Sirona’s CEREC system is an in-office application that enables dentists to produce high quality restorations from ceramic material and insert them into the patient’s mouth during a single appointment. CEREC has a number of advantages compared to the traditional out-of-mouth pre-shaped restoration method, as CEREC does not require a physical model, restorations can be created in the dentist’s office and the procedure can be completed in a single visit. The CEREC system consists of an imaging unit and a milling unit. The imaging unit scans the damaged area, captures the image of the tooth or teeth requiring restoration and proposes the specifications for the restoration. The milling unit then mills the ceramic restoration to the required specifications based upon the captured image and the dentist’s design specifications. The result is a biocompatible, non-metallic, natural-looking restoration made of durable, high-quality ceramic materials completed in a single treatment session. Independent studies indicate that CEREC ceramic restorations are as durable as gold and can replace conventional restoration materials for most procedures. In addition, CEREC restorations are aesthetically pleasing and have the benefit of a natural-looking appearance.

In fiscal year 2003, Sirona launched its CEREC 3D product, an important development that allowed the dentist to view the onscreen restoration in three dimensions. This product has been periodically updated, including enhanced software applications. In fiscal year 2007, Sirona launched its next generation milling unit, the MC XL. The MC XL produces a high quality, precisely fitted restoration in half the time that the classic CEREC milling unit requires. Fiscal year 2007 also saw the roll out of Sirona’s “Biogeneric” software which virtually automates the CAD portion of the CAD/CAM process. This software has been further enhanced to include crowns and bridges and version 3.8 has been launched in fiscal year 2010. In January 2009, Sirona launched the CEREC AC Digital Impression Unit, which is based on the Bluecam technology, further strengthening its leadership position in the dental CAD/CAM market. The AC unit takes digital dental impressions quickly, more accurately and with improved workflow. This advanced digital impression acquisition unit significantly expands the range of clinical indications and gives CEREC dentists the choice of either creating the restoration in-office or sending a digital impression to a laboratory, which then fabricates the restoration from the digital model.

Sirona offers a service contract on its CEREC product, which includes software updates and upgrades and maintenance on software-related hardware.

In addition to CEREC, Sirona also offers CAD/CAM products for dental laboratories, including the inLab restoration fabrication system and the extra-oral inEos scanner. These products are designed to improve efficiency and reduce costs for the dental lab. The inLab system scans the models received from the dentists and then mills ceramic or composite block restorations, such as crown copings and bridge frameworks to the specifications of the captured image. In fiscal year 2007, Sirona launched its next generation inLab milling unit, the inLab MC XL. The new unit features a modern, elegant design with solid, heavy-duty construction. Milling performance and precision have been greatly enhanced and milling time has been considerably reduced. The inEos scanner, which was launched in 2005, is a high speed extra-oral scanner which produces 3D digital images from a single tooth up to a jaw, directly from the plaster model. In fiscal year 2010, the successor model inEos Blue was launched. inEos Blue is based on the Bluecam technology, is easy to use, fast, precise, flexible, and it’s auto capture function allows for substantial time savings.

In fiscal year 2004, Sirona started its central restoration service business for copings and bridge-frameworks in Germany and expanded the service to the United States in fiscal year 2006. The central restoration service allows dental labs to scan a plaster model received from the dentist and then transmit the digital image directly to Sirona via the internet. A bridge or coping is then created at Sirona’s central manufacturing site; with the final product shipped directly back to the lab.

In fiscal year 2008, we expanded our CEREC offering with the introduction of CEREC Connect. CEREC Connect is a web-based service that facilitates the electronic transmission of digital impressions acquired with a CEREC acquisition unit to inLab laboratories. Laboratories can use the digital impression to create final restorations. This process eliminates the need to take physical impressions, resulting in increased accuracy, less reworking of restorations and productivity savings.

The Dental CAD/CAM Systems segment contributed 34%, 35% and 31% to Sirona’s revenue for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

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

In 2004, Sirona introduced its next generation of digital panoramic x-ray systems, the Orthophos XG line. The flagship model, the Orthophos XG Plus, provides specialists, orthodontists, oral surgeons and implantologists with over 30 programs and a wide variety of diagnostic possibilities. Other models of the family include the Orthophos XG 5 and the basic model Orthophos XG 3, both of which are designed for general dental practitioners.

As a result of the Exchange, we expanded our imaging system product line to include Schick’s CDR (computed digital radiography) system, the leading intra-oral digital imaging system in the United States. Schick’s product line includes an imaging sensor based on CMOS technology and the Schick Pan, a digital panoramic unit.

In fiscal year 2007, Sirona introduced its GALILEOS Comfort 3-D imaging unit. Today, three-dimensional imaging is offering dentists advanced diagnostic and therapeutic options in the fields of surgery, prosthetics, orthodontics, and restorative dentistry. The Company believes GALILEOS integrates these capabilities efficiently into dental practices. In July 2008, Sirona launched GALILEOS Compact, which is specifically tailored to meet the needs of the general practitioner. GALILEOS Comfort and GALILEOS Compact also have the ability to display traditional 2-D panoramic digital images. In fiscal year 2009, Sirona introduced software that facilitates the integration of Galileos 3D X-ray volume (bone level data) with a CEREC AC CAD/CAM scan (surface level information). This software allows the practitioner to plan both the implant surgery and the prosthetic at the start of the implant treatment session. This integrated process reduces the number of treatment sessions, results in greater accuracy and superior implant alignment. With this new software, the dental practitioner can now place more focus on the desired aesthetic outcome throughout the entire treatment process.

The Imaging Systems segment contributed 33%, 32% and 34% to Sirona’s revenue for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

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

The Treatment Centers segment contributed 21%, 21% and 22% to Sirona’s revenue for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

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

The Instruments segment contributed 12%, 12% and 13% to Sirona’s revenue for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

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

We purchase various components for our products from a number of outside suppliers. We currently have established relationships with approximately 1,300 suppliers, of which we view approximately 250 as “key suppliers.” Each supplier is selected according to stringent quality criteria, which are reviewed regularly. We do not believe we are dependent on one or a small group of suppliers and believe we could locate alternative suppliers if needed. For reasons of quality assurance or cost effectiveness, the Company relies on single sources for certain purchased components, e.g. sensors, which we use in our imaging segment. We work closely with our suppliers to help ensure continuity of supply while maintaining high quality and reliability. We have agreements in place and use a number of techniques, including security or consignment stock commitments, to address potential disruptions of the supply chain. We also own any custom tooling used in manufacturing these components. The Company has not experienced any significant difficulty in the past in obtaining the materials necessary to meet its production schedule. However, the need to replace one of our single source suppliers could cause a disruption in our ability to timely deliver certain of our products or increase costs. See Item 1A Risk Factors — “We are dependent upon a limited number of suppliers for critical components. If these suppliers delay or discontinue the manufacture of these components, we may experience delays in shipments, increased costs and cancellation of orders for our products.”

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

Distribution

Sirona distributes its products globally to dental practices, clinics and laboratories through an international network of more than 300 distributors. See Note 23 to our consolidated financial statements for a description of our net sales and long-lived assets by geographic region for the last three fiscal years. Because distributors typically cover both dental equipment and consumables, they have regular contact with the dentist and are therefore optimally positioned to identify new equipment sale opportunities. Sirona’s primary distributors are Patterson Companies and Henry Schein, two of the world’s largest dental distributors. In the United States, Patterson is Sirona’s primary distributor. Outside of the United States, Henry Schein is the company’s largest distributor. Patterson Companies and Henry Schein accounted for 30% and 15%, respectively, of Sirona’s worldwide revenue for the fiscal year ended September 30, 2010. Sirona distributes elsewhere through a well developed network of independent regional distributors. Sirona works closely with its distributors by training their technicians and sales representatives with respect to its products. With over 9,000 sales and service professionals trained each year, Sirona seeks to ensure high standards of quality in after-sale service and the best marketing of its products. The success of Sirona’s products is evidenced by their importance to its distribution partners, and in many cases are among their best selling offerings.

On April 27, 1998, Sirona and Patterson Companies entered into an exclusive distribution agreement (the “Distribution Agreement”) pursuant to which Patterson was appointed as the exclusive distributor of Sirona’s CEREC CAD/CAM products within the United States and Canada. Under the terms of the Distribution Agreement, Patterson’s exclusivity was to terminate on September 30, 2007. On June 30, 2005, Sirona and Patterson entered into an amendment of the Distribution Agreement which extended Patterson’s exclusivity from October 1, 2007 through September 30, 2017. As consideration for the extension of its exclusivity, Patterson agreed to make a one-time payment to Sirona in the amount of $100 million (the “Exclusivity Fee”). In July 2005, Patterson paid the Exclusivity Fee, in its entirety, to Sirona. The full amount of the Exclusivity Fee was recorded as deferred income and is being recognized on a straight-line basis commencing on October 1, 2007. In the event of termination of the Distribution Agreement (a) due to force majeure, (b) by Patterson due to Sirona’s insolvency, or (c) by Sirona as a result of a failure by Patterson to meet its performance obligations, Sirona would be required to refund to Patterson a portion of the Exclusivity Fee as liquidated damages. The amount of the Exclusivity Fee required to be refunded declines by $15 million per year in each of fiscal years 2008 through 2012 and by $5 million per year thereafter. In the event of termination by Patterson due to a breach by Sirona of its exclusivity obligations, the unearned portion of the Exclusivity Fee (as determined on a straight-line basis beginning in fiscal year 2008) must be refunded to Patterson as liquidated damages. The extension did not modify or alter the underlying provisions of the companies’ agreement through 2007, including the performance criteria necessary to maintain the exclusivity. The performance criteria are benchmark thresholds which afford Sirona the opportunity to abandon the exclusivity or to terminate the agreement with Patterson, but do not create minimum purchase obligations under a take-or-pay arrangement.

In April 2000, Schick and Patterson entered into an exclusive distribution agreement covering the United States and Canada; and as of May 1, 2000, Schick began marketing and selling its CDR dental products in the United States and Canada through Patterson. This contract was amended in July 2005, March 2007, and May 2010 and is due to expire on December 31, 2012.

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

Research and Development

Sirona commits significant resources to research and development, with a particular focus on developing products that offer new diagnostic and treatment options, while increasing comfort for both users and patients and streamlining process efficiency. Sirona spent approximately $46 million, $41 million and $49 million on research and development activities in the fiscal years ended September 30, 2010, 2009 and 2008, respectively, which represented approximately 6% of Sirona’s total revenue in each year. Sirona employs 223 professionals in its global research and development departments. Sirona also cooperates in its research efforts with partners in research facilities and dental practices around the world.

Patents, Trade Secrets and Proprietary Rights

We seek to protect our intellectual property through a combination of patent, trademark and trade secret protection. We believe that our future success will depend in part on our ability to obtain and enforce patents for our products and processes, preserve our trade secrets and operate without infringing the proprietary rights of others.

Patents

We have an active corporate patent program, the goal of which is to secure patent protection for our technology. Sirona owns and/or maintains approximately 700 patents and patent applications throughout the world. The patents expire at various dates through 2027. We also license or sublicense some of the technology used in our products from third parties.

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

Employees

As of September 30, 2010, the Company had 2,345 employees. The Company believes that its relations with its employees are good. No Company employees are represented by labor unions or are subject to a collective bargaining agreement in the United States. Approximately 25% of our German employees are members of the IG Metall union. We have not experienced any work stoppages due to labor disputes.

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

Our businesses routinely encounter and address risks, some of which will cause our future results to be different - sometimes materially different - than we anticipate. Discussion about the material operational risks that our businesses encounter can be found in our MD&A, in the business descriptions in Item 1 of this report and in previous SEC filings. Below, we have described our present view of the material risks facing our business.

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

Our profitability may be negatively impacted by adverse general macroeconomic conditions in the geographic markets in which we sell our products.

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

In the last two fiscal years, our business was impacted by the weak global economy, which resulted in a challenging environment for selling dental technologies. We have observed that some dentists are postponing investments in equipment.

We are dependent upon a limited number of distributors for a significant portion of our revenue, and loss of these key distributors could result in a loss of a significant amount of our revenue.

Historically, a substantial portion of our revenue has come from a limited number of distributors. For example, Patterson Dental Company, Inc. accounted for 30% of revenue for the fiscal year ended September 30, 2010. In addition, 15% of our revenue for the fiscal year ended September 30, 2010, was attributable to sales to Henry Schein, Inc. It is anticipated that Patterson and Henry Schein will continue to be the largest contributors to our revenue for the foreseeable future. There can be no assurance that Patterson and Henry Schein will purchase any specified minimum quantity of products from us or that they will continue to purchase any products at all. If Patterson or Henry Schein ceases to purchase a significant volume of products from us, it could have a material adverse effect on our results of operations and financial condition.

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

Our quarterly operating results have varied in the past, and our operating results are likely to continue to fluctuate in the future. These variations result from a number of factors, many of which are substantially outside of our control, including:

•	the timing of new product introductions by us and our competitors;

•	timing of industry tradeshows, particularly the International Dental Show;

•	changes in relationships with distributors;

•	developments in government reimbursement policies;

•	changes in product mix;

•	our ability to supply products to meet customer demand;

•	fluctuations in manufacturing costs;

•	tax incentives;

•	currency fluctuations; and

•	general economic conditions, as well as those specific to the healthcare industry and related industries.

Our financial results may be adversely affected by fluctuations in foreign currency exchange rates.

We are exposed to currency exchange risk with respect to the U.S. Dollar in relation to the Euro, because a large portion of our revenue and expenses are denominated in Euros. In addition, we have an increasing portion of revenue and expenses denominated in other foreign currencies, e.g. Yen, Australian Dollar, and Yuan Renminbi. While we enter into hedging arrangements to protect our business against certain currency fluctuations, these hedging arrangements from time to time do not provide comprehensive protection. We monitor changes in our exposure to exchange rate risk that result from changes in our situation. If we do not enter into effective hedging arrangements in the future, our results of operations and prospects could be materially and adversely affected.

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

We enter into foreign currency exchange forward contracts as economic hedges of trade commitments or anticipated commitments denominated in currencies other than the functional currency to mitigate the effects of changes in currency rates. Although we do not enter into these instruments for trading purposes or speculation, and although our management believes all of these instruments are economically effective as hedges of underlying physical transactions, these foreign exchange commitments are dependent on timely performance by our counterparties. Their failure to perform could result in our having to close these hedges without the anticipated underlying transaction and could result in losses if foreign currency exchange rates have changed.

Our indebtedness could have material adverse consequences for our business, cash flow, financial condition and results of operations.

We have total bank debt to unrelated parties of $370.7 million as of September 30, 2010. This level of indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences to our business. For example, it could:

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

Restrictive covenants and conditions contained in our senior credit agreement impose operating and financial restrictions on our business.

Our senior credit agreement contains a number of restrictive covenants and conditions that impose operating and financial restrictions on our business, including restrictions on our ability to take actions that may be in the best interests of the business. These restrictions and conditions include a mandatory prepayment on a change in control or sale of all or substantially all assets, as well as significant restrictions on mergers and on any business acquisition. Other covenants limit changes to our business, lending activities, investments including joint ventures, further indebtedness, and the payment of dividends and capital share redemptions. The financial covenants require that we maintain a debt coverage ratio of consolidated total net debt to consolidated adjusted EBITDA of no more than 2.50 to 1, and a cash interest coverage ratio of consolidated adjusted EBITDA to cash interest costs of 4.00 to 1 or greater. Failure to comply with these covenants will result in a default under the terms of our senior credit agreement and could result in acceleration of this indebtedness. For more information concerning compliance with these covenants, please see Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.

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

Changes in the healthcare industry could adversely affect our business.

The healthcare industry has undergone, and is in the process of undergoing, significant changes driven by efforts to reduce costs. These changes include legislative healthcare reform, the reduction of spending budgets by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans; trends toward managed care; consolidation of healthcare distribution companies; consolidation of healthcare manufacturers; collective purchasing arrangements and consolidation among office-based healthcare practitioners; and changes in reimbursements to customers. Some of these potential changes may cause a decrease in demand for and/or reduce the prices of our products. These changes could adversely affect our revenues and profitability. In addition, similar legislative efforts in the future could adversely impact our business.

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

Sirona Holdings Luxco SCA, or “Luxco”, requested that we register common stock that they own under the Securities Act pursuant to contractual registration rights, and on August 19, 2008, we filed a registration statement providing for the potential resale of up to 36,972,480 shares of our common stock. In August 2009, December 2009, and February 2010, Luxco sold 8,625,000, 7,100,000, and 7,000,000 shares, respectively, pursuant to underwritten public offerings. We cannot predict the size or timing of actual future sales of our common stock or the effect, if any, that future sales of shares of our common stock, or the expectation of such sales, would have on the market price of our common stock.

Our largest stockholder can exert influence over us and may have interests that diverge from yours.

At September 30, 2010, Luxco owned approximately 25% of our outstanding common stock. As a result, Luxco has the voting power to significantly influence our policies, business and affairs, and the outcome of any corporate transaction or other matter, including mergers, consolidations and the sale of all, or substantially all, of our assets. This concentration in ownership may have the effect of delaying, deterring, or preventing a change in control that otherwise could result in a premium in the price of our common stock.

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

The Company has its largest facility in Bensheim, Germany. It is composed of a number of buildings housing the Company’s primary manufacturing and assembly facility. It also houses executive offices, finance, sales, customer service and marketing, research and development laboratories and shipping facilities. In fiscal year 2010 the Company started to expand the facilities by building a Center of Innovation, which will house the research and development professionals in Germany under one roof. The inauguration of this facility is planned for March 2011. In addition, since September 2007, the Company leased space in Salzburg, Austria. The leased space houses executive offices and group functions including strategy, sales, finance, accounting, human resources, marketing and legal affairs.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded publicly on the NASDAQ Global Select Market. In connection with the Exchange, we changed our trading symbol to “SIRO” from “SCHK”.

The following table presents quarterly information on the price range of our common stock. This information indicates the high and low sale prices, as quoted on NASDAQ commencing October 1, 2008. These prices do not include retail markups, markdowns or commissions.

Fiscal Year Ended September 30, 2010	High	Low
First Quarter	$36.05	$26.15
Second Quarter	38.72	30.15
Third Quarter	43.45	31.66
Fourth Quarter	37.65	29.55

Fiscal Year Ended September 30, 2009	High	Low
First Quarter	$22.89	$8.47
Second Quarter	15.11	9.91
Third Quarter	20.96	13.78
Fourth Quarter	30.61	20.17

On November 15, 2010, there were approximately 95 holders of record of the Company’s common stock. However, the Company believes that the number of beneficial owners of its common stock is substantially higher.

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

No repurchases were made by the Company during the current fiscal year.

Performance Measurement Comparison

The following graph compares the Company’s cumulative stockholder return on its common stock with the return on the Russell 2000 Index and the Dow Jones US Medical Equipment Index from March 31, 2005 through September 30, 2010, the end of the Company’s fiscal year. The graph assumes investments of $100 on March 31, 2005, the last trading day of that fiscal year, in the Company’s common stock, the Russell 2000 Index and the US Medical Equipment Index and assumes the reinvestment of all dividends. In connection with the Exchange, the Company changed its fiscal year end from March 31 to September 30.

COMPARISON OF 6 YEAR CUMULATIVE TOTAL RETURN*

Among Sirona Dental Systems, Inc, The Russell 2000 Index

And The Dow Jones US Medical Equipment Index

*	$100 invested on 3/31/05 in stock or index-including reinvestment of dividends.

	3.31.2005	3.31.2006	6.21.2006	9.30.2006	9.30.2007	9.30.2008	9.30.2009	9.30.2010
Sirona Dental Systems Inc.	$100.00	$289.28	$261.59	$202.68	$219.55	$143.29	$183.11	$221.82
Russell 2000	100.00	125.85	119.52	120.05	134.86	115.33	104.32	118.24
Dow Jones US Medical Equipment	100.00	104.18	94.39	95.92	119.89	115.22	96.33	97.23

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007	Year ended September 30, 2006 (2)
	$’000s (except for per share amounts)
Statement of Income Data:
Revenue	$770,276	$713,294	$757,111	$659,949	$520,604
Cost of sales	371,266	367,152	411,489	355,475	278,685

Gross profit	399,010	346,142	345,622	304,474	241,919
Operating expenses/(income):
Selling, general and administrative expense	235,932	225,351	242,293	203,597	148,715
Research and development	46,365	40,631	48,744	46,945	33,107
Provision for doubtful accounts and notes receivable	271	763	824	217	348
Write off of in-process research and development	—	—	—	—	6,000
Net other operating (income)/expense	(11,661)	(5,689)	(10,000)	(162)	1,733

Operating income	128,103	85,086	63,761	53,877	52,016
Non-operating expense, net	12,877	21,805	24,825	32,100	43,683

Income before taxes	115,226	63,281	38,936	21,777	8,333
Income tax provision/(benefit)	23,780	9,297	9,337	(34,877)	7,360

Net income	91,446	53,984	29,599	56,654	973
Less: Net income attributable to noncontrolling interests	1,457	629	160	185	218

Net income attributable to Sirona Dental Systems, Inc.	$89,989	$53,355	$29,439	$56,469	$755

Income per share (attributable to Sirona Dental Systems, Inc. shareholders):
- Basic	1.63	0.97	0.54	1.03	0.02
- Diluted	1.59	0.96	0.53	1.02	0.02

	As of September 30, 2010	As of September 30, 2009	As of September 30, 2008	As of September 30, 2007	As of September 30, 2006
	$’000s
Balance Sheet Data (at end of period):
Cash and cash equivalents	$251,767	$181,098	$149,663	$99,842	$80,560
Working capital (1)	297,606	251,070	214,361	131,871	101,765
Total assets	1,592,937	1,648,075	1,659,005	1,657,743	1,541,004
Non-current liabilities	625,219	758,910	857,637	885,807	929,009
Total liabilities	785,304	903,320	998,036	1,048,193	1,052,895
Retained earnings (accumulated deficit)	181,846	91,857	38,502	9,063	(47,406)
Shareholders’ equity (Sirona Dental Systems, Inc.)	805,411	743,438	660,343	609,066	487,846
Total shareholders’ equity	807,633	744,755	660,969	609,550	488,109

(1)	Working capital is defined as current assets less current liabilities.

(2)	On September 25, 2005, Schick, a Delaware Corporation, which on June 20, 2006 was renamed Sirona Dental Systems, Inc. (“Sirona” or the “Company”), entered into an agreement with Luxco and Sirona Holding providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of Euro 151 million plus accrued interest (the “Exchange”). The Exchange closed on June 20, 2006. For accounting purposes, the Exchange is accounted for as a reverse acquisition of Schick by Sirona Holding. The historical financial statements of Sirona Holding and its predecessor and the historical financial statements of the Company, and the acquisition by Sirona Holding of the assets and liabilities of Schick are accounted for under the purchase method of accounting. Results of operations of Schick and its wholly owned subsidiary have been included in financial statements from June 20, 2006, the effective date of the Exchange.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Sirona Dental Systems Inc. (“Sirona”, the “Company”, “we”, “us”, and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries and their predecessors) is the leading manufacturer of high-quality, technologically advanced dental equipment, and is focused on developing, manufacturing and marketing innovative systems and solutions for dentists around the world. The Company is uniquely positioned to benefit from several trends in the global dental industry, such as technological innovation, increased use of CAD/CAM systems in restorative dentistry, the shift to digital imaging, favorable demographic trends and growing patient focus on dental health and cosmetic appearance. The Company has its headquarters in Long Island City, New York and its largest facility in Bensheim, Germany.

Sirona has a long tradition of innovation in the dental industry. The Company introduced the first dental electric drill approximately 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (“CAD/CAM”) system 25 years ago, and numerous other significant innovations in dentistry. Sirona continues to make significant investments in research and development, and its track record of innovative and profitable new products continues today with numerous, recent product launches including: the Galileos and CEREC combination (launched in September 2009), the CEREC AC unit (launched in January 2009), the Galileos Compact 3D imaging system (launched in July 2008), the TENEO treatment center (launched in July 2008) and the CAD/CAM milling unit MC XL (launched in fiscal year 2007).

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

The U.S. market is the largest individual market for Sirona, followed by Germany. Between fiscal years 2004 and 2010, the Company increased U.S. revenues from $88.2 million to $239.5 million, driven by innovative products, particularly in the CAD/CAM and imaging segments and the Schick acquisition. Patterson made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution rights for CAD/CAM products in the U.S. and Canada until 2017 (the “Patterson exclusivity payment”). The amount received was recorded as deferred income and is being recognized on a straight-line basis commencing at the beginning of the extension of the exclusivity period in fiscal year 2008.

In addition to strong U.S. market growth, Sirona has pursued expansion in non-U.S. and non-German markets. Between fiscal years 2004 and 2010, the Company increased revenues in non-U.S. and non-German markets from $190.9 million to $382.4 million. To support this growth, Sirona expanded its local presence and distribution channels by establishing sales and service locations e.g. in Japan, Australia, China, Korea, Italy, France, and the UK. The expansion helped to increase market share but also contributed to higher SG&A expenses.

The weak global economy in 2009 resulted in a challenging environment for selling dental technology, which impacted Sirona’s revenue and financial performance. In fiscal year 2009, total Company revenues increased 1.3% on a constant currency basis, with successful new product launches, including the CEREC AC, partially offsetting the weak economic trends. To deal with the weakened economy, the Company undertook certain targeted actions in 2009 to reduce operating costs and to increase efficiency on a longer term basis.

While the global economy improved in 2010, it did not fully recover and we continued to experience economic headwinds in fiscal year 2010. Despite these headwinds, Sirona increased revenues by 7.9% constant currency in fiscal year 2010, with strong growth in our Imaging segment driven by our Galileos 3D imaging system. In fiscal year 2010, our net income benefited from this revenue growth, but also from margin expansion, expense management initiatives, and debt reduction. Our targeted cost-saving actions were on plan, and we started reinvesting some of these cost savings in the second half of fiscal year 2010. Cash flow from operations was strong, mainly driven by higher cash flow from operations and lower interest payments.

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

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currencies vary depending on the country of operation. For the fiscal year ended September 30, 2010, approximately 45% of Sirona’s revenue and approximately 71% of its expenses were in Euro. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2007 and September 30, 2010, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $1.1919 to a high of $1.6017. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of September 30, 2010, these contracts had notional amounts totaling $33.5 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information above and under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. The average exchange rate for the fiscal year ended September 30, 2010, was $1.35730 and varied from $1.48990 to $1.22161. For the fiscal year ended September 30, 2009, the weighted average quarterly exchange rate used in converting Euro denominated revenues into U.S. Dollars in the Company’s financial statements prepared in accordance with U.S. GAAP was $1.35475 based on the average of the exchange rates for the individual quarters included within the year.

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

Fluctuations in Quarterly Operating Results

Sirona’s quarterly operating results have varied in the past and are likely to vary in the future. These variations result from a number of factors, many of which are substantially outside its control, including:

•	the timing of new product introductions by us and our competitors;

•	timing of industry tradeshows, particularly the International Dental Show;

•	changes in relationships with distributors;

•	developments in government reimbursement policies;

•	changes in product mix;

•	our ability to supply products to meet customer demand;

•	fluctuations in manufacturing costs;

•	tax incentives;

•	currency fluctuations; and

•	general economic conditions, as well as those specific to the healthcare industry and related industries.

Due to the variations which Sirona has experienced in its quarterly operating results, it does not believe that period-to-period comparisons of results of operations of Sirona are necessarily meaningful or reliable as indicators of future performance.

Effective Tax Rate

Sirona’s effective tax rate may vary significantly from period to period. As a global enterprise, the Company’s effective tax rate is affected by many factors. These factors include, but are not limited to, the actual distribution of profits across the different jurisdictions, tax planning initiatives, varying local tax rates, tax characteristics of income, as well as the timing and deductibility of expenses for tax purposes. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

Results of Operations

The table below sets forth Sirona’s results of operations for the fiscal periods presented:

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
	$’000 (except per share amounts)
Revenue	$770,276	$713,294	$757,111
Cost of sales	371,266	367,152	411,489

Gross profit	399,010	346,142	345,622
Operating expenses/(income):
Selling, general and administrative expense	235,932	225,351	242,293
Research and development	46,365	40,631	48,744
Provision for doubtful accounts and notes receivable	271	763	824
Net other operating (income) and restructuring costs	(11,661)	(5,689)	(10,000)

Operating income	128,103	85,086	63,761
Foreign currency transactions loss/(gain), net	7,160	(1,248)	(8,935)
(Gain)/loss on derivative instruments	(6,102)	151	6,660
Interest expense, net	11,043	22,497	26,795
Other expense	776	405	305

Income before taxes	115,226	63,281	38,936
Income tax provision	23,780	9,297	9,337

Net income	91,446	53,984	29,599
Less: Net income attributable to noncontrolling interests	1,457	629	160

Net income attributable to Sirona Dental Systems, Inc.	$89,989	$53,355	$29,439

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):
- Basic	$1.63	$0.97	$0.54
- Diluted	$1.59	$0.96	$0.53

Fiscal Year Ended September 30, 2010 compared to Fiscal Year Ended September 30, 2009

Revenue

Revenue for the fiscal year ended September 30, 2010 was $770.3 million, an increase of $57.0 million, or 8.0%, as compared with the fiscal year ended September 30, 2009. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 7.9%. By segment, Imaging Systems increased 11.4% (up 11.3% on a constant currency basis), Instruments increased 7.3% (up 7.1% on a constant currency basis), Treatment Centers increased 6.3% (up 6.1% on a constant currency basis), and CAD/CAM Systems increased 6.1% (up 6.0% on a constant currency basis). We were able to grow our revenues due to the demand for our innovative products, and we continue to benefit from our global sales and service infrastructure. Our products enable dental professionals to improve their clinical results and to increase the profitability of their practices.

Imaging segment revenues increased 11.4%, benefiting from the continued strong demand for digital products. Sales growth was particularly driven by the success of our Galileos 3D panoramic unit helped by the CEREC meets Galileos offering. Instruments segment revenues increased 7.3% and benefited from strong hygiene sales and high volume projects in several non-US markets.

The Treatment Centers segment revenues increased 6.3%. Continued strong Teneo sales as well as larger volume projects in non-US, non-European markets contributed to this development.

Dental CAD/CAM Systems segment revenues grew 6.1%, driven by the continued demand for this technology. The CEREC AC trade-in program for existing CEREC users supported the growth.

Revenue in the U.S. for the fiscal year ended September 30, 2010 was up 8.3% compared to prior year. Revenue growth was mainly driven by the Imaging segment and the success of Galileos. Revenue outside the U.S. increased by 7.9%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 7.7%. Revenue growth was particularly strong in the Asia Pacific region and the Middle East. European markets showed solid performance.

Revenue growth on a constant currency basis was mainly volume driven. Prices in general remained stable, with the exception of pricing pressure and product mix shifts in the 2D and 3D panoramic imaging product lines.

Cost of Sales

Cost of sales for the fiscal year ended September 30, 2010 was $371.3 million, a increase of $4.1 million, or 1.1%, as compared with the fiscal year ended September 30, 2009. Gross profit as a percentage of revenue was 51.8% compared to 48.5% in the prior year. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $56.1 million as well as non-cash share-based compensation expense of $0.1 million for the fiscal year ended September 30, 2010, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $66.1 million and non-cash share-based compensation expense of $0.3 million for the fiscal year ended September 30, 2009. Excluding these amounts, cost of sales as a percentage of revenue was 40.9% for the fiscal year ended September 30, 2010, compared with 42.2% for the fiscal year ended September 30, 2009, and therefore gross profit as a percentage of revenue was 59.1% compared to 57.8% in the prior year. The expansion in the gross profit margin was mainly due to product and regional mix and showed in all segments.

Selling, General and Administrative

For the fiscal year ended September 30, 2010, SG&A expense was $235.9 million, a increase of $10.6 million, or 4.7%, as compared with the fiscal year ended September 30, 2009. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $3.3 million as well as non-cash share-based compensation expense in the amount of $13.3 million for the fiscal year ended September 30, 2010, compared with $4.0 million and $14.9 million, respectively, for the fiscal year ended September 30, 2009. Excluding these amounts, as a percentage of revenue, SG&A expense slightly decreased to 28.5% for the fiscal year ended September 30, 2010 as compared with 28.9% for the fiscal year ended September 30, 2009. The increase in the absolute SG&A expense is mainly driven by investments in sales and service infrastructure in international markets.

Research and Development

R&D expense for the fiscal year ended September 30, 2010 was $46.4 million, a increase of $5.7 million, or 14.1%, as compared with the fiscal year ended September 30, 2009.

R&D expense included non-cash share-based compensation expense in the amount of $0.2 million for the fiscal year ended September 30, 2010, compared with $0.5 million for the fiscal year ended September 30, 2009. Excluding this amount, as a percentage of revenue, R&D expense increased to 6.0% for the fiscal year ended September 30, 2010, compared to 5.6% for the fiscal year ended September 30, 2009.

The increase of the absolute R&D expense was primarily driven by the timing of new product launches.

Net Other Operating Income and Restructuring Costs

Net other operating income for the fiscal years ended September 30, 2010 and September 30, 2009 was $11.7 million and $5.7 million, respectively. In both periods, net other operating income included $10.0 million of income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. In the fiscal year ended September 30, 2010, net other operating income included a gain of $- 0.8 million from the release of the remaining accrued restructuring costs as well as a gain from the sale of a subsidiary in Italy of $0.9 million. In the fiscal year ended September 30, 2009, net other operating income included restructuring costs of $8.2 million, and a gain from the sale of a sales and service subsidiary in Spain of $3.9 million.

Restructuring Costs

In fiscal year 2009, we incurred restructuring costs of $8.2 million included in net other operating income for certain actions to reduce operating costs and thereby to improve the efficiency of our organization.

As of September 30, 2009, we had accrued restructuring costs in the amount of $4.2 million. In the fiscal year ended September 30, 2010, we completed our restructuring efforts and released the remaining accrual of $- 0.8 million, as actual expenses were lower than the estimated restructuring costs. The development of restructuring costs in the current fiscal year is presented in the following table:

	Provision at October 1, 2009	Restructuring Costs/(Release)	Payments	Currency translation adjustment	Provision at September 30, 2010
	$’000s
Severance costs	$3,660	$(755)	$2,567	$(338)	$—
Consulting costs	581	—	585	4	—

Total	$4,241	$(755)	$3,152	$(334)	$—

Loss/(Gain) on Foreign Currency Transactions

Loss on foreign currency transactions for the fiscal year ended September 30, 2010 amounted to $7.2 million compared to a gain of $1.2 million for the fiscal year ended September 30, 2009. For fiscal year 2010, the loss included an unrealized non-cash foreign currency loss of $5.7 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment and an unrealized non-cash foreign currency loss on the U.S. Dollar denominated short term intra-group loans to our Austrian entity of $5.1 million. Excluding these amounts, foreign currency transactions for fiscal year 2010 resulted in a gain of $3.6 million.

The gain for the fiscal year ended September 30, 2009 included an unrealized non-cash foreign currency gain of $1.5 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson´s exclusivity payment, as well as a non-cash unrealized foreign currency gain on the U.S. Dollar denominated short term intra-group loans to our Austrian entity of $1.4 million. Excluding these amounts, foreign currency transactions for fiscal year 2009 resulted in a loss of $1.7 million.

(Gain)/Loss on Derivative Instruments

The gain on derivative instruments for the fiscal year ended September 30, 2010, amounted to $6.1 million compared to a loss of $0.2 million for the fiscal year ended September 30, 2009. For the fiscal year ended September 30, 2010, the gain included an unrealized non-cash gain of $6.4 million on interest swaps, as well as an unrealized non-cash loss on foreign currency hedges of $0.3 million. The loss for the fiscal year ended September 30, 2009, included an unrealized non-cash loss of $3.8 million on interest swaps, as well as a non-cash gain on foreign currency hedges of $3.7 million.

Interest Expense

Net interest expense for the fiscal year ended September 30, 2010, was $11.0 million, compared to $22.5 million for the fiscal year ended September 30, 2009. This decrease resulted from lower interest rates and lower overall debt levels.

Other Expenses

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

For the fiscal year ended September 30, 2009, Luxco sold 8,625,000 shares in August 2009 pursuant to an underwritten secondary public offering. $0.4 million of costs were incurred by the Company pursuant to the terms of a registration rights agreement.

Income Tax Provision

For the fiscal years ended September 30, 2010 and 2009, Sirona recorded a profit before income taxes of $115.2 million and $63.3 million, respectively. The average actual effective tax rate for these years was 20.6% and 14.7%, respectively. The income tax provision for the fiscal years ended September 30, 2010 and 2009 was $23.8 and $9.3 million, respectively. The income tax provision for the fiscal year ended September 30, 2009 included credits of $1.6 million to adjust for prior year items. In addition, a lower level of non tax-deductible items in relation to pre-tax income positively impacted the effective tax rate for the fiscal year ended September 30, 2009.

Net Income

Sirona’s net income for the fiscal year ended September 30, 2010 was $91.4 million, an increase of $37.5 million, as compared with the fiscal year ended September 30, 2009. Major influencing factors on net income were the increase in revenues, lower costs resulting from the effects of restructuring and other cost-savings initiatives, the lower amortization of assets acquired in past business combinations, partially offset by the increase in the effective tax rate. The effective tax rate for fiscal year 2010 was 20.6%, up from 14.7% in fiscal year 2009. Fiscal year 2010 net income included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction - deal related amortization and depreciation) of $59.5 million ($47.2 million net of tax), unrealized, non-cash foreign currency losses on the deferred income from the Patterson exclusivity payment of $5.7 million ($4.5 million net of tax), losses on the revaluation of short-term intra-group loans of $5.1 million ($4.0 million net of tax), a gain on interest swaps of $6.4 million ($5.1 million net of tax), a gain on the release of the unused restructuring accrual of $0.8 million ($0.6 million net of tax), and a gain on a sale of a subsidiary of $0.9 million ($0.7 million net of tax).

Sirona’s net income for the fiscal year ended September 30, 2009 included deal related amortization and depreciation of assets acquired in past business combinations of $70.1 million ($59.8 million net of tax), currency revaluation gains on the Patterson exclusivity payment of $1.5 million ($1.3 million after tax), a loss on interest swaps of $3.9 million ($3.3 million net of tax), a gain on the revaluation of short-term intra-group loans of $1.4 million ($1.2 million net of tax), and a gain on the sale of a subsidiary of $3.9 million ($3.3 million net of tax).

Share-based compensation expense was $13.6 million ($10.8 million net of tax) in fiscal year 2010, compared to $15.7 million ($13.4 million net of tax) in fiscal year 2009.

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

All segments were impacted by the weak global economy, which resulted in a challenging environment for selling dental technology. In the current slowdown, we are seeing that some dentists are postponing investments in equipment. At the same time, they continue to demand innovative high tech products that improve their competitive position and increase their practice income; such products in general include CAD/CAM systems, digital imaging and Galileos 3D imaging systems. In fiscal year 2009, revenues were positively impacted by our new product launches, particularly the CEREC AC and TENEO, orders from the bi-annual international trade show “IDS” and larger projects from non-U.S., non-European markets.

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

Gain on Foreign Currency Transactions

Gain on foreign currency transactions for the fiscal year ended September 30, 2009 amounted to $1.2 million compared to a gain of $8.9 million for the fiscal year ended September 30, 2008. For fiscal year 2009, the gain mainly included realized and unrealized foreign currency gains due to fluctuations of the U.S. Dollar/Euro and Yen/Euro exchange rate. Additionally, the fiscal year 2009 gain included realized foreign currency gain and unrealized non-cash foreign currency gain of $1.5 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment and a non-cash unrealized foreign currency gain on the U.S. Dollar denominated short term intra-group loans to our Austrian entity of $1.4 million.

The gain for the fiscal year ended September 30, 2008 included realized foreign currency gain and unrealized non-cash foreign currency gain of $1.4 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash foreign currency gain on the U.S. Dollar denominated short term intra-group loans to our Austrian entity of $0.6 million.

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

Other Expenses

In August 2009, Luxco sold 8,625,000 shares pursuant to an underwritten secondary public offering. $0.4 million of costs were incurred by the Company pursuant to the terms of a registration rights agreement. For the fiscal year ended September 30, 2008, other expenses related to $0.3 million of real estate transfer taxes.

Income Tax Provision

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

Net Income

Sirona’s net income for the fiscal year ended September 30, 2009 was $54.0 million, an increase of $24.4 million, as compared with the fiscal year ended September 30, 2008. Major influencing factors on net income were the lower effective tax rate, the lower amortization of assets acquired in past business combinations, partially offset by restructuring expenses. The effective tax rate for fiscal year 2009 was 14.7%, down from 24.0% in fiscal year 2008. Fiscal year 2009 net income included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction - deal related amortization and depreciation) of $70.1 million ($59.8 million net of tax), unrealized, non-cash foreign currency gains on the deferred income from the Patterson exclusivity payment of $1.5 million ($1.3 million net of tax), gains on the revaluation of short-term intra-group loans of $1.4 million ($1.2 million net of tax) and restructuring expenses of $8.2 million ($7.0 million net of tax), and a gain on a sale of a subsidiary of $3.9 million ($3.3 million net of tax).

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

Option expense was $15.7 million ($13.4 million net of tax) in fiscal year 2009, compared to $15.6 million ($11.9 million net of tax) in fiscal year 2008.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to consolidated adjusted EBITDA (“Consolidated Adjusted EBITDA”) of no more than 2.50 to 1, and a cash interest coverage ratio (“Cash Interest Cover Ratio”) of consolidated adjusted EBITDA to cash interest costs of 4.00 to 1 or greater. The Company is required to test its ratios as of September 30 and March 31. As calculated in accordance with the Senior Facilities Agreement, the following table presents the Company’s actual Debt Cover Ratio and Cash Interest Cover Ratio, and their respective components, for required testing periods in fiscal year 2010:

	Year Ended September 30 2010	LTM March 31 2010
	$’000s
Consolidated Total Net Debt	$119.2	$205.2
Cash Interest Costs	$6.9	$11.1
Consolidated Adjusted EBITDA	$233.7	$248.1
Debt Cover Ratio	0.51	0.83
as set by covenants (less than or equal to)	2.50	2.50
Cash Interest Cover Ratio	33.93	22.39
as set by covenants (greater than or equal to)	4.00	4.00

“Consolidated Adjusted EBITDA” means for the relevant period: the consolidated income before taxes from ordinary activities plus: (i) any consolidated net finance charges; (ii) any items treated as exceptional or extraordinary items, (iii) any realized or unrealized gains or losses with respect to borrowings due to movements in exchange rates occurring during such period to the extent the same has not resulted in a cash receipt or payment; (iv) any refinancing costs related to the senior facility and the Company’s former mezzanine facility and any costs related to the 2005 acquisition by MDP; (v) any amount attributable to the amortization of refinancing costs or costs of intangible assets or the depreciation of tangible assets and current assets or write off of research and development currently in progress incurred in connection with purchase price accounting (fair market value adjustments/step-up); (vi) option or similar non-cash expenses; and (vii) any non-recurring costs and expenses incurred in order to ensure compliance with Sarbanes-Oxley Act of 2002, less (i) the amount of any profit (and adding the loss) attributable to minority interests; and (ii) the amount of any profit of any investment or entity (which is not itself a member of the consolidated group) to the extent that the amount of such profit exceeds the amount received in cash. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Senior Facilities Agreement, to EBITDA and net income for the 12 months ended September 30, 2010 (in thousands). The measure Consolidated Adjusted EBITDA presented below is calculated in a different manner than EBITDA, presented elsewhere in this MD&A.

	Year Ended September 30 2010	LTM March 31 2010
	$’000s
Income before taxes	$115,226	$117,149
Consolidated Net Finance Charge	10,027	18,997
Exceptional or Extraordinary items (restructuring costs)	(754)	5,438
Non-cash gains or losses due to movements in exchange rates – unrealized	10,821	(977)
Refinancing Costs	1,016	1,186
Profit attributable to noncontrolling interests	(1,457)	(1,840)
Depreciation/Amortization	82,724	89,571
Pension interest costs	2,508	2,633
Share-based compensation or similar non-cash expenses	13,616	15,981

Consolidated Adjusted EBITDA	$233,727	$248,138

Cash Flow

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s
Net cash provided by operating activities	$175,669	$119,899	$94,685
Net cash used in investing activities	(23,206)	(15,962)	(36,794)
Net cash used in financing activities	(73,932)	(78,418)	(8,538)

Increase in cash during the period	$78,532	$25,519	$49,353

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation. Net cash provided by operating activities was $175.7 million for fiscal year 2010 compared to $119.9 million for fiscal year 2009, and $94.7 million for fiscal year 2008. The primary contributing factors to the increase in cash provided by operating cash flows in fiscal year 2010 were (i) increase in operating income; (ii) improvement in working capital; and (iii) lower interest payments, driven by lower interest rates and lower debt. Net cash provided by operating activities for fiscal years 2009 and 2008 was impacted by (i) increases in operating income, partly offset by restructuring costs in fiscal year 2009; (ii) income tax refunds received in fiscal year 2009 in the amount of $10.8 million; and (iii) income tax payments, net of refunds, for the fiscal year and for prior years in the amount of $20.6 million and $43.1 million in fiscal year 2009 and fiscal year 2008, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions and long-lived asset disposals. The primary contributors to the investing cash outflow in the periods presented are capital expenditures in the course of normal operating activities and the cash effect from the sale of a subsidiary in fiscal year 2010 as well as fiscal year 2009.

Net cash used in investing activities was $23.2 million for the fiscal year ended September 30, 2010, compared to $16.0 million for the fiscal year ended September 30, 2009, and $36.8 million for the fiscal year ended September 30, 2008. The primary contributors to the investing cash outflow in fiscal year 2010 were (i) capital expenditures and software developed for sale, related to product launches, partially offset by (ii) proceeds from the sale of a manufacturing subsidiary in Italy, and (iii) a subsequent payment resulting from a purchase price adjustment for a manufacturing subsidiary in China. The primary contributors in 2009 were investments in special tools and software developed for sale, related to product launches, partially offset by proceeds from the sale of a sales and service subsidiary in Spain; and the primary contributors in 2008 were investments in special tools and software developed for sale, related to product launches.

Net Cash Used in Financing Activities

Net cash used in financing activities was $73.9 million for the fiscal year ended September 30, 2010, compared to net cash used in financing activities of $78.4 million for the fiscal year ended September 30, 2009 and net cash used in financing activities of $8.5 million for the fiscal year ended September 30, 2008. Net cash used in financing activities in fiscal year 2010 relates mainly to the early repayment of senior debt that was originally due in November 2010 eight months ahead of schedule. Net cash used in financing activities in fiscal year 2009 related mainly to the early repayment of senior debt that was originally due in November 2009 six months ahead of schedule. Net cash used in financing activities in fiscal year 2008 related mainly to the repayment of the revolving credit facility of the Company.

Sirona believes that its operating cash flows and available cash (including restricted cash), together with its long-term debt borrowings, will be sufficient to fund its working capital needs, research and development expenses, anticipated capital expenditures, and debt service requirements for the foreseeable future.

Other Financial Data:

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s
Net income attributable to Sirona Dental Systems, Inc.	$89,989	$53,355	$29,439
Net interest expense	11,043	22,497	26,795
Provision for income taxes	23,780	9,297	9,337
Depreciation	21,880	20,110	17,744
Amortization	60,844	71,486	91,649

EBITDA	$207,536	$176,745	$174,964

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

Supplemental Information

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s
Share-based compensation	$13,616	$15,726	$15,556
Unrealized, non-cash loss/(gain) on revaluation of the carrying value of the $-denominated exclusivity fee	5,713	(1,482)	(1,424)
Unrealized, non-cash loss/(gain) on revaluation of the carrying value of short-term intra-group loans	5,108	(1,380)	(565)

	$24,437	$12,864	$13,567

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

Contractual Obligations and Commercial Commitments

The following table summarizes contractual obligations and commercial commitments as of September 30, 2010.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$’000s
Long-term debt	$370,736	$2,935	$367,801	$—	$—
Operating lease obligations	47,392	9,522	13,282	5,061	19,527
Pension	26,309	2,650	4,829	4,881	13,949
Purchase commitments	57,066	—	57,066	—	—

Total	$501,503	$15,107	$442,978	$9,942	$33,476

The amounts disclosed above include interest of $0.3 million on long-term debt accreted at September 30, 2010; future variable interest payments are not included.

Off-Balance Sheet Arrangements

In July 2005, Sirona entered into a sale and leaseback agreement regarding unused land on the Bensheim site of Sirona in Germany. The land was sold for Euro 0.9 million ($1.2 million at the U.S. Dollar/Euro exchange rate of September 30, 2010) to an unrelated property development company, who constructed an office building based on Sirona’s specifications on the site. Sirona leases the building from the property development company through an 20-year lease. Rental payments started in April 2007 when the building was ready for occupancy. Under the terms of the lease, rent is fixed at Euro 1.2 million ($1.6 million at the U.S. Dollar/Euro exchange rate of September 30, 2010) per annum until 2013. After 2013, rent is subject to adjustment according to an inflation index. The land remains an asset on Sirona’s balance sheet and the building has been accounted for as an operating lease.

Sirona does not have other off-balance sheet financing arrangements other than its derivatives.

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

As of September 30, 2007, the Company adopted the recognition provisions of ASC 715-30, Compensation-Retirement Benefits – Defined Benefit Plans-Pension. Upon adoption, Sirona recognized as an adjustment to accumulated other comprehensive income the funded status of its benefit plans, measured as the difference between the fair value of plan assets and benefit obligations as of September 30, 2007, net of related tax effects. Beginning in fiscal year 2008, Sirona recognizes changes in the funded status of its benefit plans, not yet recognized in the income statement, in other comprehensive income until they are amortized as a component of net periodic benefit cost.

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

The key assumption used in the actuarial calculations for the defined benefit pension plans is the selection of the appropriate discount rate. The discount rate has been selected by reference to market interest rates. The discount rate used reflects the rates available on high quality fixed income investment of appropriate duration at the measurement dates of each year. Fluctuations in market interest rates could impact the amount of pension expense recorded for these plans. The discount rate assumption changed from 5.50% at September 30, 2009 to 4.75% at September 30, 2010, thereby affecting the amount of pension obligation recorded at September 30, 2010.

Plan assets consist of insurance policies with a guaranteed minimum return by the insurance company and an excess profit participation feature for a portion of the benefits. Sirona pays the premiums on the insurance policies but does not manage the investment of the funds; the insurance company makes all decisions on investment of funds, including the allocation to asset groups. The fair value of the plan assets such as equity securities, fixed-income investments, and others is based on the cash surrender values reported by the insurance company.

Contributions made to the defined contribution pension plans and the 401(k) savings plan for U.S. employees are accrued based on the contributions required by the plan.

The Company also has an early retirement plan, Altersteilzeit (“ATZ”), which allows certain German employees who have been accepted into the plan to retire at 60 rather than at the legal retirement age of 67. Eligible employees are those who have attained the age of 55 by calendar year 2009 and have been accepted to participate in the ATZ plan. The ATZ plan can cover a period between the ages of 58 to 63 of the participating employees and is split into an active service period, where the employees work full time for the Company, and an inactive service period, where the employees do not work for the Company. During the active service period, the employees receive 50% of their salary and the remaining 50% of their salary, plus a bonus payment equal to 35% of their salary is paid during the inactive service period. The Company recognizes the salary component of the ATZ plan over the period from the beginning of the ATZ period to the end of the active service period. The Company recognizes the bonus component over the period from the point at which the employee signs the ATZ contract until the end of the active service period.

Income Taxes

Sirona recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Sirona regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, as necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If Sirona is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, it could be required to increase its valuation allowance against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on operating results. As of September 30, 2010, Sirona had recorded valuation allowances against its deferred tax assets in the amount of $2.2 million. Further information on income taxes is provided in Note 10 to the consolidated financial statements appearing elsewhere in this report.

Effective at the beginning of fiscal year 2008, the Company adopted the provisions of ASC 740, Income Taxes. Further information may be found in Note 10, “Income Taxes” in the Notes to Consolidated Financial Statements of this Form 10-K.

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

Sirona’s primary market risk exposure is interest rate risk associated with short and long-term bank loans bearing variable interest rates. To manage this interest rate risk exposure, Sirona entered into interest rate swap agreements, all of which expired on March 31, 2010 and were not renewed. Sirona is also exposed to foreign currency risk, which can adversely affect our sales and operating profits. To manage this risk, Sirona enters into forward exchange contracts.

The following discussion should be read in conjunction with Notes 2 and 13 to Sirona’s audited consolidated financial statements appearing elsewhere in this report, which provide further information on Sirona’s derivative instruments.

Interest Rate Sensitivity

To reduce the exposure associated with Sirona’s variable rate debt, Sirona entered into interest rate swap agreements in 2006 that limit the variable rate for a substantial portion of the debt terms (i.e. through March 2010). These interest rate swap agreements expired on March 31, 2010 and were not renewed. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Long-term debt” for further details.

A hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased the interest expense for the fiscal year ended September 30, 2010, by approximately $2.5 million.

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

Exchange Rate Sensitivity

The Euro is the functional currency for the majority of Sirona’s subsidiaries, including its German operations, which are the primary sales and manufacturing operations of Sirona. Sales from other Sirona operations are denominated in various foreign currencies. Sales in Euro, U.S. Dollar and other currencies represented 44.7%, 37.2% and 18.1%, respectively, of total sales for fiscal year 2010. In order to hedge portions of the transactional exposure to fluctuations in exchange rates between the U.S. Dollar and the Euro, based on forecasted and firmly committed cash flows, Sirona enters into forward foreign currency (different from functional currency) contracts. These forward foreign currency contracts are intended to protect Sirona against the short-term effects of changes in the exchange rates. Sirona does not apply hedge accounting to these forward foreign currency contracts.

The table below provides information, as of September 30, 2010, about receivables and derivative financial instruments by functional currency and presents such information in U.S. Dollars, which is Sirona’s reporting currency. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates. The estimated fair value of receivables is considered to approximate their carrying value because receivables have a short maturity. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

As of September 30, 2010	Expected Maturity Date
	Fiscal Year
						Beyond		Fair
	2011	2012	2013	2014	2015	2016	Total	Value
	$’000s
Receivables:
U.S. Dollar	$23,775	$—	—	—	—	—	$23,775	$23,775
Japanese Yen	14,687	—	—	—	—	—	14,687	14,687
Australian Dollar	3,198	—	—	—	—	—	3,198	3,198
Danish Krone	1,232	—	—	—	—	—	1,232	1,232
Chinese Yuan Renminbi	1,934	—	—	—	—	—	1,934	1,934
UK Sterling	984	—	—	—	—	—	984	984
Swiss Francs	3	—	—	—	—	—	3	3
Korean Won	34	—	—	—	—	—	34	34

	$45,847	$—	—	—	—	—	$45,847	$45,847

Forward Exchange Contracts:
U.S. Dollar notional amount	$49,332	—	—	—	—	—	$49,332	$1,452
Average contract exchange rate	$1.3245	—	—	—	—	—	—	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included as a separate section of this Annual Report on Form 10-K, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2010. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, management believes that, as of September 30, 2010, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm, which audited the Company’s financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. Please see attestation report on page F-3.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Supplement Agreement to Service Agreement with Jost Fischer

On November 15, 2010, the Company’s executive compensation committee of the board of directors approved a supplement agreement to the service agreement between the Company, Sirona Dental GmbH, and Jost Fischer, the Company’s Chairman and Chief Executive Officer. The supplement agreement amends the executive service agreement between Sirona Dental GmbH and Mr. Fischer, dated as of October 10, 2007, as amended by the amended and restated service agreement between the Company, Sirona Dental GmbH and Jost Fischer, dated as of December 2, 2008.

The supplement agreement provides that Mr. Fischer may provide services under the service agreement partially to the Company, and that Mr. Fischer’s yearly salary and bonus under the service agreement will be paid by the Company pro rata to the days he has worked for the Company compared to total days to be worked under the service agreement, with the remaining portion of the yearly salary and bonus to be paid by Sirona Dental GmbH. In order to facilitate the payment mechanism, the Company will pay Mr. Fischer a fixed amount on a monthly basis in the amount of 20% of the total salary, with the remaining 80% to be paid by Sirona Dental GmbH. Within 30 days following the end of the calendar year, the Company and Sirona Dental GmbH will each compensate the other for the difference between the portion of salary actually paid and the pro rata portion to be paid for such calendar year.

The supplement agreement further provides that Mr. Fischer will be subject to tax equalization, by which he will remain neutral, subject to certain conditions and limitation, from a tax perspective with respect to (i) compensation received by him from the Company and/or Sirona Dental GmbH, including any U.S. tax on salary, bonuses, share based compensation (including effects in case of exercises), and (ii) the indirect investment of Mr. Fischer in the Company. Mr. Fischer will pay the same amount of income taxes as he would have paid had he performed all of his duties in Austria and did not perform the duties in the United States of America and been subject to a salary split mentioned above.

Supplement Agreement to Service Agreement with Simone Blank

On November 15, 2010, the Company’s executive compensation committee of the board of directors approved a supplement agreement to the service agreement between the Company, Sirona Dental GmbH, and Simone Blank, the Company’s Executive Vice President and Chief Financial Officer. The supplement agreement amends the executive service agreement between Sirona Dental GmbH and Ms. Blank, dated as of October 10, 2007, as amended by the amended and restated service agreement between the Company, Sirona Dental GmbH and Simone Blank, dated as of December 2, 2008.

The supplement agreement provides that Ms. Blank may provide services under the service agreement partially to the Company, and that Ms. Blank’s yearly salary and bonus under the service agreement will be paid by the Company pro rata to the days she has worked for the Company compared to total days to be worked under the service agreement, with the remaining portion of the yearly salary and bonus to be paid by Sirona Dental GmbH. In order to facilitate the payment mechanism, the Company will pay Ms. Blank a fixed amount on a monthly basis in the amount of 20% of the total salary, with the remaining 80% to be paid by Sirona Dental GmbH. Within 30 days following the end of the calendar year, the Company and Sirona Dental GmbH will each compensate the other for the difference between the portion of salary actually paid and the pro rata portion to be paid for such calendar year.

The supplement agreement further provides that Ms. Blank will be subject to tax equalization, by which she will remain neutral, subject to certain conditions and limitation, from a tax perspective with respect to (i) compensation received by her from the Company and/or Sirona Dental GmbH, including any U.S. tax on salary, bonuses, share based compensation (including effects in case of exercises), and (ii) the indirect investment of Ms. Blank in the Company. Ms. Blank will pay the same amount of income taxes as she would have paid had she performed all of her duties in Austria and did not perform the duties in the United States of America and been subject to a salary split mentioned above.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements, See Index to Financial Statements on Page F-1

(b) The following Exhibits are included in this report:

Exhibit No.	Item Title

2.1	Exchange Agreement, by and among Sirona Holdings Luxco S.C.A, Blitz 05-118 GmbH and Schick Technologies, Inc., dated September 25, 2005 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on September 26, 2005)

2.2	Amendment No. 1 to Exchange Agreement, dated May 11, 2006 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 16, 2006)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-33731, filed on June 30, 1997)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 20, 2006)

3.3	Bylaws of the Company effective as of September 20, 2010 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on September 23, 2010)

4.1	Form of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-153092, filed on August 20, 2008)

10.1	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on July 13, 2001)†

10.2	Amendment to 1996 Employee Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on May 16, 2006)†

10.3	1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on June 18, 2003)†

10.4	Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on January 26, 2007)†

10.5	Form of Stock Option Notice under Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference to Form 8-K filed on February 28, 2007)†

10.6	Distributorship Agreement, dated April 6, 2000, by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed on June 29, 2000)**

10.7	Amendment No. 1 to Distributorship Agreement, dated July 1, 2005 by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.1 to Form 10-Q/A, filed on March 24, 2006)**

10.8	Consulting and Non-Competition Agreement between Schick Technologies, Inc. and David B. Schick, dated May 7, 2004 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)

10.9	Transaction Services Agreement by and between Blitz F04-506 GmbH, Sirona Dental Services GmbH & Co KG, Sirona Dental Systems GmbH, MDP IV Offshore GP, LP and Harry M. Jansen Kraemer, Jr., dated July 6, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed on December 11, 2006)

10.10	Registration Agreement between the Company and Luxco, dated as of June 20, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)

10.11	Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 20, 2006 (incorporated by reference to Form 8-K filed on June 14, 2006)†

10.12	Employment Agreement between the Company and Michael Stone, dated as of June 20, 2006 (incorporated by reference to Form 8-K filed on June 14, 2006)†

10.13	Transition and Severance Agreement between the Company and Zvi Raskin, dated as of June 14, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)†

10.14	Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Jost Fischer, dated as of January 25, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed on August 9, 2006)†

10.15	Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Simone Blank, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed on August 9, 2006)†

10.16	Consolidated and Restated Amendment to Distributorship Agreement between Sirona Dental Systems GmbH and Patterson Companies, Inc. (incorporated by reference to Exhibit 10.8 to Form 10-Q, filed on August 9, 2006)**

10.17	Senior Facilities Agreement (incorporating amendments made on December 5, 2006 and January 19, 2007) among Sirona Dental Systems, Inc., Schick Technologies, Inc., Sirona Dental Systems GmbH, Sirona Dental Services GmbH, Sirona Dental Systems LLC, Sirona Holding GmbH, Sirona Immobilien GmbH, J.P. Morgan PLC, UBS Limited, JPMorgan Chase Bank, N.A., and J.P. Morgan Europe Limited, dated November 22, 2006 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed May 10, 2007)

10.18	Description of the Sirona Dental Systems, Inc. EVA Plan†

10.19	Employment Agreement between Schick Technologies, Inc. and Jeffrey T. Slovin, dated June 9, 2004 (superseded by the employment agreement dated June 20, 2006 (the “2006 employment agreement”) incorporated by reference as Exhibit 10.10 to this Form 10-K, except for the bonus information contained in Section IV referenced in the 2006 employment agreement)†

10.20	Company’s 2008 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 8, 2008)†

10.21	Company’s 2009 Executive Bonus Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on December 4, 2008)†

10.22	Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Jost Fischer, dated as of December 2, 2008 (superseding an Executive Service Agreement between Sirona Dental GmbH and Jost Fischer, dated as of October 10, 2007, which superseded the Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Jost Fischer, dated as of January 25, 2002) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed on December 4, 2008)†

10.23	Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Simone Blank, dated as of December 2, 2008 (superseding an Executive Service Agreement between Sirona Dental GmbH and Simone Blank, dated as of October 1, 2007, which superseded the Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Simone Blank, dated as of June 27, 2001) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed on December 4, 2008)†

10.24	Amendment to Employment Agreement, dated as of December 2, 2008, between the Company and Jeffrey T. Slovin (amending the Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 14, 2006 and superseding the Employment Agreement between the Company and Jeffrey T. Slovin dated as of June 9, 2004) (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed on December 4, 2008)†

10.25	Sirona Dental Systems, Inc. Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 3, 2009)†

10.26	Schick Technologies, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to Form 8-K, filed March 3, 2009)†

10.27	Renewal Letter Agreement, dated as of May 4, 2009, between Sirona Dental Services GmbH, a corporation organized under the laws of Germany (“Sirona GmbH”) and Sirona Holdings Luxco S.C.A., a société en commandite par actions organized under the laws of the Grand Duchy of Luxembourg (“Luxco”), to the Advisory Services Agreement dated October 1, 2005 between Sirona GmbH and Luxco, together with the Assignment and Assumption Agreement dated May 4, 2009 among Sirona GmbH, Sirona Dental Systems, Inc. and Luxco (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed May 5, 2009)

10.28	Form of Restricted Stock Unit Agreement for December 8, 2009 restricted stock unit grants (incorporated by reference to Exhibit 10.1 to Form 8-K, filed December 11, 2009)†

10.29	Amendment to Distributorship Agreement, dated May 5, 2010, by and between Schick Technologies, Inc. and Patterson Companies, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed May 5, 2010)**

10.30	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of September 20, 2010, between the Company and Jeffrey T. Slovin (amending the Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 14, 2006) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed September 23, 2010)†

10.31	Employment Agreement, dated as of September 13, 2007, as amended on October 15, 2008, by and between Sirona Dental GmbH and Walter Petersohn (incorporated by reference to Exhibit 10.1 to Form 8-K, filed September 23, 2010)†

10.32	Supplement Agreement to Service Agreement between Sirona Dental GmbH, the Company and Jost Fischer, dated as of November 15, 2010, as amended by the Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Jost Fischer, dated as of December 2, 2008.†*

10.33	Supplement Agreement to Service Agreement between Sirona Dental GmbH, the Company and Simone Blank, dated as of November 15, 2010, as amended by the Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Simone Blank, dated as of December 2, 2008.†*

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)

16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission confirming statements made about it by Company in connection with changes to the Company’s certifying accountant (incorporated by reference to Exhibit 16.1 to Form 8-K, filed June 26, 2006)

21.1	List of Subsidiaries of Company*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

†	Compensatory plan or arrangement
*	Filed herewith
**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 18, 2010

SIRONA DENTAL SYSTEMS, INC.

By:	/s/ JOST FISCHER
Chairman and Chief Executive Officer
Jost Fischer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOST FISCHER Jost Fischer	Chairman of the Board and Director and Chief Executive Officer (Principal Executive Officer)	November 18, 2010

/s/ SIMONE BLANK Simone Blank	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	November 18, 2010

/s/ NICHOLAS W. ALEXOS Nicholas W. Alexos	Director	November 18, 2010

/s/ DAVID BEECKEN David Beecken	Director	November 18, 2010

/s/ WILLIAM K. HOOD William K. Hood	Director	November 18, 2010

/s/ ARTHUR D. KOWALOFF Arthur D. Kowaloff	Director	November 18, 2010

/s/ THOMAS JETTER Thomas Jetter	Director	November 18, 2010

/s/ HARRY M. JANSEN KRAEMER, JR. Harry M. Jansen Kraemer, Jr.	Director	November 18, 2010

/s/ TIMOTHY D. SHEEHAN Timothy D. Sheehan	Director	November 18, 2010

/s/ JEFFREY T. SLOVIN Jeffrey T. Slovin	President and Director	November 18, 2010

/s/ TIMOTHY P. SULLIVAN Timothy P. Sullivan	Director	November 18, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sirona Dental Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2010 in conformity with generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirona Dental Systems, Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 18, 2010 expressed an unqualified opinion on the effectiveness of Sirona Dental Systems, Inc.’s internal control over financial reporting.

KPMG AG Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany

November 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sirona Dental Systems, Inc.:

We have audited Sirona Dental Systems, Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirona Dental Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sirona Dental Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2010, and our report dated November 18, 2010 expressed an unqualified opinion on those financial statements.

KPMG AG Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany

November 18, 2010

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Financial Statement Notes	September 30, 2010	September 30, 2009
		$’000s (except per share amounts)
ASSETS
Current assets
Cash and cash equivalents		$251,767	$181,098
Restricted cash		703	902
Accounts receivable, net of allowance for doubtful accounts of $1,681 and $2,088, respectively	6	82,952	98,277
Inventories, net	7	74,027	74,525
Deferred tax assets	10	20,570	16,483
Prepaid expenses and other current assets		24,139	20,239
Income tax receivable	10	3,533	3,956

Total current assets		457,691	395,480
Property, plant and equipment, net of accumulated depreciation and amortization of $90,713 and $70,061, respectively	8	102,686	102,775
Goodwill	9	656,465	696,355
Investments		2,317	1,739
Intangible assets, net of accumulated amortization of $371,303 and $327,183, respectively	9	362,722	447,946
Other non-current assets		2,229	2,837
Deferred tax assets	10	8,827	943

Total assets		$1,592,937	$1,648,075

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$42,737	$38,463
Short-term debt and current portion of long-term debt	12	2,935	4,688
Income taxes payable	10	7,748	5,191
Deferred tax liabilities	10	1,456	466
Accrued liabilities and deferred income	11	105,209	95,602

Total current liabilities		160,085	144,410
Long-term debt	13	367,801	470,224
Deferred tax liabilities	10	138,190	159,659
Other non-current liabilities		6,556	8,699
Pension related provisions	19	52,672	50,328
Deferred income	14	60,000	70,000

Total liabilities		785,304	903,320

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized;
(none issued and outstanding)		—	—
Common stock ($0.01 par value; 95,000,000 shares authorized; 55,333,304 shares issued and 55,305,581 shares outstanding at Sept. 30, 2010, and 54,972,754 shares issued and 54,945,031 shares outstanding at Sept. 30, 2009)		553	550
Additional paid-in capital		652,698	637,264
Treasury stock (27,723 shares at cost)		(284)	(284)
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		181,846	91,857
Accumulated other comprehensive income	5	19,701	63,154

Total Sirona Dental Systems, Inc. shareholders’ equity		805,411	743,438

Noncontrolling interests		2,222	1,317

Total shareholders’ equity		807,633	744,755

Total liabilities and shareholders’ equity		$1,592,937	$1,648,075

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Financial Statement Notes	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
		$’000 (except per share amounts)
Revenue		$770,276	$713,294	$757,111
Cost of sales		371,266	367,152	411,489

Gross profit		399,010	346,142	345,622
Selling, general and administrative expense		235,932	225,351	242,293
Research and development		46,365	40,631	48,744
Provision for doubtful accounts and notes receivable		271	763	824
Net other operating (income) and restructuring costs	20	(11,661)	(5,689)	(10,000)

Operating income		128,103	85,086	63,761
Foreign currency transactions loss/(gain), net		7,160	(1,248)	(8,935)
(Gain)/loss on derivative instruments		(6,102)	151	6,660
Interest expense, net	18	11,043	22,497	26,795
Other expense		776	405	305

Income before taxes		115,226	63,281	38,936
Income tax provision		23,780	9,297	9,337

Net income		91,446	53,984	29,599
Less: Net income attributable to noncontrolling interests		1,457	629	160

Net income attributable to Sirona Dental Systems, Inc.		$89,989	$53,355	$29,439

Income per share (attributable to Sirona Dental Systems, Inc. shareholders):
- Basic	15	$1.63	$0.97	$0.54
- Diluted	15	$1.59	$0.96	$0.53
Weighted average shares - basic		55,146,180	54,879,417	54,797,493
Weighted average shares - diluted		56,616,086	55,397,614	55,287,095

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Sirona Dental Systems, Inc. Shareholders
	Common share capital	Number of common shares issued and outstanding	Additional paid-in capital	Treasury Stock	Excess of purchase price over predecessor basis	Retained earnings	Accumulated other comprehensive income	Total Sirona Dental Systems, Inc. Shareholders	Noncontrolling Interests	Total
	$’000s (except for amount of common shares issued)
Balances as of September 30, 2007	$548	54,765,285	$603,570	$—	$(49,103)	$9,063	$44,988	$609,066	$484	$609,550
Issuance of common stock upon exercise of options	1	100,710	1,024		—	—	—	1,025		1,025
Stock compensation	—		15,556		—	—	—	15,556		15,556
Tax benefit of stock options exercised	—		582		—	—	—	582		582
Comprehensive income:
Net income	—		—		—	29,439	—	29,439	160	29,599
Cumulative translation adjustment	—		—		—	—	1,889	1,889	(18)	1,871
Unrecognized elements of pension cost, net of tax	—		—		—	—	2,786	2,786		2,786

Total comprehensive income	—		—	—	—	29,439	4,675	34,114	142	34,256

Balances as of September 30, 2008	$549	54,865,995	$620,732	$—	$(49,103)	$38,502	$49,663	$660,343	$626	$660,969

Issuance of common stock upon exercise of options	1	106,759	531		—	—	—	532		532
Purchase of treasury stock (at cost)		(27,723)		(284)						(284)
Stock compensation	—		15,726		—	—	—	15,726		15,726
Tax benefit of stock options exercised	—		275		—	—	—	275		275
Comprehensive income:
Net income	—		—		—	53,355	—	53,355	629	53,984
Cumulative translation adjustment	—		—		—	—	14,252	14,252	62	14,314
Unrecognized elements of pension cost, net of tax	—		—		—	—	(761)	(761)		(761)

Total comprehensive income	—		—	—	—	53,355	13,491	66,846	691	67,537

Balances as of September 30, 2009	$550	54,945,031	$637,264	$(284)	(49,103)	$91,857	$63,154	$743,438	$1,317	$744,755

Issuance of common stock upon exercise of options	3	360,550	4,097		—	—	—	4,100		4,100
Stock compensation	—		13,616		—	—	—	13,616		13,616
Tax benefit of stock options exercised	—		(1,382)		—	—	—	(1,382)		(1,382)
Purchase of shares from noncontrolling interest			(897)						(622)	(1,519)
Comprehensive income:
Net income	—		—		—	89,989	—	89,989	1,457	91,446
Cumulative translation adjustment	—		—		—		(39,313)	(39,313)	70	(39,243)
Unrecognized elements of pension cost, net of tax	—		—		—	—	(4,140)	(4,140)		(4,140)

Total comprehensive income	—		—	—	—	89,989	(43,453)	46,536	1,527	48,063

Balances as of September 30, 2010	$553	55,305,581	$652,698	$(284)	(49,103)	$181,846	$19,701	$805,411	$2,222	$807,633

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s
Cash flows from operating activities
Net income	$91,446	$53,984	$29,599
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	82,724	91,596	109,393
Loss on disposal of property, plant and equipment	1	193	57
(Gain)/loss on derivative instruments	(6,102)	151	6,660
Loss/(gain) on foreign currency transactions	7,160	(1,248)	(8,935)
Deferred income taxes	(21,463)	(21,862)	(23,561)
Amortization of debt issuance cost	1,016	1,188	1,270
Share-based compensation expense	13,616	15,726	15,556
Changes in assets and liabilities
Accounts receivable	8,800	(18,776)	7,906
Inventories	(2,541)	4,247	(2,091)
Prepaid expenses and other current assets	5,532	2,211	(2,216)
Restricted cash	134	51	(16)
Other non-current assets	(9,097)	(79)	(361)
Trade accounts payable	6,076	(7,896)	(7,290)
Accrued interest on long-term debt	(158)	(4,441)	(4,314)
Accrued liabilities and deferred income	2,816	(2,576)	(12,940)
Other non-current liabilities	(7,840)	(1,247)	(4,658)
Income taxes receivable	265	8,192	(8,320)
Income taxes payable	3,284	485	(1,054)

Net cash provided by operating activities	175,669	119,899	94,685
Cash flows from investing activities
Investment in property, plant and equipment	(23,963)	(20,974)	(36,074)
Proceeds from sale of property, plant and equipment	255	350	154
Purchase of intangible assets	(851)	(168)	(544)
Purchase of long-term investments	(575)	(155)	(330)
Sale of businesses, net of cash sold	1,928	4,985	—

Net cash used in investing activities	(23,206)	(15,962)	(36,794)

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s
Cash flows from financing activities
Repayments of short-term and long-term debt	(78,072)	(78,928)	(10,121)
Purchase of treasury stock	—	(284)	—
Purchase of shares from noncontrolling interest	(1,519)	—	—
Common shares issued under share based compensation plans	4,097	531	1,024
Tax effect of common shares exercised under share based compensation plans	1,562	263	559

Net cash used in financing activities	(73,932)	(78,418)	(8,538)
Change in cash and cash equivalents	78,531	25,519	49,353
Effect of exchange rate change on cash and cash equivalents	(7,862)	5,916	468
Cash and cash equivalents at beginning of period	181,098	149,663	99,842

Cash and cash equivalents at end of period	$251,767	$181,098	$149,663

Supplemental information
Interest paid	$9,535	$24,618	$30,192
Interest capitalized	506	280	653
Income taxes paid	43,052	20,585	43,051
Sale of businesses, net of cash sold
Current assets	$2,406	$5,899	$—
Non-current assets	550	291	—
Current liabilities	(867)	(1,205)	—
Non-current liabilities	(161)	—	—

	$1,928	$4,985	$—

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

In the year ended September 30, 2010, the Company adopted the new accounting guidance for reporting a noncontrolling interest (“NCI”) in a subsidiary according to FASB Codification ASC 810, Consolidation. This new guidance defines a noncontrolling interest, establishes a single method of accounting for changes in a parent’s ownership interest not resulting in deconsolidation, accounting for deconsolidation, and expands the disclosures of NCI’s in consolidated financial statements. As a result, the Company reported NCI as a separate component of Stockholders’ Equity in the Consolidated Balance Sheet. Additionally, the Company reported the portion of net income attributed to the Company and NCI separately in the Consolidated Income Statements. The portion of comprehensive income attributed to the Company and NCI are reported separately in the Statement of Changes in Shareholders’ Equity. All related disclosures have been adjusted accordingly. Prior year amounts associated with NCI in the financial statements and accompanying footnotes have been adjusted retrospectively to conform to the adoption.

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warranty expense

The Company offers warranties on its products for periods between one and three years. Estimated future warranty obligations related to product sales are charged to operations in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and other relevant information of which the Company is aware. Estimated warranty expenses are recorded as an accrued liability and selling, general and administrative expense. During the fiscal years ended September 30, 2010, 2009 and 2008, warranty expense was $18,903, $20,512 and $23,217, respectively.

Shipping and handling costs

Shipping and handling costs charged to customers are included in revenues and the associated expense is recorded in cost of sales for all periods presented.

Advertising costs

Advertising costs are expensed as incurred and recorded within selling, general and administrative expense. During the fiscal years ended September 30, 2010, 2009 and 2008, advertising expense was $22,769, $25,804 and $27,884 respectively.

Pension benefits

The Company has defined benefit and defined contribution pension plans and an early retirement plan. Sirona recognizes changes in the funded status of its benefit plans, not yet recognized in the income statement, in other comprehensive income until they are amortized as a component of net periodic benefit cost in accordance with the provisions of ASC 715-30, Compensation-Retirement Benefits – Defined Benefit Plans-Pension.

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

The Company also has an early retirement plan, Altersteilzeit (“ATZ”), which allows certain German employees who have been accepted into the plan to retire at 60 rather than at the legal retirement age of 67. Eligible employees are those who have attained the age of 55 by calendar year 2009 and have been accepted to participate in the ATZ plan. The ATZ plan can cover a period between the ages of 58 to 63 of the participating employees and is split into an active service period, where the employees work full time for the Company, and an inactive service period, where the employees do not work for the Company. During the active service period, the employees receive 50% of their salary and the remaining 50% of their salary, plus a bonus payment equal to 35% of their salary is paid during the inactive service period. The Company recognizes the salary component of the ATZ plan over the period from the beginning of the ATZ period to the end of the active service period. The Company recognizes the bonus component over the period from the point at which the employee signs the ATZ contract until the end of the active service period.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Differences between the basis of assets and liabilities for financial statement purposes and for tax return purposes are recorded as deferred tax assets or deferred tax liabilities in the accompanying consolidated financial statements. Deferred taxes represent the tax consequences in future years of these differences at each balance sheet date, based on the enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. The provision (benefit) for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. A valuation allowance is established when it is more likely than not that the deferred tax assets are not realizable. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income as an adjustment to income tax expense in the period that includes the enactment date. See Note 10, “Income Taxes” for additional information.

Cash and cash equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Investments in money market funds are carried at fair value. All other cash equivalents are stated at cost, which approximates fair value.

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For intangible assets acquired after October 1, 2009, the Company adopted the new accounting guidance for determination of the useful lives of intangible assets in FASB Codification ASC 350, Intangibles – Goodwill and Other. This new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset as well as the period of expected cash flows used to measure the fair value of intangible assets in business combinations. The implementation of this new guidance did not have an impact on the Company’s consolidated financial statements.

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 1, 2009, the Company adopted the new accounting guidance for business combinations according to FASB Codification ASC 805, Business Combinations. This guidance establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, goodwill, and any noncontrolling interest in the acquiree, as well as disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Additionally, it provides guidance for identifying a business combination, measuring the acquisition date, and defining the measurement period for adjusting provisional amounts recorded. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.

Other non-current assets

Other non-current assets and prepaid expenses are mainly comprised of capitalized debt issuance costs. The costs are amortized using the effective interest method. The non-current unamortized balance of such debt issuance costs was $130 and $1,054 as of September 30, 2010 and 2009, respectively.

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

At September 30, 2010, the foreign exchange forward contracts outstanding had notional amounts of $49,332 ($58,326 as at September 30, 2009) and a fair value asset of $1,452 (fair value asset of $1,355 as at September 30, 2009), with the unrealized fair value loss for the fiscal year ended September 30, 2010 of $(262) (year ended September 30, 2009, gain of $3,699).

During the fiscal year ended September 30, 2010, the interest rate swaps expired on March 31, 2010 and were not renewed. At September 30, 2009, the interest rate swaps had notional amounts of $363,008 and a fair value liability of $(6,500), with the unrealized fair value loss for the fiscal year ended September 30, 2009, of $(3,850).

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable. Sirona has two customers accounting for more than 45% of revenue for the fiscal years ended September 30, 2010 and 2009. The accounts receivables from these two customers totaled $23,841 and $32,703 as of September 30, 2010 and 2009, respectively.

3. Recent Accounting Pronouncements

Not Yet Adopted

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force, which amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term “fair value” in the revenue allocation with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, replaces the “residual method” of allocation with the “relative selling-price method”, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables applying this method, including proportional allocation of any discounts to each deliverable. In addition, this new guidance will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the selling price of a deliverable on a standalone basis and expands the required disclosures to provide information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s fiscal year beginning October 1, 2010. The Company is evaluating the potential impact of adoption.

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In contemplation of the acquisition by Sirona, Schick conditionally granted employees and consultants 1,530,000 options upon the acquisition by Sirona. The four year vesting period of that grant commenced with the closing of the business acquisition on June 20, 2006.

All Schick legacy plans have expired, and accordingly, no further options may be granted under such plans.

On December 8, 2009 and May 10, 2010, the Company granted 188,000 and 25,000 RSU’s under the Equity Incentive Plan (the “2006 Plan”), respectively. The RSU’s vest over a period of four years (one third each at December 8, 2011, 2012 and 2013 for the December grant) and ratably over three years for the May grant. All grants expire ten years after the date of the grant. The RSU’s do not have rights to dividends prior to vesting. The value of each RSU is determined by the closing price as of the date of grant of $34.45 for the December 2009 grant and $38.11 for the May 2010 grant. The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, and RSU’s to employees, directors, and consultants and received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. As of September 30, 2010, 1,634,920 shares were available for future grant under the 2006 Plan.

In fiscal year 2009, the Company granted 1,247,700 stock options under the 2006 Plan. Grants generally vest over four years. All grants expire ten years after the date of the grant. The 2006 Plan, as amended in February 2009, provides for grants of up to 4,550,000 options and or restricted shares to employees, directors and consultants.

The fair value of options granted in 2009 under the 2006 Plan were estimated using the Black-Scholes option pricing model using assumptions in the following table. The exercise price is equal to fair market value at the grant date. Expected volatility is based on the Company’s history stock price volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the day of grant and has a term equal to the expected life of the option. The expected life represents the period of time the options are expected to be outstanding based on anticipated grantee behavior. The expected dividend yield is based on the Company’s history of not paying regular dividends in the past and the Company’s current intention not to pay dividends in the foreseeable future.

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

Under the January 21, 2009 option exchange program, holders of 1,000,500 eligible options issued under the 2006 Plan with a weighted average exercise price of $34.63 surrendered those options in exchange for 421,428 replacement options with an exercise price of $11.73. Accordingly, 579,072 options were added back to the plan and became available for future grant. Under the March 30, 2009 option exchange program, holders of 1,619,750 eligible options issued under the 1996 Plan at an exercise price of $25.10 surrendered those options in exchange for 988,325 replacement options under the 2006 Plan with an exercise price of $14.09. Because the 1996 Plan has expired, the cancelled options did not become available for future grant.

Compensation expense of $13.6 million, $15.7 million, and $15.6 million has been charged to income for stock-based compensation for the fiscal years ended September 30, 2010, 2009, and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $2.8, $3.9, and $3.7 million for the fiscal years ended September 30, 2010, 2009, and 2008, respectively. The following table summarizes compensation expense recorded in these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s
Cost of sales	$128	$271	$710
Selling, general and admistrative	13,294	14,948	13,828
Research and development	194	507	1,032

	$13,616	$15,726	$15,570

The following is a summary of Sirona’s stock option activity for the fiscal years ended September 30, 2010 and 2009:

	Year ended September 30, 2010
	Number of options	Weighted average exercise price
Outstanding at beginning of period	3,553,058	$14.12
Exercised	(360,402)	11.37
Expired	(250)	11.90
Forfeited	(19,003)	14.26

Outstanding at end of period	3,173,403	14.04

	Year ended September 30, 2009
	Number of options	Weighted average exercise price
Outstanding at beginning of period	3,737,299	$25.29
Granted	1,247,700	12.82
Issued with exchanges	1,409,753	13.38
Exercised	(106,509)	4.99
Expired	(18,492)	27.40
Exchanged	(2,620,250)	28.74
Forfeited	(96,443)	28.38

Outstanding at end of period	3,553,058	14.12

The intrinsic value of options exercised was $8.5 million and $1.6 million during the fiscal years ended September 30, 2010 and 2009, respectively. The aggregate intrinsic value of exercisable stock options was $40.7 million and $14.5 million at September 30, 2010 and 2009, respectively. These options have a weighted average remaining contractual life of 5.2 and 5.3 years, at September 30, 2010 and 2009, respectively.

As of September 30, 2010, there was $12.2 million of total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average period of 2.4 years. The tax deductions and the actual tax benefit realized from option exercises was $5.5 million and $2.4 million, respectively, for the fiscal year ended September 30, 2010. The total fair value of options vested for the fiscal year ended September 30, 2010 is $27.5 million.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

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

5. Comprehensive Income

Comprehensive Income developed over the last three fiscal years as follows:

	Year Ended September 30 2010	Year Ended September 30 2009	Year Ended September 30 2008
	$’000s
Net Income	$91,446	$53,984	$29,599
Other Comprehensive Income
Cumulative translation adjustments	(39,243)	14,314	1,871
Unrecognized elements of pension cost, net of tax	(4,140)	(761)	2,786

Total Other Comprehensive Income	(43,383)	13,553	4,657

Total Comprehensive Income	$48,063	$67,537	$34,256

6. Accounts receivable

The allowance for doubtful accounts developed as follows:

	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Cost and Expenses	Charged to Other Accounts
	$’000s
For the year ended September 30, 2010	$2,088	$271	$—	$678	$1,681
For the year ended September 30, 2009	1,741	882	—	535	2,088
For the year ended September 30, 2008	1,475	681	—	415	1,741

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Inventories, net

	September 30, 2010	September 30, 2009
	$’000s
Finished goods	$51,102	$41,594
Work in progress	12,646	14,086
Raw materials	23,342	31,167

	87,090	86,847
Inventory reserve	(13,063)	(12,322)

	$74,027	$74,525

8. Property, plant and equipment, net

	Gross	Accumulated Depreciation and Amortization	Net
	$’000s
As of September 30, 2010
Land	$12,779	$—	$12,779
Buildings, building improvements and leasehold improvements	20,132	7,445	12,687
Machinery and technical equipment	114,957	67,733	47,224
Software and software licences	34,660	15,535	19,125
Prepayments for property, plant and equipment	10,871	—	10,871

	$193,399	$90,713	$102,686

	Gross	Accumulated Depreciation and Amortization	Net
	$’000s
As of September 30, 2009
Land	$13,724	$—	$13,724
Buildings, building improvements and leasehold improvements	20,406	6,185	14,221
Machinery and technical equipment	100,402	49,193	51,209
Software and software licences	30,286	14,683	15,603
Prepayments for property, plant and equipment	8,018	—	8,018

	$172,836	$70,061	$102,775

Depreciation and amortization expense for the fiscal years ended September 30, 2010, 2009, and 2008 was $21,880, $20,110, and $17,744.

Amortization expense includes amortization of capitalized software development costs for the fiscal years ended September 30, 2010, 2009, and 2008 of $4,223, $3,966, and $2,424.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Buildings and leasehold improvements includes office space that is leased under operating leases to third parties with a historical cost of $1,463 and $1,572 and carrying amount of $791 and $985 at September 30, 2010 and 2009, respectively.

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

Amortization expense for finite-lived identifiable intangible assets for the fiscal years ended September 30, 2010, 2009, and 2008 was $60,844, $71,486, and $91,649. The annual estimated amortization expense related to these intangible assets for the fiscal years 2011, 2012, 2013, 2014, and 2015 is $53,802, $49,238, $39,130, $32,222 and $26,102, respectively.

The following table presents details of intangible assets, related accumulated amortization and goodwill:

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2010
Patents & Licenses	$150,706	$71,965	$78,741
Trademarks	131,908	428	131,480
Technologies and dealer relationships	451,333	298,910	152,423
Prepayments for intangible assets	78	—	78

	734,025	371,303	362,722
Goodwill	656,465	—	656,465

Total intangible assets	$1,390,490	$371,303	$1,019,187

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2009
Patents & Licenses	$153,814	$59,322	$94,492
Trademarks	139,743	328	139,415
Technologies and dealer relationships	481,325	267,533	213,792
Prepayments for intangible assets	247	—	247

	775,129	327,183	447,946
Goodwill	696,355	—	696,355

Total intangible assets	$1,471,484	$327,183	$1,144,301

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the value of goodwill and of intangible assets from September 30, 2009 to September 30, 2010 is mainly attributable to foreign currency fluctuations, with an impact of $39,949 on goodwill and $43,326 on intangible assets. Goodwill has been increased by $1,221 as a result of a subsequent purchase price adjustment for a subsidiary in China and also reduced by (i) $400 as a result of the sale of a subsidiary and (ii) $762 as a result of tax benefits received subsequent to the acquisition of Schick for options that were vested and included in the determination of purchase price at the time of that acquisition.

10. Income taxes

The income tax provision is comprised of the following:

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s
Current
Domestic (U.S.)	$(11,632)	$(8,412)	$(9,171)
Foreign	(33,908)	(22,691)	(25,368)

Total Current	(45,540)	(31,103)	(34,539)
Deferred
Domestic (U.S.)	9,719	11,644	10,465
Foreign	12,041	10,162	14,737

Total Deferred	21,760	21,806	25,202

Total	$(23,780)	$(9,297)	$(9,337)

The significant components of deferred tax assets and liabilities included in the consolidated balance sheets are:

	September 30, 2010	September 30, 2009
	$’000s
Deferred tax assets
Employee benefit accruals	$3,020	$3,566
Inventory reserve	1,729	1,902
Receivables	—	283
Deferred income	677	684
Tax loss carryforward	2,512	3,283
Other	26,464	17,070
Valuation allowances	(2,208)	(4,731)

Total deferred tax assets, gross	32,194	22,057

Deferred tax liabilities
Employee benefit accruals	(2,501)	—
Goodwill amortization for tax purposes	(21,305)	(16,208)
Debt issuance costs	(2,001)	(2,111)
Inventory reserve	(370)	(457)
Receivables	(946)	(729)
Property, plant and equipment	(9,467)	(8,481)
Intangible assets	(102,509)	(130,220)
Deferred income	(2,361)	(4,338)
Other	(982)	(2,212)

Total deferred tax liabilities, gross	(142,442)	(164,756)

Total deferred tax liabilities, net	$(110,248)	$(142,699)

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 30, 2010, the Company had $8,523 of gross tax loss carry-forwards subject to expiration as follows:

Year of expiration	Losses
$’000s
2011	$1,724
2012	668
2013	583
2014	1,669
2015	1,313
2016 - 2027	1,169

Subtotal	7,126

Indefinite	1,397

Total	$8,523

The Company recognized a valuation allowance of $2,208 at September 30, 2010, ($4,731 at September 30, 2009) on deferred tax assets of $2,512 ($5,223 at September 30, 2009) predominantly relating to tax loss carry-forwards, as management believes that it is more likely than not that the benefits of those existing tax loss carry-forwards will not be realized within the period those tax losses are deductible.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the U.S. federal income tax rate and the Company’s income tax (provision) benefit included in the consolidated statements of income consisted of the following:

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s
Income before taxes	$115,226	$63,281	$38,936
Computed tax provision	(40,238)	(22,290)	(13,632)
Foreign tax differential	15,559	15,468	11,586
Non deductible expenses	(4,661)	(2,773)	(3,615)
Permanent differences relating to German trade taxes	(1,211)	(1,391)	(1,317)
Subpart F income net of tax credit	(445)	(379)	(1,371)
Tax income (expense) from prior periods	740	1,623	(895)
Tax free income and tax credits	3,333	613	3,216
Additional state taxes	(521)	(92)	553
Change in valuation allowance	4,293	178	(3,429)
Other	(629)	(254)	(433)

Provision for income taxes	$(23,780)	$(9,297)	$(9,337)

Non-deductible expenses primarily include stock option expense in the U.S. The income tax provision at September 30, 2009 includes credits of $1,623 to adjust for prior year items.

In August 2007 a new tax law was enacted in Germany which has been applicable since Sirona’s fiscal year 2008. The new German tax law introduced earnings stripping rules (“Zinsschranke”) that may limit the deductibility of interest. For the fiscal years ended September 30, 2010 and 2009, the Company’s deductibility of interest was not limited as a result of this German tax law.

The components of income before taxes are:

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s
Germany	$73,674	$37,873	$13,711
United States	(2,897)	(11,999)	(7,075)
Other Foreign	44,449	37,407	32,300

	$115,226	$63,281	$38,936

None of the goodwill recognized in the Exchange or in the business combinations completed in any of the periods presented is tax deductible.

The development of the valuation allowance on deferred tax assets over the last three fiscal years is presented below:

	Balance at Beginning of Period	Charged/ (credited) to Cost and Expenses	Addition Charged to Other Accounts	Deductions	Balance at End of Period
	$’000s
Valuation allowance deferred tax asset
For the year ended September 30, 2010	$4,731	$344	$—	$2,867	$2,208
For the year ended September 30, 2009	6,932	1,906	—	4,107	4,731
For the year ended September 30, 2008	5,350	2,688	—	1,106	6,932

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes on cumulative earnings of foreign subsidiaries have not been provided for because such earnings are intended to be indefinitely reinvested in those operations.

As of September 30, 2009, the Company’s liability for unrecognized tax benefits was approximately $36. As of September 30, 2010, the Company no longer had any unrecognized tax benefits.

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

11. Accrued liabilities and deferred income

	September 30, 2010	September 30, 2009
	$’000s
Employee benefits (e.g. bonuses, vacation, overtime, holiday payment)	$23,505	$31,638
Product warranty	8,972	11,506
Other provisions and liabilities	55,965	30,216
Deferred Income	16,767	15,743
Forward Exchange Contracts	—	6,499

	$105,209	$95,602

12. Short-term debt and current portion of long-term debt

The components of short-term debt are as follows:

	September 30, 2010	September 30, 2009
	$’000s
Accrued interest on long-term debt	$319	$2,781
Other short-term debt	2,616	1,907

	$2,935	$4,688

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Long-term debt

	September 30, 2010	September 30, 2009
	$’000s
Bank loans
Senior term loan, Tranche A1, variable rate repayable in November 2011	$105,063	$127,986
Senior term loan, Tranche A2, variable rate repayable in November 2011	263,057	343,872
Other debt	—	1,147

	368,120	473,005
Less current portion	319	2,781

	$367,801	$470,224

The table below reflects the contractual maturity dates of the various borrowings at September 30, 2010:

Year ending September 30,
$’000s
2011	$2,935
2012	367,801
2013	—
2014	—
2015	—

$370,736

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14. Deferred income

On June 30, 2005, Sirona and its largest distributor, Patterson, amended the terms of an existing distribution agreement to extend Patterson’s rights as exclusive distributor of certain Sirona products within the U.S. and Canada from October 1, 2007 through September 30, 2017. As consideration for the extension of its exclusivity rights, Patterson made a one-time payment of $100 million to Sirona in July 2005. Sirona recorded the full amount of the payment as deferred income and started amortizing the amount on a straight-line basis over ten years on October 1, 2007. In the event of termination by Patterson for certain breaches of contract by Sirona, Sirona has to refund to Patterson the unearned portion of the $100 million payment as liquidated damages. Depending on the reason for termination, the amount of liquidated damages declines (i) on a straight line basis beginning in fiscal year 2008 or (ii) by $15 million per year in each of fiscal year 2008 through fiscal year 2012 and by $5 million per year thereafter. Sirona accounts for the deferred income related to the Patterson payment as a monetary liability. The deferred income is amortized and recognized as other operating income on a straight line over the term of the contract ($10 million per year). The current portion of deferred income is reported within Accrued liabilities and deferred income in the consolidated balance sheets. Effects of remeasurement of the amount from U.S. Dollar to Euro are reflected currently in the statement of income. Sirona recognized $5.7 million in foreign currency transaction losses in the fiscal year ended September 30, 2010, and $1.5 million and $1.4 million in foreign currency transaction gains in the fiscal years ended September 30, 2009 and 2008, respectively, and recognized $10.0 million of the Patterson deferred income in the consolidated statements of income for the fiscal years ended September 30, 2010, 2009, and 2008.

15. Income per share

The computation of basic and diluted income per share is as follows:

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s (except for share amounts)
Net income attributable to Sirona Dental Systems, Inc. shareholders	$89,989	$53,355	$29,439

Weighted average shares outstanding - basic	55,146,180	54,879,417	54,797,493
Dilutive effect of stock-based compensation	1,469,906	518,197	489,602

Weighted average shares outstanding - diluted	56,616,086	55,397,614	55,287,095

Net income per share
Basic	$1.63	$0.97	$0.54

Diluted	$1.59	$0.96	$0.53

Stock options to acquire 85,000, 359,500, and 2,861,625 shares of Sirona’s common stock that were granted in connection with the 2007 Plan were not included in the computation of diluted earnings per share for the fiscal years ended September 30, 2010, 2009, and 2008, respectively, because the options’ underlying exercise prices were greater than the average market price of Sirona’s common stock for the period.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Commitments and contingencies

Operating lease commitments

The Company leases certain buildings, vehicles and IT equipment from unrelated third parties. The leases are non-cancellable and have terms of more than one year. During the fiscal year ended September 30, 2010, leasing expense was $10,135 (year ended September, 30, 2009: $9,118; year ended September, 30, 2008: $8,436).

In July 2005, Sirona entered into a sale and leaseback agreement regarding unused land on the site of the major facility in Bensheim. The land was sold to an unrelated property development company, who constructed an office building on the site based on Sirona’s specifications. Sirona leased the property from the property development company through an 18-year lease. Under the terms of the lease, rent is fixed at Euro 1,202 ($1,641 at the U.S. Dollar/Euro exchange rate of September 30, 2010) per annum until 2013. After 2013, rent is subject to adjustment according to an inflation index. Rental payments started in April 2007 when the building was ready for occupancy. The land remains an asset on Sirona’s balance sheet and the building is accounted for as an operating lease.

Furthermore, the Company rents space in New York, Charlotte (USA), Salzburg (Austria) and other locations.

Future minimum lease payments under non-cancelable operating lease agreements as of September 30, 2010 are as follows:

Year ending September 30,
$’000s
2011	$9,522
2012	8,776
2013	4,506
2014	2,583
2015	2,478
Thereafter	19,527

$47,392

Unconditional purchase commitments

As of September 30, 2010, the Company had unconditional purchase commitments of $57,066, mainly for purchases of raw material and components, which are due over a period of from one to three years.

Contingencies

The Company may be involved in lawsuits, claims, investigations and proceedings, including patent and commercial matters that arise in the ordinary course of business. At September 30, 2010, there are no such matters pending that the Company expects to be material in relation to its business, consolidated financial position, results of operations or cash flows.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Product warranty

The following table provides the changes in the product warranty accrual for the fiscal year ended September 30, 2010:

	Year ended September 30, 2010	Year ended September 30, 2009
	$’000s
Balance at beginning of the period	$11,506	$12,176
Accruals for warranties issued during the period	17,556	19,614
Warranty settlements made during the period	(18,903)	(20,512)
Translation adjustment	(1,187)	228

Balance at end of the period	$8,972	$11,506

18. Interest

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s
Interest expense	$(11,770)	$(24,054)	$(31,708)
Interest income	727	1,557	4,913

	$(11,043)	$(22,497)	$(26,795)

19. Pension plans

Defined benefit plans

In Germany, the Company traditionally had an unfunded defined benefit pension plan whose benefits are based primarily on years of service and wage and salary group. As of January 1, 2001, the Company replaced its unfunded defined benefit pension plan with a new defined contribution plan. All new hires after that date only receive defined contributions to a pension plan based on a percentage of the employee’s eligible compensation. However, due to grandfathering provisions for certain existing employees hired before that date, the Company continues to be obligated to provide pension benefits which are at a minimum equal to benefits that would have been available under the terms of the traditional defined benefit plans (Grandfathered Benefit). The Grandfathered Benefit and contributions to the Company’s pension plan made for those employees after January 1, 2001 are included in the disclosures for defined benefit plans. The Company accounts for the Grandfathered Benefit by recognizing the higher of the defined contribution obligation or the defined benefit obligation for the minimum benefit. As of September 30, 2010 and 2009, contributions made through the defined contribution plan for those employees are adequate to cover the Grandfathered Benefit obligation. Therefore, the Company accounts for that portion of its pension obligation as a fully funded plan with a funded status of zero.

In addition, the Company offers defined contribution benefits under the terms of a Section 401(k) plan to employees in the U.S.

The Company uses an actuarial measurement date of September 30.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Change in the projected benefit obligation and plan assets for all of the Company’s defined benefit plans is as follows:

	Year ended September 30, 2010	Year ended September 30, 2009
	$’000s
Projected benefit obligation at beginning of period	$61,443	$56,907
Service cost	1,165	1,209
Interest cost	2,508	2,643
Actuarial gain	4,632	37
Investment earnings	510	465
Benefits paid	(1,836)	(1,495)
Currency translation	(4,193)	1,677

Projected benefit obligation at end of period	64,229	61,443
Fair value of plan assets at beginning of period	11,115	9,529
Actual return on plan assets	510	465
Employer’s contribution	909	920
Benefits paid	(218)	(118)
Currency Translation	(759)	319

Fair value of plan assets at end of period	11,557	11,115

Funded status	$(52,672)	$(50,328)

Components of net periodic benefit costs are as follows:

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s
Service cost, net	$256	$289	$311
Interest cost	2,508	2,643	2,716
Amortization of actuarial gains	(442)	(485)	(159)

Net periodic benefit cost	$2,322	$2,447	$2,868

The accumulated benefit obligation as of September 30, 2010 and 2009 was $51,824 and $49,401, respectively.

To the extent the defined benefit obligation is recognized for the Grandfathered Benefit, the long-term estimated rate of return on plan assets is 5% per annum. This rate was based on an appropriate long-term rate for the plan assets held.

The benefits expected to be paid in cash of the following five years, and in aggregate for the fiscal years thereafter, are as follows:

Year ending September 30,
$’000s
2011	$2,650
2012	2,586
2013	2,243
2014	2,361
2015	2,520
5 Years thereafter	13,949

$26,309

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contributions expected to be made in each of the following five years and in aggregate thereafter are as follows:

Year ending September 30,
$’000s
2011	$1,320
2012	1,350
2013	1,361
2014	1,359
2015	1,335
5 Years thereafter	16,274

$22,999

Weighted-average assumptions used to determine benefit obligations (current-year rate) and net periodic benefit costs (prior-year rate) are as follows:

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
Discount rate	4.75%	5.50%	6.00%

Plan assets consist of insurance policies with a guaranteed minimum return by the insurance company and an excess profit participation feature for a portion of the benefits. Sirona pays the premiums on the insurance policies but does not manage the investment of the funds; the insurance company makes all decisions on investment of funds, including the allocation to asset groups. The fair value of the plan assets such as equity securities, fixed-income investments, and others is based on the cash surrender values reported by the insurance company.

Defined contribution plans

The Company made contributions of $557 to the German plan for the fiscal year ended September 30, 2010, and $553 to the German plan for the fiscal year ended September 30, 2009.

Contributions to the U.S. plans were $469 for the fiscal year ended September 30, 2010, and $548 for the fiscal year ended September 30, 2009. The Company is obligated to match employee contributions as defined in the plans.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Net Other Operating Income and Restructuring Costs

Net other operating income for the fiscal years ended September 30, 2010 and September 30, 2009 was $11.6 million and $5.7 million, respectively. In both periods, net other operating income included $10.0 million of income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. In the fiscal year ended September 30, 2010, net other operating income included a gain of $ 0.8 million from the release of the remaining accrued restructuring costs as well as a gain from the sale of a subsidiary in Italy of $0.9 million. In the fiscal year ended September 30, 2009, net other operating income included restructuring costs of $8.2 million, and a gain from the sale of a sales and service subsidiary in Spain of $3.9 million.

Restructuring Costs

In fiscal year 2009, we incurred restructuring costs of $8.2 million included in net other operating income for certain actions to reduce operating costs and thereby to improve the efficiency of our organization.

As of September 30, 2009, we had accrued restructuring costs in the amount of $4.2 million. In the fiscal year ended September 30, 2010, we completed our restructuring efforts and released the remaining accrual of $ 0.8 million, as actual expenses were lower than the estimated restructuring costs. The development of restructuring costs in the current fiscal year is presented in the following table:

	Provision at October 1, 2009	Restructuring Costs/(Release)	Payments	Currency translation adjustment	Provision at September 30, 2010
	$’000s
Severance costs	$3,660	$(755)	$2,567	$(338)	$—
Consulting costs	581	—	585	4	—

Total	$4,241	$(755)	$3,152	$(334)	$—

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

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

As of September 30, 2010, these contracts had notional amounts totaling $49.3 million. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at September 30, 2010 is described in Note 22 Fair Value Measurements.

The location and amount of gains and losses from the fair value changes of derivative instruments reported in our condensed consolidated statement of income were as follows:

		Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
Derivatives Not Designated as Hedging Instruments	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
		$’000s
Interest rate swap contracts	(Gain)/loss on derivative instruments, net	$(6,364)	$3,850	$2,119
Foreign exchange contracts	Loss/(gain) on derivative instruments, net	262	(3,699)	4,541

Total		$(6,102)	$151	$6,660

22. Fair Value Measurements

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$141,981	$—	$—	$141,981
Derivative Assets	—	2,015	—	2,015
Liabilities
Derivative Liabilities	$—	$(563)	$—	$(563)

Total	$141,981	$1,452	$—

In the Company’s September 30, 2010, Consolidated Balance Sheet derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

The Company did not elect the fair value option for any eligible financial instruments.

Fair value of financial instruments

Financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable and foreign currency forward contracts. The fair values of cash, cash equivalents, accounts receivable and accounts payable approximate their respective fair values because of the short maturity and nature of these items. The fair value of the foreign currency forward contracts is estimated by obtaining quotes from financial institutions.

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s
Revenue External
Dental CAD/CAM Systems	$260,375	$245,351	$237,312
Imaging Systems	252,635	226,726	254,005
Treatment Centers	162,300	152,675	169,061
Instruments	94,278	87,855	96,665

Total	769,588	712,607	757,043

Electronic center and corporate	688	687	68

Total	$770,276	$713,294	$757,111

Revenue Internal
Dental CAD/CAM Systems	$(0)	$—	$—
Imaging Systems	13	44	100
Treatment Centers	31	31	20
Instruments	9,444	9,214	7,460
Intercompany elimination	(9,488)	(9,289)	(7,580)

Total	—	—	—

Electronic center and corporate	19,578	19,998	24,605
Intercompany elimination	(19,578)	(19,998)	(24,605)

Total	$—	$—	$—

Revenue Total
Dental CAD/CAM Systems	$260,375	$245,351	$237,312
Imaging Systems	252,648	226,770	254,105
Treatment Centers	162,331	152,706	169,081
Instruments	103,722	97,069	104,125

Total	779,076	721,896	764,623

Electronic center and corporate	20,266	20,685	24,673

Total	$799,342	$742,581	$789,296

Segment performance measure
Dental CAD/CAM Systems	$184,159	$168,324	$159,326
Imaging Systems	151,917	135,086	149,980
Treatment Centers	66,598	59,365	67,182
Instruments	43,285	39,609	44,845

Total	445,959	402,384	421,333

Electronic center and corporate	9,665	9,858	9,304

Total	$445,624	$412,242	$430,637

Depreciation and amortization expense
Dental CAD/CAM Systems	$5,781	$4,634	$4,001
Imaging Systems	5,732	4,931	5,294
Treatment Centers	6,205	5,981	3,933
Instruments	3,037	2,863	3,750

Total	20,755	18,409	16,978

Electronic center and corporate	1,125	1,701	766

Total	$21,880	$20,110	$17,744

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the fiscal year ended September 30, 2010, 2009 and 2008 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s
Revenue
Total segments (external)	$769,588	$712,607	$757,043
Electronic center and corporate	688	687	68

Consolidated revenue	770,276	713,294	757,111
Depreciation and amortization
Total segments	20,755	20,110	16,978
Differences management reporting vs. US GAAP, electronic center and corporate	61,969	71,486	92,415

Consolidated depreciation and amortization	82,724	91,596	109,393
Segment performance measure
Total segments	445,959	402,385	421,333
Differences management reporting vs. US GAAP, electronic center and corporate	(46,949)	(56,243)	(75,711)

Consolidated gross profit	399,010	346,142	345,622
Selling, general and administrative expense	235,932	225,351	242,293
Research and development	46,365	40,631	48,744
Provision for doubtful accounts and notes receivable	271	763	824
Net other operating (income) and restructuring costs	(11,661)	(5,689)	(10,000)
Foreign currency transaction loss/(gain), net	7,160	(1,248)	(8,935)
(Gain)/loss on derivative instruments	(6,102)	151	6,660
Interest expense, net	11,043	22,497	26,795
Other expense	776	405	305

Income before taxes	$115,226	$63,281	$38,936

The adjustments that the Company records to reconcile management reporting to the consolidated financial statements prepared in accordance with U.S. GAAP primarily relate to the exclusion of amortization and depreciation related to the step-up to fair value of the intangible and tangible assets as a result of the MDP Transaction (see Note 9).

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following information is presented in accordance with U.S. GAAP:

	September 30, 2010	September 30, 2009
	$’000s
Total assets
Dental CAD/CAM Systems	$684,963	$725,153
Imaging Systems	493,810	510,903
Treatment Centers	270,799	263,692
Instruments	143,365	148,327

Total	$1,592,937	$1,648,075

Goodwill
Dental CAD/CAM Systems	$301,023	$319,300
Imaging Systems	198,015	210,098
Treatment Centers	96,565	102,396
Instruments	60,862	64,561

Total	$656,465	$696,355

		United	Rest of
	Germany	States	World	Total
	$’000s
Net Sales*
October 1, 2009 to September 30, 2010	$148,305	$239,541	$382,431	$770,276
October 1, 2008 to September 30, 2009	147,268	221,206	344,820	713,294
October 1, 2007 to September 30, 2008	153,765	220,946	382,400	757,111
Long-lived assets**
September 30, 2010	$91,877	$5,902	$9,453	$107,232
September 30, 2009	92,731	6,252	8,368	107,351

*	Sales are allocated to the country in which the customer is located.
**	Long-lived assets exclude all intangible assets and deferred tax assets.

During the years ended September 30, 2010, September 30, 2009, and September 30, 2008, revenues from two customers represented 45%, 45% and 42% of net sales, respectively. No other customer accounted for more than 10% of revenues.

24. Related parties

Sirona Holdings S.C.A. Luxembourg (“Luxco”)

On July 30, 2010, the Company and Luxco, a significant shareholder of the Company, elected not to renew the advisory services agreement between them that terminated on October 1, 2010. Under the agreement, which became effective October 1, 2005, the Company paid an annual fee to Luxco of €325,000 (approximately $444,000), and Luxco provided to the Company certain advisory services regarding the structure, terms and condition of debt offerings by the Company, financing sources and options, business development and other services.

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25. Unaudited quarterly information

The following is a summary of the Company’s unaudited quarterly operating results for the fiscal years ended September 30, 2010 and 2009:

	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2009
	$’000s (except per share amounts)
Revenue	$182,899	$182,418	$190,136	$214,823
Cost of Sales	89,767	88,243	90,803	102,453

Gross profit	93,132	94,175	99,333	112,370

Operating expenses/(income):
Selling, general and administrative expense	60,732	54,994	60,354	59,852
Research and development	11,562	11,648	11,690	11,465
Provision for doubtful accounts and notes receivable	88	47	72	64
Net other operating (income) and restructuring costs	(2,499)	(3,254)	(3,408)	(2,500)

Operating income	23,249	30,740	30,625	43,489
(Gain)/loss on Foreign currency transactions	(3,259)	6,003	5,049	(633)
(Gain)/loss on derivative instruments	(5,965)	2,598	(1,712)	(1,023)
Interest expense, net	843	857	4,141	5,202
Other expense/(income)	1	(9)	404	380

Income before taxes	31,629	21,291	22,743	39,563
Income tax provision	7,061	4,258	4,548	7,913

Net income	24,568	17,033	18,195	31,650
Less: Net (loss)/income attributable to noncontrolling interests	(130)	456	656	475

Net income attributable to Sirona Dental Systems, Inc.	$24,698	$16,577	$17,539	$31,175

Income per share (attributable to Sirona Dental Systems, Inc. shareholders):
Net income per share - basic	$0.45	$0.30	$0.32	$0.57
Net income per share - diluted	$0.44	$0.29	$0.31	$0.55
Weighted average shares - basic	55,266,337	55,227,417	55,122,944	54,968,399
Weighted average shares - diluted	56,677,680	56,739,364	56,610,111	56,356,288

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2008
	$’000s (except per share amounts)
Revenue	$188,171	$180,580	$164,822	$179,721
Cost of Sales	96,143	93,782	84,507	92,720

Gross profit	92,028	86,798	80,315	87,001

Operating expenses/(income):
Selling, general and administrative expense	58,444	53,437	56,048	57,422
Research and development	9,633	9,897	10,043	11,058
Provision for doubtful accounts and notes receivable	(104)	421	221	225
Net other operating (income) and restructuring costs	(617)	(1,881)	270	(3,461)

Operating income	24,672	24,924	13,733	21,757
(Gain)/loss on Foreign currency transactions	(6,806)	(5,111)	7,077	3,592
(Gain)/loss on derivative instruments	(1,437)	(3,139)	(240)	4,967
Interest expense, net	5,509	5,331	5,593	6,064
Other expense	405	—	—	—

Income before taxes	27,001	27,843	1,303	7,134
Income tax provision	252	6,683	364	1,998

Net income	26,749	21,160	939	5,136
Less: Net income/(loss) attributable to noncontrolling interests	16	692	344	(423)

Net income attributable to Sirona Dental Systems, Inc.	$26,733	$20,468	$595	$5,559

Income per share (attributable to Sirona Dental Systems, Inc. shareholders):
Net income per share - basic	$0.49	$0.37	$0.01	$0.10
Net income per share - diluted	$0.48	$0.37	$0.01	$0.10
Weighted average shares - basic	54,931,032	54,878,923	54,818,604	54,862,708
Weighted average shares - diluted	56,104,887	55,556,867	55,044,094	55,130,373