Form 10-Q
period 2010-12-31
SIRONA DENTAL SYSTEMS, INC.
filed 2011-02-04
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

or

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

Yes  ☐    No  ☑

As of February 2, 2011, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,438,512.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010

PART I	FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Financial Statement Notes	December 31, 2010	September 30, 2010
		(unaudited)
		$’000s (except per share amounts)
ASSETS

Current assets
Cash and cash equivalents		$265,347	$251,767
Restricted cash		676	703
Accounts receivable, net of allowance for doubtful accounts of $1,478 and $1,681, respectively		107,743	82,952
Inventories, net	5	73,554	74,027
Deferred tax assets	9	23,451	20,570
Prepaid expenses and other current assets		16,415	24,139
Income tax receivable	9	1,678	3,533

Total current assets		488,864	457,691
Property, plant and equipment, net of accumulated depreciation and amortization of $95,342 and $90,713, respectively		104,138	102,686
Goodwill	6	645,847	656,465
Investments		2,277	2,317
Intangible assets, net of accumulated amortization of $369,655 and $371,303, respectively	6	343,971	362,722
Other non-current assets		2,750	2,229
Deferred tax assets	9	4,693	8,827

Total assets		$1,592,540	$1,592,937

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		$40,522	$42,737
Short-term debt and current portion of long-term debt	7	367,819	2,935
Income taxes payable	9	9,262	7,748
Deferred tax liabilities	9	936	1,456
Accrued liabilities and deferred income		85,808	105,209

Total current liabilities		504,347	160,085
Long-term debt	8	—	367,801
Deferred tax liabilities	9	129,804	138,190
Other non-current liabilities		6,251	6,556
Pension related provisions	12	51,935	52,672
Deferred income		57,500	60,000

Total liabilities		749,837	785,304

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		—	—
Common stock ($0.01 par value; 95,000,000 shares authorized; 55,466,082 shares issued and 55,438,359 shares outstanding at Dec. 31, 2010, and 55,333,304 shares issued and 55,305,581 shares outstanding at Sept. 30, 2010)		555	553
Additional paid-in capital		656,709	652,698
Treasury stock (27,723 shares at cost)		(284)	(284)
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		224,238	181,846
Accumulated other comprehensive income	4	7,770	19,701

Total Sirona Dental Systems, Inc. shareholders’ equity		839,885	805,411

Noncontrolling interests		2,818	2,222

Total shareholders’ equity		842,703	807,633

Total liabilities and shareholders’ equity		$1,592,540	$1,592,937

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Financial Statement Notes	Three months ended December 31,
		2010	2009
		$’000s (except per share amounts)
Revenue		$235,646	$214,823
Cost of sales		105,232	102,453

Gross profit		130,414	112,370

Selling, general and administrative expense		63,323	59,852
Research and development		13,510	11,465
Provision for doubtful accounts and notes receivable		68	64
Net other operating income	13	(2,500)	(2,500)

Operating income		56,013	43,489

(Gain) on foreign currency transactions, net		(761)	(633)
Loss/(Gain) on derivative instruments	14	1,635	(1,023)
Interest expense, net		950	5,202
Other (income)/expense		(866)	380

Income before taxes		55,055	39,563
Income tax provision	9	12,112	7,913

Net income		42,943	31,650
Less: Net income attributable to noncontrolling interests		551	475

Net income attributable to Sirona Dental Systems, Inc.		$42,392	$31,175

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):	10
- Basic		$0.77	$0.57

- Diluted		$0.75	$0.55

Weighted average shares—basic		55,337,040	54,968,399

Weighted average shares—diluted		56,852,620	56,356,288

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2010	2009
	$’000s
Cash flows from operating activities
Net income	$42,943	$31,650

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,207	21,779
Loss on disposal of property, plant and equipment	—	3
Loss/(gain) on derivative instruments	1,635	(1,023)
Gain on foreign currency transactions	(761)	(633)
Deferred income taxes	(5,550)	(6,347)
Amortization of debt issuance cost	303	295
Share-based compensation expense	1,911	3,939

Changes in assets and liabilities
Accounts receivable	(26,679)	(21,129)
Inventories	(531)	1,627
Prepaid expenses and other current assets	7,448	8,987
Restricted cash	14	—
Other non-current assets	(653)	235
Trade accounts payable	(1,734)	3,412
Accrued interest on long-term debt	—	1,393
Accrued liabilities and deferred income	(17,696)	(6,569)
Other non-current liabilities	98	(2,900)
Income taxes receivable	1,845	(113)
Income taxes payable	1,519	5,969

Net cash provided by operating activities	23,319	40,575

Cash flows from investing activities
Investment in property, plant and equipment	(8,961)	(4,233)
Proceeds from sale of property, plant and equipment	341	45
Purchase of intangible assets	—	(6)
Purchase of long-term investments	—	(166)

Net cash used in investing activities	(8,620)	(4,360)

The accompanying notes are an integral part of these financial statements.

	Three months ended December 31,
	2010	2009
	$’000s
Cash flows from financing activities
Common shares issued under share based compensation plans	1,515	1,056
Tax effect of common shares exercised under share based compensation plans	725	624

Net cash provided by financing activities	2,240	1,680
Change in cash and cash equivalents	16,939	37,895
Effect of exchange rate change on cash and cash equivalents	(3,359)	(3,113)
Cash and cash equivalents at beginning of period	251,767	181,098

Cash and cash equivalents at end of period	$265,347	$215,880

Supplemental information
Interest paid	$1,089	$4,783
Interest capitalized	114	121
Income taxes paid	13,556	7,633

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. General

The Company and its Operations

Sirona Dental Systems, Inc. (“Sirona,” the “Company,” “we,” “us,” and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries and their predecessors) is the leading manufacturer of high-quality, technologically advanced dental equipment, and is focused on developing, manufacturing and marketing innovative systems and solutions for dentists around the world. We offer a broad range of products across all major segments of the dental technology market including CEREC and our other CAD/CAM systems, digital intra oral and 2D and 3D panoramic imaging systems, treatment centers and instruments. The Company acquired Schick Technologies, Inc. (“Schick”) in 2006, in a transaction accounted for as a reverse acquisition (the “Exchange”), further expanding our global presence and product offerings and strengthening our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 130 years. The Company’s headquarters are located in Long Island City, New York with its primary facility located in Bensheim, Germany, as well as other support, manufacturing, assembling and sales and service facilities located elsewhere in the world.

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the reporting date and the reported amounts of revenues and expenses for the interim period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information not misleading. The year-end condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of December 31, 2010 and September 30, 2010 and the results of operations and cash flows for the three months ended December 31, 2010 and 2009, respectively, as applicable to interim periods have been made. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

2. Recently Issued Accounting Pronouncements

Adopted

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for multiple-deliverable revenue arrangements (ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force). This new guidance establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term “fair value” in the revenue allocation with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, replaces the “residual method” of allocation with the “relative selling-price method”, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables applying this method, including proportional allocation of any discounts to each deliverable.

In October 2009, the FASB also issued new accounting guidance for revenue arrangements that include both tangible products and software elements (ASU 2009-14, Certain Revenue Arrangements that Include Software Elements – a consensus of the FASB Emerging Issues Task Force). This new guidance removes from the scope of the software revenue recognition guidance in ASC 985-605, Software Revenue Recognition, those tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. In addition, this guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition guidance as well as provides further guidance on determining which software, if any, relating to the tangible product also would be excluded from the scope of software revenue recognition guidance.

The Company adopted these standards at the beginning of its first quarter of fiscal year 2011 for applicable arrangements that were entered into or materially modified on or after October 1, 2010. Implementation of these standards did not have a material impact on the Company’s condensed consolidated financial statements in the period under report and is not expected to significantly affect the timing and pattern of revenue recognition in future periods.

The Company’s main revenue stream results from the delivery of dental equipment. The Company also enters into revenue arrangements that consist of multiple deliverables of its product and service offerings. Additionally, certain products, primarily in our CAD/CAM and Imaging segments, may contain embedded software that functions together with the product to deliver the product’s essential functionality.

Revenue, net of related discounts and allowances, is recognized when products or equipment have been shipped, when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectability is reasonably assured, title and risk of loss has passed to customers based on the shipping terms, no significant obligations remain, and allowances for discounts, returns, and customer incentives can be reliably estimated. The Company offers discounts to its distributors if certain conditions are met. Discounts and allowances are primarily based on the volume of products purchased or targeted to be purchased by the individual customer or distributor. Discounts are deducted from revenue at the time of sale or when the discount is offered, whichever is later. The Company estimates volume discounts based on the individual customer’s historical and estimated future product purchases. Returns of products, excluding warranty related returns, are infrequent and insignificant. Amounts received from customers in advance of product shipment are classified as deferred income until the revenue can be recognized in accordance with the Company’s revenue recognition policy.

Services: Service revenue is generally recognized ratably over the contract term as the specified services are performed. Amounts received from customers in advance of rendering of services are classified as deferred income until the revenue can be recognized upon rendering of those services.

Extended Warranties: The Company offers its customers an option to purchase extended warranties on certain products. The Company recognizes revenue on these extended warranty contracts ratably over the life of the contract. The costs associated with these extended warranty contracts are recognized when incurred.

Multiple-Element Arrangements (“MEAs”): Arrangements with customers may include multiple deliverables, including any combination of equipment, services, and extended warranties. The deliverables included in the Company’s MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in the control of the Company. Based on the new accounting guidance adopted October 1, 2010, arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price (“RSP”) of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists and then based on estimated selling price (“ESP”).

VSOE – In most instances, products are sold separately in stand-alone arrangements. Services are also sold separately through renewals of contracts with varying periods. The Company determines VSOE based on its pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

ESP – The estimated selling price represents the price at which the Company would sell a product or service if it were sold on a stand-alone basis. When VSOE does not exist for all elements, the Company determines ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on its pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

After separating the elements into their specific units of accounting, total arrangement consideration is allocated to each unit of accounting according to the nature of the revenue as described above and application of the RSP method. Total recognized revenue is limited to the amount not contingent upon future transactions.

3. Employee Share-Based Compensation

Stock compensation expense under the Company’s stock option plans amounted to $1,911 and $3,939 for the three months ended December 31, 2010 and 2009, respectively. These expenses include the effect of previous stock options, restricted stock unit (“RSU”) grants, and performance-based stock unit (“PSU”) grants.

On November 22, 2010, the Company granted 232,700 RSU’s and 12,800 PSU’s under its 2006 Equity Incentive Plan (“2006 Plan)”. The RSU grants vest over a period of four years (one third each during fiscal years 2013, 2014 and 2015). The PSU’s were granted to three executive officers of the Company and vest three years from the date of grant provided the Company achieves earnings targets specified in the grant. The value of each RSU and PSU grant is determined by the closing price at the date of grant of $36.78.

On December 8, 2009, the Company granted 188,000 RSU’s under the 2006 Plan. The RSU grants vest over a period of four years (one third each at December 8, 2011, 2012 and 2013). The value of each RSU is determined by the closing price at the date of grant of $34.45.

The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, and RSU’s to employees, directors, and consultants and received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. As of December 31, 2010, 1,393,837 shares were available for future grant under the 2006 Plan.

4. Comprehensive Income/(Loss) and Change in Equity

	Three months ended December 31,
	Changes in Equity attributable to
	Sirona Dental Systems, Inc.	Noncontrolling Interests	Total Change in Equity for the Period
	$’000s
As of December 31, 2010
Comprehensive Income/(Loss):
Net Income	$42,392	$551	$42,943
Other Comprehensive Income/(Loss)
Cumulative translation adjustments	(11,891)	45	(11,846)
Unrecognized elements of pension cost, net of tax	(40)	—	(40)

Total Other Comprehensive Loss	(11,931)	45	(11,886)

Total Comprehensive Income	30,461	596	31,057

Transactions with shareholders:
Stock-based compensation activities	4,013	—	4,013

Total transactions with shareholders	4,013	—	4,013

Total Change in Equity for the period	$34,474	$596	$35,070

	Three months ended December 31,
	Changes in Equity attributable to
	Sirona Dental Systems, Inc.	Noncontrolling Interests	Total Change in Equity for the Period
	$’000s
As of December 31, 2009
Comprehensive Income/(Loss):
Net Income	$31,175	$475	$31,650
Other Comprehensive Income/(Loss)
Cumulative translation adjustments	(10,780)	8	(10,772)
Unrecognized elements of pension cost, net of tax	(87)	—	(87)

Total Other Comprehensive Loss	(10,867)	8	(10,859)

Total Comprehensive Income	20,308	483	20,791

Transactions with shareholders:
Stock-based compensation activities	5,791	—	5,791

Total transactions with shareholders	5,791	—	5,791

Total Change in Equity for the period	$26,099	$483	$26,582

5. Inventories, net

	December 31, 2010	September 30, 2010
	$’000s
Finished goods	$41,791	$51,102
Work in progress	13,742	12,646
Raw materials	30,346	23,342

	85,879	87,090
Inventory reserve	(12,325)	(13,063)

	$73,554	$74,027

6. Intangible Assets and Goodwill

	Gross	Accumulated amortization	Net
	$’000s
As of December 31, 2010
Patents & Licenses	$138,626	$64,423	$74,203
Trademarks	129,845	453	129,392
Technologies and dealer relationships	445,077	304,779	140,298
Prepayments for intangible assets	78	—	78

	713,626	369,655	343,971
Goodwill	645,847	—	645,847

Total intangible assets	$1,359,473	$369,655	$989,818

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2010
Patents & Licenses	$150,706	$71,965	$78,741
Trademarks	131,908	428	131,480
Technologies and dealer relationships	451,333	298,910	152,423
Prepayments for intangible assets	78	—	78

	734,025	371,303	362,722
Goodwill	656,465	—	656,465

Total intangible assets	$1,390,490	$371,303	$1,019,187

The change in the value of goodwill and of intangible assets from September 30, 2010 to December 31, 2010 is mainly attributable to foreign currency fluctuations, with a reduction of $10,477 in goodwill and $7,152 in intangible assets. Goodwill has been reduced by $141 as a result of tax benefits received subsequent to the Exchange for options that were vested and included in the determination of purchase price at the time of that acquisition.

7. Short-Term Debt and Current Portion of Long-Term Debt

The components of short-term debt are as follows:

	December 31, 2010	September 30, 2010
	$’000s
Current Portion of long-term debt	$362,681	$—
Accrued interest on long-term debt	$—	$319
Other short-term debt	5,138	2,616

	$367,819	$2,935

8. Long-Term Debt

The components of long-term debt are as follows:

	December 31, 2010	September 30, 2010
	$’000s
Bank loans:
Senior term loan, Tranche A1, variable rate repayable in November 2011	$—	$105,063
Senior term loan, Tranche A2, variable rate repayable in November 2011	—	263,057

	—	368,120
Less current portion	—	319

	$—	$367,801

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

The Senior Facilities Agreement includes: (1) a term loan A1 in an aggregate principal amount of $150 million (the “tranche A1 term loan”) available to Schick Technologies, Inc., a New York company and wholly-owned subsidiary of Sirona (“Schick NY”), as borrower; (2) a term loan A2 in an aggregate principal amount of Euro 275 million (the “tranche A2 term loan”) available to Sirona’s subsidiary, Sirona Dental Services GmbH, as borrower; and (3) a $150 million revolving credit facility available to Sirona Dental Systems GmbH, Schick NY and Sirona Dental Services GmbH, as initial borrowers. The revolving credit facility is available for borrowing in Euro, U.S. Dollars, Yen or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There are no cross-border guarantees since all guarantees are by entities that have the same functional currency as the currency in which the respective guaranteed borrowing is denominated.

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

9. Income Taxes

For the first three months of fiscal year 2011, an estimated effective tax rate of 22% has been applied, compared to an estimated effective tax rate of 20% for the first three months of fiscal year 2010 and an effective tax rate for fiscal year 2010 of 20.6%.

The Company’s effective tax rate may vary significantly from period to period, and can be affected by many factors. These factors include, but are not limited to, changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns, tax planning initiatives, tax characteristics of income, as well as the timing and deductibility of expenses for tax purposes. The Company’s effective tax rate differs from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings outside of the United States. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

With limited exception, the Company and its subsidiaries are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by taxing authorities for tax returns filed with respect to periods prior to fiscal year 2005.

10. Income per Share

The computation of basic and diluted income per share is as follows:

	Three months ended December 31,
	2010	2009
	$’000s (except for share amounts)
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$42,392	$31,175

Weighted average shares outstanding—basic	55,337,040	54,968,399
Dilutive effect of stock-based compensation	1,515,580	1,387,889

Weighted average shares outstanding—diluted	56,852,620	56,356,288

Net income per share
Basic	$0.77	$0.57

Diluted	$0.75	$0.55

Stock options to acquire 85,000, and 162,530 shares of Sirona’s common stock that were granted in connection with the Company’s stock option plans were not included in the computation of diluted earnings per share for the three months ended December 31, 2010 and 2009, respectively, because the options’ underlying exercise prices were greater than the average market price of Sirona’s common stock for the respective period.

11. Product warranty

The following table provides the changes in the product warranty accrual for the three months ended December 31, 2010 and 2009:

	Three months ended December 31,
	2010	2009
	$’000s
Balance at beginning of the period	$8,972	$11,506
Accruals for warranties issued during the period	4,104	6,672
Warranty settlements made during the period	(4,470)	(5,903)
Translation adjustment	(148)	(192)

Balance at end of the period	$8,458	$12,083

12. Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended December 31,
	2010	2009
	$’000s
Service cost, net	$64	$70
Interest cost	605	677
Amortization of actuarial gains	(40)	(121)

Net periodic benefit cost	$629	$626

13. Net Other Operating Income

Net other operating income for the three months ended December 31, 2010 and 2009 was $2.5 million and $2.5 million, respectively. In both periods, net other operating income included $2.5 million of income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment.

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

As of December 31, 2010, these contracts had notional amounts totaling $44.9 million. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at December 31, 2010 is described in Note 15 Fair Value Measurements.

The location and amount of gains and losses from the fair value changes of derivative instruments reported in our condensed consolidated statement of income were as follows:

		For the three months ended December 31,
		2010	2009
Derivatives Not Designated as Hedging Instruments	Location of (Gain)/ Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
		$’000s
Interest rate swap contracts	Gain on derivative instruments, net	$—	$(3,427)
Foreign exchange contracts	Loss on derivative instruments, net	1,635	2,404

Total		$1,635	$(1,023)

15. Fair Value Measurements

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures, for assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and the credit risk of the Company and counterparties to the arrangement.

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2010:

	Three months ended December 31, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$160,705	$—	$—	$160,705
Derivative Assets	—	526	—	526
Liabilities
Derivative Liabilities	$—	$(679)	$—	$(679)

Total	$160,705	$(153)	$—

	September 30, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$141,981	$—	$—	$141,981
Derivative Assets	—	2,015	—	2,015
Liabilities
Derivative Liabilities	$—	$(563)	$—	$(563)

Total	$141,981	$1,452	$—

In the Company’s December 31, 2010 and September 30, 2010 Condensed Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

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

16. Segment Reporting

The following tables reflect the results of the Company’s reportable segments under the Company’s management reporting system. The segment performance measure used to monitor segment performance is gross profit (“Segment Performance Measure”) excluding the impact of the acquisition of control of the Sirona business by Sirona Holdings Luxco S.C.A. (“Luxco”), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners (“MDP”), Beecken Petty O’Keefe and management of Sirona, through a leveraged buyout transaction on June 30, 2005 (the “MDP Transaction”) and the Exchange. This measure is considered by management to better reflect the performance of each segment as it eliminates the need to allocate centrally incurred costs and significant purchase accounting impacts that the Company does not believe are representative of the performance of the segments. Furthermore, the Company monitors performance geographically by region. As the Company manages its business on both a product and a geographical basis, U.S. GAAP requires segmental disclosure based on product information.

	Three months ended December 31,
	2010	2009
	$’000s
Revenue External
Dental CAD/CAM Systems	$83,374	$73,816
Imaging Systems	76,265	70,981
Treatment Centers	49,763	43,851
Instruments	26,077	26,057

Total	235,479	214,705

Electronic center and corporate	167	118

Total	$235,646	$214,823

Revenue Internal
Dental CAD/CAM Systems	$—	$—
Imaging Systems	5	4
Treatment Centers	4	8
Instruments	2,708	2,358
Intercompany elimination	(2,717)	(2,370)

Total	—	—

Electronic center and corporate	5,902	5,137
Intercompany elimination	(5,902)	(5,137)

Total	$—	$—

Revenue Total
Dental CAD/CAM Systems	$83,374	$73,816
Imaging Systems	76,270	70,985
Treatment Centers	49,767	43,859
Instruments	28,784	28,415

Total	238,195	217,075

Electronic center and corporate	6,069	5,255

Total	$244,264	$222,330

Segment performance measure
Dental CAD/CAM Systems	$59,036	$50,936
Imaging Systems	46,134	43,298
Treatment Centers	22,047	18,160
Instruments	12,711	12,309

Total	139,929	124,703

Electronic center and corporate	2,415	2,426

Total	$142,344	$127,129

Depreciation and amortization expense
Dental CAD/CAM Systems	$1,797	$1,411
Imaging Systems	1,368	1,378
Treatment Centers	1,519	1,719
Instruments	763	906

Total	5,447	5,414

Electronic center and corporate	280	231

Total	$5,727	$5,645

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three months ended December 31, 2010 and 2009 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended December 31,
	2010	2009
	$’000s
Revenue
Total segments (external)	$235,479	$214,705
Electronic center and corporate	167	118

Consolidated revenue	235,646	214,823

Depreciation and amortization
Total segments	5,447	5,414
Differences management reporting vs. US GAAP, electronic center and corporate	13,760	16,390

Consolidated depreciation and amortization	19,207	21,804

Segment performance measure
Total segments	139,929	124,703
Differences management reporting vs. US GAAP, electronic center and corporate	(9,515)	(12,333)

Consolidated gross profit	130,414	112,370
Selling, general and administrative expense	63,323	59,852
Research and development	13,510	11,465
Provision for doubtful accounts and notes receivable	68	64
Net other operating income	(2,500)	(2,500)
Foreign currency transaction gain, net	(761)	(633)
Loss/(gain) on derivative instruments	1,635	(1,023)
Interest expense, net	950	5,202
Other (income)/expense	(866)	380

Income before taxes	$55,055	$39,563

17. Related parties

Sirona Holdings S.C.A. Luxembourg (“Luxco”)

On July 30, 2010, the Company and Luxco, a significant shareholder of the Company, elected not to renew the advisory services agreement between them that terminated on October 1, 2010. Under the agreement, which became effective October 1, 2005, the Company paid an annual fee to Luxco of €325 (approximately $444 for fiscal year 2010), and Luxco provided to the Company certain advisory services regarding the structure, terms and condition of debt offerings by the Company, financing sources and options, business development and other services.

In December 2009, Luxco sold 7,100,000 shares pursuant to an underwritten follow-on public offering. The Company incurred $0.4 million of costs pursuant to the terms of a registration rights agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this Report and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in “Results of Operations” in this Item and elsewhere in this Report. All amounts are reported in thousands of U.S. Dollars ($), except as otherwise disclosed.

This report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans” and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. All forward looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

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

Sirona has a long tradition of innovation in the dental industry. The Company introduced the first dental electric drill approximately 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (“CAD/CAM”) system 25 years ago, and numerous other significant innovations in dentistry. Sirona continues to make significant investments in research and development, and its track record of innovative and profitable new products continues today with numerous, recent product launches including: the Orthophos XG3D(launched in October 2010), the inEOS Blue (launched in January 2010), the Galileos and CEREC combination (launched in September 2009), the CEREC AC unit (launched in January 2009), the Galileos Compact 3D imaging system (launched in July 2008), the TENEO treatment center (launched in July 2008) and the CAD/CAM milling unit MC XL (launched in fiscal year 2007).

Sirona manages its business on both a product and geographic basis and has four segments: Dental CAD/CAM Systems, Imaging Systems, Treatment Centers, and Instruments. Sirona has the broadest product portfolio in the industry, and is capable of fully outfitting and integrating a dental practice. Products from each category are marketed in all geographical sales regions.

The Company’s business has grown substantially over the past five years, driven by numerous high-tech product introductions, a continued expansion of its global sales and service infrastructure, strong relationships with key distribution partners, namely Patterson and Henry Schein, and an international dealer network. Patterson and Henry Schein accounted for 27% and 20%, respectively, of Sirona’s global revenues for the three months ended December 31, 2010.

The U.S. market is the largest individual market for Sirona, followed by Germany. Between fiscal years 2004 and 2010, the Company increased U.S. revenues from $88.2 million to $239.5 million, driven by innovative products, particularly in the CAD/CAM and imaging segments and the Exchange. Patterson made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution rights for CAD/CAM products in the U.S. and Canada until 2017 (the “Patterson exclusivity payment”). The amount received was recorded as deferred income and is being recognized on a straight-line basis that commenced at the beginning of the extension of the exclusivity period in fiscal year 2008.

In addition to strong U.S. market growth, Sirona has pursued expansion in non-U.S. and non-German markets. Between fiscal years 2004 and 2010, the Company increased revenues in non-U.S. and non-German markets from $190.9 million to $382.4 million. To support this growth, Sirona expanded its local presence and distribution channels by establishing sales and service locations in Japan, Australia, China, Korea, Brazil, Italy, France, and the UK. The expansion helped to increase market share but also contributed to higher SG&A expenses. Due to the international nature of the Company’s business, movements in global foreign exchange rates have a significant effect on financial results.

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

The positive trends from fiscal year 2010 continued during the first three months of fiscal year 2011. This development is driven by strong demand for our technologically advanced product portfolio as well as by the expansion of our global sales and service infrastructure. Revenues were particularly strong in international markets during the quarter. Our net income benefited from robust sales growth, margin expansion, and debt reduction.

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

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currencies vary depending on the country of operation. For the three months ended December 31, 2010, approximately 49% of Sirona’s revenue and approximately 71% of its expenses were in Euro. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2009 and December 31, 2010, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $1.1919 to a high of $1.5121. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of December 31, 2010, these contracts had notional amounts totaling $44.9 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information above and under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. The average exchange rate for the three months ended December

31, 2010, was $1.36034 and varied from $1.38969 to $1.32171. For the three months ended December 31, 2009, an average quarterly exchange rate converting Euro denominated revenues into U.S. Dollars of $1.47705 was applied.

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

Effective Tax Rate

The Company’s effective tax rate may vary significantly from period to period, and can be affected by many factors. These factors include, but are not limited to, changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns, tax planning initiatives, tax characteristics of income, as well as the timing and deductibility of expenses for tax purposes. The Company’s effective tax rate differs from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings outside of the United States. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Revenue

Revenue for the three months ended December 31, 2010 was $235.6 million, an increase of $20.8 million, or 9.7%, as compared with the three months ended December 31, 2009. On a constant currency basis, adjusting for the fluctuations in the

U.S. Dollar/Euro exchange rate, total revenue increased by 15.8%. By segment, Treatment Centers increased 13.5% (up 23.0% on a constant currency basis), CAD/CAM Systems increased 12.9% (up 18.5% on a constant currency basis), Imaging Systems increased 7.4% (up 11.2% on a constant currency basis), and Instruments increased 0.1% (up 8.4% on a constant currency basis).

We were able to grow our revenues in all segments due to solid demand for our innovative products, and we continue to benefit from our global sales and service infrastructure. Our products enable dental professionals to improve their clinical results and to increase the profitability of their practices.

Treatment Center revenues showed a strong increase in all product lines of that segment. Growth was particularly driven by our European and Asia-Pacific markets. CAD/CAM Systems revenues benefited from a trade-up program in Germany and other European countries. The increase in Imaging revenues was reflected across all regions and was driven by strong interest in our 2D and 3D panoramic systems. Instrument revenues were up, benefiting from high-volume projects in several international markets.

Revenue in the U.S. for the three months ended December 31, 2010 was up 0.9% compared to the prior year period. Revenue growth was mainly driven by the Imaging segment. Revenue outside the U.S. increased by 13.8%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 23.3%. Revenue growth was particularly strong in Europe, led by Germany, as well as in the Asia-Pacific markets.

Revenue growth on a constant currency basis was mainly volume driven.

Cost of Sales

Cost of sales for the three months ended December 31, 2010 was $105.2 million, a increase of $2.8 million, or 2.7%, as compared with the three months ended December 31, 2009. Gross profit as a percentage of revenue was 55.3% compared to 52.3% in the prior year period. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $12.4 million as well as non-cash share-based compensation expense of $0.04 million for the three months ended December 31, 2010 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $14.9 million and non-cash share-based compensation expense of $0.03 million for the three months ended December 31, 2009. Excluding these amounts, cost of sales as a percentage of revenue was 39.4% for the three months ended December 31, 2010 compared with 40.7% for the three months ended December 31, 2009, and therefore gross profit as a percentage of revenue was 60.6% compared to 59.3% in the prior year period. The expansion in the gross profit margin was mainly due to product and regional mix and showed in all segments, except for a slight decrease in the Imaging segment.

Selling, General and Administrative

For the three months ended December 31, 2010, SG&A expense was $63.3 million, a increase of $3.5 million, or 5.8%, as compared with the three months ended December 31, 2009. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $0.7 million as well as non-cash share-based compensation expense in the amount of $1.8 million for the three months ended December 31, 2010, compared with $1.0 million and $3.9 million, respectively, for the three months ended December 31, 2009. Excluding these amounts, as a percentage of revenue, SG&A expense slightly increased to 25.8% for the three months ended December 31, 2010, as compared with 25.6% for the three months ended December 31, 2009. The increase in the absolute SG&A expense is mainly driven by increased revenues as well as investments in sales and service infrastructure in international markets.

Research and Development

R&D expense for the three months ended December 31, 2010, was $13.5 million, an increase of $2.0 million, or 17.8%, as compared with the three months ended December 31, 2009.

R&D expense included non-cash share-based compensation expense in the amount of $0.05 million for the three months ended December 31, 2010, compared with $0.05 million for the three months ended December 31, 2009. Excluding this amount, as a percentage of revenue, R&D expense increased to 5.7% for the three months ended December 31, 2010, compared to 5.3% for the three months ended December 31, 2009.

The increase of the absolute R&D expense was primarily driven by the timing of new product launches.

Net Other Operating Income

Net other operating income for the three months ended December 31, 2010 and 2009 was $2.5 million and $2.5 million, respectively. In both periods, net other operating income included $2.5 million of income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment.

Restructuring Costs

In fiscal year 2009, we incurred restructuring costs of $8.2 million included in net other operating income for certain actions to reduce operating costs and thereby to improve the efficiency or our organization.

As of September 30, 2009, we had accrued restructuring costs in the amount of $4.2 million. No further restructuring costs were incurred for the three months ended December 30, 2009. The development of restructuring costs for the three months ended December 31, 2009 is presented in the following table:

	Accrual at October 1, 2009	Restructuring Costs/(Release)	Payments	Currency translation adjustment	Provision at December 31, 2009
	$’000s
Severance costs	$3,660	$—	$383	$(56)	$3,221
Consulting costs	581	—	585	4	—

Total	$4,241	$—	$968	$(52)	$3,221

The residual amount of $3.2 million was paid in fiscal year 2010 and our restructuring efforts were completed. The remaining accrual of $0.8 million was released as of September 30, 2010, as actual expenses were lower than the estimated restructuring costs.

Gain on Foreign Currency Transactions

Gain on foreign currency transactions for the three months ended December 31, 2010 amounted to $0.8 million compared to a gain of $0.6 million for the three months ended December 31, 2009. For the three months ended December 31, 2010, the gain included an unrealized non-cash foreign currency loss of $1.4 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment and an unrealized non-cash foreign currency loss on the U.S. Dollar denominated short term intra-group loans to our Austrian entity of $1.3 million. Excluding these amounts, foreign currency transactions for the three months ended December 31, 2010 resulted in a gain of $3.5 million.

The gain for the three months ended December 31, 2009 included an unrealized non-cash foreign currency loss of $1.4 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash unrealized foreign currency loss on the U.S. Dollar denominated short term intra-group loans to our Austrian entity of $1.3 million. Excluding these amounts, foreign currency transactions for the three months ended December 31, 2009 resulted in a gain of $3.3 million.

Loss/(Gain) on Derivative Instruments

The loss on derivative instruments for the three months ended December 31, 2010, amounted to $1.6 million compared to a gain of $1.0 million for the three months ended December 31, 2009. For the three months ended December 31, 2010, the loss included an unrealized non-cash loss on foreign currency hedges of $1.6 million. The gain for the three months ended December 31, 2009, included an unrealized non-cash gain of $3.4 million on interest swaps, as well as a non-cash loss on foreign currency hedges of $2.4 million.

Interest Expense

Net interest expense for the three months ended December 31, 2010, was $1.0 million, compared to $5.2 million for the three months ended December 31, 2009. This decrease resulted from lower interest rates and lower overall debt levels.

Income Tax Provision

For the three months ended December 31, 2010 and 2009, Sirona recorded a profit before income taxes of $55.1 million and $39.6 million, respectively. The estimated effective tax rate applied for these periods was 22% and 20%, respectively, compared to an actual effective tax rate of 20.6% in fiscal year 2010. The income tax provision for the three months ended December 31, 2010 and 2009, was $12.1 and $7.9 million, respectively. The estimated effective tax rate is primarily driven by the expected mix of earnings across different countries.

Net Income

Sirona’s net income for the three months ended December 31, 2010 was $42.9 million, an increase of $11.3 million, as compared with the three months ended December 31, 2009. Major influencing factors on net income were the increase in revenues, lower interest and debt levels, and the lower amortization of assets acquired in past business combinations, partially offset by the increase in the estimated effective tax rate. Net income for the three months ended December 31, 2010 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction—deal related amortization and depreciation) of $13.1 million ($10.3 million net of tax), unrealized, non-cash foreign currency losses on the deferred income from the Patterson exclusivity payment of $1.4 million ($1.1 million net of tax), and losses on the revaluation of short-term intra-group loans of $1.3 million ($1.1 million net of tax).

Sirona’s net income for the three months ended December 31, 2009 included deal related amortization and depreciation of assets acquired in past business combinations of $15.9 million ($12.7 million net of tax), currency revaluation losses on the Patterson exclusivity payment of $1.4 million ($1.1 million after tax), a gain on interest swaps of $3.4 million ($2.7 million net of tax), and a loss on the revaluation of short-term intra-group loans of $1.3 million ($1.0 million net of tax).

Share-based compensation expense was $1.9 million ($1.5 million net of tax) in the first three months December 31, 2010 compared to $3.9 million ($3.1 million net of tax) in the prior year period.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to consolidated adjusted EBITDA (“Consolidated Adjusted EBITDA”) of no more than 2.50 to 1, and a cash interest coverage ratio (“Cash Interest Cover Ratio”) of consolidated adjusted EBITDA to cash interest costs of 4.00 to 1 or greater. As of September 30, 2010, the most recent period for which these ratios were calculated, the Company was in compliance with both ratios. For further information regarding the calculation of these ratios as of September 30, 2010, please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Cash Flows

	Three months ended December 31,
	2010	2009
	$’000s
Net cash provided by operating activities	$23,319	$40,575
Net cash used in investing activities	(8,620)	(4,360)
Net cash provided by financing activities	2,240	1,680

Increase in cash during the period	$16,939	$37,895

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $23.3 million for the three months ended December 31, 2010 compared to $40.6 million for the three months ended December 31, 2009. The primary contributing factor to the decrease in cash provided by operating cash flows in the three months ended December 31, 2010 was an increase in working capital driven by the overall increase in business, which was strongest at the end of the quarter.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions and long-lived asset disposals. The primary contributors to the investing cash outflow in the three months ended December 31, 2010 were capital expenditures in the course of normal operating activities as well as construction of the Center of Innovation in Bensheim, Germany. For the three months ended December 31, 2009, net cash used in investing activities represented capital expenditures in the course of normal operating activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.2 million for the three months ended December 31, 2010, compared to net cash provided by financing activities of $1.7 million for the three months ended December 31, 2009. Net cash provided by financing activities in the three months ended December 31, 2010 and 2009 relates to exercises of options previously granted in the Company’s stock-based compensation activities.

Sirona believes that its operating cash flows and available cash (including restricted cash) will be sufficient to fund its working capital needs, research and development expenses, and anticipated capital expenditures for the foreseeable future. With its expected operating cash flows and its access to capital markets, Sirona also believes it will be able to comply with its repayment obligations for the final senior debt tranche due in November 2011.

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

Debt issuance costs of $5.6 million were incurred in relation to the new financing and were capitalized as deferred charges.

Other Financial Data:

	Three months ended December 31,
	2010	2009
	$’000s
Net income attributable to Sirona Dental Systems, Inc.	$42,392	$31,175
Net interest expense	950	5,202
Provision for income taxes	12,112	7,913
Depreciation	5,727	5,622
Amortization	13,480	16,157

EBITDA	$74,661	$66,069

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

Sirona believes that EBITDA and the supplemental information provided is useful to investors as it provides them with disclosures of Sirona’s operating results on the same basis as that used by Sirona’s management.

Supplemental Information

	Three months ended December 31,
	2010	2009
	$’000s
Share-based compensation	$1,911	$3,939
Unrealized, non-cash loss on revaluation of the carrying value of the $-denominated exclusivity fee	1,408	1,352
Unrealized, non-cash loss on revaluation of the carrying value of short-term intra-group loans	1,346	1,267

	$4,665	$6,558

Recent Accounting Pronouncements Not Yet Adopted

Please see Note 2 to the unaudited condensed consolidated financial statements for discussion of recently issued accounting pronouncements that have not yet been adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk as reported under Part II, Item 7A in its Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2010. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2010, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2011

Sirona Dental Systems, Inc.

By:	/s/ Simone Blank
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)