Form 10-Q
period 2011-03-31
SIRONA DENTAL SYSTEMS, INC.
filed 2011-05-06
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Yes  ☐    No   ☑

As of May 4, 2011, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,761,081.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2011

PART I	FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Financial Statement Notes	March 31, 2011	September 30, 2010
		(unaudited)
		$’000s (except per share amounts)
ASSETS
Current assets
Cash and cash equivalents		$300,136	$251,767
Restricted cash		710	703
Accounts receivable, net of allowance for doubtful accounts of $1,639 and $1,681, respectively		113,245	82,952
Inventories, net	5	90,489	74,027
Deferred tax assets	9	24,005	20,570
Prepaid expenses and other current assets		15,097	24,139
Income tax receivable	9	4,948	3,533

Total current assets		548,630	457,691
Property, plant and equipment, net of accumulated depreciation and amortization of $105,443 and $90,713, respectively		118,225	102,686
Goodwill	6	677,610	656,465
Investments		2,364	2,317
Intangible assets, net of accumulated amortization of $401,167 and $371,303, respectively	6	346,495	362,722
Other non-current assets		2,773	2,229
Deferred tax assets	9	4,077	8,827

Total assets		$1,700,174	$1,592,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$48,167	$42,737
Short-term debt and current portion of long-term debt	7	382,223	2,935
Income taxes payable	9	7,955	7,748
Deferred tax liabilities	9	1,211	1,456
Accrued liabilities and deferred income		89,201	105,209

Total current liabilities		528,757	160,085
Long-term debt	8	—	367,801
Deferred tax liabilities	9	134,014	138,190
Other non-current liabilities		6,453	6,556
Pension related provisions	12	55,418	52,672
Deferred income		55,000	60,000

Total liabilities		779,642	785,304

The accompanying notes are an integral part of these financial statements.

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		—	—
Common stock ($0.01 par value; 95,000,000 shares authorized;
55,768,804 shares issued and 55,741,081 shares outstanding at Mar. 31, 2011, and 55,333,304 shares issued and 55,305,581 shares outstanding at Sept. 30, 2010)		558	553
Additional paid-in capital		665,305	652,698
Treasury stock (27,723 shares at cost)		(284)	(284)
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		253,550	181,846
Accumulated other comprehensive income	4	47,650	19,701

Total Sirona Dental Systems, Inc. shareholders’ equity		917,676	805,411

Noncontrolling interests		2,856	2,222

Total shareholders’ equity		920,532	807,633

Total liabilities and shareholders’ equity		$1,700,174	$1,592,937

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Financial Statement	Three months ended March 31,		Six months ended March 31,
	Notes	2011	2010	2011	2010
		$’000s (except per share amounts)		$’000s (except per share amounts)
Revenue		$214,737	$190,136	$450,383	$404,959
Cost of sales		99,048	90,803	204,280	193,256

Gross profit		115,689	99,333	246,103	211,703
Selling, general and administrative expense		70,581	60,354	133,904	120,206
Research and development		14,145	11,690	27,655	23,155
Provision for doubtful accounts and notes receivable		(47)	72	21	136
Net other operating income	13	(2,500)	(3,408)	(5,000)	(5,908)

Operating income		33,510	30,625	89,523	74,114
(Gain)/Loss on foreign currency transactions, net		(4,336)	5,049	(5,097)	4,416
(Gain)/Loss on derivative instruments	14	(1,554)	(1,712)	81	(2,735)
Interest expense, net		929	4,141	1,879	9,343
Other expense/(income)		343	404	(523)	784

Income before taxes		38,128	22,743	93,183	62,306
Income tax provision	9	8,388	4,548	20,500	12,461

Net income		29,740	18,195	72,683	49,845
Less: Net income attributable to noncontrolling interests		428	656	979	1,131

Net income attributable to Sirona Dental Systems, Inc.		$29,312	$17,539	$71,704	$48,714

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):	10
- Basic		$0.53	$0.32	$1.29	$0.88
- Diluted		$0.51	$0.31	$1.26	$0.86
Weighted average shares - basic		55,529,619	55,122,944	55,432,272	55,044,832
Weighted average shares - diluted		57,221,163	56,610,111	57,056,605	56,490,563

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2011	2010
	$’000s
Cash flows from operating activities
Net income	$72,683	$49,845
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	38,957	42,589
Loss on disposal of property, plant and equipment	—	15
Loss/(gain) on derivative instruments	81	(2,735)
(Gain)/loss on foreign currency transactions	(5,097)	4,416
Deferred income taxes	(7,250)	(9,491)
Amortization of debt issuance cost	597	586
Share-based compensation expense	4,479	8,048
Changes in assets and liabilities
Accounts receivable	(27,467)	(7,288)
Inventories	(13,280)	(3,601)
Prepaid expenses and other current assets	9,803	6,701
Restricted cash	20	109
Other non-current assets	(735)	26
Trade accounts payable	3,957	3,353
Accrued interest on long-term debt	—	(1,412)
Accrued liabilities and deferred income	(20,663)	(25,309)
Other non-current liabilities	234	4,037
Income taxes receivable	(1,410)	1,506
Income taxes payable	(292)	3,415

Net cash provided by operating activities	54,617	74,810
Cash flows from investing activities
Investment in property, plant and equipment	(23,618)	(9,566)
Proceeds from sale of property, plant and equipment	1	150
Purchase of intangible assets	(163)	—
Purchase of long-term investments	(44)	(230)
Sale of businesses, net of cash sold	—	1,928

Net cash used in investing activities	(23,824)	(7,718)

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2011	2010
	$’000s
Cash flows from financing activities
Repayments of short-term and long-term debt	—	(78,072)
Dividend distributions to noncontrolling interest	(487)	—
Common shares issued under share based compensation plans	4,709	2,973
Tax effect of common shares exercised under share based compensation plans	4,135	1,181

Net cash provided by/(used in) financing activities	8,357	(73,918)
Change in cash and cash equivalents	39,150	(6,826)
Effect of exchange rate change on cash and cash equivalents	9,219	(11,833)
Cash and cash equivalents at beginning of period	251,767	181,098

Cash and cash equivalents at end of period	$300,136	$162,439

Supplemental information
Interest paid	$2,050	$10,381
Interest capitalized	277	242
Income taxes paid	24,798	18,478
Sale of businesses, net of cash sold
Current assets	$—	$2,406
Non-current assets	—	550
Current liabilities	—	(867)
Non-current liabilities	—	(161)

	$—	$1,928

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. General

The Company and its Operations

Sirona Dental Systems, Inc. (“Sirona,” the “Company,” “we,” “us,” and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries and their predecessors) is the leading manufacturer of high-quality, technologically advanced dental equipment, and is focused on developing, manufacturing and marketing innovative systems and solutions for dentists around the world. We offer a broad range of products across all major segments of the dental technology market including CEREC and our other CAD/CAM systems, digital intra oral and 2D and 3D panoramic imaging systems, treatment centers and instruments. The Company acquired Schick Technologies, Inc. (“Schick”) in 2006, in a transaction accounted for as a reverse acquisition (the “Exchange”), further expanding our global presence and product offerings and strengthening our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 130 years. The Company’s headquarters are located in Long Island City, New York with its primary facility located in Bensheim, Germany, as well as other support, manufacturing, assembling, and sales and service facilities located around the globe.

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

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of March 31, 2011, and the results of operations and cash flows for the six months ended March 31, 2011 and 2010, respectively, as applicable to interim periods have been made. The results of operations for the six months ended March 31, 2011 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

2. Recently Issued Accounting Pronouncements

Adopted

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for multiple-deliverable revenue arrangements (ASU 2009-13, Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force). This new guidance establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term “fair value” in the revenue allocation with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, replaces the “residual

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

method” of allocation with the “relative selling-price method”, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables applying this method, including proportional allocation of any discounts to each deliverable.

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

3. Employee Share-Based Compensation

Stock compensation expense under the Company’s stock option plans amounted to $2,568 and $4,479 for the three and six months ended March 31, 2011, respectively, and $4,109 and $8,048 for the three and six months ended March 31, 2010, respectively. These expenses include the effect of previous stock options, restricted stock unit (“RSU”) grants, and performance-based stock unit (“PSU”) grants.

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

The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, and RSU’s to employees, directors, and consultants and received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. As of March 31, 2011, 1,393,934 shares were available for future grant under the 2006 Plan.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Comprehensive Income/(Loss) and Change in Equity

	Three months ended March 31,			Six months ended March 31,
	Changes in Equity attributable to			Changes in Equity attributable to
	Sirona Dental Systems, Inc.	Noncontrolling Interests	Total Change in Equity for the Period	Sirona Dental Systems, Inc.	Noncontrolling Interests	Total Change in Equity for the Period
	$’000s			$’000s
As of March 31, 2011
Comprehensive Income:
Net Income	$29,312	$428	$29,740	$71,704	$979	$72,683
Other Comprehensive Income
Cumulative translation adjustments	39,920	97	40,017	28,029	142	28,171
Unrecognized elements of pension cost, net of tax	(40)	—	(40)	(80)	—	(80)

Total Other Comprehensive Income	39,880	97	39,977	27,949	142	28,091

Total Comprehensive Income	69,192	525	69,717	99,653	1,121	100,774

Transactions with shareholders:
Stock-based compensation activities	8,599	—	8,599	12,612	—	12,612
Dividend distribution to noncontrolling interest	—	(487)	(487)	—	(487)	(487)

Total transactions with shareholders	8,599	(487)	8,112	12,612	(487)	12,125

Total Change in Equity for the period	$77,791	$38	$77,829	$112,265	$634	$112,899

	Three months ended March 31,			Six months ended March 31,
	Changes in Equity attributable to			Changes in Equity attributable to
	Sirona Dental Systems, Inc.	Noncontrolling Interests	Total Change in Equity for the Period	Sirona Dental Systems, Inc.	Noncontrolling Interests	Total Change in Equity for the Period
	$’000s			$’000s
As of March 31, 2010
Comprehensive Income/(Loss):
Net Income	$17,539	$656	$18,195	$48,714	1,131	$49,845
Other Comprehensive Income/(Loss)
Cumulative translation adjustments	(38,668)	(26)	(38,694)	(49,448)	(18)	(49,466)
Unrecognized elements of pension cost, net of tax	(77)	—	(77)	(164)	—	(164)

Total Other Comprehensive Loss	(38,745)	(26)	(38,771)	(49,612)	(18)	(49,630)

Total Comprehensive Income/(Loss)	(21,206)	630	(20,576)	(898)	1,113	215

Transactions with shareholders:
Stock-based compensation activities	3,573	—	3,573	9,364	—	9,364
Purchase of shares from noncontrolling interest	(818)	(498)	(1,316)	(818)	(498)	(1,316)

Total transactions with shareholders	2,755	(498)	2,257	8,546	(498)	8,048

Total Change in Equity for the period	$(18,451)	$132	$(18,319)	$7,648	615	$8,263

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Inventories, net

	March 31,	September 30,
	2011	2010
	$’000s
Finished goods	$56,683	$51,102
Work in progress	16,442	12,646
Raw materials	32,456	23,342

	105,581	87,090
Inventory reserve	(15,092)	(13,063)

	$90,489	$74,027

6. Intangible Assets and Goodwill

	Gross	Accumulated amortization	Net
	$’000s
As of March 31, 2011
Patents & Licenses	$147,112	$71,586	$75,526
Trademarks	136,183	478	135,705
Technologies and dealer relationships	464,289	329,103	135,186
Prepayments for intangible assets	78	—	78

	747,662	401,167	346,495
Goodwill	677,610	—	677,610

Total intangible assets	$1,425,272	$401,167	$1,024,105

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2010
Patents & Licenses	$150,706	$71,965	$78,741
Trademarks	131,908	428	131,480
Technologies and dealer relationships	451,333	298,910	152,423
Prepayments for intangible assets	78	—	78

	734,025	371,303	362,722
Goodwill	656,465	—	656,465

Total intangible assets	$1,390,490	$371,303	$1,019,187

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The change in the value of goodwill and of intangible assets from September 30, 2010 to March 31, 2011 is mainly attributable to foreign currency fluctuations, with an increase of $21,871 in goodwill and $10,603 in intangible assets. Goodwill has been reduced by $706 as a result of tax benefits received subsequent to the Exchange for options that were vested and included in the determination of purchase price at the time of that acquisition.

7. Short-Term Debt and Current Portion of Long-Term Debt

The components of short-term debt are as follows:

	March 31, 2011	September 30, 2010
	$’000s
Senior Term Loans (Tranches A1/A2, variable rate repayable in November 2011)	$378,408	$—
Accrued interest on long-term debt	—	319
Other short-term debt	3,815	2,616

	$382,223	$2,935

8. Long-Term Debt

The components of long-term debt are as follows:

	March 31, 2011	September 30, 2010
	$’000s
Bank loans:
Senior term loan, Tranche A1, variable rate repayable in November 2011	$—	$105,063
Senior term loan, Tranche A2, variable rate repayable in November 2011	—	263,057

	—	368,120
Less current portion	—	319

	$—	$367,801

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

9. Income Taxes

For the first six months of fiscal year 2011, an estimated effective tax rate of 22% has been applied, compared to an estimated effective tax rate of 20% for the first six months of fiscal year 2010 and an effective tax rate for fiscal year 2010 of 20.6%.

The Company’s effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns, tax planning initiatives, tax characteristics of income, as well as the timing and deductibility of expenses for tax purposes. The Company’s effective tax rate differs from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings outside of the United States. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

With limited exception, the Company and its subsidiaries are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by taxing authorities for tax returns filed with respect to periods prior to fiscal year 2005.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. Income per Share

The computation of basic and diluted income per share is as follows:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
	$’000s (except for share amounts)		$’000s (except for share amounts)
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$29,312	$17,539	$71,704	$48,714

Weighted average shares outstanding - basic	55,529,619	55,122,944	55,432,272	55,044,832
Dilutive effect of stock-based compensation	1,691,544	1,487,167	1,624,333	1,445,731

Weighted average shares outstanding - diluted	57,221,163	56,610,111	57,056,605	56,490,563

Net income per share
Basic	$0.53	$0.32	$1.29	$0.88

Diluted	$0.51	$0.31	$1.26	$0.86

Stock options to acquire 80,250 shares of Sirona’s common stock that were granted in connection with the Company’s stock option plans were not included in the computation of diluted earnings per share for the three months ended March 31, 2010 because the options’ underlying exercise prices were greater than the average market price of Sirona’s common stock for the period. There were no out of the money options for the three and six months ended March 31, 2011.

11. Product warranty

The following table provides the changes in the product warranty accrual for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
	$’000s		$’000s
Balance at beginning of the period	$8,458	$12,083	$8,972	$11,506
Accruals for warranties issued during the period	4,928	4,828	9,032	11,549
Warranty settlements made during the period	(5,256)	(4,570)	(9,726)	(10,512)
Translation adjustment	424	(715)	276	(917)

Balance at end of the period	$8,554	$11,626	$8,554	$11,626

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
	$’000s		$’000s
Service cost, net	$65	$65	$129	$135
Interest cost	608	635	1,213	1,312
Amortization of actuarial gains	(40)	(112)	(80)	(233)

Net periodic benefit cost	$633	$588	$1,262	$1,214

13. Net Other Operating Income

Net other operating income for the three and six months ended March 31, 2011 and 2010 was $5.0 million and $5.9 million, respectively. In both periods, net other operating income included $2.5 million (three months) and $5.0 million (six months) of income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. In the three and six months ended March 31, 2010, net other operating income included a gain from the sale of a subsidiary in Italy of $0.9 million.

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

As of March 31, 2011, these contracts had notional amounts totaling $ 40.5 million. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at March 31, 2011 is described in Note 15 Fair Value Measurements.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The location and amount of gains and losses from the fair value changes of derivative instruments reported in our condensed consolidated statement of income were as follows:

		For the three months ended March 31,		For the six months ended March 31,
		2011	2010	2011	2010
Derivatives Not Designated as Hedging Instruments	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
		$’000s		$’000s
Interest rate swap contracts	Gain on derivative instruments, net	$—	$(2,937)	$—	(6,364)
Foreign exchange contracts	(Gain)/Loss on derivative instruments, net	(1,554)	1,225	81	3,629

Total		$(1,554)	$(1,712)	$81	(2,735)

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and September 30, 2010:

	March 31, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$175,218	$—	$—	$175,218
Derivative Assets	—	1,552	—	1,552
Liabilities
Derivative Liabilities	$—	$(88)	$—	$(88)

Total	$175,218	$1,464	$—

	September 30, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$141,981	$—	$—	$141,981
Derivative Assets	—	2,015	—	2,015
Liabilities
Derivative Liabilities	$—	$(563)	$—	$(563)

Total	$141,981	$1,452	$—

In the Company’s March 31, 2011 and September 30, 2010 Condensed Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

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

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
	$’000s		$’000s
Revenue External
Dental CAD/CAM Systems	$77,010	$66,306	$160,384	$140,122
Imaging Systems	72,285	59,535	148,550	130,516
Treatment Centers	41,199	39,857	90,962	83,708
Instruments	23,890	24,196	49,967	50,253

Total	214,384	189,894	449,863	404,599

Electronic center and corporate	353	242	520	360

Total	$214,737	$190,136	$450,383	$404,959

Revenue Internal
Dental CAD/CAM Systems	$—	$—	$—	$—
Imaging Systems	3	11	8	15
Treatment Centers	13	8	17	16
Instruments	2,508	2,485	5,216	4,843
Intercompany elimination	(2,524)	(2,504)	(5,241)	(4,874)

Total	—	—	—	—

Electronic center and corporate	6,327	5,294	12,229	10,431
Intercompany elimination	(6,327)	(5,294)	(12,229)	(10,431)

Total	$—	$—	$—	$—

Revenue Total
Dental CAD/CAM Systems	$77,010	$66,306	$160,384	$140,122
Imaging Systems	72,288	59,546	148,558	130,531
Treatment Centers	41,212	39,865	90,979	83,724
Instruments	26,399	26,681	55,183	55,096

Total	216,909	192,398	455,104	409,473

Electronic center and corporate	6,680	5,536	12,749	10,791

Total	$223,589	$197,934	$467,853	$420,264

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Segment performance measure
Dental CAD/CAM Systems	$55,159	$47,498	$114,195	$98,434
Imaging Systems	42,353	35,878	88,487	79,176
Treatment Centers	16,426	16,516	38,473	34,676
Instruments	12,011	11,114	24,723	23,423

Total	125,949	111,006	265,878	235,709

Electronic center and corporate	2,682	2,760	5,097	5,186

Total	$128,631	$113,766	$270,975	$240,895

Depreciation and amortization expense
Dental CAD/CAM Systems	$1,937	$1,403	$3,734	$2,814
Imaging Systems	1,503	1,257	2,871	2,635
Treatment Centers	1,683	1,608	3,202	3,327
Instruments	807	802	1,570	1,708

Total	5,930	5,070	11,377	10,484

Electronic center and corporate	288	936	568	1,167

Total	$6,218	$6,006	$11,945	$11,651

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the six months ended March 31, 2011 and 2010 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
	$’000s		$’000s
Revenue
Total segments (external)	$214,384	$189,894	$449,863	$404,599
Electronic center and corporate	353	242	520	360

Consolidated revenue	214,737	190,136	450,383	404,959
Depreciation and amortization
Total segments	5,930	5,070	11,377	10,484
Differences management reporting vs. US GAAP, electronic center and corporate	13,820	15,715	27,580	32,105

Consolidated depreciation and amortization	19,750	20,785	38,957	42,589
Segment performance measure
Total segments	125,949	111,006	265,878	235,709
Differences management reporting vs. US GAAP, electronic center and corporate	(10,260)	(11,673)	(19,775)	(24,006)

Consolidated gross profit	115,689	99,333	246,103	211,703
Selling, general and administrative expense	70,581	60,354	133,904	120,206
Research and development	14,145	11,690	27,655	23,155
Provision for doubtful accounts and notes receivable	(47)	72	21	136
Net other operating income	(2,500)	(3,408)	(5,000)	(5,908)
Foreign currency transaction (gain)/loss, net	(4,336)	5,049	(5,097)	4,416
(Gain)/loss on derivative instruments	(1,554)	(1,712)	81	(2,735)
Interest expense, net	929	4,141	1,879	9,343
Other expense/(income)	343	404	(523)	784

Income before taxes	$38,128	$22,743	$93,183	$62,306

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

In March 2011, Luxco sold 4,500,000 shares pursuant to an underwritten follow-on public offering. The Company incurred $0.3 million of costs pursuant to the terms of a registration rights agreement.

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

Sirona has a long tradition of innovation in the dental industry. The Company introduced the first dental electric drill approximately 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (“CAD/CAM”) system 25 years ago, and numerous other significant innovations in dentistry. Sirona continues to make significant investments in research and development, and its track record of innovative and profitable new products continues today with numerous product launches including: the SINIUS treatment center (launched in March 2011), the Orthophos XG3D (launched in October 2010), the inEOS Blue (launched in January 2010), the Galileos and CEREC combination (launched in September 2009), the CEREC AC unit (launched in January 2009), the Galileos Compact 3D imaging system (launched in July 2008), the TENEO treatment center (launched in July 2008) and the CAD/CAM milling unit MC XL (launched in fiscal year 2007).

Sirona manages its business on both a product and geographic basis and has four segments: Dental CAD/CAM Systems, Imaging Systems, Treatment Centers, and Instruments. Sirona has the broadest product portfolio in the industry, and is capable of fully outfitting and integrating a dental practice. Products from each category are marketed in all geographical sales regions.

The Company’s business has grown substantially over the past five years, driven by numerous high-tech product introductions, a continued expansion of its global sales and service infrastructure, strong relationships with key distribution partners, namely Patterson and Henry Schein, and an international dealer network. Patterson and Henry Schein accounted for 28% and 18%, respectively, of Sirona’s global revenues for the six months ended March 31, 2011.

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

The positive trends from fiscal year 2010 strengthened during the first six months of fiscal year 2011. This development is driven by robust demand for our technologically advanced product portfolio, continued investment in our global sales and service infrastructure, and new product developments. Revenues were particularly strong in international markets during the first half of fiscal year 2011, up 21.2% on a constant currency basis. Our net income benefited from strong sales growth, margin expansion, and debt reduction. The biennial International Dental Show (“IDS”) in Cologne at the end of March 2011 was encouraging, and we expect to benefit from the strong interest in our product portfolio going forward.

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

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currencies vary depending on the country of operation. For the six months ended March 31, 2011, approximately 47% of Sirona’s revenue and approximately 71% of its expenses were in Euro. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2009 and March 31, 2011, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $1.1919 to a high of $1.5121. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of March 31, 2011, these contracts had notional amounts totaling $40.5 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information above and under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. The average exchange rate for the six months ended March 31, 2011, was $1.36368 and varied from $1.40040 to $1.32171. For the three and six months ended March 31, 2010, an average quarterly exchange rate converting Euro denominated revenues into U.S. Dollars of $1.38559 and $1.43182, respectively, was applied.

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

Effective Tax Rate

The Company’s effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns, tax planning initiatives, tax characteristics of income, as well as the timing and deductibility of expenses for tax purposes. The Company’s effective tax rate differs from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings outside of the United States. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

Revenue for the three months ended March 31, 2011 was $214.7 million, an increase of $24.6 million, or 12.9%, as compared with the three months ended March 31, 2010. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 14.0%. By segment, Imaging Systems increased 21.4% (up 22.2% on a constant currency basis), CAD/CAM Systems increased 16.1% (up 17.0% on a constant currency basis), Treatment Centers increased 3.4% (up 4.8% on a constant currency basis), and Instruments decreased 1.3% (flat on a constant currency basis).

We were able to grow our revenues due to solid demand for our innovative products, and we continue to benefit from our global sales and service infrastructure. Our products enable dental professionals to improve their clinical results and to increase the profitability of their practices. Our presence at the IDS at the end of March 2011 demonstrated our innovative strength and the breadth of our products.

Imaging Systems revenues showed a strong increase driven by robust demand, particularly for our Orthophos product line. Growth was strong in Europe, led by Germany. CAD/CAM Systems revenues benefited from robust growth in many international markets. Treatment Center revenue was driven by larger volume projects in the economy product line in non-EU international markets, particularly the Middle East, China, and Russia. Instrument revenues were flat year over year with good unit sales growth, leading to gross profit margin improvement, due to positive economies of scale effects.

Revenue in the U.S. for the three months ended March 31, 2011 was up 2.9% compared to the prior year period. Revenue growth was mainly driven by the CAD/CAM Systems segment. Revenue outside the U.S. increased by 17.5%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 19.0%. Revenue growth was particularly strong in Europe, led by Germany, as well as in Asia-Pacific, Russia, and the Middle East.

Revenue growth on a constant currency basis was mainly volume driven.

Cost of Sales

Cost of sales for the three months ended March 31, 2011 was $99.0 million, an increase of $8.2 million, or 9.1%, as compared with the three months ended March 31, 2010. Gross profit as a percentage of revenue was 53.9% compared to 52.2% in the prior year period. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $12.5 million as well as non-cash share-based compensation expense of $0.04 million for the three months ended March 31, 2011 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $14.2 million and non-cash share-based compensation expense of $0.03 million for the three months ended March 31, 2010. Excluding these amounts, cost of sales as a percentage of revenue was 40.3% for the three months ended March 31, 2011 compared with 40.2% for the three months ended March 31, 2010, and therefore gross profit as a percentage of revenue was 59.7%, unchanged from the prior year period.

Selling, General and Administrative

For the three months ended March 31, 2011, SG&A expense was $70.6 million, an increase of $10.2 million, or 16.9%, as compared with the three months ended March 31, 2010. The increase in SG&A expense is mainly driven by expenses in connection with the biennial IDS, product launch expenses, increased revenues, as well as investments in sales and service infrastructure in international markets. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $0.7 million as well as non-cash share-based compensation expense in the amount of $2.5 million for the three months ended March 31, 2011, compared with $0.8 million and $4.0 million, respectively, for the three months ended March 31, 2010. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 31.4% for the three months ended March 31, 2011, as compared with 29.2% for the three months ended March 31, 2010.

Research and Development

R&D expense for the three months ended March 31, 2011, was $14.1 million, an increase of $2.5 million, or 21.0%, as compared with the three months ended March 31, 2010. The increase of R&D expense was primarily driven by the timing of new product launches.

R&D expense included non-cash share-based compensation expense in the amount of $0.04 million for the three months ended March 31, 2011, compared with $0.1 million for the three months ended March 31, 2010. Excluding this amount, as a percentage of revenue, R&D expense increased to 6.6% for the three months ended March 31, 2011, compared to 6.1% for the three months ended March 31, 2010.

Net Other Operating Income

Net other operating income for the three months ended March 31, 2011 and 2010 was $2.5 million and $3.4 million, respectively. In both periods, net other operating income included $2.5 million of income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. In the three months ended March 31, 2010, net other operating income included a gain from the sale of a subsidiary in Italy of $0.9 million.

(Gain)/Loss on Foreign Currency Transactions

Gain on foreign currency transactions for the three months ended March 31, 2011 amounted to $4.3 million compared to a loss of $5.0 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, the gain included an unrealized non-cash foreign currency gain of $3.9 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment and an unrealized non-cash foreign currency gain on the U.S. Dollar denominated short term intra-group loans to our Austrian entity of $4.3 million. Excluding these amounts, foreign currency transactions for the three months ended March 31, 2011 resulted in a loss of $3.9 million.

The loss for the three months ended March 31, 2010 included an unrealized non-cash foreign currency loss of $5.1 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash unrealized foreign currency loss on the U.S. Dollar denominated short term intra-group loans to our Austrian entity of $4.4 million. Excluding these amounts, foreign currency transactions for the three months ended March 31, 2010 resulted in a gain of $4.5 million.

Gain on Derivative Instruments

The gain on derivative instruments for the three months ended March 31, 2011, amounted to $1.6 million compared to a gain of $1.7 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, the gain included an unrealized non-cash gain on foreign currency hedges of $1.6 million. The gain for the three months ended March 31, 2010, included an unrealized non-cash gain of $2.9 million on interest swaps, as well as a non-cash loss on foreign currency hedges of $1.2 million.

Interest Expense

Net interest expense for the three months ended March 31, 2011, was $0.9 million, compared to $4.1 million for the three months ended March 31, 2010. This decrease resulted from lower interest rates and lower overall debt levels.

Income Tax Provision

For the three months ended March 31, 2011 and 2010, Sirona recorded a profit before income taxes of $38.1 million and $22.7 million, respectively. The estimated effective tax rate applied for these periods was 22% and 20%, respectively, compared to an actual effective tax rate of 20.6% in fiscal year 2010. The income tax provision for the three months ended March 31, 2011 and 2010, was $8.4 million and $4.5 million, respectively. The estimated effective tax rate is primarily driven by the expected mix of earnings across different countries.

Net Income

Net income for the three months ended March 31, 2011 was $29.7 million, an increase of $11.5 million, as compared with the three months ended March 31, 2010. Major influencing factors on net income were the increase in revenues, lower interest and debt levels, and the lower amortization of assets acquired in past business combinations, partially offset by the increase in operating expenses and a higher estimated effective tax rate. Net income for the three months ended March 31, 2011 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction - deal related amortization and depreciation) of $13.2 million ($10.3 million net of tax), unrealized, non-cash foreign currency gain on the deferred income from the Patterson exclusivity payment of $3.9 million ($3.0 million net of tax), and gain on the revaluation of short-term intra-group loans of $4.3 million ($3.4 million net of tax).

Sirona’s net income for the three months ended March 31, 2010 included deal related amortization and depreciation of assets acquired in past business combinations of $15.1 million ($12.1 million net of tax), currency revaluation losses on the Patterson exclusivity payment of $5.1 million ($4.1 million after tax), and a loss on the revaluation of short-term intra-group loans of $4.4 million ($3.5 million net of tax).

Share-based compensation expense was $2.6 million ($2.0 million net of tax) in the second quarter of 2011 compared to $4.1 million ($3.3 million net of tax) in the prior year period.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

Revenue

Revenue for the six months ended March 31, 2011 was $450.4 million, an increase of $45.4 million, or 11.2%, as compared with the six months ended March 31, 2010. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 14.9%. By segment, CAD/CAM Systems increased 14.5% (up 17.6% on a constant currency basis), Imaging Systems increased 13.8% (up 16.3% on a constant currency basis), Treatment Centers increased 8.6% (up 14.0% on a constant currency basis), and Instruments decreased 0.5% (up 4.3% on a constant currency basis).

We were able to grow our revenues in all segments due to solid demand for our innovative products, and we continue to benefit from our global sales and service infrastructure. Our products enable dental professionals to improve their clinical results and to increase the profitability of their practices.

CAD/CAM Systems revenues were particularly strong in Europe and benefited from a trade-up program in Germany. The increase in Imaging Systems revenues showed in all regions and was driven by strong interest in our 2D and 3D panoramic systems. Treatment Center revenues showed a strong increase in all product lines. Growth was particularly driven by our European and Asia-Pacific markets. Instrument revenues were up, benefiting from high-volume projects in several international markets.

Revenue in the U.S. for the six months ended March 31, 2011 was up 1.8% compared to the prior year period. Revenue outside the U.S. increased by 15.5%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 21.2%. Revenue growth was particularly strong in Europe, led by Germany, as well as in the Asia-Pacific and Middle East markets.

Revenue growth on a constant currency basis was mainly volume driven.

Cost of Sales

Cost of sales for the six months ended March 31, 2011 was $204.3 million, a increase of $11.0 million, or 5.7%, as compared with the six months ended March 31, 2010. Gross profit as a percentage of revenue was 54.6% compared to 52.3% in the prior year period. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $24.9 million as well as non-cash share-based compensation expense of $0.1 million for the six months ended March 31, 2011 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $29.2 million and non-cash share-based compensation expense of $0.1 million for the six months ended March 31, 2010. Excluding these amounts, cost of sales as a percentage of revenue was 39.8% for the six months ended March 31, 2011 compared with 40.5% for the six months ended March 31, 2010, and therefore gross profit as a percentage of revenue was 60.2% compared to 59.5% in the prior year period. The expansion in the gross profit margin was mainly due to product and regional mix and showed in all segments, except for a slight decrease in the Imaging segment.

Selling, General and Administrative

For the six months ended March 31, 2011, SG&A expense was $133.9 million, a increase of $13.7 million, or 11.4%, as compared with the six months ended March 31, 2010. The increase in the absolute SG&A expense is mainly driven by increased revenues, investments in sales and service infrastructure in international markets, as well as expenses in connection with the biennial IDS. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $1.3 million as well as non-cash share-based compensation expense in the amount of $4.3 million for the six months ended March 31, 2011, compared with $1.7 million and $7.9 million, respectively, for the six months ended March 31, 2010. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 28.4% for the six months ended March 31, 2011, as compared with 27.3% for the six months ended March 31, 2010.

Research and Development

R&D expense for the six months ended March 31, 2011, was $27.7 million, an increase of $4.5 million, or 19.4%, as compared with the six months ended March 31, 2010. The increase of R&D expense was primarily driven by the timing of new product launches, partially in connection with the IDS.

R&D expense included non-cash share-based compensation expense in the amount of $0.1 million for the six months ended March 31, 2011, compared with $0.1 million for the six months ended March 31, 2010. Excluding this amount, as a percentage of revenue, R&D expense increased to 6.1% for the six months ended March 31, 2011, compared to 5.7% for the six months ended March 31, 2010.

Net Other Operating Income

Net other operating income for the six months ended March 31, 2011 and 2010 was $5.0 million and $5.9 million, respectively. In both periods, net other operating income included $5.0 million of income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. For the three and six months ended March 31, 2010, net other operating income included a gain from the sale of a subsidiary in Italy of $0.9 million.

(Gain)/Loss on Foreign Currency Transactions

Gain on foreign currency transactions for the six months ended March 31, 2011 amounted to $5.1 million compared to a loss of $4.4 million for the six months ended March 31, 2010. For the six months ended March 31, 2011, the gain included an unrealized non-cash foreign currency gain of $2.5 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment and an unrealized non-cash foreign currency gain on the U.S. Dollar denominated short term intra-group loans to our Austrian entity of $3.0 million. Excluding these amounts, foreign currency transactions for the six months ended March 31, 2011 resulted in a loss of $0.4 million.

The loss for the six months ended March 31, 2010 included an unrealized non-cash foreign currency loss of $6.5 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash unrealized foreign currency loss on the U.S. Dollar denominated short term intra-group loans to our Austrian entity of $5.7 million. Excluding these amounts, foreign currency transactions for the six months ended March 31, 2010 resulted in a gain of $7.8 million.

Loss/(Gain) on Derivative Instruments

The loss on derivative instruments for the six months ended March 31, 2011, amounted to $0.1 million compared to a gain of $2.7 million for the six months ended March 31, 2010. For the six months ended March 31, 2011, the loss included an unrealized non-cash loss on foreign currency hedges of $0.1 million. The gain for the six months ended March 31, 2010, included an unrealized non-cash gain of $6.3 million on interest swaps, as well as a non-cash loss on foreign currency hedges of $3.6 million.

Interest Expense

Net interest expense for the six months ended March 31, 2011, was $1.9 million, compared to $9.3 million for the six months ended March 31, 2010. This decrease resulted from lower interest rates and lower overall debt levels.

Income Tax Provision

For the six months ended March 31, 2011 and 2010, Sirona recorded a profit before income taxes of $93.2 million and $62.3 million, respectively. The estimated effective tax rate applied for these periods was 22% and 20%, respectively, compared to an actual effective tax rate of 20.6% in fiscal year 2010. The income tax provision for the six months ended March 31, 2011 and 2010, was $20.5 and $12.5 million, respectively. The estimated effective tax rate is primarily driven by the expected mix of earnings across different countries.

Net Income

Net income for the six months ended March 31, 2011 was $72.7 million, an increase of $22.8 million, as compared with the six months ended March 31, 2010. Major influencing factors on net income were the increase in revenues, lower interest and debt levels, and the lower amortization of assets acquired in past business combinations, partially offset by the increase in operating expenses and a higher estimated effective tax rate. Net income for the six months ended March 31, 2011 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction - deal related amortization and depreciation) of $26.3 million ($20.5 million net of tax), unrealized, non-cash foreign currency gain on the deferred income from the Patterson exclusivity payment of $2.5 million ($1.9 million net of tax), and gain on the revaluation of short-term intra-group loans of $3.0 million ($2.3 million net of tax).

Sirona’s net income for the six months ended March 31, 2010 included deal related amortization and depreciation of assets acquired in past business combinations of $31.1 million ($24.9 million net of tax), currency revaluation losses on the Patterson exclusivity payment of $6.5 million ($5.2 million after tax), a gain on interest swaps of $6.3 million ($5.0 million net of tax), and a loss on the revaluation of short-term intra-group loans of $5.7 million ($4.6 million net of tax).

Share-based compensation expense was $4.5 million ($3.5 million net of tax) in the first six months of fiscal year 2011 compared to $8.0 million ($6.4 million net of tax) in the prior year period.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to consolidated adjusted EBITDA (“Consolidated Adjusted EBITDA”) of no more than 2.50 to 1, and a cash interest coverage ratio (“Cash Interest Cover Ratio”) of consolidated adjusted EBITDA to cash interest costs of 4.00 to 1 or greater. The Company is required to test its ratios as of September 30 and March 31. As calculated in accordance with the Senior Facilities Agreement, the following table presents the Company’s actual Debt Cover Ratio and Cash Interest Cover Ratio, and their respective components, for required testing periods in fiscal years 2011 and 2010:

	LTM March 31 2011	Year Ended September 30 2010	LTM March 31 2010
	$’000s
Consolidated Total Net Debt	$82.3	$119.2	$205.2
Cash Interest Costs	$4.4	$6.9	$11.1
Consolidated Adjusted EBITDA	$232.5	$233.7	$248.1
Debt Cover Ratio	0.35	0.51	0.83
as set by covenants (less than or equal to)	2.50	2.50	2.50
Cash Interest Cover Ratio	53.44	33.93	22.39
as set by covenants (greater than or equal to)	4.00	4.00	4.00

Cash Flows

	Six months ended March 31,
	2011	2010
	$’000s
Net cash provided by operating activities	$54,617	$74,810
Net cash used in investing activities	(23,824)	(7,718)
Net cash provided by/(used in) financing activities	8,357	(73,918)

Increase in cash during the period	$39,150	$(6,826)

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $54.6 million for the six months ended March 31, 2011 compared to $74.8 million for the six months ended March 31, 2010. The primary contributing factor to the decrease in cash provided by operating cash flows in the six months ended March 31, 2011 was an increase in working capital driven by the overall increase in business, which was strongest at the end of the quarter, as well as the expansion of our global sales and service infrastructure.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions and long-lived asset disposals. The primary contributors to the investing cash outflow in the six months ended March 31, 2011 were capital expenditures in the course of normal operating activities as well as construction of the Center of Innovation in Bensheim, Germany. For the six months ended March 31, 2010, net cash used in investing activities represented capital expenditures in the course of normal operating activities, partly offset by proceeds from the sale of a subsidiary in Italy.

Net Cash Provided by / (Used in) Financing Activities

Net cash provided by financing activities was $8.4 million for the six months ended March 31, 2011, compared to net cash used in financing activities of $73.9 million for the six months ended March 31, 2010. Net cash provided by financing activities in the six months ended March 31, 2011 results from proceeds and tax-related benefits from exercises of options previously granted in the Company’s stock-based compensation activities. Net cash used in financing activities in the six months ended March 31, 2010 primarily relates to the early repayment of senior debt that was originally due in November 2010 eight months ahead of schedule, partly offset by proceeds and tax-related benefits of exercises of options previously granted in the Company’s stock-based compensation activities.

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

Debt issuance costs of $5.6 million were incurred in relation to the new financing and were capitalized as deferred charges.

Other Financial Data

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
	$’000s		$’000s
Net income attributable to Sirona Dental Systems, Inc.	$29,312	$17,539	$71,704	$48,714
Net interest expense	929	4,141	1,879	9,343
Provision for income taxes	8,388	4,548	20,500	12,461
Depreciation	6,218	5,307	11,945	10,929
Amortization	13,532	15,503	27,012	31,660

EBITDA	$58,379	$47,038	$133,040	$113,107

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

Supplemental Information

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
	$’000s		$’000s
Share-based compensation	$2,568	$4,109	$4,479	$8,048
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of the $-denominated exclusivity fee	(3,878)	5,099	(2,470)	6,451
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of short-term intra-group loans	(4,347)	4,404	(3,001)	5,671

	$(5,657)	$13,612	$(992)	$20,170

Recent Accounting Pronouncements Not Yet Adopted

Please see Note 2 to the unaudited condensed consolidated financial statements for any discussions of recently issued accounting pronouncements that have not yet been adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk as reported under Part II, Item 7A in its Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2011. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2011, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2010, except as follows:

The earthquake and tsunami in Japan may affect the supply of certain components for our devices.

As a result of the recent earthquake and tsunami as well as their aftermath in Japan, the lead time for certain components for our devices may increase and thus adversely affect our operations and financial results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title

10.1#	Amendment to Consolidated and Restated Amendment to Distributorship Agreement, dated as of May 3, 2011, between Patterson Companies, Inc. and Sirona Dental Systems GmbH.

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	A request for confidentiality has been filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission as required by Rule 24b-2 promulgated under the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011

Sirona Dental Systems, Inc.

By:	/s/ SIMONE BLANK
Simone Blank, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly authorized signatory)