Form 10-Q
period 2011-06-30
SIRONA DENTAL SYSTEMS, INC.
filed 2011-08-05
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

For the quarterly period ended June 30, 2011

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission file number 000-22673

Sirona Dental Systems, Inc.

(Exact name of registrant as specified in charter)

Delaware	11-3374812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30—30 47th Avenue, Suite 500, Long Island City, New York	11101
(Address of principal executive offices)	(Zip Code)

(718) 482-2011

Registrant’s telephone number, including area code:

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

As of August 3, 2011, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 56,207,781.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2011

PART I FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Financial
	Statement	June 30,	September 30,
	Notes	2011	2010
		(unaudited)
		$’000s (except per share amounts)
ASSETS
Current assets
Cash and cash equivalents		$331,203	$251,767
Restricted cash		—	703
Accounts receivable, net of allowance for doubtful accounts of $1,615 and $1,681, respectively		116,476	82,952
Inventories, net	6	93,926	74,027
Deferred tax assets	10	22,213	20,570
Prepaid expenses and other current assets		15,009	24,139
Income tax receivable	10	9,065	3,533

Total current assets		587,892	457,691

Property, plant and equipment, net of accumulated depreciation and amortization of $113,944 and $90,713, respectively		127,287	102,686
Goodwill	7	694,551	656,465
Investments		2,419	2,317
Restricted cash		724	—
Intangible assets, net of accumulated amortization of $421,401 and $371,303, respectively	7	378,110	362,722
Other non-current assets		2,986	2,229
Deferred tax assets	10	4,758	8,827

Total assets		$1,798,727	$1,592,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$46,280	$42,737
Short-term debt and current portion of long-term debt	8	389,268	2,935
Income taxes payable	10	7,795	7,748
Deferred tax liabilities	10	964	1,456
Accrued liabilities and deferred income		95,135	105,209

Total current liabilities		539,442	160,085

Long-term debt	9	—	367,801
Deferred tax liabilities	10	149,403	138,190
Other non-current liabilities		16,776	6,556

The accompanying notes are an integral part of these financial statements.

Pension related provisions	13	57,070	52,672
Deferred income		52,500	60,000

Total liabilities		815,191	785,304

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		—	—
Common stock ($0.01 par value; 95,000,000 shares authorized;
56,235,504 shares issued and 56,207,781 shares outstanding at Jun. 30, 2011, and 55,333,304 shares issued and 55,305,581 shares outstanding at Sept. 30, 2010)		562	553
Additional paid-in capital		677,649	652,698
Treasury stock (27,723 shares at cost)		(284)	(284)
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		289,881	181,846
Accumulated other comprehensive income	5	61,266	19,701

Total Sirona Dental Systems, Inc. shareholders’ equity		979,971	805,411

Noncontrolling interests		3,565	2,222

Total shareholders’ equity		983,536	807,633

Total liabilities and shareholders’ equity		$1,798,727	$1,592,937

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Financial	Three months ended		Nine months ended
	Statement	June 30,		June 30,
	Notes	2011	2010	2011	2010
		$’000s (except per share amounts)		$’000s (except per share amounts)
Revenue		$244,686	$182,418	$695,069	$587,377
Cost of sales		117,854	88,243	322,134	281,499

Gross profit		126,832	94,175	372,935	305,878

Selling, general and administrative expense		68,540	54,994	202,444	175,200
Research and development		14,390	11,648	42,045	34,803
Provision for doubtful accounts and notes receivable		13	47	34	183
Net other operating income	14	(2,500)	(3,254)	(7,500)	(9,162)

Operating income		46,389	30,740	135,912	104,854
(Gain)/Loss on foreign currency transactions, net		(3,435)	6,003	(8,532)	10,419
Loss/(gain) on derivative instruments	15	1,081	2,598	1,162	(137)
Interest expense, net		984	857	2,863	10,200
Other expense/(income)		383	(9)	(140)	775

Income before taxes		47,376	21,291	140,559	83,597
Income tax provision	10	10,423	4,258	30,923	16,719

Net income		36,953	17,033	109,636	66,878
Less: Net income attributable to noncontrolling interests		622	456	1,601	1,587

Net income attributable to Sirona Dental Systems, Inc.		$36,331	$16,577	$108,035	$65,291

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):	11
- Basic		$0.65	$0.30	$1.94	$1.18
- Diluted		$0.63	$0.29	$1.89	$1.15
Weighted average shares—basic		55,992,911	55,227,417	55,619,151	55,105,687
Weighted average shares—diluted		57,577,513	56,739,364	57,246,485	56,587,308

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	June 30,
	2011	2010
	$’000s
Cash flows from operating activities
Net income	$109,636	$66,878

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	59,839	62,272
Loss on disposal of property, plant and equipment	—	37
Loss/(gain) on derivative instruments	1,162	(137)
(Gain)/loss on foreign currency transactions	(8,532)	10,419
Deferred income taxes	(9,143)	(16,169)
Amortization of debt issuance cost	895	760
Share-based compensation expense	7,241	11,828

Changes in assets and liabilities
Accounts receivable	(27,953)	(4,524)
Inventories	(13,801)	(5,948)
Prepaid expenses and other current assets	10,042	9
Restricted cash	20	134
Other non-current assets	(243)	26
Trade accounts payable	1,171	5,045
Accrued interest on long-term debt	—	(476)
Accrued liabilities and deferred income	(19,478)	(1,137)
Other non-current liabilities	712	(500)
Income taxes receivable	(5,518)	2,675
Income taxes payable	(604)	4,804

Net cash provided by operating activities	105,446	135,996
Cash flows from investing activities
Investment in property, plant and equipment	(37,097)	(16,651)
Proceeds from sale of property, plant and equipment	—	408
Purchase of intangible assets	(247)	(216)
Purchase of long-term investments	(95)	(359)
Acquisition of business, net of cash acquired	(20,840)	—
Sale of business, net of cash sold	—	1,928

Net cash used in investing activities	(58,279)	(14,890)

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2011	2010
	$’000s
Cash flows from financing activities
Repayments of short-term and long-term debt	—	(78,072)
Purchase of shares from noncontrolling interest	—	(1,315)
Dividend distributions to noncontrolling interest	(487)	—
Common shares issued under share based compensation plans	10,365	3,433
Tax effect of common shares exercised under share based compensation plans	8,283	1,382

Net cash provided by/(used in) financing activities	18,161	(74,572)

Change in cash and cash equivalents	65,328	46,534
Effect of exchange rate change on cash and cash equivalents	14,108	(27,474)
Cash and cash equivalents at beginning of period	251,767	181,098

Cash and cash equivalents at end of period	$331,203	$200,158

Supplemental information
Interest paid	$3,114	$10,971
Interest capitalized	376	396
Income taxes paid	37,291	26,635

Acquisition of business
Current assets	$201	$—
Non-current assets	47,277	—
Current liabilities	(269)	—
Non-current liabilities	(16,156)	—

	$31,053	$—
Cash paid	(20,898)	—

Fair value of liabilities incurred	$10,155	$—

Sale of business, net of cash sold
Current assets	$—	$2,406
Non-current assets	—	550
Current liabilities	—	(867)
Non-current liabilities	—	(161)

	$—	$1,928

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

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of June 30, 2011, and the results of operations and cash flows for the nine months ended June 30, 2011 and 2010, respectively, as applicable to interim periods have been made. The results of operations for the nine months ended June 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Business acquisitions

The Company acquires businesses as well as partial interests in businesses. Acquired businesses are accounted for using the acquisition method of accounting which requires that all assets and liabilities are recorded at their respective fair values. Any excess of the purchase price over estimated fair values of net assets is recorded as goodwill. The assumptions made in determining fair value assigned to acquired assets and liabilities as well as asset lives can materially impact the results of operations.

The Company obtains information during due diligence and through other sources to arrive at respective fair values. Examples of factors and information that the Company uses to determine the fair values include: tangible and intangible asset evaluations and appraisals; evaluations of existing contingencies and liabilities; product line integration information; and information systems compatibilities. If the initial accounting for an acquisition is incomplete by the end of the quarter in which the acquisition occurred, the Company will record a provisional estimate in the financial statements. The provisional estimate will be finalized as soon as information becomes available but no later than one year from the acquisition date.

2. Recently Issued Accounting Pronouncements

Adopted

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for multiple-deliverable revenue arrangements (ASU 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force). This new guidance establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term “fair value” in the revenue allocation with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, replaces the “residual method” of allocation with the “relative selling-price method”, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables applying this method, including proportional allocation of any discounts to each deliverable.

In October 2009, the FASB also issued new accounting guidance for revenue arrangements that include both tangible products and software elements (ASU 2009-14, Certain Revenue Arrangements that Include Software Elements—a consensus of the FASB Emerging Issues Task Force). This new guidance removes from the scope of the software revenue recognition guidance in ASC 985-605, Software Revenue Recognition, those tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. In addition, this guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition guidance as well as provides further guidance on determining which software, if any, relating to the tangible product also would be excluded from the scope of software revenue recognition guidance.

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

VSOE—In most instances, products are sold separately in stand-alone arrangements. Services are also sold separately through renewals of contracts with varying periods. The Company determines VSOE based on its pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

ESP—The estimated selling price represents the price at which the Company would sell a product or service if it were sold on a stand-alone basis. When VSOE does not exist for all elements, the Company determines ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on its pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

After separating the elements into their specific units of accounting, total arrangement consideration is allocated to each unit of accounting according to the nature of the revenue as described above and application of the RSP method. Total recognized revenue is limited to the amount not contingent upon future transactions.

Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which clarifies certain principles or requirements for measuring fair value, including measuring the fair value of financial instruments that are managed within a portfolio and the application of premiums and discounts in a fair value measurement. In addition, ASU 2011-04 requires expanded fair value measurement disclosures including: (1) for Level 3 fair value measurements, qualitative information about unobservable inputs used, valuation processes applied, and the sensitivity of those measurements to changes in observable inputs; (2) for an entity’s use of a nonfinancial asset in a manner other than its highest and best use, the reason for the difference; and (3) for items not measured at fair value but for which fair value disclosure is required, the hierarchical level in which the fair values were determined. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s fiscal quarter beginning January 1, 2012, with early adoption not permitted for public entities. The Company is evaluating the potential impact of adoption.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires that all non-owner changes in shareholders’ equity be presented either (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive statements. ASU 2011-05 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s fiscal year beginning October 1, 2012, with early adoption permitted. The Company is evaluating the potential impact of adoption.

3. Business Acquisitions

On May 16, 2011, the Company acquired 100% of the outstanding shares of capital stock of a development stage technology company. The results of its operations have been included in the consolidated financial statements since this date. The results were not material to the consolidated financial statements.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of total consideration transferred for this acquisition totaled $31.1 million, consisting of cash of $20.9 million and contingent consideration arrangements. The contingent consideration arrangements require the Company to pay the former owners additional amounts contingent upon revenue and product development milestones. These contingent arrangements provide for payments ranging from $0 up to a total of $28.0 million (undiscounted) and vary over a period of up to six years, ending in fiscal year 2017. The fair value at acquisition date was $10.2 million and will be remeasured through settlement, with changes in fair value recorded in income (see Note 16). As a result of the acquisition, the Company primarily acquired in-process research and development assets. The determination of the fair value of the intangible assets is based on preliminary estimates.

4. Employee Share-Based Compensation

Stock compensation expense under the Company’s stock option plans amounted to $2,762 and $7,241 for the three and nine months ended June 30, 2011, respectively, and $3,780 and $11,828 for the three and nine months ended June 30, 2010, respectively. These expenses include the effect of previous stock options, restricted stock unit (“RSU”) grants, and performance-based stock unit (“PSU”) grants.

On June 14, 2011, the Company granted 24,000 RSU’s under its 2006 Equity Incentive Plan (“2006 Plan”). The RSU grants vest over a period of three years (one third each during fiscal years 2012, through 2014). The value of each RSU grant is determined by the closing price at the date of grant of $52.06.

On April 1, 2011, the Company granted 1,000 RSU’s under the 2006 Plan. The RSU grant vests over a period of four years (one third each during fiscal years 2013 through 2015). The value of the RSU grant is determined by the closing price at the date of grant of $50.47.

On November 22, 2010, the Company granted 232,700 RSU’s and 12,800 PSU’s under the 2006 Plan. The RSU grants vest over a period of four years (one third each during fiscal years 2013 through 2015). The PSU’s were granted to three executive officers of the Company and vest three years from the date of grant provided the Company achieves earnings targets specified in the grant. The value of each RSU and PSU grant is determined by the closing price at the date of grant of $36.78.

On December 8, 2009, the Company granted 188,000 RSU’s under the 2006 Plan. The RSU grants vest over a period of four years (one third each at December 8, 2011, 2012 and 2013). The value of each RSU is determined by the closing price at the date of grant of $34.45.

The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, and RSU’s to employees, directors, and consultants and received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. As of June 30, 2011, 1,384,330 shares were available for future grant under the 2006 Plan.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Comprehensive Income/(Loss) and Change in Equity

	Three months ended June 30,			Nine months ended June 30,
	Changes in Equity attributable to		Total Change in Equity for the Period	Changes in Equity attributable to		Total Change in Equity for the Period
	Sirona Dental Systems, Inc.	Noncontrolling Interests		Sirona Dental Systems, Inc.	Noncontrolling Interests
As of June 30, 2011	$’000s			$’000s
Comprehensive Income:
Net Income	$36,331	$622	$36,953	$108,035	$1,601	$109,636
Other Comprehensive Income
Cumulative translation adjustments	13,658	87	13,745	41,687	229	41,916

Unrecognized elements of pension cost, net of tax	(42)	—	(42)	(122)	—	(122)

Total Other Comprehensive Income	13,616	87	13,703	41,565	229	41,794

Total Comprehensive Income	49,947	709	50,656	149,600	1,830	151,430

Transactions with shareholders:
Stock-based compensation activities	12,348	—	12,348	24,960	—	24,960
Dividend distribution to noncontrolling interest	—	—	—	—	(487)	(487)

Total transactions with shareholders	12,348	—	12,348	24,960	(487)	24,473

Total Change in Equity for the period	$62,295	$709	$63,004	$174,560	$1,343	$175,903

	Three months ended June 30,			Nine months ended June 30,
	Changes in Equity attributable to		Total Change in Equity for the Period	Changes in Equity attributable to		Total Change in Equity for the Period
	Sirona Dental Systems, Inc.	Noncontrolling Interests		Sirona Dental Systems, Inc.	Noncontrolling Interests
As of June 30, 2010	$’000s			$’000s
Comprehensive Income/(Loss):
Net Income	$16,577	$456	$17,033	$65,291	1,587	$66,878
Other Comprehensive Income/(Loss)
Cumulative translation adjustments	(50,807)	(161)	(50,968)	(100,255)	(179)	(100,434)

Unrecognized elements of pension cost, net of tax	(173)	—	(173)	(337)	—	(337)

Total Other Comprehensive Loss	(50,980)	(161)	(51,141)	(100,592)	(179)	(100,771)

Total Comprehensive Income/(Loss)	(34,403)	295	(34,108)	(35,301)	1,408	(33,893)

Transactions with shareholders:
Stock-based compensation activities	4,413	—	4,413	13,777	—	13,777
Purchase of shares from noncontrolling interest	(79)	(124)	(203)	(897)	(622)	(1,519)

Total transactions with shareholders	4,334	(124)	4,210	12,880	(622)	12,258

Total Change in Equity for the period	$(30,069)	$171	$(29,898)	$(22,421)	786	$(21,635)

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Inventories, net

	June 30,	September 30,
	2011	2010
	$’000s
Finished goods	$59,553	$51,102
Work in progress	17,347	12,646
Raw materials	34,087	23,342

	110,987	87,090
Inventory reserve	(17,061)	(13,063)

	$93,926	$74,027

7. Intangible Assets and Goodwill

	Gross	Accumulated amortization	Net
	$’000s
As of June 30, 2011
Patents & Licenses	$150,088	$76,320	$73,768
Trademarks	138,308	503	137,805
Technologies and dealer relationships	470,733	344,578	126,155
In-process research & development	40,382	—	40,382

	799,511	421,401	378,110
Goodwill	694,551	—	694,551

Total intangible assets	$1,494,062	$421,401	$1,072,661

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2010
Patents & Licenses	$150,706	$71,965	$78,741
Trademarks	131,908	428	131,480
Technologies and dealer relationships	451,333	298,910	152,423
Prepayments for intangible assets	78	—	78

	734,025	371,303	362,722
Goodwill	656,465	—	656,465

Total intangible assets	$1,390,490	$371,303	$1,019,187

The change in the value of goodwill and of intangible assets from September 30, 2010 to June 30, 2011 is mainly attributable to (i) the acquisition of a development stage technology company, which resulted in in-process research and development of $40,382 and $6,761 of goodwill based on preliminary estimates, (ii) foreign currency fluctuations, with an increase of $32,671 in goodwill and $15,438 in intangible assets, and (iii) a reduction in goodwill by $1,347 as a result of tax benefits received subsequent to the Exchange for options that were vested and included in the determination of purchase price at the time of that acquisition.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. Short-Term Debt and Current Portion of Long-Term Debt

The components of short-term debt are as follows:

	000000000	000000000
	June 30,	September 30,
	2011	2010
	$’000s
Senior Term Loans (Tranches A1/A2, variable rate repayable in November 2011)	$383,682	$—
Accrued interest on long-term debt	—	319
Other short-term debt	5,586	2,616

	$389,268	$2,935

9. Long-Term Debt

The components of long-term debt are as follows:

	000000000	000000000
	June 30,	September 30,
	2011	2010
	$’000s
Bank loans:
Senior term loan, Tranche A1, variable rate repayable in November 2011	$—	$105,063
Senior term loan, Tranche A2, variable rate repayable in November 2011	—	263,057

	—	368,120
Less current portion	—	319

	$—	$367,801

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

10. Income Taxes

For the first nine months of fiscal year 2011, an estimated effective tax rate of 22% has been applied, compared to an estimated effective tax rate of 20% for the first nine months of fiscal year 2010 and an effective tax rate for fiscal year 2010 of 20.6%.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Income per Share

The computation of basic and diluted income per share is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	$’000s (except for share amounts)		$’000s (except for share amounts)
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$36,331	$16,577	$108,035	$65,291

Weighted average shares outstanding—basic	55,992,911	55,227,417	55,619,151	55,105,687
Dilutive effect of stock-based compensation	1,584,602	1,511,947	1,627,334	1,481,621

Weighted average shares outstanding—diluted	57,577,513	56,739,364	57,246,485	56,587,308

Net income per share
Basic	$0.65	$0.30	$1.94	$1.18

Diluted	$0.63	$0.29	$1.89	$1.15

Stock options to acquire 86,500 shares of Sirona’s common stock that were granted in connection with the Company’s stock option plans were not included in the computation of diluted earnings per share for the three months ended June 30, 2010 because the options’ underlying exercise prices were greater than the average market price of Sirona’s common stock for the period. There were no out of the money options for the three and nine months ended June 30, 2011.

12. Product warranty

The following table provides the changes in the product warranty accrual for the three months ended June 30, 2011 and 2010:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	$’000s		$’000s
Balance at beginning of the period	$8,554	$11,626	$8,972	$11,506
Accruals for warranties issued during the period	5,740	2,674	14,772	14,073
Warranty settlements made during the period	(4,985)	(3,635)	(14,711)	(14,081)
Translation adjustment	149	(1,078)	425	(1,911)

Balance at end of the period	$9,458	$9,587	$9,458	$9,587

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	$’000s		$’000s
Service cost, net	$68	$60	$197	$195
Interest cost	640	585	1,853	1,897
Amortization of actuarial gains	(42)	(104)	(122)	(337)

Net periodic benefit cost	$666	$541	$1,928	$1,755

14. Net Other Operating Income

Net other operating income for the three and nine months ended June 30, 2011 was $2.5 million and $7.5 million, respectively, compared to $3.3 million and $9.2 million, respectively, for the three and nine months ended June 30, 2010. In both periods, net other operating income included $2.5 million (three months) and $7.5 million (nine months) of income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. In the three and nine months ended June 30, 2010, net other operating income included a gain of $0.8 million from the release of the remaining accrued restructuring costs. In the nine months ended June 30, 2010, net other operating income included a gain from the sale of a subsidiary in Italy of $0.9 million.

15. Derivative Instruments and Hedging Strategies

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

As of June 30, 2011, these contracts had notional amounts totaling $39.6 million. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at June 30, 2011 is described in Note 16 Fair Value Measurements.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The location and amount of gains and losses from the fair value changes of derivative instruments reported in our condensed consolidated statement of income were as follows:

		For the three months ended June 30,		For the nine months ended June 30,
		2011	2010	2011	2010
Derivatives Not Designated as Hedging Instruments	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
		$’000s		$’000s
Interest rate swap contracts	Gain on derivative instruments, net	$—	$—	$—	(6,364)
Foreign exchange contracts	Loss on derivative instruments, net	1,081	2,598	1,162	6,227

Total		$1,081	$2,598	$1,162	(137)

16. Fair Value Measurements

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and September 30, 2010:

	000000000	000000000	000000000	000000000	000000000
	June 30, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Interest	Foreign Exchange
			$’000s
Assets
Cash Equivalents (money market funds)	$210,099	$—	$—	$—	$210,099
Derivative Assets	—	—	616	—	616
Liabilities
Derivative Liabilities	$—	$—	$(219)	$—	$(219)
Business Acquisition-related liabilities	—	—	—	(10,300)	(10,300)

Total	$210,099	$—	$397	$(10,300)	$200,196

	September 30, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Interest	Foreign Exchange
			$’000s
Assets
Cash Equivalents (money market funds)	$141,981	$—	$—	$—	$141,981
Derivative Assets	—	—	2,015	—	2,015
Liabilities
Derivative Liabilities	$—	$—	$(563)	$—	$(563)

Total	$141,981	$—	$1,452	$—	$143,433

In the Company’s June 30, 2011 and September 30, 2010 Condensed Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company did not elect the fair value option for any other eligible financial instruments.

Fair value of financial instruments

Financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, foreign currency forward contracts, and certain liabilities related to business acquisitions primarily resulting from earn-out features. The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate their respective fair values because of the short maturity and nature of these items. The fair value of the foreign currency forward contracts is estimated by obtaining quotes from financial institutions. The fair values of the acquisition-related liabilities are based on discounted valuations of commercial assumptions made by Company management of stipulations governed in the underlying purchase agreements.

17. Segment Reporting

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

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	$’000s		$’000s
Revenue External
Dental CAD/CAM Systems	$83,209	$63,298	$243,593	$203,420
Imaging Systems	85,014	61,771	233,564	192,287
Treatment Centers	48,166	35,027	139,128	118,735
Instruments	28,002	22,191	77,969	72,444

Total	244,391	182,287	694,254	586,886

Electronic center and corporate	295	131	815	491

Total	$244,686	$182,418	$695,069	$587,377

Revenue Internal
Dental CAD/CAM Systems	$—	$—	$—	$—
Imaging Systems	1	10	9	25
Treatment Centers	2	6	19	22
Instruments	2,747	2,452	7,963	7,295
Intercompany elimination	(2,750)	(2,468)	(7,991)	(7,342)

Total	—	—	—	—

Electronic center and corporate	6,461	4,367	18,690	14,798
Intercompany elimination	(6,461)	(4,367)	(18,690)	(14,798)

Total	$—	$—	$—	$—

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Total
Dental CAD/CAM Systems	$83,209	$63,298	$243,593	$203,420
Imaging Systems	85,015	61,781	233,573	192,312
Treatment Centers	48,168	35,033	139,147	118,757
Instruments	30,750	24,643	85,933	79,739

Total	247,142	184,755	702,246	594,228

Electronic center and corporate	6,755	4,498	19,504	15,289

Total	$253,897	$189,253	$721,750	$609,517

Segment performance measure
Dental CAD/CAM Systems	$56,075	$44,920	$170,270	$143,354
Imaging Systems	49,553	37,307	138,040	116,483
Treatment Centers	18,788	14,349	57,261	49,025
Instruments	13,258	9,753	37,981	33,176

Total	137,674	106,329	403,552	342,038

Electronic center and corporate	2,102	1,271	7,199	6,457

Total	$139,776	$107,600	$410,751	$348,495

Depreciation and amortization expense
Dental CAD/CAM Systems	$2,113	$1,440	$5,847	$4,254
Imaging Systems	1,623	1,293	4,494	3,928
Treatment Centers	1,916	1,464	5,118	4,791
Instruments	920	704	2,490	2,412

Total	6,572	4,901	17,949	15,385

Electronic center and corporate	255	272	823	1,439

Total	$6,827	$5,173	$18,772	$16,824

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the nine months ended June 30, 2011 and 2010 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	$’000s		$’000s
Revenue
Total segments (external)	$244,391	$182,287	$694,254	$586,886
Electronic center and corporate	295	131	815	491

Consolidated revenue	244,686	182,418	695,069	587,377
Depreciation and amortization
Total segments	6,572	4,901	17,949	15,385
Differences management reporting vs. US GAAP, electronic center and corporate	14,310	14,807	41,890	46,887

Consolidated depreciation and amortization	20,882	19,708	59,839	62,272

Segment performance measure
Total segments	137,674	106,329	403,552	342,038
Differences management reporting vs. US GAAP, electronic center and corporate	(10,842)	(12,154)	(30,617)	(36,160)

Consolidated gross profit	126,832	94,175	372,935	305,878
Selling, general and administrative expense	68,540	54,994	202,444	175,200
Research and development	14,390	11,648	42,045	34,803
Provision for doubtful accounts and notes receivable	13	47	34	183
Net other operating income	(2,500)	(3,254)	(7,500)	(9,162)
Foreign currency transaction (gain)/loss, net	(3,435)	6,003	(8,532)	10,419
Loss/(Gain) on derivative instruments	1,081	2,598	1,162	(137)
Interest expense, net	984	857	2,863	10,200
Other expense/(income)	383	(9)	(140)	775

Income before taxes	$47,376	$21,291	$140,559	$83,597

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18. Related parties

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

In May 2011, Luxco sold 9,747,480 shares pursuant to an underwritten follow-on public offering. The Company incurred $0.2 million of costs pursuant to the terms of a registration rights agreement.

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

The Company’s business has grown substantially over the past five years, driven by numerous high-tech product introductions, a continued expansion of its global sales and service infrastructure, strong relationships with key distribution partners, namely Patterson and Henry Schein, and an international dealer network. Patterson and Henry Schein accounted for 28% and 19%, respectively, of Sirona’s global revenues for the nine months ended June 30, 2011.

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

The positive trends from fiscal year 2010 strengthened during the first nine months of fiscal year 2011. This development is driven by robust demand for our technologically advanced product portfolio, a successful biennial International Dental Show (“IDS”) in Cologne at the end of March 2011, and our continued investment in our global sales and service infrastructure. Revenues were particularly strong in international markets during the first nine months of fiscal year 2011, up 29.5% on a constant currency basis. Our net income benefited from strong sales growth, margin expansion, and debt reduction.

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

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currencies vary depending on the country of operation. For the nine months ended June 30, 2011, approximately 52% of Sirona’s revenue and approximately 71% of its expenses were in Euro. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2009 and June 30, 2011, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $1.1919 to a high of $1.5121. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of June 30, 2011, these contracts had notional amounts totaling $39.6 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information above and under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. The average exchange rate for the three months ended June 30, 2011, was $1.43894 and varied from $1.44395 to $1.43446. The average exchange rate for the nine months ended June 30, 2011, was $1.38876 and varied from $1.44395 to $1.32171. For the three and nine months ended June 30, 2010, an average quarterly exchange rate converting Euro denominated revenues into U.S. Dollars of $1.27606 and $1.37990, respectively, was applied.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue

Revenue for the three months ended June 30, 2011 was $244.7 million, an increase of $62.3 million, or 34.1%, as compared with the three months ended June 30, 2010. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 24.0%. By segment, Imaging Systems increased 37.6% (up 29.6% on a constant currency basis), Treatment Centers increased 37.6% (up 22.1% on a constant currency basis), CAD/CAM Systems increased 31.5% (up 23.8% on a constant currency basis), and Instruments increased 26.0% (up 12.3% on a constant currency basis).

We were able to grow our revenues due to solid demand for our innovative products, and we continue to benefit from our increased global sales and service infrastructure. Our products enable dental professionals to improve their clinical results and to increase the profitability of their practices. Our presence at the IDS at the end of March 2011 demonstrated our innovative strength and the breadth of our products.

Imaging Systems revenues showed a strong increase driven by robust demand, particularly for our Orthophos product line. Growth was strong in all major markets. CAD/CAM Systems revenues benefited from robust growth in many international markets, led by Germany. Treatment Center revenue was driven by volume projects in the economy product line in non European international markets and a strong demand in Germany after the IDS. Instrument revenues benefited from robust demand particularly in Europe, with good unit sales growth, leading to gross profit margin improvement.

Revenue in the U.S. for the three months ended June 30, 2011 was up 11.8% compared to the prior year period. Revenue growth was particularly strong in the Imaging Systems segment. Revenue outside the U.S. increased by 45.6%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 29.5%. Revenue growth was particularly strong in Germany, Asia-Pacific, and the Middle East.

Revenue growth on a constant currency basis was mainly volume driven.

Cost of Sales

Cost of sales for the three months ended June 30, 2011 was $117.9 million, an increase of $29.6 million, or 33.6%, as compared with the three months ended June 30, 2010. Gross profit as a percentage of revenue was 51.8% compared to 51.6% in the prior year period. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $12.9 million as well as non-cash share-based compensation expense of $0.03 million for the three months ended June 30, 2011 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $13.4 million and non-cash share-based compensation expense of $0.03 million for the three months ended June 30, 2010. Excluding these amounts, cost of sales as a percentage of revenue was 42.9% for the three months ended June 30, 2011 compared with 41.0% for the three months ended June 30, 2010, and therefore gross profit as a percentage of revenue was 57.1%, compared to 59.0% in the prior year period. The decrease in the gross profit margin was mainly due to product and regional mix as well as fluctuations in the U.S. Dollar/Euro exchange rate.

Selling, General and Administrative

For the three months ended June 30, 2011, SG&A expense was $68.5 million, an increase of $13.5 million, or 24.6%, as compared with the three months ended June 30, 2010. The increase in SG&A expense is mainly driven by increased revenues, as well as investments in sales and service infrastructure in international markets. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $0.7 million as well as non-cash share-based compensation expense in the amount of $2.7 million for the three months ended June 30, 2011, compared with $0.8 million and $3.7 million, respectively, for the three months ended June 30, 2010. Excluding these amounts, as a percentage of revenue, SG&A expense decreased to 26.6% for the three months ended June 30, 2011, as compared with 27.7% for the three months ended June 30, 2010.

Research and Development

R&D expense for the three months ended June 30, 2011, was $14.4 million, an increase of $2.7 million, or 23.5%, as compared with the three months ended June 30, 2010. The increase of R&D expense was primarily driven by the timing of new product launches.

R&D expense included non-cash share-based compensation expense in the amount of $0.04 million for the three months ended June 30, 2011, compared with $0.05 million for the three months ended June 30, 2010. Excluding this amount, as a percentage of revenue, R&D expense decreased to 5.9% for the three months ended June 30, 2011, compared to 6.4% for the three months ended June 30, 2010.

Net Other Operating Income

Net other operating income for the three months ended June 30, 2011 and 2010 was $2.5 million and $3.3 million, respectively. In both periods, net other operating income included $2.5 million of income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. In the three months ended June 30, 2010, net other operating income included $0.8 million of income from the release of accrued restructuring costs.

(Gain)/Loss on Foreign Currency Transactions

Gain on foreign currency transactions for the three months ended June 30, 2011 amounted to $3.4 million compared to a loss of $6.0 million for the three months ended June 30, 2010. For the three months ended June 30, 2011, the gain included an unrealized non-cash foreign currency gain of $1.2 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment and an unrealized non-cash foreign currency gain on the short term intra-group loans to our Austrian entity of $1.6 million. Excluding these amounts, foreign currency transactions for the three months ended June 30, 2011 resulted in a gain of $0.6 million.

The loss for the three months ended June 30, 2010 included an unrealized non-cash foreign currency loss of $6.7 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash unrealized foreign currency loss on the short term intra-group loans to our Austrian entity of $5.8 million. Excluding these amounts, foreign currency transactions for the three months ended June 30, 2010 resulted in a gain of $6.5 million.

Loss on Derivative Instruments

The loss on derivative instruments for the three months ended June 30, 2011, amounted to $1.1 million compared to a loss of $2.6 million for the three months ended June 30, 2010. For the three months ended June 30, 2011 and 2010, the loss represented a non-cash loss on foreign currency hedges of $1.1 million and $2.6 million, respectively.

Interest Expense

Net interest expense for the three months ended June 30, 2011, was $1.0 million, compared to $0.9 million for the three months ended June 30, 2010.

Income Tax Provision

For the three months ended June 30, 2011 and 2010, Sirona recorded a profit before income taxes of $47.4 million and $21.3 million, respectively. The estimated effective tax rate applied for these periods was 22% and 20%, respectively, compared to an actual effective tax rate of 20.6% in fiscal year 2010. The income tax provision for the three months ended June 30, 2011 and 2010, was $10.4 million and $4.3 million, respectively. The estimated effective tax rate is primarily driven by the expected mix of earnings across different countries.

Net Income

Net income for the three months ended June 30, 2011 was $37.0 million, an increase of $19.9 million, as compared with the three months ended June 30, 2010. Major influencing factors on net income were the increase in revenues and lower amortization, partially offset by the increase in operating expenses and a higher estimated effective tax rate. Net income for the three months ended June 30, 2011 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction—deal related amortization and depreciation) of $13.7 million ($10.7 million net of tax), unrealized, non-cash foreign currency gain on the deferred income from the Patterson exclusivity payment of $1.2 million ($0.9 million net of tax), and gain on the revaluation of short-term intra-group loans of $1.6 million ($1.2 million net of tax).

Sirona’s net income for the three months ended June 30, 2010 included deal related amortization and depreciation of assets acquired in past business combinations of $14.2 million ($11.4 million net of tax), currency revaluation losses on the Patterson exclusivity payment of $6.7 million ($5.4 million after tax), a loss on the revaluation of short-term intra-group loans of $5.8 million ($4.6 million net of tax), and a gain of $0.8 million ($0.6 million net of tax) from the release of the remaining accrued restructuring costs.

Share-based compensation expense was $2.8 million ($2.2 million net of tax) in the third quarter of 2011 compared to $3.8 million ($3.0 million net of tax) in the prior year period.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

Revenue

Revenue for the nine months ended June 30, 2011 was $695.1 million, an increase of $107.7 million, or 18.3%, as compared with the nine months ended June 30, 2010. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 17.8%. By segment, Imaging Systems increased 21.5% (up 21.1% on a constant currency basis), CAD/CAM Systems increased 19.7% (up 19.3% on a constant currency basis), Treatment Centers increased 17.2% (up 16.4% on a constant currency basis), and Instruments increased 7.6% (up 7.0% on a constant currency basis).

We were able to grow our revenues in all segments due to solid demand for our innovative products, and we continue to benefit from our global sales and service infrastructure. Our products enable dental professionals to improve their clinical results and to increase the profitability of their practices.

The increase in Imaging Systems revenues showed in all regions and was driven by strong interest in our 2D and 3D panoramic systems. CAD/CAM Systems revenues were particularly strong in Europe and benefited from a trade-up program in Germany. Treatment Center revenues growth was particularly driven by non European international markets. Instrument revenues were up, benefiting from high-volume projects in several international markets.

Revenue in the U.S. for the nine months ended June 30, 2011 was up 5.1% compared to the prior year period. Revenue outside the U.S. increased by 24.7%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 23.9%. Revenue growth was particularly strong in Europe, led by Germany, as well as in the Asia-Pacific market.

Revenue growth on a constant currency basis was mainly volume driven.

Cost of Sales

Cost of sales for the nine months ended June 30, 2011 was $322.1 million, an increase of $40.6 million, or 14.4%, as compared with the nine months ended June 30, 2010. Gross profit as a percentage of revenue was 53.7% compared to 52.1% in the prior year period. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $37.8 million as well as non-cash share-based compensation expense of $0.1 million for the nine months ended June 30, 2011 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $42.6 million and non-cash share-based compensation expense of $0.1 million for the nine months ended June 30, 2010. Excluding these amounts, cost of sales as a percentage of revenue was 40.9% for the nine months ended June 30, 2011 compared with 40.7% for the nine months ended June 30, 2010, and therefore gross profit as a percentage of revenue was 59.1% compared to 59.3% in the prior year period. The slight decrease in the gross profit margin was mainly due to product and regional mix.

Selling, General and Administrative

For the nine months ended June 30, 2011, SG&A expense was $202.4 million, an increase of $27.2 million, or 15.6%, as compared with the nine months ended June 30, 2010. The increase in the absolute SG&A expense is mainly driven by increased revenues, investments in sales and service infrastructure in international markets, and expenses related to the IDS. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $2.2 million as well as non-cash share-based compensation expense in the amount of $7.0 million for the nine months ended June 30, 2011, compared with $2.5 million and $11.6 million, respectively, for the nine months ended June 30, 2010. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 27.8% for the nine months ended June 30, 2011, as compared with 27.4% for the nine months ended June 30, 2010.

Research and Development

R&D expense for the nine months ended June 30, 2011, was $42.0 million, an increase of $7.2 million, or 20.8%, as compared with the nine months ended June 30, 2010. The increase of R&D expense was primarily driven by the timing of new product launches.

R&D expense included non-cash share-based compensation expense in the amount of $0.1 million for the nine months ended June 30, 2011, compared with $0.1 million for the nine months ended June 30, 2010. Excluding this amount, as a percentage of revenue, R&D expense increased to 6.0% for the nine months ended June 30, 2011, compared to 5.9% for the nine months ended June 30, 2010.

Net Other Operating Income

Net other operating income for the nine months ended June 30, 2011 and 2010 was $7.5 million and $9.2 million, respectively. In both periods, net other operating income included $7.5 million of income resulting from the amortization of the deferred income relating to the Patterson exclusivity payment. For the three and nine months ended June 30, 2010, net other operating income included a gain from the sale of a subsidiary in Italy of $0.9 million as well as a $0.8 million gain from the release of the accrued restructuring expenses.

(Gain)/Loss on Foreign Currency Transactions

Gain on foreign currency transactions for the nine months ended June 30, 2011 amounted to $8.5 million compared to a loss of $10.4 million for the nine months ended June 30, 2010. For the nine months ended June 30, 2011, the gain included an unrealized non-cash foreign currency gain of $3.7 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment and an unrealized non-cash foreign currency gain on the short term intra-group loans to our Austrian entity of $4.6 million. Excluding these amounts, foreign currency transactions for the nine months ended June 30, 2011 resulted in a gain of $0.2 million.

The loss for the nine months ended June 30, 2010 included an unrealized non-cash foreign currency loss of $13.2 million on the U.S. Dollar denominated deferred income from the translation adjustment of Patterson’s exclusivity payment, as well as a non-cash unrealized foreign currency loss on the short term intra-group loans to our Austrian entity of $11.5 million. Excluding these amounts, foreign currency transactions for the nine months ended June 30, 2010 resulted in a gain of $14.3 million.

Loss/(Gain) on Derivative Instruments

The loss on derivative instruments for the nine months ended June 30, 2011, amounted to $1.2 million compared to a gain of $0.1 million for the nine months ended June 30, 2010. For the nine months ended June 30, 2011, the loss included an unrealized non-cash loss on foreign currency hedges of $1.2 million. The gain for the nine months ended June 30, 2010, included an unrealized non-cash gain of $6.4 million on interest swaps, as well as a non-cash loss on foreign currency hedges of $6.3 million.

Interest Expense

Net interest expense for the nine months ended June 30, 2011, was $2.9 million, compared to $10.2 million for the nine months ended June 30, 2010. This decrease resulted from lower interest rates and lower overall debt levels.

Income Tax Provision

For the nine months ended June 30, 2011 and 2010, Sirona recorded a profit before income taxes of $140.6 million and $83.6 million, respectively. The estimated effective tax rate applied for these periods was 22% and 20%, respectively, compared to an actual effective tax rate of 20.6% in fiscal year 2010. The income tax provision for the nine months ended June 30, 2011 and 2010, was $30.9 and $16.7 million, respectively. The estimated effective tax rate is primarily driven by the expected mix of earnings across different countries.

Net Income

Net income for the nine months ended June 30, 2011 was $109.6 million, an increase of $42.8 million, as compared with the nine months ended June 30, 2010. Major influencing factors on net income were the increase in revenues, lower interest and debt levels, and the lower amortization of assets acquired in past business combinations, partially offset by the increase in operating expenses and a higher estimated effective tax rate. Net income for the nine months ended June 30, 2011 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction—deal related amortization and depreciation) of $40.0 million ($31.2 million net of tax), unrealized, non-cash foreign currency gain on the deferred income from the Patterson exclusivity payment of $3.7 million ($2.9 million net of tax), and gain on the revaluation of short-term intra-group loans of $4.6 million ($3.6 million net of tax).

Sirona’s net income for the nine months ended June 30, 2010 included deal related amortization and depreciation of assets acquired in past business combinations of $45.1 million ($36.1 million net of tax), currency revaluation losses on the Patterson exclusivity payment of $13.2 million ($10.6 million after tax), a gain on interest swaps of $6.3 million ($5.0 million net of tax), a loss on the revaluation of short-term intra-group loans of $11.5 million ($9.2 million net of tax), a gain of $0.8 million ($0.6 million net of tax) from the release of the remaining accrued restructuring costs, and a gain from the sale of a subsidiary in Italy of $0.9 million ($0.7 million net of tax).

Share-based compensation expense was $7.2 million ($5.6 million net of tax) in the first nine months of fiscal year 2011 compared to $11.8 million ($9.4 million net of tax) in the prior year period.

Liquidity and Capital Resources

Historically, Sirona’s principal uses of cash, apart from operating requirements, including research and development expenses, have been for interest payments, debt repayment and acquisitions. Operating capital expenditures are approximately equal to operating depreciation (excluding any effects from the increased amortization and depreciation expense resulting from the step-up to fair values of Sirona’s and Schick’s assets and liabilities required under purchase accounting). Sirona believes that its operating cash flows and available cash (including restricted cash) will be sufficient to fund its working capital needs, research and development expenses, and anticipated capital expenditures for the foreseeable future. The Company anticipates using its current cash balance of $331.2 million as of June 30, 2011, plus its expected operating cash flows and access to capital markets, to comply with its repayment obligations for the final senior debt tranche due in November 2011.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to consolidated adjusted EBITDA (“Consolidated Adjusted EBITDA”) of no more than 2.50 to 1, and a cash interest coverage ratio (“Cash Interest Cover Ratio”) of consolidated adjusted EBITDA to cash interest costs of 4.00 to 1 or greater. The Company is required to test its ratios as of September 30 and March 31. As of March 31, 2011, the most recent period for which these ratios were calculated, the Company was in compliance with both ratios. For further information regarding the calculation of these ratios as of March 31, 2011, please see our Form 10-Q for the fiscal quarter ended March 31, 2011 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Cash Flows

	Nine months ended June 30,
	2011	2010
	$’000s
Net cash provided by operating activities	$105,446	$135,996
Net cash used in investing activities	(58,279)	(14,890)
Net cash provided by/(used in) financing activities	18,161	(74,572)

Increase in cash during the period	$65,328	$46,534

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $105.4 million for the nine months ended June 30, 2011 compared to $136.0 million for the nine months ended June 30, 2010. The primary contributing factor to the decrease in cash provided by operating cash flows in the nine months ended June 30, 2011 was an increase in accounts receivable and inventories, driven by the overall increase in revenues, which was strongest at the end of the quarter, as well as the expansion of our global sales and service infrastructure, resulting in higher working capital requirements.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions and long-lived asset disposals. The primary contributors to the investing cash outflow in the nine months ended June 30, 2011 were the construction of the Center of Innovation in Bensheim, Germany, acquisition of a development stage entity, and capital expenditures in the course of normal operating activities. For the nine months ended June 30, 2010, net cash used in investing activities represented capital expenditures in the course of normal operating activities, partly offset by proceeds from the sale of a subsidiary in Italy.

Net Cash Provided by / (Used in) Financing Activities

Net cash provided by financing activities was $18.2 million for the nine months ended June 30, 2011, compared to net cash used in financing activities of $74.6 million for the nine months ended June 30, 2010. Net cash provided by financing activities in the nine months ended June 30, 2011 results from proceeds and tax-related benefits from exercises of options previously granted in the Company’s stock-based compensation activities. Net cash used in financing activities in the nine months ended June 30, 2010 primarily relates to the early repayment of senior debt that was originally due in November 2010 eight months ahead of schedule and the purchase of additional shares from a noncontrolling interest, partly offset by proceeds and tax-related benefits of exercises of options previously granted in the Company’s stock-based compensation activities.

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

Debt issuance costs of $5.6 million were incurred in relation to the new financing and were capitalized as deferred charges.

Other Financial Data

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	$’000s		$’000s
Net income attributable to Sirona Dental Systems, Inc.	$36,331	$16,577	$108,035	$65,291
Net interest expense	984	857	2,863	10,200
Provision for income taxes	10,423	4,258	30,923	16,719
Depreciation	6,827	5,162	18,772	16,091
Amortization	14,055	14,521	41,067	46,181

EBITDA	$68,620	$41,375	$201,660	$154,482

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

Supplemental Information

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	$’000s		$’000s
Share-based compensation	$2,762	$3,780	$7,241	$11,828
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of the $-denominated exclusivity fee	(1,248)	6,740	(3,718)	13,191
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of short-term intra-group loans	(1,618)	5,835	(4,619)	11,506

	$(104)	$16,355	$(1,096)	$36,525

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of June 30, 2011. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2011, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and in Part II, Item 1A of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

On August 4, 2011, certain existing shareholders in Sirona Holdings Luxco S.C.A. (“Luxco”), a former significant shareholder of the Registrant, informed the Registrant that they intended to make a one-time cash payment to the chief executive officer and chief financial officer of the Registrant in connection with their Luxco participation. These payments are expected to be made in the fourth quarter 2011 and will total $6.625 million. The Registrant is required to record a non-cash compensation charge in that period as a result of such payment.

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sirona Dental Systems, Inc.

Date: August 5, 2011	By:	/s/ Simone Blank
Simone Blank, Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Duly authorized signatory)