Form 10-K
period 2011-09-30
SIRONA DENTAL SYSTEMS, INC.
filed 2011-11-21
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,147,305,810. Such aggregate market value is computed by reference to the closing sale price of the Common Stock on such date.

As of November 15, 2011, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,803,042.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission not later than January 28, 2012 are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by January 28, 2012 the required information will be filed as an amendment to this report on Form 10-K no later than that date.

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

Sirona’s revenue for the fiscal year ended September 30, 2011 was $913.9 million. Sirona sells its products globally, with the U.S. market contributing 28% of revenue, or $ 255.9 million, the German market contributing 21% of revenue, or $ 189.0 million, and the rest of the world contributing 51% of revenue, or $ 469.0 million.

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

On September 25, 2005, Schick Technologies, Inc. (“Schick”) entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. (“Luxco”) and Sirona Holding GmbH (“Sirona Holding”) providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of Euro 151.0 million ($182 million) plus accrued interest (the “Exchange”). On June 20, 2006, the Exchange closed and Schick, a Delaware corporation formed in 1997, was renamed Sirona Dental Systems, Inc. Although Sirona Holding became a subsidiary of Schick upon the completion of the Exchange, Sirona Holding was deemed the acquiring corporation for accounting purposes because Luxco received a controlling ownership interest in the Company, Sirona Holding’s designees constituted a majority of the members of the Company’s board of directors and Sirona Holding’s senior management represented a majority of the senior management of the Company. In May 2011, Luxco sold all of its remaining shares of Sirona common stock pursuant to an underwritten follow-on public offering.

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

Sirona serves the high-tech dental equipment and technology market for dental practitioners and laboratories. We are the only manufacturing company that can fully outfit a dental practitioner’s office with dental equipment, including treatment centers, imaging systems, dental CAD/CAM systems, and instruments. Our products represent important investments by dental practitioners, and some of these products can have a life span of 10-20 years (shorter for instruments and software), depending on the nature and quality of the product.

Products

Our principal products can be generally classified into the following segments: Dental CAD/CAM Systems, Imaging Systems, Treatment Centers and Instruments.

A brief description of each of our segments follows. See Note 24 to our consolidated financial statements for revenues and gross profit by segment for each of the last three fiscal years, and assets by segment, at September 30, 2011 and 2010.

Dental CAD / CAM Systems

Dental CAD/CAM Systems address the worldwide market for dental restorations, which includes several types of restorations, such as inlays, onlays, veneers, crowns, bridges, copings and bridge frameworks made from ceramic, metal or composite blocks. The global market for dental restorations can be divided into two sub-segments: in-mouth fillings and out-of-mouth pre-shaped restorations. CAD/CAM-produced ceramic restorations represent a growing portion of the out-of-mouth restoration market and the number of out-of-mouth restorations prepared with CAD/CAM systems has increased substantially over the past few years. At the same time, the number of dental practitioners and dental laboratories using CAD/CAM technology has increased. Sirona estimates that as of the end of fiscal year 2011, the market penetration for in-office CAD/CAM systems in the United States had grown to approximately 12% and increased to approximately 14% in Germany.

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

In fiscal year 2003, Sirona launched CEREC 3D software, an important development that allowed the dentist to view the onscreen restoration area in three dimensions. Since then, Sirona’s CAD CAM portfolio has been continuously updated. In fiscal year 2007, Sirona launched the MC XL next generation milling unit. The MC XL produces high quality, precisely fitted restorations in about half the time that the older CEREC milling units required. Fiscal year 2007 also saw the introduction of Sirona’s Biogeneric software which virtually automated the design portion of the CAD/CAM process for inlays and onlays. This software was further enhanced in 2010, with the introduction of Version 3.8, which has the ability to create crowns and bridges. In January 2009, Sirona launched the CEREC AC Digital Impression Unit, based on the Company’s proprietary Bluecam technology. This introduction further strengthens Sirona’s leadership position in the dental CAD/CAM market. The CEREC AC unit takes digital dental impressions quickly, more accurately and with improved workflow for the practitioner. In fiscal year 2010, Sirona introduced the CEREC AC Connect stand-alone digital impression unit. CEREC AC Connect allows dental professionals to scan digital impressions and then send them to the inLab® dental laboratory of their choice. In 2011, Sirona introduced CEREC 4.0 software, an entirely redesigned software that gives CEREC users enhanced capabilities and speeds up the restoration process. In addition, CEREC 4.0 enables dentists to design and manufacture multiple restorations simultaneously, further enhancing productivity and profitability.

Sirona offers a service contract on its CEREC product, which includes software updates and upgrades and maintenance on software-related hardware.

In addition to CEREC, Sirona also offers CAD/CAM products for dental laboratories, including the inLab restoration fabrication system and the extra-oral inEos scanner. These products are designed to improve efficiency and reduce costs for the dental lab. The inLab system scans the models received from the dentists and then mills ceramic or composite block restorations, such as crown copings and bridge frameworks to the specifications of the captured image. In fiscal year 2007, Sirona launched its next generation inLab milling unit, the inLab MC XL. The new unit features a modern, elegant design with solid, heavy-duty construction. Milling performance and precision have been greatly enhanced and milling time has been considerably reduced. The inEos scanner, which was launched in 2005, is a high speed extra-oral scanner which produces 3D digital images from a single tooth up to a jaw, directly from the plaster model. In fiscal year 2010, the successor model inEos Blue was launched. inEos Blue is based on the Bluecam technology, is easy to use, fast, precise, flexible, and its auto capture function allows for substantial time savings.

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

The Dental CAD/CAM Systems segment contributed 34%, 34% and 35% to Sirona’s revenue for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

Imaging Systems

Imaging Systems comprise a broad range of systems for diagnostic imaging in the dental practice. Sirona has developed a comprehensive range of imaging systems for 2D or 3D, panoramic and intra-oral applications that allow the dentist to accommodate the patient in a more efficient manner.

Intra-oral x-ray systems use image-capture devices (film or sensor), which are inserted into the mouth behind the diagnostic area, and typically take images of one or two teeth. Panoramic x-ray systems produce images of the entire jaw structure by means of an x-ray tube and an image capture device, which rotates around the head.

In 2004, Sirona introduced its next generation of digital panoramic x-ray systems, the Orthophos XG line. The flagship model, the Orthophos XG Plus, provides dental practitioners with over 30 programs and a wide variety of diagnostic possibilities. Other models of the family include the Orthophos XG 5 and the basic model Orthophos XG 3.

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

In fiscal year 2011, Sirona launched the Orthophos XG 3D imaging unit. This system gives the practitioner traditional 2D panoramic imaging capability and the ability to scan and view a large, eight by eight centimeter 3D field of view (a scan big enough to capture the entire jaw). Orthophos XG 3D is also available with cephalometric options, orthodontic, Implant and other specialty programs.

The Imaging Systems segment contributed 35%, 33% and 32% to Sirona’s revenue for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

Treatment Centers

Treatment Centers comprise a broad range of products from basic dentist chairs to sophisticated chair-based units with integrated diagnostic, hygiene and ergonomic functionalities, as well as specialist centers used in preventative treatment and for training purposes. Sirona offers specifically configured products to meet the preferences of dentists within each region in which it operates. Sirona’s treatment center configurations and system integration are designed to enhance productivity by creating a seamless workflow within the dental practice. Sirona’s centers therefore allow the dentist to both improve productivity and increase patient satisfaction, significant factors in adding value to his or her practice. In October 2004, Sirona acquired one of the leading Chinese manufacturers of basic treatment centers, located in South China. This facility manufactures basic products for both the domestic Chinese market and export markets.

In July 2008, Sirona launched its TENEO Treatment Center, which combines industry-leading technology with a timeless design that provides both patient and dentist with the ultimate in convenience and comfort. In March 2011, Sirona introduced SINIUS, a comfort class treatment center, which enables the dentist to maximize time and flexibility of their practice. SINIUS is fully networked and is easily integrated into any dental practice.

The Treatment Centers segment contributed 20%, 21% and 21% to Sirona’s revenue for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

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

In March of 2011, Sirona introduced SIROBoost, a high performance turbine line that features 22 watts of power and a high torque level, allowing faster, more efficient and comfortable operation. Despite its high power, the new SIROBoost turbine is pleasantly quiet, improving the atmosphere for both patient and dentist during treatment.

Sirona intends to continue to strengthen the position of its Instruments segment as a diversified supplier of high-quality, reliable, user-friendly and cost-efficient dental instruments.

The Instruments segment contributed 11%, 12% and 12% to Sirona’s revenue for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

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

We purchase various components for our products from a number of outside suppliers. We currently have established relationships with approximately 1,500 suppliers, of which we view approximately 240 as “key suppliers.” Each supplier is selected according to stringent quality criteria, which are reviewed regularly. We do not believe we are dependent on one or a small group of suppliers and believe we could locate alternative suppliers if needed. For reasons of quality assurance or cost effectiveness, the Company relies on single sources for certain purchased components, e.g. sensors, which we use in our imaging segment. We work closely with our suppliers to help ensure continuity of supply while maintaining high quality and reliability. We have agreements in place and use a number of techniques, including security or consignment stock commitments, to address potential disruptions of the supply chain. We also own any custom tooling used in manufacturing these components. The Company has not experienced any significant difficulty in the past in obtaining the materials necessary to meet its production schedule. However, the need to replace one of our single source suppliers could cause a disruption in our ability to timely deliver certain of our products or increase costs. See Item 1A Risk Factors — “We are dependent upon a limited number of suppliers for critical components. If these suppliers delay or discontinue the manufacture of these components, we may experience delays in shipments, increased costs and cancellation of orders for our products.”

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

Distribution

Sirona distributes its products globally to dental practices, clinics and laboratories through an international network of more than 350 distributors. See Note 24 to our consolidated financial statements for a description of our net sales and long-lived assets by geographic region for the last three fiscal years. Because distributors typically cover both dental equipment and consumables, they have regular contact with the dentist and are therefore optimally positioned to identify new equipment sale opportunities. Sirona’s primary distributors are Patterson Companies and Henry Schein, two of the world’s largest dental distributors. In the United States, Patterson is Sirona’s primary distributor. Outside of the United States, Henry Schein is the company’s largest distributor. Patterson Companies and Henry Schein accounted for 27% and 17%, respectively, of Sirona’s worldwide revenue for the fiscal year ended September 30, 2011. Sirona distributes elsewhere through a well-developed network of independent regional distributors. Sirona works closely with its distributors by training their technicians and sales representatives with respect to its products. With over 10,000 sales and service professionals trained each year, Sirona seeks to ensure high standards of quality in after-sale service and the best marketing of its products. The success of Sirona’s products is evidenced by their importance to its distribution partners, and in many cases are among their best-selling offerings. The Company continues to expand its’ sales and service infrastructure in selected countries around the world. These investments allow us to support our distributors selling efforts and strengthen the Sirona brand in these key markets. These investments, and the subsequent expansion of our infrastructure, have enabled Sirona to grow revenues and profitability at a faster rate.

On April 27, 1998, Sirona and Patterson Companies entered into an exclusive distribution agreement (the “Distribution Agreement”) pursuant to which Patterson was appointed as the exclusive distributor of Sirona’s CEREC CAD/CAM products within the United States and Canada. Under the terms of the Distribution Agreement, Patterson’s exclusivity was to terminate on September 30, 2007. On June 30, 2005, Sirona and Patterson entered into an amendment of the Distribution Agreement which extended Patterson’s exclusivity from October 1, 2007 through September 30, 2017. As consideration for the extension of its exclusivity, Patterson agreed to make a one-time payment to Sirona in the amount of $100 million (the “Exclusivity Fee”). In July 2005, Patterson paid the Exclusivity Fee, in its entirety, to Sirona. The full amount of the Exclusivity Fee was recorded as deferred income and is being recognized on a straight-line basis commencing on October 1, 2007. In the event of termination of the Distribution Agreement (a) due to force majeure, (b) by Patterson due to Sirona’s insolvency, or (c) by Sirona as a result of a failure by Patterson to meet its performance obligations, Sirona would be required to refund to Patterson a portion of the Exclusivity Fee as liquidated damages. The amount of the Exclusivity Fee required to be refunded declines by $15 million per year in each of fiscal years 2008 through 2012 and by $5 million per year thereafter. In the event of termination by Patterson due to a breach by Sirona of its exclusivity obligations, the unearned portion of the Exclusivity Fee (as determined on a straight-line basis beginning in fiscal year 2008) must be refunded to Patterson as liquidated damages. The extension did not modify or alter the underlying provisions of the companies’ agreement through 2007, including the performance criteria necessary to maintain the exclusivity. The performance criteria are benchmark thresholds which afford Sirona the opportunity to abandon the exclusivity or to terminate the agreement with Patterson, but do not create minimum purchase obligations under a take-or-pay arrangement. The Distribution Agreement was amended in May 2011 to revise the parameters for inLab sales in the United States and Canada.

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

Research and Development

Sirona commits significant resources to research and development, with a particular focus on developing products that offer new diagnostic and treatment options, while increasing comfort for both users and patients and streamlining process efficiency. Sirona incurred approximately $56 million, $46 million and $41 million for research and development expenses in the fiscal years ended September 30, 2011, 2010 and 2009, respectively, which represented approximately 6% of Sirona’s total revenue in each year. Sirona employs 243 professionals in its global research and development departments. Sirona also cooperates in its research efforts with partners in research facilities and dental practices around the world. In fiscal year 2011, Sirona opened the Center of Innovation in Bensheim, Germany. The Center underscores Sirona’s ongoing commitment to innovation in dentistry. Housing the majority of research and development professionals under one roof will ensure the Company maximum collaboration, creativity, technological advancement, and idea sharing.

Patents, Trade Secrets and Proprietary Rights

We seek to protect our intellectual property through a combination of patent, trademark and trade secret protection. We believe that our future success will depend in part on our ability to obtain and enforce patents for our products and processes, preserve our trade secrets and operate without infringing the proprietary rights of others.

Patents

We have an active corporate patent program, the goal of which is to secure patent protection for our technology. Sirona owns and/or maintains approximately 725 patents and patent applications throughout the world. The patents expire at various dates through 2028. We also license or sublicense some of the technology used in our products from third parties.

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

Employees

As of September 30, 2011, the Company had 2,705 employees. The Company believes that its relations with its employees are good. No Company employees are represented by labor unions or are subject to a collective bargaining agreement in the United States. Approximately 25% of our German employees are members of the IG Metall union. We have not experienced any work stoppages due to labor disputes.

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

Historically, a substantial portion of our revenue has come from a limited number of distributors. For example, Patterson Dental Company, Inc. accounted for 27% of revenue for the fiscal year ended September 30, 2011. In addition, 17% of our revenue for the fiscal year ended September 30, 2011, was attributable to sales to Henry Schein, Inc. It is anticipated that Patterson and Henry Schein will continue to be the largest contributors to our revenue for the foreseeable future. There can be no assurance that Patterson and Henry Schein will purchase any specified minimum quantity of products from us or that they will continue to purchase any products at all. If Patterson or Henry Schein ceases to purchase a significant volume of products from us, it could have a material adverse effect on our results of operations and financial condition.

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

Our indebtedness could have material adverse consequences for our business, and restrictive covenants and conditions contained in our senior credit agreement impose operating and financial restrictions on our business.

We had total bank debt to unrelated parties of $368,4 million as of September 30, 2011. In November 2011, we entered into a new senior credit facility, and as of November 16, 2011, we had outstanding term loans and revolving facilities of $116 million and the available borrowing capacity under the revolving credit facilities was $222 million. This level of indebtedness, combined with our other financial obligations and contractual commitments, could have a material adverse effect on us. For example, it could increase the risk that we would be unable to generate cash sufficient to pay amounts due on our indebtedness; make us more vulnerable to adverse changes in general economic, industry and competitive conditions and to adverse changes in government regulation; and limit our ability to borrow additional amounts.

Our senior credit agreement contains a number of restrictive covenants and conditions that impose operating and financial restrictions on our business, including restrictions on our ability to take actions that may be in the best interests of the business. These restrictions and conditions include a mandatory prepayment on a change in control or sale of all or substantially all assets. Other covenants limit changes to our business, lending activities, and further indebtedness. The financial covenants require that we maintain a debt coverage ratio of consolidated total net debt to consolidated Adjusted EBITDA of no more than 3.00 to 1. Failure to comply with these covenants will result in a default under the terms of our senior credit agreement and could result in acceleration of this indebtedness. For more information concerning compliance with these covenants, please see Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.

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

We may incur significant litigation costs in enforcing or defending our intellectual property rights, and the outcome of any proceeding is uncertain.

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

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company has its headquarters in Long Island City, New York. The Company leases space in Long Island City, New York. The lease expires in November 2017. The leased space houses executive offices and group functions including legal affairs and investor relations, sales and marketing, research and development laboratories and production and shipping facilities.

The Company has its largest facility in Bensheim, Germany. It is composed of a number of buildings housing the Company’s primary manufacturing and assembly facility. It also houses executive offices, finance, sales, customer service and marketing, research and development laboratories and shipping facilities. In fiscal year 2011, the Company completed the current expansion of these facilities with inauguration of the Center of Innovation, which houses the research and development professionals in Germany under one roof. In addition, since September 2007, the Company leased space in Salzburg, Austria. The leased space houses executive offices and group functions including strategy, sales, finance, accounting, human resources, marketing and legal affairs.

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

The following table presents quarterly information on the price range of our common stock. This information indicates the high and low sale prices, as quoted on NASDAQ commencing October 1, 2009. These prices do not include retail markups, markdowns or commissions.

Fiscal Year Ended September 30, 2011	High	Low
First Quarter	$42.60	$32.00
Second Quarter	52.86	40.35
Third Quarter	57.87	47.75
Fourth Quarter	56.47	38.69

Fiscal Year Ended September 30, 2010	High	Low
First Quarter	$36.05	$26.15
Second Quarter	38.72	30.15
Third Quarter	43.45	31.66
Fourth Quarter	37.65	29.55

On November 15, 2011, there were approximately 87 holders of record of the Company’s common stock. However, the Company believes that the number of beneficial owners of its common stock is substantially higher.

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

Issuer Purchases of Equity Securities

The number and average price of shares purchased during the fiscal year ended September 30, 2011 are set forth in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	$’000s (except per share amounts)
August 1 - August 31, 2011	330,102	$43.48	330,102	$85,649
September 1 - September 30, 2011	119,272	42.87	119,272	80,535

	449,374		449,374

(1)	In August 2011, the Company’s Board of Directors announced a stock repurchase program to purchase up to an aggregate of $100,000,000 of its common stock in open market or privately-negotiated transactions effective through September 2014. The Company is not obligated to acquire any particular amount of common stock and may suspend the program at any time at its discretion without prior notice.

Performance Measurement Comparison

The following graph compares the Company’s cumulative stockholder return on its common stock with the return on the Russell 2000 Index and the Dow Jones US Medical Equipment Index from September 30, 2006 through September 30, 2011, the end of the Company’s fiscal year. The graph assumes investments of $100 on September 30, 2006, the last trading day of that fiscal year, in the Company’s common stock, the Russell 2000 Index and the US Medical Equipment Index and assumes the reinvestment of all dividends.

COMPARISON OF 6 YEAR CUMULATIVE TOTAL RETURN*

Among Sirona Dental Systems, Inc, The Russell 2000 Index

And The Dow Jones US Medical Equipment Index

*$100 invested on 9/30/06 in stock or index-including reinvestment of dividends.

	9/30/2006	9/30/2007	9/30/2008	9/30/2009	9/30/2010	9/30/2011
Sirona Dental Systems Inc.	$100.00	$108.32	$70.70	$90.34	$109.44	$128.79
Russell 2000	100.00	112.34	96.07	86.90	98.50	95.02
Dow Jones US Medical Equipment	100.00	124.99	120.12	100.42	101.36	106.02

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

	Year ended September 30, 2011	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008	Year ended September 30, 2007
	$’000s (except for per share amounts)
Statement of Income Data:
Revenue	$913,866	$770,276	$713,294	$757,111	$659,949
Cost of sales	430,214	371,266	367,152	411,489	355,475

Gross profit	483,652	399,010	346,142	345,622	304,474

Operating expenses/(income):
Selling, general and administrative expense	277,081	235,932	225,351	242,293	203,597
Research and development	55,530	46,365	40,631	48,744	46,945
Provision for doubtful accounts and notes receivable	96	271	763	824	217
Net other operating (income) and restructuring costs	(10,000)	(11,661)	(5,689)	(10,000)	(162)

Operating income	160,945	128,103	85,086	63,761	53,877
Non-operating expense, net	1,416	12,877	21,805	24,825	32,100

Income before taxes	159,529	115,226	63,281	38,936	21,777
Income tax provision/(benefit)	35,744	23,780	9,297	9,337	(34,877)

Net income	123,785	91,446	53,984	29,599	56,654
Less: Net income attributable to noncontrolling interests	1,992	1,457	629	160	185

Net income attributable to Sirona Dental Systems, Inc.	$121,793	$89,989	$53,355	$29,439	$56,469

Income per share (attributable to Sirona Dental Systems, Inc. shareholders):
- Basic	2.19	1.63	0.97	0.54	1.03
- Diluted	2.13	1.59	0.96	0.53	1.02

	As of September 30, 2011	As of September 30, 2010	As of September 30, 2009	As of September 30, 2008	As of September 30, 2007
	$’000s
Balance Sheet Data (at end of period):
Cash and cash equivalents	$345,859	$251,767	$181,098	$149,663	$99,842
Working capital (1) (2)	46,198	297,606	251,070	214,361	131,871
Total assets	1,726,128	1,592,937	1,648,075	1,659,005	1,657,743
Non-current liabilities (2)	254,982	625,219	758,910	857,637	885,807
Total liabilities	790,208	785,304	903,320	998,036	1,048,193
Retained earnings	303,639	181,846	91,857	38,502	9,063
Shareholders’ equity (Sirona Dental Systems, Inc.)	932,276	805,411	743,438	660,343	609,066
Total shareholders’ equity	935,920	807,633	744,755	660,969	609,550

(1)	Working capital is defined as current assets less current liabilities.

(2)	The significant decrease in working capital and non-current liabilities in fiscal year 2011 is due to the reclassification of the final tranche of the senior term loan due in November 2011 as current. The balance of these senior term loans was $364,817 as of September 30, 2011.

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

Sirona has a long tradition of innovation in the dental industry. The Company introduced the first dental electric drill approximately 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (CAD/CAM) system 27 years ago, and numerous other significant innovations in dentistry. Sirona continues to make significant investments in research and development, and its track record of innovative and profitable new products continues today with numerous product launches including: the Orthophos XG 3D imaging unit (launched in March 2011), Sinius treatment center (launched in March 2011); CEREC 4.0 software (launched in March 2011); the Galileos and CEREC combination (launched in September 2009), the CEREC AC unit (launched in January 2009), the Galileos Compact 3D imaging system (launched in July 2008), the TENEO treatment center (launched in July 2008) and the CAD/CAM milling unit MC XL (launched in fiscal year 2007).

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

The U.S. market is the largest individual market for Sirona, followed by Germany. Between fiscal years 2004 and 2011, the Company increased U.S. revenues from $88.2 million to $ 255.9 million, driven by innovative products, particularly in the CAD/CAM and imaging segments and the Schick acquisition. Patterson made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution rights for CAD/CAM products in the U.S. and Canada until 2017 (the “Patterson exclusivity payment”). The amount received was recorded as deferred income and is being recognized on a straight-line basis commencing at the beginning of the extension of the exclusivity period in fiscal year 2008.

In addition to strong U.S. market growth, Sirona has pursued expansion in non-U.S. and non-German markets. Between fiscal years 2004 and 2011, the Company increased revenues in non-U.S. and non-German markets from $190.9 million to $ 469.0 million. To support this growth, Sirona expanded its local presence and distribution channels by establishing sales and service locations e.g. in Japan, Australia, China, Korea, Italy, France, and the UK. The expansion helped to increase market share but also contributed to higher SG&A expenses.

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

Fiscal year 2011was a successful year for Sirona. We posted solid revenue growth, with exceptionally strong performance in Germany on the heels of a successful IDS in Cologne and a trade-in program for CAD/CAM products. In addition, Sirona’s new product introductions demonstrate our continued focus on innovation and the benefits we accrue from our industry-leading investments in research and development. These factors, plus our ongoing initiatives to expand our global sale and service infrastructure, resulted in strong financial performance for the fiscal year. Revenues in international markets increased 20.5% on a constant currency basis, with particularly strong performance in Europe, led by Germany, and Asia-Pacific. Revenues in the U.S. grew 6.8%. In fiscal year 2011, our net income and our operating cash flow benefitted from this strong revenue growth, but also from operating margin expansion and lower interest expense.

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

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currencies vary depending on the country of operation. For the fiscal year ended September 30, 2011, approximately 47% of Sirona’s revenue and approximately 71% of its expenses were in Euro. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2008 and September 30, 2011, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $1.1919 to a high of $1.5121. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of September 30, 2011, these contracts had notional amounts totaling $ 38.0 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information above and under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. The average exchange rate for the fiscal year ended September 30, 2011, was $1.39570 and varied from $1.44395 to $1.30339. For the fiscal year ended September 30, 2010, an average exchange rate converting Euro denominated revenues into U.S. Dollars of $1.35730 was applied.

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

Fluctuations in Quarterly Operating Results

Sirona’s quarterly operating results have varied in the past and are likely to vary in the future. These variations result from a number of factors, many of which are substantially outside its control, including:

•	the timing of new product introductions by us and our competitors;

•	timing of industry tradeshows, particularly the International Dental Show (“IDS”);

•	changes in relationships with distributors;

•	developments in government reimbursement policies;

•	changes in product mix;

•	our ability to supply products to meet customer demand;

•	fluctuations in manufacturing costs;

•	tax incentives;

•	currency fluctuations; and

•	general economic conditions, as well as those specific to the healthcare industry and related industries.

Due to the variations which Sirona has experienced in its quarterly operating results, it does not believe that period-to-period comparisons of results of operations of Sirona are necessarily meaningful or reliable as indicators of future performance.

Effective Tax Rate

Sirona’s effective tax rate may vary significantly from period to period and, as a global enterprise, can be influenced by many factors. These factors include, but are not limited to, changes in the mix of earnings in countries with differing statutory tax rates (including the result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns, tax planning initiatives, tax characteristics of income, changes in exchange rates, as well as the timing and deductibility of expenses for tax purposes. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings outside of the Unites States.

The company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of September 30, 2011, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

Results of Operations

The table below sets forth Sirona’s results of operations for the fiscal periods presented:

	Year ended September 30, 2011	Year ended September 30, 2010	Year ended September 30, 2009
	$’000 (except per share amounts)
Revenue	$913,866	$770,276	$713,294
Cost of sales	430,214	371,266	367,152

Gross profit	483,652	399,010	346,142
Operating expenses/(income):
Selling, general and administrative expense	277,081	235,932	225,351
Research and development	55,530	46,365	40,631
Provision for doubtful accounts and notes receivable	96	271	763
Net other operating (income) and restructuring costs	(10,000)	(11,661)	(5,689)

Operating income	160,945	128,103	85,086
Foreign currency transactions (gain)/loss, net	(5,668)	7,160	(1,248)
Loss/(gain) on derivative instruments	3,302	(6,102)	151
Interest expense, net	3,883	11,043	22,497
Other (income)/expense	(101)	776	405

Income before taxes	159,529	115,226	63,281
Income tax provision	35,744	23,780	9,297

Net income	123,785	91,446	53,984
Less: Net income attributable to noncontrolling interests	1,992	1,457	629

Net income attributable to Sirona Dental Systems, Inc.	$121,793	$89,989	$53,355

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):
- Basic	$2.19	$1.63	$0.97
- Diluted	$2.13	$1.59	$0.96

Fiscal Year Ended September 30, 2011 compared to Fiscal Year Ended September 30, 2010

Revenue

Revenue for the fiscal year ended September 30, 2011 was $913.9 million, an increase of $143.6 million, or 18.6%, as compared with the fiscal year ended September 30, 2010. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 16.4%. By segment, Imaging Systems increased 26.6% (up 24.8% on a constant currency basis), CAD/CAM Systems increased 17.8% (up 15.9% on a constant currency basis), Treatment Centers increased 13.3% (up 10.2% on a constant currency basis), and Instruments increased 8.5% (up 5.6% on a constant currency basis).

We were able to grow our revenues due to solid demand for our innovative products, and we continue to benefit from our increased global sales and service infrastructure. Our products enable dental professionals to improve their clinical results and to increase the profitability of their practices. Our success at the IDS at the end of March 2011 demonstrated our innovative strength and the breadth of our products.

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

Revenue in the U.S. for the fiscal year ended September 30, 2011 was up 6.8% compared to the prior year period. Revenue growth was mainly driven by the Imaging and CAD/CAM segments. Revenue outside the U.S. increased by 24%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 20.5%. Revenue growth was particularly strong in Europe, led by Germany, as well as in the Asia-Pacific market.

Revenue growth on a constant currency basis was mainly volume driven. Prices in general remained stable, with the exception of pricing pressure and product mix shifts in the 2D and 3D panoramic imaging product lines.

Cost of Sales

Cost of sales for the fiscal year ended September 30, 2011 was $430.2 million, an increase of $58.9 million, or 15.9%, as compared with the fiscal year ended September 30, 2010. Gross profit as a percentage of revenue was 52.9% compared to 51.8% in the prior year. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $50.5 million as well as non-cash share-based compensation expense of $0.1 million for the fiscal year ended September 30, 2011, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $56.1 million and non-cash share-based compensation expense of $0.1 million for the fiscal year ended September 30, 2010. Excluding these amounts, cost of sales as a percentage of revenue was 41.5% for the fiscal year ended September 30, 2011, compared with 40.9% for the fiscal year ended September 30, 2010, and therefore gross profit as a percentage of revenue was 58.5% compared to 59.1% in the prior year.

We use gross profit, excluding the impact of the MDP Transaction, to monitor segment performance. By segment, gross profit increased in fiscal year ended September 30, 2011 compared to fiscal year ended September 30, 2010 as follows: Imaging Systems 23.3%, CAD/CAM Systems 16.3%, Instruments 14.6%, and Treatment Centers 9.9%. The increase in Imaging Systems gross profit was driven by the strong growth in sales of our Orthophos products, which, due to product mix, led to a decrease in the segment gross profit margin. The CAD/CAM segment gross profit increase benefited from strong sales in Europe and a successful trade-up program in Germany. The gross profit margin in this segment was below prior year, mainly driven by product mix. Instruments segment gross profit as well as the gross profit margin benefited from volume increases, mainly in our traditional handpiece product lines. Unit growth in our Treatment Center segment resulted in higher gross profit. The gross profit margin in this segment was below prior year, mainly driven by product mix. For more information see Note 24 to our consolidated financial statements for revenues and gross profit by segment for each of the last three fiscal years.

Selling, General and Administrative

For the fiscal year ended September 30, 2011, SG&A expense was $277.1 million, an increase of $41.1 million, or 17.4%, as compared with the fiscal year ended September 30, 2010. SG&A expense for the fiscal year ended September 30, 2011 included a one-time non-cash compensation charge of $6.6 million as a result of a payment made by certain former shareholders of the Company to the chief executive officer and chief financial officer of the Company. SG&A expense also included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $3.1 million, as well as non-cash share-based compensation expense in the amount of $7.3 million.

SG&A expense for the fiscal year ended September 30, 2010 included $3.3 million of amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets, and $13.3 million of non-cash share-based compensation expense.

Excluding the above amounts, as a percentage of revenue, SG&A expense was 29.2% and 28.5% for the fiscal years ended September 30, 2011 and 2010, respectively. The absolute increase in SG&A expense is mainly driven by investments in sales and service infrastructure in international markets, and expenses in connection with the IDS.

Research and Development

R&D expense for the fiscal year ended September 30, 2011 was $55.5 million, an increase of $9.2 million, or 19.8%, as compared with the fiscal year ended September 30, 2010.

R&D expense included non-cash share-based compensation expense in the amount of $0.2 million each for the fiscal years ended September 30, 2011 and 2010. Excluding this amount, as a percentage of revenue, R&D expense increased to 6.1% for the fiscal year ended September 30, 2011, compared to 6.0% for the fiscal year ended September 30, 2010.

The increase of the absolute R&D expense was primarily driven by the timing of new product launches.

Net Other Operating Income

Net other operating income for the fiscal year ended September 30, 2011 compared to September 30, 2010 was as follows:

	Year ended September 30, 2011	Year ended September 30, 2010
	$ millions
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$10.0	$10.0
Gain from the release of remaining accrued restructuring costs	—	0.8
Gain from the sale of a subsidiary	—	0.9

	$10.0	$11.7

(Gain) /Loss on Foreign Currency Transactions

The gain on foreign currency transactions for the fiscal year ended September 30, 2011 amounted to $5.7 million and compares to a loss of $7.2 million for the fiscal year ended September 30, 2010. The components of these results are as follows:

	Year ended September 30, 2011	Year ended September 30, 2010
	$ millions
Unrealized non-cash foreign exchange loss from translation adjustment of deferred income related to the Patterson exclusivity payment	$0.5	$5.7
Unrealized non-cash foreign exchange loss on short-term intra-group loans	1.0	5.1
Gain on other foreign currency transactions	(7.2)	(3.6)

	$(5.7)	$7.2

Loss/(Gain) on Derivative Instruments

The loss of $3.3 million on derivative instruments for the fiscal year ended September 30, 2011 compared to a gain of $6.1 million for the fiscal year ended September 30, 2010. The components of these results are as follows:

	Year ended September 30, 2011	Year ended September 30, 2010
	$ millions
Unrealized non-cash loss on foreign currency hedges	$3.3	$0.3
Unrealized non-cash (gain) on interest swaps	—	(6.4)

	$3.3	$(6.1)

Interest Expense

Net interest expense for the fiscal year ended September 30, 2011, was $3.9 million, compared to $11.0 million for the fiscal year ended September 30, 2010. This decrease resulted from lower interest rates and lower overall debt levels.

Income Tax Provision

For the fiscal years ended September 30, 2011 and 2010, Sirona recorded a profit before income taxes of $159.5 million and $115.2 million, respectively. The average actual effective tax rate for these years was 22.4% and 20.6%, respectively. The income tax provision for the fiscal years ended September 30, 2011 and 2010 was $35.7 and $23.8 million, respectively.

The 22.4% effective tax rate includes the effects from a one-time non-cash charge, as a result of a payment made in the fourth quarter 2011 by certain former shareholders of the Company to the chief executive officer and chief financial officer of the Company. No Company cash was used for the payment, and the payment is not tax-deductible for the Company. Without consideration of this special item, the effective rate for the fiscal year ended September 30, 2011 was 21.5%.

The company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of September 30, 2011, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. In making this determination, the Company also evaluates its expected cash requirements in the United States. These earnings relate to ongoing operations and as of September 30, 2011, amounted to approximately $169 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

Net Income

Sirona’s net income for the fiscal year ended September 30, 2011 was $123.8 million, an increase of $32.3 million, as compared with the fiscal year ended September 30, 2010. Major influencing factors on net income were the increase in revenues, higher costs resulting from increased sales and service infrastructure, the lower amortization and the one-time non-cash compensation charge resulting from a payment made by certain former shareholders of the Company to the chief executive officer and chief financial officer of the Company. The effective tax rate for fiscal year 2011 was 22.4%, up from 20.6% in fiscal year 2010. Excluding the effects from the one-time non-cash compensation charge, the effective tax rate for the fiscal year 2011 would have been 21.5%.

Fiscal year 2011 net income included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction—deal related amortization and depreciation) of $53.6 million ($41.4 million net of tax), unrealized, non-cash foreign currency losses on the deferred income from the Patterson exclusivity payment of $0.5 million ($0.4 million net of tax), losses on the revaluation of short-term intra-group loans of $1.0 million ($0.8 million net of tax), and a one-time non-cash compensation charge of $6.6 million ($6.6 million net of tax).

Sirona’s net income for the fiscal year ended September 30, 2010 included deal related amortization and depreciation of assets acquired in past business combinations of $59.5 million ($47.2 million net of tax), currency revaluation losses on the Patterson exclusivity payment of $5.7 million ($4.5 million after tax), a gain on interest swaps of $6.4 million ($5.1 million net of tax), losses on the revaluation of short-term intra-group loans of $5.1 million ($4.0 million net of tax), a gain on the release of the unused restructuring accrual of $0.8 million ($0.6 million net of tax), and a gain on the sale of a subsidiary of $0.9 million ($0.7 million net of tax).

Share-based compensation expense was $7.6 million ($5.9 million net of tax) in fiscal year 2011, compared to $13.6 million ($10.8 million net of tax) in fiscal year 2010.

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

Cost of Sales

Cost of sales for the fiscal year ended September 30, 2010 was $371.3 million, an increase of $4.1 million, or 1.1%, as compared with the fiscal year ended September 30, 2009. Gross profit as a percentage of revenue was 51.8% compared to 48.5% in the prior year. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $56.1 million as well as non-cash share-based compensation expense of $0.1 million for the fiscal year ended September 30, 2010, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $66.1 million and non-cash share-based compensation expense of $0.3 million for the fiscal year ended September 30, 2009. Excluding these amounts, cost of sales as a percentage of revenue was 40.9% for the fiscal year ended September 30, 2010, compared with 42.2% for the fiscal year ended September 30, 2009, and therefore gross profit as a percentage of revenue was 59.1% compared to 57.8% in the prior year.

By segment, gross profit increased in fiscal year ended September 30, 2010 compared to fiscal year ended September 30, 2009 as follows: Imaging Systems 12.5%, Treatment Centers 12.2%, CAD/CAM Systems 9.4%, and Instruments 9.3%. The increase in Imaging Systems gross profit was driven by the strong growth in sales of our 2D and 3D product lines, which also resulted in an increase in the segment gross profit margin. The Treatment Center segment gross profit and the gross profit margin particularly benefited from favorable product mix, led by strong Teneo sales. The CAD/CAM segment gross profit benefited from the continued demand for our products. A favorable product mix in this segment resulted in an increase in the gross profit margin of this segment. Instruments segment gross profit as well as the gross profit margin benefited from volume increases and strong hygiene product sales. For more information see Note 24 to our consolidated financial statements for revenues and gross profit by segment for each of the last three fiscal years.

Selling, General and Administrative

For the fiscal year ended September 30, 2010, SG&A expense was $235.9 million, an increase of $10.6 million, or 4.7%, as compared with the fiscal year ended September 30, 2009. SG&A expense for the fiscal year ended September 30, 2010 included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $3.3 million as well as non-cash share-based compensation expense in the amount of $13.3 million.

SG&A expense for the fiscal year ended September 30, 2009 included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $4.0 million and $14.9 million of non-cash share-based compensation expense.

Excluding the above amounts, as a percentage of revenue, SG&A expense slightly decreased to 28.5% for the fiscal year ended September 30, 2010 as compared with 28.9% for the fiscal year ended September 30, 2009. The increase in the absolute SG&A expense is mainly driven by investments in sales and service infrastructure in international markets.

Research and Development

R&D expense for the fiscal year ended September 30, 2010 was $46.4 million, an increase of $5.7 million, or 14.1%, as compared with the fiscal year ended September 30, 2009.

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

The increase of the absolute R&D expense was primarily driven by the timing of new product launches.

Net Other Operating Income and Restructuring Costs

Net other operating income for the fiscal year ended September 30, 2010 compared to September 30, 2009 was as follows:

	Year ended September 30, 2010	Year ended September 30, 2009
	$ millions
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$10.0	$10.0
Gain from the release of remaining accrued restructuring costs	0.8	—
Gain from the sale of a subsidiary	0.9	3.9
Restructuring Costs	—	(8.2)

	$11.7	$5.7

Restructuring Costs

In the fiscal year ended September 30, 2009, we incurred restructuring costs of $8.2 million included in net other operating income for certain actions to reduce operating costs and thereby to improve the efficiency of our organization. In the fiscal year ended September 30, 2010, we completed our restructuring efforts and released the remaining accrual of $0.8 million, as actual expenses were lower than the estimated restructuring costs.

Loss/(Gain) on Foreign Currency Transactions

The loss on foreign currency transactions for the fiscal year ended September 30, 2010 amounted to $7.2 million compared to a gain of $1.2 million for the fiscal year ended September 30, 2009. The components of these results are as follows:

	Year ended September 30, 2010	Year ended September 30, 2009
	$ millions
Unrealized non-cash foreign exchange loss/(gain) from translation adjustment of deferred income related to the Patterson exclusivity payment	$5.7	$(1.5)
Unrealized non-cash foreign exchange loss/(gain) on short-term intra-group loans	5.1	(1.4)
(Gain)/loss on other foreign currency transactions	(3.6)	1.7

	$7.2	$(1.2)

For the fiscal year ended September 30, 2009, the gain mainly included realized and unrealized foreign currency gains due to fluctuations of the U.S. Dollar/Euro and Yen/Euro exchange rates.

(Gain)/Loss on Derivative Instruments

The gain of $6.1 million on derivative instruments for the fiscal year ended September 30, 2010 compared to a loss of $0.2 million for the fiscal year ended September 30, 2009. The components of these results are as follows:

	Year ended September 30, 2010	Year ended September 30, 2009
Unrealized non-cash (gain)/loss on foreign currency hedges	$0.3	$(3.7)
Unrealized non-cash (gain)/loss on interest swaps	(6.4)	3.9

	$(6.1)	$0.2

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

The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of September 30, 2010, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. In making this determination, the Company also evaluates its expected cash requirements in the United States. Given the various tax planning alternatives the Company could employ, it is not practicable to determine the income tax liability that would be payable should the Company decide to repatriate these earnings.

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

Fiscal year 2010 net income included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction—deal related amortization and depreciation) of $59.5 million ($47.2 million net of tax), unrealized, non-cash foreign currency losses on the deferred income from the Patterson exclusivity payment of $5.7 million ($4.5 million net of tax), losses on the revaluation of short-term intra-group loans of $5.1 million ($4.0 million net of tax), a gain on interest swaps of $6.4 million ($5.1 million net of tax), a gain on the release of the unused restructuring accrual of $0.8 million ($0.6 million net of tax), and a gain on a sale of a subsidiary of $0.9 million ($0.7 million net of tax).

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

Liquidity and Capital Resources

Historically, Sirona’s principal uses of cash, apart from operating requirements, including research and development expenses, have been for interest payments, debt repayment, and acquisitions. Operating capital expenditures typically are approximately equal to operating depreciation (excluding any effects from the increased amortization and depreciation expense resulting from the step-up to fair values of Sirona’s and Schick’s assets and liabilities required under purchase accounting). These expenditures may temporarily exceed operating depreciation for larger-scale infrastructure and other investment activities that the Company may undertake from time to time. The Company also uses cash for occasional purchases of treasury shares pursuant to stock repurchase programs. Sirona believes that its operating cash flows and available cash will be sufficient to fund its working capital needs, research and development expenses, and anticipated capital expenditures for the foreseeable future.

Cash and cash equivalents held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. Undistributed foreign earnings as of September 30, 2011 amounted to approximately $169 million. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

As of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. On that date, the Company entered into a new senior facilities agreement (the “New Senior Facilities Agreement’) with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors. Initial borrowings under the New Senior Facilities Agreement were used to retire the outstanding borrowings under the Company’s previous credit facilities. Please see “Long-term debt” within this section and Note 14 to our consolidated financial statements for a complete description of this New Senior Facilities Agreement.

Cash Flow

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2011	2010	2009
	$’000s
Net cash provided by operating activities	$178,853	$175,669	$119,899
Net cash used in investing activities	(78,142)	(23,206)	(15,962)
Net cash used in financing activities	(313)	(73,932)	(78,418)

Increase in cash during the period	$100,398	$78,531	$25,519

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $178.9 million for fiscal year 2011 compared to $175.7 million for fiscal year 2010, and $119.9 million for fiscal year 2009. The primary contributing factors to the cash provided by operating activities in fiscal year 2011 was the increase in operating income, partially offset by the increase in accounts receivable and inventories, which was driven by the overall increase in revenues as well as the expansion of our global sales and service infrastructure, resulting in higher working capital requirements. Net cash provided by operating activities for the fiscal year 2010 was impacted by (i) an increase in operating income; (ii) improvement in working capital; and (iii) lower interest payments, driven by lower interest rates and lower debt. Net cash provided by operating activities for the fiscal year 2009 was impacted by (i) an increase in operating income, partly offset by restructuring costs; (ii) income tax refunds received in the amount of $10.8 million; and (iii) income tax payments, net of refunds, for the fiscal year and for prior years in the amount of $20.6 million.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions and long-lived asset disposals.

Net cash used in investing activities was $78.1 million for the fiscal year ended September 30, 2011, compared to $23.2 million for the fiscal year ended September 30, 2010, and $16.0 million for the fiscal year ended September 30, 2009. The primary uses of the investing cash outflow in fiscal year 2011 were for (i) construction of the Center of Innovation in Germany for $13.2 million, which was opened in September 2011, (ii) acquisition of a development stage entity for $20.8 million, (iii) software developed for sale related to product launches and capital expenditures in the course of normal operating activities. The primary contributors to the investing cash outflow in fiscal year 2010 were (i) capital expenditures and software developed for sale related to product launches, (ii) proceeds from the sale of a manufacturing subsidiary in Italy, and (iii) a subsequent payment resulting from a purchase price adjustment for a manufacturing subsidiary in China. The primary contributors in fiscal year 2009 were (i) investments in special tools and software developed for sale related to product launches, and (ii) proceeds from the sale of a sales and service subsidiary in Spain.

Net Cash Used in Financing Activities

Net cash used in financing activities was $0.3 million for the fiscal year ended September 30, 2011, compared to net cash used in financing activities of $73.9 million for the fiscal year ended September 30, 2010 and net cash used in financing activities of $78.4 million for the fiscal year ended September 30, 2009. Net cash used in financing activities in fiscal year 2011 results from purchase of treasury shares via the Company’s Stock Purchase Plan, mostly offset by proceeds and tax-related benefits from exercises of options previously granted in the Company’s stock-based compensation activities. Net cash used in financing activities in fiscal year 2010 relates mainly to the early repayment of senior debt that was originally due in November 2010, eight months ahead of schedule. Net cash used in financing activities in fiscal year 2009 related primarily to the early repayment of senior debt that was originally due in November 2009, six months ahead of schedule.

Other Financial Data

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2011	2010	2009
	$’000s
Net income attributable to Sirona Dental Systems, Inc.	$121,793	$89,989	$53,355
Net interest expense	3,883	11,043	22,497
Provision for income taxes	35,744	23,780	9,297
Depreciation	26,231	21,880	20,110
Amortization	54,941	60,844	71,486

EBITDA	$242,592	$207,536	$176,745

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

In addition to EBITDA, the accompanying financial tables also set forth certain supplementary information that Sirona believes is useful for investors in evaluating Sirona’s underlying operations. This supplemental information includes gains/losses recorded in the periods presented which relate to share based compensation, revaluation of the U.S. Dollar-denominated exclusivity payment and borrowings where the functional currency is the Euro, and the one-time non-cash compensation charge resulting from a payment by certain former shareholders of the Company to the chief executive officer and chief financial officer of the Company. Sirona’s management believes that these items are either nonrecurring or non-cash in nature, and should be considered by investors in assessing Sirona’s financial condition, operating performance and underlying strength.

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

Supplemental Information

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2011	2010	2009
	$’000s
Share-based compensation	$7,604	$13,616	$15,726
Unrealized, non-cash loss/(gain) on revaluation of the carrying value of the $-denominated exclusivity fee	499	5,713	(1,482)
Unrealized, non-cash loss/(gain) on revaluation of the carrying value of short-term intra-group loans	1,045	5,108	(1,380)
One-time non-cash compensation charge	6,625	—	—

	$15,773	$24,437	$12,864

Long-Term Debt

Prior Senior Facilities Agreement

On November 22, 2006, Sirona Dental Systems, Inc. entered into a Senior Facilities Agreement (the “Prior Senior Facilities Agreement”) as original guarantor, with all significant subsidiaries of Sirona as original borrowers and original guarantors. Initial borrowings under the Prior Senior Facilities Agreement plus excess cash were used to retire the outstanding borrowings under the Company’s previous credit facilities.

The Prior Senior Facilities Agreement included: (1) a term loan A1 in an aggregate principal amount of $150 million (the “tranche A1 term loan”) available to Schick Technologies, Inc., a New York company and wholly-owned subsidiary of Sirona (“Schick NY”), as borrower; (2) a term loan A2 in an aggregate principal amount of Euro 275 million (the “tranche A2 term loan”) available to Sirona’s subsidiary, Sirona Dental Services GmbH, as borrower; and (3) a $150 million revolving credit facility available to Sirona Dental Systems GmbH, Schick NY and Sirona Dental Services GmbH, as initial borrowers. The revolving credit facility was available for borrowing in Euro, U.S. Dollars, Yen or any other freely available currency agreed to by the facility agent. The facilities were made available on an unsecured basis. Subject to certain limitations, each European guarantor guaranteed the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There were no cross-border guarantees since all guarantees were by entities that have the same functional currency as the currency in which the respective guaranteed borrowing is denominated.

Each of the senior term loans was to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% was due on November 24, 2009, 15% was due on November 24, 2010 and 70% is due on November 24, 2011. The senior debt repayment tranche originally scheduled for November 24, 2009 was prepaid on May 11, 2009 in the amount of $78.6 million, and the senior debt repayment tranche originally scheduled for November 24, 2010 was prepaid on March 31, 2010 in the amount of $78.1 million. The senior debt repayment tranche originally scheduled for November 24, 2011 was repaid on November 16, 2011 in connection with the Company’s New Senior Facilities Agreement, discussed below. At the Company’s current Debt Cover Ratio, the loans under the Prior Senior Facilities Agreement bore interest of Euribor, for Euro-denominated loans, and Libor for the other loans, plus a margin of 45 basis points for both.

The Prior Senior Facilities Agreement contained a margin ratchet. Pursuant to this provision, which applied from November 24, 2007 onwards, the applicable margin varied between 90 basis points and 45 basis points per annum according to the Company’s leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement). Interest rate swaps were established for 66.6% of the interest until March 2010. These swaps expired on March 31, 2010 and were not renewed. The interest rate swaps fixed the LIBOR or EURIBOR element of interest payable on 66.7% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period ranged from 3.50% to 5.24%. Settlement of the swaps was required on a quarterly basis.

The Prior Senior Facilities Agreement contained restrictive covenants that limited Sirona’s ability to make loans, make investments (including in joint ventures), incur additional indebtedness, make acquisitions or pay dividends, subject to agreed-upon exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of interest payments and defined earnings measures. If the Company breaches any of the covenants, the loans will be become repayable on demand.

Debt issuance costs of $5.6 million were incurred in relation to the financing in November 2006 and were capitalized as deferred charges and are amortized using the effective interest method over the term of the loan.

New Senior Facilities Agreement

On November 14, 2011, the Company entered into a new senior facilities agreement (the “New Senior Facilities Agreement”) with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors. As of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. Initial borrowings under the New Senior Facilities Agreement were used to retire the outstanding borrowings under the Company’s previous credit facilities.

The New Senior Facilities Agreement includes: (1) a term loan in an aggregate principal amount of $75 million (the “Facility A Term Loan”) available to Sirona or Schick NY, as borrower; (2) a 120 million Euro revolving credit facility (“Revolving Facility B”) available to Sirona Dental Systems GmbH and Sirona Dental Services GmbH, as initial borrowers; and (3) a $100 million revolving credit facility (“Revolving Facility C”) available to Sirona or Schick NY, as initial borrowers. The Revolving Facility B is available for borrowing in Euro or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There are no cross-border guarantees.

Of the amount borrowed under the Facility A Term Loan, 30% is due on November 16, 2015, and the balance is due on November 16, 2016. The loans under the New Senior Facilities Agreement bear interest of Euribor, for Euro-denominated loans, and Libor for the other loans, plus an initial margin of 160, 85 and 110 basis points for the Facility A Term Loan, Revolving Facility B and Revolving Facility C, respectively.

The New Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which will apply from March 31, 2012 onwards, the applicable margin will vary depending on the Company’s leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the new Senior Facilities Agreement) between 160 basis points and 215 basis points for the Facility A Term Loan, 85 basis points and 140 basis points for the Revolving Facility B, and 110 basis points and 165 basis points for the Revolving Facility C.

The New Senior Facilities Agreement contains restrictive covenants that limit Sirona’s ability to make loans, to incur additional indebtedness, and to make disposals, subject to agreed-upon exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of consolidated total net debt to consolidated adjusted EBITDA. If the Company breaches these covenants, the loans will be become repayable on demand.

On November 16, 2011, Sirona entered into 5-year payer interest rate swaps to fully hedge its 3-month LIBOR exposure. The terms of the swap reflect the term structure of the underlying loan. The effective nominal interest rate is expected to be 1.28% plus the applicable margin. Settlement of the swaps is required on a quarterly basis.

Expected debt issuance costs of approximately $2.7 million were incurred in relation to the financing in November 2011 and will be capitalized as deferred charges and amortized using the effective interest method over the term of the loans.

Contractual Obligations and Commercial Commitments

The following table summarizes contractual obligations and commercial commitments as of September 30, 2011.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	$’000s
Long-term debt	$368,403	$368,403	$—	$—	$—
Operating lease obligations	53,113	10,637	14,309	8,664	19,503
Pension	25,390	2,304	4,707	4,938	13,441
Purchase commitments	26,059	—	26,059	—	—

Total	$472,965	$381,344	$45,075	$13,602	$32,944

As of November 16, 2011, Sirona fully repaid its obligations under the current Senior Facilities Agreement, which included the long-term debt payments due in less than one year as disclosed above.

Off-Balance Sheet Arrangements

In July 2005, Sirona entered into a sale and leaseback agreement regarding unused land on the Bensheim site of Sirona in Germany. The land was sold for Euro 0.9 million ($1.2 million at the U.S. Dollar/Euro exchange rate of September 30, 2011) to an unrelated property development company, who constructed an office building based on Sirona’s specifications on the site. Sirona leases the building from the property development company through a 20-year lease. Rental payments started in April 2007 when the building was ready for occupancy. Under the terms of the lease, rent is fixed at Euro 1.2 million ($1.6 million at the U.S. Dollar/Euro exchange rate of September 30, 2011) per annum until 2013. After 2013, rent is subject to adjustment according to an inflation index. The land remains an asset on Sirona’s balance sheet and the building has been accounted for as an operating lease.

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

Revenue Recognition

In the fiscal year ended September 30, 2011, the Company adopted the new accounting guidance for multiple-deliverable revenue arrangements (ASU 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force). This new guidance establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term “fair value” in the revenue allocation with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, replaces the “residual method” of allocation with the “relative selling-price method”, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables applying this method, including proportional allocation of any discounts to each deliverable.

In the fiscal year ended September 30, 2011, the Company also adopted the new accounting guidance for revenue arrangements that include both tangible products and software elements (ASU 2009-14, Certain Revenue Arrangements that Include Software Elements – a consensus of the FASB Emerging Issues Task Force). This new guidance removes from the scope of the software revenue recognition guidance in ASC 985-605, Software Revenue Recognition, those tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. In addition, this guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition guidance as well as provides further guidance on determining which software, if any, relating to the tangible product also would be excluded from the scope of software revenue recognition guidance.

The Company adopted these standards for applicable arrangements that were entered into or materially modified on or after October 1, 2010. Implementation of these standards did not have a material impact on the Company’s consolidated financial statements in the period under report and is not expected to significantly affect the timing and pattern of revenue recognition in future periods.

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

The key assumption used in the actuarial calculations for the defined benefit pension plans is the selection of the appropriate discount rate. The discount rate has been selected by reference to market interest rates. The discount rate used reflects the rates available on high quality fixed income investment of appropriate duration at the measurement dates of each year. Fluctuations in market interest rates could impact the amount of pension expense recorded for these plans. The discount rate assumption changed from 4.75% at September 30, 2010 to 5.25% at September 30, 2011, thereby affecting the amount of pension obligation recorded at September 30, 2011.

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

The Company also has an early retirement plan, Altersteilzeit (“ATZ”), which allows certain German employees who have been accepted into the plan to retire at 60 rather than at the legal retirement age of 67. Eligible employees are those who have attained the age of 55 by calendar year 2009 and have been accepted to participate in the ATZ plan. The ATZ plan can cover a period between the ages of 58 to 63 of the participating employees and is split into an active service period, where the employees work full time for the Company, and an inactive service period, where the employees do not work for the Company. During the active service period, the employees receive 50% of their salary plus a bonus payment equal to 35% of their salary, and the remaining 50% of their salary, plus a bonus payment equal to 35% of their salary is paid during the inactive service period. The Company recognizes the salary component of the ATZ plan over the period from the beginning of the ATZ period to the end of the active service period. The Company recognizes the bonus component over the period from the point at which the employee signs the ATZ contract until the end of the inactive service period.

Income Taxes

Sirona recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Sirona regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, as necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If Sirona is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, it could be required to increase its valuation allowance against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on operating results. As of September 30, 2011, Sirona had recorded valuation allowances against its deferred tax assets in the amount of $1.0 million. Further information on income taxes is provided in Note 11 to the consolidated financial statements appearing elsewhere in this report.

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

Impairment of Indefinite-Lived Assets

Under its current accounting policies, Sirona tests goodwill for impairment annually on September 30 by comparing the fair value of its reporting units to their carrying values. We regard our reporting units to be our operating segments (Dental CAD/CAM Systems, Imaging Systems, Treatment Centers, and Instruments). Goodwill has been allocated to reporting units for impairment testing. Goodwill may be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying amount of a reporting unit exceeds its fair value, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment. In this second step, a fair value exercise similar to a business combination would be performed where the individual identifiable assets and liabilities of the reporting unit are valued at fair value with the difference between the fair value of the reporting unit being the implied fair value of goodwill. The Company uses a discounted future cash flow model to estimate reporting unit fair value. Significant assumptions in our discounted cash flow model include discount rate, revenue and profit margin growth and terminal growth rates. Although we believe our judgments, estimates and assumptions used in determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.

Sirona evaluates trademarks, which are considered indefinite-lived intangible assets, and in-process research and development (“IPR&D”), which are considered indefinite-lived intangible assets until the associated projects are completed, for impairment at least annually or whenever events or circumstances indicate their carrying value might be impaired. In performing this assessment, Sirona’s management considers operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. The carrying value of trademarks and IPR&D is considered impaired when their carrying value exceeds their fair market value. In such an event, an impairment loss is recognized equal to the amount of that excess. Key assumptions in determining fair value include using the projected cash flows discounted at a rate commensurate with the risk involved.

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

The following discussion should be read in conjunction with Notes 2, 13, and 14 to Sirona’s audited consolidated financial statements appearing elsewhere in this report, which provide further information on Sirona’s derivative instruments.

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

A hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased the interest expense for the fiscal years ended September 30, 2011 and 2010, by approximately $3.8 million and $2.5 million, respectively.

The following table presents the interest rates and scheduled maturities of principal by fiscal year for our outstanding variable-rate indebtedness as of September 30, 2011:

As of September 30, 2011	Expected Maturity Date
	Fiscal Year
	2012	2013	2014	2015	2016	Beyond 2017	Total	Fair Value
	$’000s
Instruments sensitive to interest rate risk
(1) Variable-rate debt (U.S. dollar)	$105,000	$—	—	—	—	—	$105,000	$105,000
Actual interest rate of 0.69% per annum as of September 30, 2011
(2) Variable-rate debt (Euro, held by subsidiaries with Euro as functional currency)	259,817	—	—	—	—	—	259,817	259,817
Actual interest rate of 1.81% per annum as of September 30, 2011

Total instruments sensitive to interest rate risk	$364,817	$—	—	—	—	—	$364,817	$364,817

Exchange Rate Sensitivity

The Euro is the functional currency for the majority of Sirona’s subsidiaries, including its German operations, which are the primary sales and manufacturing operations of Sirona. Sales from other Sirona operations are denominated in various foreign currencies. Sales in Euro, U.S. Dollar and other currencies represented 47.3%, 33.1% and 19.6%, respectively, of total sales for fiscal year 2011. In order to hedge portions of the transactional exposure to fluctuations in exchange rates between the U.S. Dollar and the Euro, based on forecasted and firmly committed cash flows, Sirona enters into forward foreign currency (different from functional currency) contracts. These forward foreign currency contracts are intended to protect Sirona against the short-term effects of changes in the exchange rates. Sirona does not apply hedge accounting to these forward foreign currency contracts.

A significant portion of our senior term loan is denominated in Euro. The Euro-denominated part of the senior term loan was granted to one of our German subsidiaries, whose functional currency is the Euro. Accordingly, the Company does not consider this facility to be a foreign currency risk sensitive instrument.

The table below provides information, as of September 30, 2011, about receivables and derivative financial instruments by functional currency and presents such information in U.S. Dollars, which is Sirona’s reporting currency. The table summarizes information only for those instruments and transactions that are sensitive to foreign currency exchange rates. The estimated fair value of receivables is considered to approximate their carrying value because receivables have a short maturity. A receivable denominated in Euro held by subsidiaries whose functional currency is the Euro is not sensitive to exchange rate changes. The table below includes only those Euro receivables held by subsidiaries with non-Euro functional currencies. Likewise, a receivable denominated in U.S. Dollars held by entities whose functional currency is the U.S. Dollar is not sensitive to exchange rate changes. The table below includes only those U.S. Dollar receivables held by subsidiaries with non-U.S. Dollar functional currencies. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

As of September 30, 2011	Expected Maturity Date
	Fiscal Year
	2012	2013	2014	2015	2016	Beyond 2017	Total	Fair Value
	$’000s
Instruments sensitive to exchange rate risk (all held by subsidiaries with functional currencies other than those stated below)

Receivables (grouped by transactional currency):

U.S. Dollar	$21,533	$—	—	—	—	—	$21,533	$21,533
Japanese Yen	23,538	—	—	—	—	—	23,538	23,538
Australian Dollar	4,824	—	—	—	—	—	4,824	4,824
Euro	471	—	—	—	—	—	471	471
Swiss Francs	51	—	—	—	—	—	51	51
Korean Won	4,981	—	—	—	—	—	4,981	4,981
Russian Ruble	2,721	—	—	—	—	—	2,721	2,721
Turkish Lira	439	—	—	—	—	—	439	439
Brazilian Real	1,498	—	—	—	—	—	1,498	1,498
Thai Bhat	5	—	—	—	—	—	5	5

Total receivables sensitive to exchange rate risk	$60,061	$—	—	—	—	—	$60,061	$60,061

Forward Exchange Contracts:

U.S. Dollar short / Euro long	$27,587						$27,587	$(1,528)
Australian Dollar short / Euro long	4,619						4,619	30
Japanese Yen short / Euro long	5,842						5,842	(209)

Total U.S. Dollar notional amount	$38,048	—	—	—	—	—	$38,048	$(1,707)

Average contract exchange rate (all contracts) U.S. Dollar/Euro	$1.4074	—	—	—	—	—	—	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included as a separate section of this Annual Report on Form 10-K, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2011. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, management believes that, as of September 30, 2011, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm, which audited the Company’s financial statements included in this

Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. Please see attestation report on page F-3.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before January 28, 2012.

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

10.20	Company’s 2008 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 8, 2008)†

10.21	Company’s 2009 Executive Bonus Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on December 4, 2008)†

10.22	Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Jost Fischer, dated as of December 2, 2008 (superseding an Executive Service Agreement between Sirona Dental GmbH and Jost Fischer, dated as of October 10, 2007, which superseded the Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Jost Fischer, dated as of January 25, 2002) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed on December 4, 2008)†

10.23	Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Simone Blank, dated as of December 2, 2008 (superseding an Executive Service Agreement between Sirona Dental GmbH and Simone Blank, dated as of October 1, 2007, which superseded the Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Simone Blank, dated as of June 27, 2001) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed on December 4, 2008)†

10.24	Amendment to Employment Agreement, dated as of December 2, 2008, between the Company and Jeffrey T. Slovin (amending the Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 14, 2006 and superseding the Employment Agreement between the Company and Jeffrey T. Slovin dated as of June 9, 2004) (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed on December 4, 2008)†

10.25	Sirona Dental Systems, Inc. Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 3, 2009)†

10.26	Schick Technologies, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to Form 8-K, filed March 3, 2009)†

10.27	Renewal Letter Agreement, dated as of May 4, 2009, between Sirona Dental Services GmbH, a corporation organized under the laws of Germany (“Sirona GmbH”) and Sirona Holdings Luxco S.C.A., a société en commandite par actions organized under the laws of the Grand Duchy of Luxembourg (“Luxco”), to the Advisory Services Agreement dated October 1, 2005 between Sirona GmbH and Luxco, together with the Assignment and Assumption Agreement dated May 4, 2009 among Sirona GmbH, Sirona Dental Systems, Inc. and Luxco (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed May 5, 2009)

10.28	Form of Restricted Stock Unit Agreement for December 8, 2009 restricted stock unit grants (incorporated by reference to Exhibit 10.1 to Form 8-K, filed December 11, 2009)†

10.29	Amendment to Distributorship Agreement, dated May 5, 2010, by and between Schick Technologies, Inc. and Patterson Companies, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed May 5, 2010)**

10.30	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of September 20, 2010, between the Company and Jeffrey T. Slovin (amending the Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 14, 2006) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed September 23, 2010)†

10.31	Employment Agreement, dated as of September 13, 2007, as amended on October 15, 2008, by and between Sirona Dental GmbH and Walter Petersohn (incorporated by reference to Exhibit 10.1 to Form 8-K, filed September 23, 2010)†

10.32	Supplement Agreement to Service Agreement between Sirona Dental GmbH, the Company and Jost Fischer, dated as of November 15, 2010, as amended by the Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Jost Fischer, dated as of December 2, 2008 (incorporated by reference to Exhibit 10.32 to Form 10-K, filed November 18, 2010)†**

10.33	Supplement Agreement to Service Agreement between Sirona Dental GmbH, the Company and Simone Blank, dated as of November 15, 2010, as amended by the Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Simone Blank, dated as of December 2, 2008 (incorporated by reference to Exhibit 10.33 to Form 10-K, filed November 18, 2010)†**

10.34	Amendment to Consolidated and Restated Amendment to Distributorship Agreement, dated May 3, 2011, between Patterson Companies. Inc. and Sirona Dental Systems GMBH (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed May 6, 2011)**

10.35	Senior Facilities Agreement between, among others, Sirona Dental Systems, Inc., Schick Technologies, Inc., Sirona Dental Systems, LLC, Sirona Dental Services GmbH, Sirona Dental Systems GmbH, Sirona Immobilien GmbH, Sirona Technologie GmbH & Co. KG, JPMorgan Limited, UniCredit Bank AG and J.P. Morgan Europe Limited, dated November 14, 2011 (incorporated by reference to Exhibit 10.35 to Form 8-K, filed November 18, 2011)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)

16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission confirming statements made about it by Company in connection with changes to the Company’s certifying accountant (incorporated by reference to Exhibit 16.1 to Form 8-K, filed June 26, 2006)

21.1	List of Subsidiaries of Company*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Labels Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

†	Compensatory plan or arrangement
*	Filed herewith
**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
***	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended September 30, 2011, 2010 and 2009, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended September 30, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009, and (v) Notes to Consolidated Condensed Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 21, 2011
SIRONA DENTAL SYSTEMS, INC.

	By:	/s/ Jost Fischer

Chairman and Chief Executive Officer

Jost Fischer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOST FISCHER Jost Fischer	Chairman of the Board and Director and Chief Executive Officer (Principal Executive Officer)	November 21, 2011

/s/ SIMONE BLANK Simone Blank	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	November 21, 2011

/s/ NICHOLAS W. ALEXOS Nicholas W. Alexos	Director	November 21, 2011

/s/ DAVID BEECKEN David Beecken	Director	November 21, 2011

/s/ WILLIAM K. HOOD William K. Hood	Director	November 21, 2011

/s/ ARTHUR D. KOWALOFF Arthur D. Kowaloff	Director	November 21, 2011

/s/ THOMAS JETTER Thomas Jetter	Director	November 21, 2011

/s/ HARRY M. JANSEN KRAEMER, JR. Harry M. Jansen Kraemer, Jr.	Director	November 21, 2011

/s/ TIMOTHY D. SHEEHAN Timothy D. Sheehan	Director	November 21, 2011

/s/ JEFFREY T. SLOVIN Jeffrey T. Slovin	President and Director	November 21, 2011

/s/ TIMOTHY P. SULLIVAN Timothy P. Sullivan	Director	November 21, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sirona Dental Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2011 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirona Dental Systems, Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 21, 2011 expressed an unqualified opinion on the effectiveness of Sirona Dental Systems, Inc.’s internal control over financial reporting.

KPMG AG Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany

November 21, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sirona Dental Systems, Inc.:

We have audited Sirona Dental Systems, Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirona Dental Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sirona Dental Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2011, and our report dated November 21, 2011 expressed an unqualified opinion on those financial statements.

KPMG AG Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany

November 21, 2011

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Financial Statement Notes	September 30, 2011	September 30, 2010
		$’000s (except per share amounts)
ASSETS

Current assets
Cash and cash equivalents		$345,859	$251,767
Restricted cash		—	703
Accounts receivable, net of allowance for doubtful accounts of $1,868 and $1,681, respectively	7	97,853	82,952
Inventories, net	8	93,028	74,027
Deferred tax assets	11	25,014	20,570
Prepaid expenses and other current assets		15,477	24,139
Income tax receivable	11	4,193	3,533

Total current assets		581,424	457,691

Property, plant and equipment, net of accumulated depreciation and amortization of $111,832 and $90,713, respectively	9	131,044	102,686
Goodwill	10	653,799	656,465
Investments		2,453	2,317
Restricted cash		655	—
Intangible assets, net of accumulated amortization of $412,428 and $371,303, respectively	10	346,442	362,722
Other non-current assets		2,884	2,229
Deferred tax assets	11	7,427	8,827

Total assets		$1,726,128	$1,592,937

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		$48,697	$42,737
Short-term debt and current portion of long-term debt	13	368,403	2,935
Income taxes payable	11	6,811	7,748
Deferred tax liabilities	11	1,108	1,456
Accrued liabilities and deferred income	12	110,207	105,209

Total current liabilities		535,226	160,085

Long-term debt	14	—	367,801
Deferred tax liabilities	11	138,327	138,190
Other non-current liabilities		16,978	6,556
Pension related provisions	20	49,677	52,672
Deferred income	15	50,000	60,000

Total liabilities		790,208	785,304

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		—	—
Common stock ($0.01 par value; 95,000,000 shares authorized;

56,292,420 shares issued and 55,815,323 shares outstanding at Sept. 30, 2011;
55,333,304 shares issued and 55,305,581 shares outstanding at Sept. 30, 2010		563	553
Additional paid-in capital		685,617	652,698
Treasury stock (at cost)
477,097 shares held at cost at Sept. 30, 2011; 27,723 shares held at cost at Sept. 30, 2010		(19,749)	(284)
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		303,639	181,846
Accumulated other comprehensive income	6	11,309	19,701

Total Sirona Dental Systems, Inc. shareholders’ equity		932,276	805,411

Noncontrolling interests		3,644	2,222

Total shareholders’ equity		935,920	807,633

Total liabilities and shareholders’ equity		$1,726,128	$1,592,937

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Financial Statement Notes	Year ended September 30, 2011	Year ended September 30, 2010	Year ended September 30, 2009
		$’000s (except per share amounts)
Revenue		$913,866	$770,276	$713,294
Cost of sales		430,214	371,266	367,152

Gross profit		483,652	399,010	346,142

Selling, general and administrative expense		277,081	235,932	225,351
Research and development		55,530	46,365	40,631
Provision for doubtful accounts and notes receivable		96	271	763
Net other operating (income) and restructuring costs	21	(10,000)	(11,661)	(5,689)

Operating income		160,945	128,103	85,086

(Gain)/Loss on foreign currency transactions, net		(5,668)	7,160	(1,248)
Loss/(gain) on derivative instruments	22	3,302	(6,102)	151
Interest expense, net	19	3,883	11,043	22,497
Other (income)/expense		(101)	776	405

Income before taxes		159,529	115,226	63,281
Income tax provision	11	35,744	23,780	9,297

Net income		123,785	91,446	53,984
Less: Net income attributable to noncontrolling interests		1,992	1,457	629

Net income attributable to Sirona Dental Systems, Inc.		$121,793	$89,989	$53,355

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):	16
- Basic		$2.19	$1.63	$0.97
- Diluted		$2.13	$1.59	$0.96
Weighted average shares — basic		55,735,422	55,146,180	54,879,417
Weighted average shares — diluted		57,292,996	56,616,086	55,397,614

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Sirona Dental Systems, Inc. Shareholders
	Common share capital	Number of common shares issued and outstanding	Additional paid-in capital	Treasury stock	Excess of purchase price over predecessor basis	Retained earnings	Accumulated other comprehensive income	Total Sirona Dental Systems, Inc. Shareholders	Noncontrolling interests	Total
	$’000s (except for amount of common shares issued)
Balances as of September 30, 2008	$549	54,865,995	$620,732	$—	$(49,103)	$38,502	$49,663	$660,343	$626	$660,969

Issuance of common stock upon exercise of options	1	106,759	531		—	—	—	532		532
Purchase of treasury stock (at cost)		(27,723)		(284)				(284)		(284)
Stock compensation	—		15,726		—	—	—	15,726		15,726
Tax benefit of stock options exercised	—		275		—	—	—	275		275

Comprehensive income:
Net income	—		—		—	53,355	—	53,355	629	53,984
Cumulative translation adjustment	—		—		—	—	14,252	14,252	62	14,314
Unrecognized elements of pension cost, net of tax	—		—		—	—	(761)	(761)		(761)

Total comprehensive income	—		—	—	—	53,355	13,491	66,846	691	67,537

Balances as of September 30, 2009	$550	54,945,031	$637,264	$(284)	(49,103)	$91,857	$63,154	$743,438	$1,317	$744,755

Issuance of common stock upon exercise of options	3	360,550	4,097		—	—	—	4,100		4,100
Stock compensation	—		13,616		—	—	—	13,616		13,616
Tax benefit of stock options exercised	—		(1,382)		—	—	—	(1,382)		(1,382)
Purchase of shares from noncontrolling interest			(897)					(897)	(622)	(1,519)

Comprehensive income:
Net income	—		—		—	89,989	—	89,989	1,457	91,446
Cumulative translation adjustment	—		—		—		(39,313)	(39,313)	70	(39,243)
Unrecognized elements of pension cost, net of tax	—		—		—	—	(4,140)	(4,140)		(4,140)

Total comprehensive income	—		—	—	—	89,989	(43,453)	46,536	1,527	48,063

Balances as of September 30, 2010	$553	55,305,581	$652,698	$(284)	(49,103)	$181,846	$19,701	$805,411	$2,222	$807,633

Issuance of common stock upon exercise of options	10	959,116	11,138		—	—	—	11,148		11,148
Purchase of treasury stock (at cost)		(449,374)		(19,465)				(19,465)		(19,465)
Stock compensation	—		7,604		—	—	—	7,604		7,604
Tax benefit of stock options exercised	—		7,552		—	—	—	7,552		7,552
Compensation charge paid by shareholders (Note 25)			6,625					6,625		6,625
Dividend distribution to noncontrolling interest									(487)	(487)

Comprehensive income:
Net income	—		—		—	121,793	—	121,793	1,992	123,785
Cumulative translation adjustment	—		—		—		(10,803)	(10,803)	(83)	(10,886)
Unrecognized elements of pension cost, net of tax	—		—		—	—	2,411	2,411	—	2,411

Total comprehensive income	—		—	—	—	121,793	(8,392)	113,401	1,909	115,310

Balances as of September 30, 2011	$563	55,815,323	$685,617	$(19,749)	(49,103)	$303,639	$11,309	$932,276	$3,644	$935,920

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2011	Year ended September 30, 2010	Year ended September 30, 2009
	$’000s
Cash flows from operating activities
Net income	$123,785	$91,446	$53,984

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	81,173	82,724	91,596
Compensation charge paid by shareholders (Note 25)	6,625	—	—
Loss on disposal of property, plant and equipment	—	1	193
Loss/(gain) on derivative instruments	3,302	(6,102)	151
(Gain)/loss on foreign currency transactions	(5,668)	7,160	(1,248)
Deferred income taxes	(17,173)	(21,463)	(21,862)
Amortization of debt issuance cost	587	1,016	1,188
Share-based compensation expense	7,604	13,616	15,726

Changes in assets and liabilities
Accounts receivable	(14,202)	8,800	(18,776)
Inventories	(19,542)	(2,541)	4,247
Prepaid expenses and other current assets	8,861	5,532	2,211
Restricted cash	20	134	51
Other non-current assets	(453)	(9,097)	(79)
Trade accounts payable	6,191	6,076	(7,896)
Accrued interest on long-term debt	—	(158)	(4,441)
Accrued liabilities and deferred income	2,566	2,816	(2,576)
Other non-current liabilities	(2,997)	(7,840)	(1,247)
Income taxes receivable	(697)	265	8,192
Income taxes payable	(1,129)	3,284	485

Net cash provided by operating activities	$178,853	$175,669	$119,899

Cash flows from investing activities
Investment in property, plant and equipment	(56,958)	(23,963)	(20,974)
Proceeds from sale of property, plant and equipment	—	255	350
Purchase of intangible assets	(203)	(851)	(168)
Purchase of long-term investments	(145)	(575)	(155)
Acquisition of business, net of cash acquired	(20,836)	—	—
Sale of business, net of cash sold	—	1,928	4,985

Net cash used in investing activities	$(78,142)	$(23,206)	$(15,962)

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2011	Year ended September 30, 2010	Year ended September 30, 2009
	$’000s
Cash flows from financing activities
Repayments of short-term and long-term debt	$—	$(78,072)	$(78,928)
Purchase of treasury stock	(19,465)	—	(284)
Purchase of shares from noncontrolling interest	—	(1,519)	—
Dividend distributions to noncontrolling interest	(487)	—	—
Common shares issued under share based compensation plans	11,138	4,097	531
Tax effect of common shares exercised under share based compensation plans	8,501	1,562	263

Net cash used in financing activities	$(313)	$(73,932)	$(78,418)

Change in cash and cash equivalents	100,398	78,531	25,519
Effect of exchange rate change on cash and cash equivalents	(6,306)	(7,862)	5,916
Cash and cash equivalents at beginning of period	251,767	181,098	149,663

Cash and cash equivalents at end of period	$345,859	$251,767	$181,098

Supplemental information
Interest paid	$3,380	$9,535	24,618
Interest capitalized	450	506	280
Income taxes paid	46,923	43,052	20,585

Acquisition of business
Current assets	$201	$—	$—
Non-current assets	47,255	—	—
Current liabilities	(269)	—	—
Non-current liabilities	(16,139)	—	—

	31,048	—	—
Cash paid	(20,895)	—	—

Fair value of liabilities incurred	$10,153	$—	$—

Sale of business, net of cash sold
Current assets	$—	$2,406	$5,899
Non-current assets	—	550	291
Current liabilities	—	(867)	(1,205)
Non-current liabilities	—	(161)	—

	$—	$1,928	$4,985

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

In the fiscal year ended September 30, 2011, the Company adopted the new accounting guidance for multiple-deliverable revenue arrangements (ASU 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force). This new guidance establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term “fair value” in the revenue allocation with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, replaces the “residual method” of allocation with the “relative selling-price method”, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables applying this method, including proportional allocation of any discounts to each deliverable.

In the fiscal year ended September 30, 2011, the Company also adopted the new accounting guidance for revenue arrangements that include both tangible products and software elements (ASU 2009-14, Certain Revenue Arrangements that Include Software Elements – a consensus of the FASB Emerging Issues Task Force). This new guidance removes from the scope of the software revenue recognition guidance in ASC 985-605, Software Revenue Recognition, those tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. In addition, this guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition guidance as well as provides further guidance on determining which software, if any, relating to the tangible product also would be excluded from the scope of software revenue recognition guidance.

The Company adopted these standards for applicable arrangements that were entered into or materially modified on or after October 1, 2010. Implementation of these standards did not have a material impact on the Company’s consolidated financial statements in the period under report and is not expected to significantly affect the timing and pattern of revenue recognition in future periods.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Warranty Expense

The Company offers warranties on its products for periods between one and three years. Estimated future warranty obligations related to product sales are charged to operations in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and other relevant information of which the Company is aware. Estimated warranty expenses are recorded as an accrued liability and selling, general and administrative expense. See Note 18, “Product Warranty” for additional information.

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in revenues and the associated expense is recorded in cost of sales for all periods presented.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are expensed as incurred and recorded within selling, general and administrative expense. During the last three fiscal years, advertising expense was as follows:

Advertising Costs
$’000s
Fiscal year ended September 30, 2011	$25,215
Fiscal year ended September 30, 2010	22,769
Fiscal year ended September 30, 2009	25,804

Pension Benefits

The Company has defined benefit and defined contribution pension plans and an early retirement plan. Sirona recognizes changes in the funded status of its benefit plans, not yet recognized in the income statement, in other comprehensive income until they are amortized as a component of net periodic benefit cost in accordance with the provisions of ASC 715-30, Compensation-Retirement Benefits—Defined Benefit Plans-Pension.

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

The Company also has an early retirement plan, Altersteilzeit (“ATZ”), which allows certain German employees who have been accepted into the plan to retire at 60 rather than at the legal retirement age of 67. Eligible employees are those who have attained the age of 55 by calendar year 2009 and have been accepted to participate in the ATZ plan. The ATZ plan can cover a period between the ages of 58 to 63 of the participating employees and is split into an active service period, where the employees work full time for the Company, and an inactive service period, where the employees do not work for the Company. During the active service period, the employees receive 50% of their salary plus a bonus payment equal to 35% of their salary, and the remaining 50% of their salary, plus a bonus payment equal to 35% of their salary is paid during the inactive service period. The Company recognizes the salary component of the ATZ plan over the period from the beginning of the ATZ period to the end of the active service period. The Company recognizes the bonus component over the period from the point at which the employee signs the ATZ contract until the end of the inactive service period.

Income Taxes

Differences between the basis of assets and liabilities for financial statement purposes and for tax return purposes are recorded as deferred tax assets or deferred tax liabilities in the accompanying consolidated financial statements. Deferred taxes represent the tax consequences in future years of these differences at each balance sheet date, based on the enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. The provision (benefit) for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. A valuation allowance is established when it is more likely than not that the deferred tax assets are not realizable. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income as an adjustment to income tax expense in the period that includes the enactment date. See Note 11, “Income Taxes” for additional information.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The cost of plant and equipment is depreciated using the straight-line method over the following estimated useful lives of the respective assets:

	Minimum Useful Life (years)	Maximum Useful Life (years)
Buildings	25	50
Building improvements and leasehold improvements	5	10
Machinery and technical equipment	3	10
Software and software licenses	3	5

Finite-Lived Intangible Assets

Finite-lived intangible assets are amortized according to the pattern in which the economic benefit of the asset is used up over their estimated useful lives, as shown below:

	Minimum Useful Life (years)	Maximum Useful Life (years)
Patents and licenses	10	13
Technologies and Dealer Relationships	1	13

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite lived intangible assets, consisting of certain trademarks and in-process research and development (IPR&D), are not amortized, but are tested for impairment on an annual basis as of September 30, or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill impairment tests are based upon a comparison of the fair value of the reporting units to their respective carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over its implied fair value. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset’s carrying amount over its fair value.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

Financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, bank loans, foreign currency forward contracts, interest rate swaps, and certain liabilities related to business acquisitions primarily related to earn-out features. The fair values of cash, cash equivalents, accounts receivable, accounts payable, and bank loans approximate their respective fair values because of the short-term nature of these items. The fair value of the foreign currency forward contracts and interest rate swaps are estimated based on information such as quotes from financial institutions. The fair values of the acquisition-related liabilities are based on discounted valuations of commercial assumptions made by Company management of stipulations governed in the underlying purchase agreements.

3. Recent Accounting Pronouncements

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. An entity is now granted the option to first assess qualitative factors to determine whether events or circumstances exist leading to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount without having to immediately perform a two-step impairment test. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, the two-step impairment test becomes unnecessary. Otherwise, the two-step impairment test would apply. The option is also granted to skip the qualitative assessment and proceed directly with the regular two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which corresponds to the Company’s fiscal year beginning October 1, 2012, with early adoption permitted. Early adoption is also permitted for annual and interim impairment tests performed as of a date before September 15, 2011, if any entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company decided against early adoption for the fiscal year ending September 30, 2011, since the goodwill impairment testing was substantially completed prior to this date. The Company is evaluating the potential impact of future adoption.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. Business Acquisitions

On May 16, 2011, the Company acquired 100% of the outstanding shares of capital stock of a development stage technology company. The results of its operations have been included in the consolidated financial statements since this date. The results were not material to the consolidated financial statements.

The fair value of total consideration transferred for this acquisition totaled $31.0 million, consisting of cash of $20.9 million and contingent consideration arrangements. The contingent consideration arrangements require the Company to pay the former owners additional amounts contingent upon revenue and product development milestones. These contingent arrangements provide for payments ranging from $0 up to a total of $28.0 million (undiscounted) and vary over a period of up to six years, ending in fiscal year 2017. The fair value at acquisition date was $10.2 million and will be remeasured through settlement, with changes in fair value recorded in income (see Note 23). As a result of the acquisition, the Company primarily acquired in-process research and development assets. The fair value of the contingent arrangements as of September 30, 2011 was $10.6 million, with the change in fair value of $0.4 million recorded in other (income)/expense in the income statement for the fiscal year ended September 30, 2011.

5. Employee Share-Based Compensation

ASC 718, Compensation—Stock Compensation, requires that all share based compensation arrangements, including grants of stock option awards to employees, be recognized based on the estimated fair value of the share-based payment award.

Schick Legacy Plans

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

Equity Incentive Plan

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, restricted stock, RSU’s, and PSU’s. The 2006 Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of September 30, 2011, 1,377,780 shares were available for future grant under the 2006 Plan.

Restricted and Performance-Based Stock Units

RSU’s and PSU’s generally vest in annual tranches over a period of three to four years. The PSU’s were granted to three executive officers of the Company and vest three year from the data of the grant provided the Company achieves earnings targets specified in the grant. All grants expire ten years after the date of the grant. RSU’s and PSU’S do not have voting rights or rights to dividends prior to vesting. The value of each RSU and PSU grant is determined by the closing price at the date of grant. Share-based compensation expense for the entire award is recognized straight-line over the service period of the last separately vesting tranche of the award.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

In fiscal year 2009, the Company granted 1,247,700 stock options with a weighted average exercise price of $12.82 under the 2006 Plan at the grant date. Grants generally vest over four years. All grants expire ten years after the date of the grant.

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

Year ended September 30, 2009
Expected Volatility	48% -51%
Risk-free rate	1.72% -2.87%
Expected term	5 years
Expected dividends	—

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Compensation Costs

The following tables summarize compensation expense charged to income for stock-based compensation and additional information for the fiscal years ended September 30, 2011, 2010, and 2009, respectively:

	Year ended September 30, 2011	Year ended September 30, 2010	Year ended September 30, 2009
	$’000s
Compensation Expense
Cost of sales	$136	$128	$271
Selling, general and admistrative	7,296	13,294	14,948
Research and development	171	194	507

	$7,604	$13,616	$15,726

	Year ended September 30, 2011	Year ended September 30, 2010	Year ended September 30, 2009
	$’000s (except where noted)
Additional Information

Tax Information
Income tax benefit recognized for share-based compensation	$(1,948)	$(2,774)	$(3,908)
Tax benefit realized from option exercises	$(11,483)	$(2,400)	$(279)

Future Costs
Total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards	$14,818	$12,179	$18,619

Weighted-average period expected for recognition of cost (in years)	2.6	2.4	2.0

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted and Performance-Based Stock Unit Activity

The following is a summary of Sirona’s RSU and PSU activity for the fiscal years ended September 30, 2011 and 2010:

	Year ended September 30, 2011
	Restricted Stock Shares		Restricted Stock Units		Performance-based Stock Units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	250	$38.51	213,900	$34.87	—	$—
Granted	—	—	264,450	38.68	12,800	36.78
Vested	(250)	38.51	(8,335)	38.12	—	—
Forfeited	—	—	(7,550)	34.97	—	—

Outstanding at end of period	—	—	462,465	36.99	12,800	36.78

	Year ended September 30, 2010
	Restricted Stock Shares		Restricted Stock Units		Performance-based Stock Units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	500	$38.51	—	$—	—	$—
Granted	—	—	216,000	34.87	—	—
Vested	(250)	38.51	—	—	—	—
Forfeited	—	—	(2,100)	34.45	—	—

Outstanding at end of period	250	38.51	213,900	34.87	—	—

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity

The following is a summary of Sirona’s stock option activity for the fiscal years ended September 30, 2011, 2010, and 2009:

	Year ended September 30, 2011
	Number of options	Weighted average exercise price
Outstanding at beginning of period	3,173,403	$14.04
Exercised	(950,628)	11.72
Expired	(2,636)	19.86
Forfeited	(12,827)	11.83

Outstanding at end of period	2,207,312	15.05

thereof vested and exercisable	1,499,468

	$’000s
Intrinsic value of options exercised	$35,789
Total fair value of options vested	$2,016
Aggregate intrinsic value of exercisable stock options	$39,326
Weighted average remaining contractual life (in years)	4.9

	Year ended
	September 30, 2010
	Number of options	Weighted average exercise price

Outstanding at beginning of period	3,553,058	$14.12
Exercised	(360,402)	11.37
Expired	(250)	11.90
Forfeited	(19,003)	14.26

Outstanding at end of period	3,173,403	14.04

	$’000s
Intrinsic value of options exercised	$8,544
Total fair value of options vested	$27,545
Aggregate intrinsic value of exercisable stock options	$40,666
Weighted average remaining contractual life (in years)	5.2

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year ended
	September 30, 2009
		Weighted average
	Number of options	exercise price
Outstanding at beginning of period	3,737,299	$25.29
Granted	1,247,700	12.82
Issued with exchanges	1,409,753	13.38
Exercised	(106,509)	4.99
Expired	(18,492)	27.40
Exchanged	(2,620,250)	28.74
Forfeited	(96,443)	28.38

Outstanding at end of period	3,553,058	14.12

	$’000s
Intrinsic value of options exercised	$1.632
Total fair value of options vested	$1.510
Aggregate intrinsic value of exercisable stock options	14.945
Weighted average remaining contractual life (in years)	5.3

6. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income for the last three fiscal years are summarized below. Cumulative translation adjustments are generally not adjusted for income taxes since they relate to indefinite investments in foreign subsidiaries.

	Cumulative translation adjustments	Unrecognized elements of pension cost	Total
	$’000s
September 30, 2008	$57,037	$(7,374)	$49,663

Current increase	12,866	862	13,728
Income tax effect	—	(237)	(237)

September 30, 2009	$69,903	$(6,749)	$63,154

Current (decrease) / increase	(47,938)	6,191	(41,747)
Income tax effect	—	(1,706)	(1,706)

September 30, 2010	$21,965	$(2,264)	$19,701

Current decrease	(5,958)	(3,360)	(9,318)
Income tax effect	—	926	926

September 30, 2011	$16,007	$(4,698)	$11,309

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Accounts Receivable

The allowance for doubtful accounts developed as follows:

		Additions
	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	$’000s
For the year ended September 30, 2011	$1,681	$1,034	$—	$847	$1,868
For the year ended September 30, 2010	2,088	271	—	678	1,681
For the year ended September 30, 2009	1,741	882	—	535	2,088

8. Inventories, Net

	September 30, 2011	September 30, 2010
	$’000s
Finished goods	$59,929	$51,102
Work in progress	15,761	12,646
Raw materials	32,918	23,342

	108,608	87,090
Inventory reserve	(15,580)	(13,063)

	$93,028	$74,027

9. Property, Plant and Equipment, Net

	Gross	Accumulated Depreciation and Amortization	Net
	$’000s
As of September 30, 2011
Land	$12,642	$—	$12,642
Buildings, building improvements and leasehold improvements	35,652	9,283	26,369
Machinery and technical equipment	137,069	81,096	55,973
Software and software licences	40,333	21,453	18,880
Prepayments for property, plant and equipment	17,180	—	17,180

	$242,876	$111,832	$131,044

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Gross	Accumulated Depreciation and Amortization	Net
	$’000s
As of September 30, 2010
Land	$12,779	$—	$12,779
Buildings, building improvements and leasehold improvements	20,132	7,445	12,687
Machinery and technical equipment	114,957	67,733	47,224
Software and software licences	34,660	15,535	19,125
Prepayments for property, plant and equipment	10,871	—	10,871

	$193,399	$90,713	$102,686

Depreciation and amortization expense for the fiscal years ended September 30, 2011, 2010, and 2009 was $26,231, $21,880, and $20,110.

Amortization expense includes amortization of capitalized software development costs for the fiscal years ended September 30, 2011, 2010, and 2009 of $5,360, $4,223, and $3,966.

Buildings and leasehold improvements includes office space that is leased under operating leases to third parties with a historical cost of $1,439 and $1,463 and carrying amount of $651 and $791 at September 30, 2011 and 2010, respectively.

10. Intangible Assets and Goodwill

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

Amortization expense for finite-lived identifiable intangible assets for the fiscal years ended September 30, 2011, 2010, and 2009 was $54.941, $60.844, and $71.486. The annual estimated amortization expense related to these intangible assets for the fiscal years 2012, 2013, 2014, 2015, and 2016 is $52.506, $42.760, $35.651, $29.417 and $20.701, respectively.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents details of intangible assets, related accumulated amortization and goodwill:

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2011
Patents & Licenses	$140,136	$74,482	$65,654
Trademarks	130,706	528	130,178
Technologies and dealer relationships	447,687	337,418	110,269
In-process research & development	40,341	—	40,341
	758,870	412,428	346,442

Goodwill	653,799	—	653,799

Total intangible assets	$1,412,669	$412,428	$1,000,241

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2010
Patents & Licenses	$150,706	$71,965	$78,741
Trademarks	131,908	428	131,480
Technologies and dealer relationships	451,333	298,910	152,423
Prepayments for intangible assets	78	—	78

	734,025	371,303	362,722

Goodwill	656,465	—	656,465

Total intangible assets	$1,390,490	$371,303	$1,019,187

The change in the value of goodwill from September 30, 2010 to September 30, 2011 is mainly attributable to (i) the acquisition of a development-stage entity, which resulted in $ 4,819 of goodwill, (ii) foreign currency fluctuations, with an impact of $ (6,114), and (iii) a reduction in goodwill by $ (1,351) as a result of tax benefits received subsequent to the exchange for options that were vested and included in the determination of purchase price at the time of that acquisition.

Aside from normal amortization for the current fiscal year, the change in the value of intangible assets, excluding goodwill, from September 30, 2010 to September 30, 2011 is mainly attributable to (i) the acquisition of a development-stage entity, which resulted in in-process research and development of $ 40,341 and, (ii) foreign currency fluctuations, with an impact of $ (1,881).

The acquired IPR&D, with a fair value of $40.3 million, represents a single project. The remaining estimated cost to complete the project was $0.6 million as of September 30, 2011. The project is 85% through the development phase; the remaining steps prior to product release are beta testing and regulatory approvals. The percentage of completion for the full project is 80%, and we anticipate project completion and the associated benefits in fiscal year 2012.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes

The income tax provision is comprised of the following:

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2011	2010	2009
	$’000s
Current
Domestic (U.S.)	$(14,638)	$(11,632)	$(8,412)
Foreign	(39,473)	(33,908)	(22,691)

Total Current	(54,111)	(45,540)	(31,103)

Deferred
Domestic (U.S.)	8,571	9,719	11,644
Foreign	9,796	12,041	10,162

Total Deferred	18,367	21,760	21,806

Total	$(35,744)	$(23,780)	$(9,297)

The significant components of deferred tax assets and liabilities included in the consolidated balance sheets are:

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	September 30,
	2011	2010
	$’000s
Deferred tax assets
Employee share-based compensation	$15,442	$15,990
Employee benefit accruals	5,522	2,979
Inventory reserve	2,015	1,729
Receivables	2,097	—
Deferred income	636	677
Tax loss carryforward	6,326	2,512
Other	11,599	10,515
Valuation allowances	(1,031)	(2,208)

Total deferred tax assets, gross	42,606	32,194

Deferred tax liabilities
Employee benefit accruals	(2,501)	(2,501)
Goodwill amortization for tax purposes	(24,817)	(21,305)
Debt issuance costs	(2,112)	(2,001)
Inventory reserve	(419)	(370)
Receivables	(925)	(946)
Property, plant and equipment	(11,077)	(9,467)
Intangible assets	(103,159)	(102,509)
Deferred income	(1,831)	(2,361)
Other	(2,759)	(983)

Total deferred tax liabilities, gross	(149,600)	(142,443)

Total deferred tax liabilities, net	$(106,994)	$(110,249)

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

As of September 30, 2011, the Company had $18,227 of gross tax loss carry-forwards subject to expiration as follows:

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year of expiration	Losses
$’000s
2012	$392
2013	73
2014	946
2015	1,232
2016	825
2017 - 2032	9,710

Subtotal	13,178

Indefinite	5,049

Total	$18,227

The Company recognized a valuation allowance of $ 1,031 at September 30, 2011, ($ 2,208 at September 30, 2010) on deferred tax assets of $6,326 ($2,512 at September 30, 2010) predominantly relating to tax loss carry-forwards, as management believes that it is more likely than not that the benefits of those existing tax loss carry-forwards will not be realized within the period those tax losses are deductible.

The difference between the U.S. federal income tax rate and the Company’s income tax (provision) benefit included in the consolidated statements of income consisted of the following:

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2011	2010	2009
	$’000s
Income before income taxes	$159,529	$115,226	$63,281

Reconciliation of provision for income taxes:
Computed tax provision	(55,801)	(40,238)	(22,290)
Foreign tax differential	23,863	15,559	15,468
Non deductible expenses	(2,609)	(4,661)	(2,773)
Permanent differences relating to German trade taxes	(1,143)	(1,211)	(1,391)
Subpart F income net of tax credit	(113)	(445)	(379)
Tax income from prior periods	44	740	1,623
Tax free income and tax credits	251	3,333	613
Additional state taxes	(909)	(521)	(92)
Change in valuation allowance	1,493	4,293	178
Other	(820)	(629)	(254)

Provision for income taxes	$(35,744)	$(23,780)	$(9,297)

Non-deductible expenses primarily include stock option expense in the U.S. The income tax provision at September 30, 2009 includes credits of $1,623 to adjust for prior year items.

In August 2007 a new tax law was enacted in Germany which has been applicable since Sirona’s fiscal year 2008. The new German tax law introduced earnings stripping rules (“Zinsschranke”) that may limit the deductibility of interest. For the fiscal years ended September 30, 2011 and 2010, the Company’s deductibility of interest was not limited as a result of this German tax law.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of income before taxes are:

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2011	2010	2009
	$’000s
Germany	$102,693	$73,674	$37,873
United States	16,236	(2,897)	(11,999)
Other Foreign	40,600	44,449	37,407

	$159,529	$115,226	$63,281

None of the goodwill recognized in the Exchange or in the business combinations completed in any of the periods presented is tax deductible.

The development of the valuation allowance on deferred tax assets over the last three fiscal years is presented below:

		Additions
	Balance	Charged/			Balance
	at	(credited) to	Charged to		at
	Beginning	Cost and	Other		End of
	of Period	Expenses	Accounts	Deductions	Period
	$’000s
Valuation allowance deferred tax asset
For the year ended September 30, 2011	$2,208	$—	$—	$1,177	$1,031
For the year ended September 30, 2010	4,731	344	—	2,867	2,208
For the year ended September 30, 2009	6,932	1,906	—	4,107	4,731

The company makes no provision for deferred U.S. income taxes on undistributed foreign earnings and profits because as of September 30, 2011, it remained management’s intention to continue to indefinitely reinvest these amounts in foreign operations. These earnings relate to ongoing operations and, as of September 30, 2011, the approximate amount of undistributed foreign earnings amounted to $169 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

As of September 30, 2011 and 2010, the Company had no unrecognized tax benefits.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Accrued Liabilities and Deferred Income

	September 30,	September 30,
	2011	2010
	$’000s
Employee benefits (e. g. bonuses, vacation, overtime, holiday payment)	$36,896	$23,505
Product warranty	8,735	8,972
Other provisions and liabilities	46,367	55,965
Deferred Income	18,209	16,767

	$110,207	$105,209

13. Short-Term Debt and Current Portion of Long-Term Debt

The components of short-term debt are as follows:

	September 30,	September 30,
	2011	2010
	$’000s
Senior Term Loans (Tranches A1/A2, variable rate repayable in November 2011)	$364,817	$—
Actual interest rate as of September 30, 2011 - Tranche A1: 0.69%
Actual interest rate as of September 30, 2011 - Tranche A2: 1.81%
Accrued interest on long-term debt	—	319
Other short-term debt	3,586	2,616

	$368,403	$2,935

The average annual interest rate (including interest swap) for the variable rate senior term loans was 1.26% and 2.52% for the fiscal years ended September 30, 2011 and 2010, respectively.

14. Long-Term Debt

	September 30,	September 30,
	2011	2010
	$’000s
Bank loans
Senior term loan, Tranche A1, variable rate repayable in November 2011	$—	$105,063
Actual interest rate as of September 30, 2010 - Tranche A1: 0.73%
Senior term loan, Tranche A2, variable rate repayable in November 2011	—	263,057
Actual interest rate as of September 30, 2010 - Tranche A2: 1.17%
	—	368,120
Less current portion	—	319

	$—	$367,801

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The average annual interest rate (including interest swap) for the variable rate senior term loans was 1.26% and 2.52% for the fiscal years ended September 30, 2011 and 2010, respectively.

Senior Term Loans

Prior Senior Facilities Agreement

On November 22, 2006, Sirona Dental Systems, Inc. entered into a Senior Facilities Agreement (the “Prior Senior Facilities Agreement”) as original guarantor, with all significant subsidiaries of Sirona as original borrowers and original guarantors. Initial borrowings under the Prior Senior Facilities Agreement plus excess cash were used to retire the outstanding borrowings under the Company’s previous credit facilities.

The Prior Senior Facilities Agreement included: (1) a term loan A1 in an aggregate principal amount of $150 million (the “tranche A1 term loan”) available to Schick Technologies, Inc., a New York company and wholly-owned subsidiary of Sirona (“Schick NY”), as borrower; (2) a term loan A2 in an aggregate principal amount of Euro 275 million (the “tranche A2 term loan”) available to Sirona’s subsidiary, Sirona Dental Services GmbH, as borrower; and (3) a $150 million revolving credit facility available to Sirona Dental Systems GmbH, Schick NY and Sirona Dental Services GmbH, as initial borrowers. The revolving credit facility was available for borrowing in Euro, U.S. Dollars, Yen or any other freely available currency agreed to by the facility agent. The facilities were made available on an unsecured basis. Subject to certain limitations, each European guarantor guaranteed the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There were no cross-border guarantees since all guarantees were by entities that have the same functional currency as the currency in which the respective guaranteed borrowing is denominated.

Each of the senior term loans was to be repaid in three annual installments beginning on November 24, 2009 and ending on November 24, 2011. Of the amounts borrowed under the term loan facilities, 15% was due on November 24, 2009, 15% was due on November 24, 2010 and 70% is due on November 24, 2011. The senior debt repayment tranche originally scheduled for November 24, 2009 was prepaid on May 11, 2009 in the amount of $78.6 million, and the senior debt repayment tranche originally scheduled for November 24, 2010 was prepaid on March 31, 2010 in the amount of $78.1 million. The senior debt repayment tranche originally scheduled for November 24, 2011 was repaid on November 16, 2011 in connection with the Company’s New Senior Facilities Agreement, discussed below. At the Company’s current Debt Cover Ratio, the loans under the Prior Senior Facilities Agreement bore interest of Euribor, for Euro-denominated loans, and Libor for the other loans, plus a margin of 45 basis points for both.

The Prior Senior Facilities Agreement contained a margin ratchet. Pursuant to this provision, which applied from November 24, 2007 onwards, the applicable margin varied between 90 basis points and 45 basis points per annum according to the Company’s leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement). Interest rate swaps were established for 66.6% of the interest until March 2010. These swaps expired on March 31, 2010 and were not renewed. The interest rate swaps fixed the LIBOR or EURIBOR element of interest payable on 66.7% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period ranged from 3.50% to 5.24%. Settlement of the swaps was required on a quarterly basis.

The Prior Senior Facilities Agreement contained restrictive covenants that limited Sirona’s ability to make loans, make investments (including in joint ventures), incur additional indebtedness, make acquisitions or pay dividends, subject to agreed-upon exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of interest payments and defined earnings measures. If the Company breaches any of the covenants, the loans will be become repayable on demand.

Debt issuance costs of $5.6 million were incurred in relation to the financing in November 2006 and were capitalized as deferred charges and are amortized using the effective interest method over the term of the loan.

New Senior Facilities Agreement

On November 14, 2011, the Company entered into a new senior facilities agreement (the “New Senior Facilities Agreement”) with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors. As of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. Initial borrowings under the New Senior Facilities Agreement were used to retire the outstanding borrowings under the Company’s previous credit facilities.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The New Senior Facilities Agreement includes: (1) a term loan in an aggregate principal amount of $75 million (the “Facility A Term Loan”) available to Sirona or Schick NY, as borrower; (2) a 120 million Euro revolving credit facility (“Revolving Facility B”) available to Sirona Dental Systems GmbH and Sirona Dental Services GmbH, as initial borrowers; and (3) a $100 million revolving credit facility (“Revolving Facility C”) available to Sirona or Schick NY, as initial borrowers. The Revolving Facility B is available for borrowing in Euro or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There are no cross-border guarantees.

Of the amount borrowed under the Facility A Term Loan, 30% is due on November 16, 2015, and the balance is due on November 16, 2016. The loans under the New Senior Facilities Agreement bear interest of Euribor, for Euro-denominated loans, and Libor for the other loans, plus an initial margin of 160, 85 and 110 basis points for the Facility A Term Loan, Revolving Facility B and Revolving Facility C, respectively.

The New Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which will apply from March 31, 2012 onwards, the applicable margin will vary depending on the Company’s leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the new Senior Facilities Agreement) between 160 basis points and 215 basis points for the Facility A Term Loan, 85 basis points and 140 basis points for the Revolving Facility B, and 110 basis points and 165 basis points for the Revolving Facility C.

The New Senior Facilities Agreement contains restrictive covenants that limit Sirona’s ability to make loans, to incur additional indebtedness, and to make disposals, subject to agreed-upon exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of consolidated total net debt to consolidated adjusted EBITDA. If the Company breaches these covenants, the loans will be become repayable on demand.

On November 16, 2011, Sirona entered into 5-year payer interest rate swaps to fully hedge its 3-month LIBOR exposure. The terms of the swap reflect the term structure of the underlying loan. The effective nominal interest rate is expected to be 1.28% plus the applicable margin. Settlement of the swaps is required on a quarterly basis.

Expected debt issuance costs of approximately $2.7 million were incurred in relation to the financing in November 2011 and will be capitalized as deferred charges and amortized using the effective interest method over the term of the loans.

15. Deferred Income

On June 30, 2005, Sirona and its largest distributor, Patterson, amended the terms of an existing distribution agreement to extend Patterson’s rights as exclusive distributor of certain Sirona products within the U.S. and Canada from October 1, 2007 through September 30, 2017. As consideration for the extension of its exclusivity rights, Patterson made a one-time payment of $100 million to Sirona in July 2005. Sirona recorded the full amount of the payment as deferred income and started amortizing the amount on a straight-line basis over ten years on October 1, 2007. In the event of termination by Patterson for certain breaches of contract by Sirona, Sirona has to refund to Patterson the unearned portion of the $100 million payment as liquidated damages. Depending on the reason for termination, the amount of liquidated damages declines (i) on a straight line basis beginning in fiscal year 2008 or (ii) by $15 million per year in each of fiscal year 2008 through fiscal year 2012 and by $5 million per year thereafter. Sirona accounts for the deferred income related to the Patterson payment as a monetary liability. The deferred income is amortized and recognized as other operating income on a straight line over the term of the contract ($10 million per year). The current portion of deferred income is reported within Accrued liabilities and deferred income in the consolidated balance sheets. Effects of remeasurement of the amount from U.S. Dollar to Euro are reflected currently in the statement of income. Sirona recognized $0.5 million in foreign currency transaction losses in the fiscal year ended September 30, 2011, and $5.7 million foreign currency transaction losses and $1.5 million in foreign currency transaction gains in the fiscal years ended September 30, 2010 and 2009, respectively, and recognized $10.0 million of the Patterson deferred income in the consolidated statements of income for the fiscal years ended September 30, 2011, 2010, and 2009.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Income per Share

The computation of basic and diluted income per share is as follows:

	Year ended	Year ended	Year ended
	September 30, 2011	September 30, 2010	September 30, 2009
	$’000s (except for share amounts)
Net income attributable to Sirona Dental Systems, Inc. shareholders	$121,793	$89,989	$53,355

Weighted average shares outstanding—basic	55,735,422	55,146,180	54,879,417
Dilutive effect of stock-based compensation	1,557,574	1,469,906	518,197

Weighted average shares outstanding—diluted	57,292,996	56,616,086	55,397,614

Net income per share
Basic	$2.19	$1.63	$0.97

Diluted	$2.13	$1.59	$0.96

Stock options to acquire 85,000, and 359,500 shares of Sirona’s common stock that were granted in connection with the 2006 Plan were not included in the computation of diluted earnings per share for the fiscal years ended September 30, 2010, and 2009, respectively, because the options’ underlying exercise prices were greater than the average market price of Sirona’s common stock for the period. There were no stock options excluded from the computation of diluted earnings per share for the fiscal year ended September 30, 2011.

17. Commitments and Contingencies

Operating Lease Commitments

The Company leases certain buildings, vehicles and IT equipment from unrelated third parties. The leases are non-cancellable and have terms of more than one year. Leasing expense for the last three fiscal years was as follows:

Leasing Expense
$’000s
Fiscal year ended September 30, 2011	$12,783
Fiscal year ended September 30, 2010	10,135
Fiscal year ended September 30, 2009	9,118

In July 2005, Sirona entered into a sale and leaseback agreement regarding unused land on the site of the major facility in Bensheim. The land was sold to an unrelated property development company, who constructed an office building on the site based on Sirona’s specifications. Sirona leased the property from the property development company through an 18-year lease. Under the terms of the lease, rent is fixed at Euro 1,202 ($1,622 at the U.S. Dollar/Euro exchange rate of September 30, 2011) per annum until 2013. After 2013, rent is subject to adjustment according to an inflation index. Rental payments started in April 2007 when the building was ready for occupancy. The land remains an asset on Sirona’s balance sheet and the building is accounted for as an operating lease.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Furthermore, the Company rents space in New York, Charlotte (USA), Salzburg (Austria) and other locations.

Future minimum lease payments under non-cancelable operating lease agreements as of September 30, 2011 are as follows:

Year ending September 30,
$’000s
2012	$10,637
2013	8,521
2014	5,788
2015	4,570
2016	4,094
Thereafter	19,503

$53,113

Unconditional Purchase Commitments

As of September 30, 2011, the Company had unconditional purchase commitments of $26,059, mainly for purchases of raw material and components, which are due over a period of from one to three years.

Contingencies

The Company may be involved in lawsuits, claims, investigations and proceedings, including patent and commercial matters that arise in the ordinary course of business. At September 30, 2011, there are no such matters pending that the Company expects to be material in relation to its business, consolidated financial position, results of operations or cash flows.

18. Product Warranty

The following table provides the changes in the product warranty accrual for the fiscal years ended September 30, 2011 and 2010:

	Year ended	Year ended
	September 30,	September 30,
	2011	2010
	$’000s
Balance at beginning of the period	$8,972	$11,506
Accruals for warranties issued during the period	19,436	17,556
Warranty settlements made during the period	(19,561)	(18,903)
Translation adjustment	(112)	(1,187)

Balance at end of the period	$8,735	$8,972

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. Interest

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2011	2010	2009
	$’000s
Interest expense	$(5,764)	$(11,770)	$(24,054)
Interest income	1,880	727	1,557

	$(3,883)	$(11,043)	$(22,497)

20. Pension Plans

Defined Benefit Plans

In Germany, the Company traditionally had an unfunded defined benefit pension plan whose benefits are based primarily on years of service and wage and salary group. As of January 1, 2001, the Company replaced its unfunded defined benefit pension plan with a new defined contribution plan. All new hires after that date only receive defined contributions to a pension plan based on a percentage of the employee’s eligible compensation. However, due to grandfathering provisions for certain existing employees hired before that date, the Company continues to be obligated to provide pension benefits which are at a minimum equal to benefits that would have been available under the terms of the traditional defined benefit plans (Grandfathered Benefit). The Grandfathered Benefit and contributions to the Company’s pension plan made for those employees after January 1, 2001 are included in the disclosures for defined benefit plans. The Company accounts for the Grandfathered Benefit by recognizing the higher of the defined contribution obligation or the defined benefit obligation for the minimum benefit. As of September 30, 2011 and 2010, contributions made through the defined contribution plan for those employees are adequate to cover the Grandfathered Benefit obligation. Therefore, the Company accounts for that portion of its pension obligation as a fully funded plan with a funded status of zero.

In addition, the Company offers defined contribution benefits under the terms of a Section 401(k) plan to employees in the U.S.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company uses an actuarial measurement date of September 30. Change in the projected benefit obligation and plan assets for all of the Company’s defined benefit plans is as follows:

	Year ended	Year ended
	September 30,	September 30,
	2011	2010
	$’000s
Projected benefit obligation at beginning of period	$64,229	$61,443
Service cost	1,476	1,165
Interest cost	2,510	2,508
Actuarial gain	(3,839)	4,632
Investment earnings	427	510
Benefits paid	(1,862)	(1,836)
Currency translation	(686)	(4,193)

Projected benefit obligation at end of period	62,255	64,229
Fair value of plan assets at beginning of period	11,557	11,115
Actual return on plan assets	427	510
Employer’s contribution	898	909
Benefits paid	(135)	(218)
Currency Translation	(169)	(759)

Fair value of plan assets at end of period	12,578	11,557

Funded status	$(49,677)	$(52,672)

Components of net periodic benefit costs are as follows:

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2011	2010	2009
	$’000s
Service cost, net	$578	$256	$289
Interest cost	2,510	2,508	2,643
Amortization of actuarial gains	(164)	(442)	(485)

Net periodic benefit cost	$2,924	$2,322	$2,447

The accumulated benefit obligation as of September 30, 2011 and 2010 was $48,923 and $51,824, respectively.

To the extent the defined benefit obligation is recognized for the Grandfathered Benefit, the long-term estimated rate of return on plan assets is 4.5% (2010: 5%) per annum. This rate was based on an appropriate long-term rate for the plan assets held.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The benefits expected to be paid in cash of the following five years, and in aggregate for the fiscal years thereafter, are as follows:

Year ending September 30,
$’000s
2012	$2,304
2013	2,319
2014	2,388
2015	2,506
2016	2,432
5 Years thereafter	13,441

$25,390

The contributions expected to be made in each of the following five years and in aggregate thereafter are as follows:

Year ending September 30,
$’000s
2012	$1,258
2013	1,282
2014	1,288
2015	1,284
2016	1,281
5 Years thereafter	14,798

$21,191

Weighted-average assumptions used to determine benefit obligations (current-year rate) and net periodic benefit costs (prior-year rate) are as follows:

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2011	2010	2009
Discount rate	5.25%	4.75%	5.50%

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

Defined Contribution Plans

The Company made contributions of $676 to the German plan for the fiscal year ended September 30, 2011, and $557 to the German plan for the fiscal year ended September 30, 2010.

Contributions to the U.S. plans were $620 for the fiscal year ended September 30, 2011, and $469 for the fiscal year ended September 30, 2010. The Company is obligated to match employee contributions as defined in the plans.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. Net Other Operating Income and Restructuring Costs

The components of net other operating income are as follows:

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2011	2010	2009
	$’000s
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$10,000	$10,000	$10,000
Gain from the release of remaining accrued restructuring costs	—	755	—
Gain from the sale of a subsidiary	—	906	3,897
Restructuring Costs	—	—	(8,208)

	$10,000	$11,661	$5,689

Restructuring Costs

In the fiscal year ended September 30, 2009, we incurred restructuring costs of $8.2 million included in net other operating income for certain actions to reduce operating costs and thereby to improve the efficiency of our organization. In the fiscal year ended September 30, 2010, we completed our restructuring efforts and released the remaining accrual of $0.8 million, as actual expenses were lower than the estimated restructuring costs.

22. Derivative Instruments and Hedging Strategies

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

As of September 30, 2011, these contracts had notional amounts totaling $ 38.0 million ($ 49.3 million as of September 30, 2010). These agreements are relatively short-term (generally six months).

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value carrying amount of the Company’s derivative instruments at September 30, 2011 is described in Note 23 Fair Value Measurements.

The location and amount of gains and losses from the fair value changes of derivative instruments reported in our consolidated statement of income were as follows:

		Year ended September 30, 2011	Year ended September 30, 2010	Year ended September 30, 2009
Derivatives Not Designated as Hedging Instruments	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
		$’000s
Interest rate swap contracts	(Gain)/loss on derivative instruments, net	$—	$(6,364)	$3,850
Foreign exchange contracts	Loss/(gain) on derivative instruments, net	3,302	262	(3,699)

Total		$3,302	$(6,102)	$151

23. Fair Value Measurements

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and 2010:

	September 30, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Interest	Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$157	$—	$—	$—	$157
Derivative Assets	—	—	121	—	121
Liabilities
Derivative Liabilities	$—	$—	$(1,828)	$—	$(1,828)
Business Acquisition-related liabilities	—	—	—	(10,560)	(10,560)

Total	$157	$—	$(1,707)	$(10,560)	$(12,110)

	September 30, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Interest	Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$141,981	$—	$—	$—	$141,981
Derivative Assets	—	—	2,015	—	2,015
Liabilities
Derivative Liabilities	$—	$—	$(563)	$—	$(563)

Total	$141,981	$—	$1,452	$—	$143,433

In the Company’s September 30, 2011, Consolidated Balance Sheet derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

The Company did not elect the fair value option for any other eligible financial instruments.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24. Segment Reporting

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

Imaging Systems

Imaging systems products comprise a broad range of equipment for diagnostic imaging in the dental practice, using both film-based and digital technologies. Sirona has developed a broad range of imaging systems for 2D and 3D panoramic and intra-oral applications.

Treatment Centers

Sirona’s treatment centers comprise a broad range, from standard dentist chairs to sophisticated centers with integrated diagnostic, hygiene and ergonomic functionalities, such as Teneo, Sinius, C8+, as well as specialist centers used for training purposes.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2011	2010	2009
	$’000s
Revenue External

Dental CAD/CAM Systems	$306,743	$260,375	$245,351
Imaging Systems	319,774	252,635	226,726
Treatment Centers	183,879	162,300	152,675
Instruments	102,275	94,278	87,855

Total	912,671	769,588	712,607

Electronic center and corporate	1,195	688	687

Total	$913,866	$770,276	$713,294

Revenue Internal

Dental CAD/CAM Systems	$—	$—	$—
Imaging Systems	17	13	44
Treatment Centers	21	31	31
Instruments	11,218	9,444	9,214
Intercompany elimination	(11,256)	(9,488)	(9,289)

Total	$—	$—	$—

Electronic center and corporate	24,917	19,578	19,998
Intercompany elimination	(24,917)	(19,578)	(19,998)

Total	$—	$—	$—

Revenue Total

Dental CAD/CAM Systems	$306,743	$260,375	$245,351
Imaging Systems	319,791	252,648	226,770
Treatment Centers	183,900	162,331	152,706
Instruments	113,493	103,722	97,069

Total	923,927	779,076	721,896

Electronic center and corporate	26,111	20,266	20,685

Total	$950,038	$799,342	$742,581

Segment performance measure

Dental CAD/CAM Systems	$214,133	$184,159	$168,324
Imaging Systems	187,375	151,917	135,086
Treatment Centers	73,179	66,598	59,365
Instruments	49,599	43,285	39,609

Total	524,286	445,959	402,384

Electronic center and corporate	9,836	9,665	9,858

Total	$534,122	$455,624	$412,242

Depreciation and amortization expense

Dental CAD/CAM Systems	$8,131	$5,781	$4,634
Imaging Systems	6,191	5,732	4,931
Treatment Centers	7,180	6,205	5,981
Instruments	3,479	3,037	2,863

Total	24,981	20,755	18,409

Electronic center and corporate	1,251	1,125	1,701

Total	$26,231	$21,880	$20,110

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of the Results of the Segment Performance Measure to the Consolidated Statements of Operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the fiscal year ended September 30, 2011, 2010 and 2009 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2011	2010	2009
	$’000s
Revenue
Total segments (external)	$912,671	$769,588	$712,607
Electronic center and corporate	1,195	688	687

Consolidated revenue	913,866	770,276	713,294
Depreciation and amortization
Total segments	24,981	20,755	20,110
Differences management reporting vs. US GAAP, electronic center and corporate	56,192	61,969	71,486

Consolidated depreciation and amortization	81,173	82,724	91,596

Segment performance measure
Total segments	524,286	445,959	402,385
Differences management reporting vs. US GAAP, electronic center and corporate	(40,634)	(46,949)	(56,243)

Consolidated gross profit	483,652	399,010	346,142

Selling, general and administrative expense	277,081	235,932	225,351
Research and development	55,530	46,365	40,631
Provision for doubtful accounts and notes receivable	96	271	763
Net other operating (income) and restructuring costs	(10,000)	(11,661)	(5,689)
Foreign currency transaction (gain)/loss, net	(5,668)	7,160	(1,248)
Loss/(gain) on derivative instruments	3,302	(6,102)	151
Interest expense, net	3,883	11,043	22,497
Other (income)/expense	(101)	776	405

Income before taxes	$159,529	$115,226	$63,281

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The adjustments that the Company records to reconcile management reporting to the consolidated financial statements prepared in accordance with U.S. GAAP primarily relate to the exclusion of amortization and depreciation related to the step-up to fair value of the intangible and tangible assets as a result of the MDP Transaction (see Note 10).

The following information is presented in accordance with U.S. GAAP:

	September 30,	September 30,
	2011	2010
	$’000s
Total assets
Dental CAD/CAM Systems	$759,496	$684,963
Imaging Systems	517,838	493,810
Treatment Centers	293,442	270,799
Instruments	155,352	143,365

Total	$1,726,128	$1,592,937

Goodwill
Dental CAD/CAM Systems	$307,286	$301,023
Imaging Systems	183,064	198,015
Treatment Centers	98,070	96,565
Instruments	65,379	60,862

Total	$653,799	$656,465

		United	Rest of
	Germany	States	World	Total
	$’000s
Net Sales*
October 1, 2010 to September 30, 2011	$189,005	$255,874	$468,987	$913,866
October 1, 2009 to September 30, 2010	148,305	239,541	382,431	770,276
October 1, 2008 to September 30, 2009	147,268	221,206	344,820	713,294

Long-lived assets**
September 30, 2011	$117,114	$6,153	$13,114	$136,381
September 30, 2010	91,877	5,902	9,453	107,232

*	Sales are allocated to the country in which the customer is located.
**	Long-lived assets exclude all intangible assets and deferred tax assets.

Concentration of Revenue

A substantial portion of our revenue comes from two distributors accounting for more than 10% of revenues. Patterson Dental accounted for 27%, 30%, and 29% of our total revenues for the fiscal years ending September 30, 2011, 2010, and 2009, respectively. Henry Schein accounted for 17%, 15%, and 16% of our total revenues for the fiscal years ending

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011, 2010, and 2009, respectively. Together, these two customers represented 44%, 45%, and 45% of our total revenues for the fiscal years ending September 30, 2011, 2010, and 2009, respectively. The accounts receivable from these two customers totaled $26,848, $23,841, and $32,703 for the fiscal as of September 30, 2011, 2010, and 2009, respectively. These revenues were earned across all segments, with a significant portion of revenues with Patterson being earned in the CAD/CAM segment. No other customer accounted for more than 10% of revenues.

25. Related Parties

Sirona Holdings S.C.A. Luxembourg (“Luxco”)

As announced on August 4, 2011, certain existing shareholders in Luxco, a former significant shareholder of Sirona, made cash payments to the chief executive officer and chief financial officer of the Company in connection with their Luxco participation. These payments totaling $6.625 million were made in the fourth quarter, and the Company was required to record a compensation charge as a result. The Company did not use its own funds to make such payments or incur any obligation to refund the amount to those payers.

In May 2011, Luxco sold all of its remaining 9,747,480 shares in Sirona common stock pursuant to an underwritten follow-on public offering. The Company incurred $0.2 million of costs pursuant to the terms of a registration rights agreement.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26. Unaudited Quarterly Information

The following is a summary of the Company’s unaudited quarterly operating results for the fiscal years ended September 30, 2011 and 2010:

	September 30,	June 30,	March 31,	December 31,
	2011	2011	2011	2010
	$’000s (except per share amounts)
Revenue	$218,797	$244,686	$214,737	$235,646
Cost of Sales	108,080	117,854	99,048	105,232

Gross profit	110,717	126,832	115,689	130,414

Operating expenses/(income):
Selling, general and administrative expense	74,637	68,540	70,581	63,323
Research and development	13,485	14,390	14,145	13,510
Provision for doubtful accounts and notes receivable	62	13	(47)	68
Net other operating income	(2,500)	(2,500)	(2,500)	(2,500)

Operating income	25,033	46,389	33,510	56,013
Loss/(gain) on Foreign currency transactions	2,864	(3,435)	(4,336)	(761)
Loss/(gain) on derivative instruments	2,140	1,081	(1,554)	1,635
Interest expense, net	1,020	984	929	950
Other expense/(income)	39	383	343	(866)

Income before taxes	18,970	47,376	38,128	55,055
Income tax provision	4,821	10,423	8,388	12,112

Net income	14,149	36,953	29,740	42,943

Less: Net income attributable to noncontrolling interests	391	622	428	551

Net income attributable to Sirona Dental Systems, Inc.	$13,758	$36,331	$29,312	$42,392

Income per share (attributable to Sirona Dental Systems, Inc. shareholders):
Net income per share—basic	$0.25	$0.65	$0.53	$0.77
Net income per share—diluted	$0.24	$0.63	$0.51	$0.75
Weighted average shares—basic	56,080,442	55,992,911	55,529,619	55,337,040
Weighted average shares—diluted	57,466,184	57,577,513	57,221,163	56,852,620

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2009
	$’000s (except per share amounts)
Revenue	$182,899	$182,418	$190,136	$214,823
Cost of Sales	89,767	88,243	90,803	102,453

Gross profit	93,132	94,175	99,333	112,370

Operating expenses/(income):
Selling, general and administrative expense	60,732	54,994	60,354	59,852
Research and development	11,562	11,648	11,690	11,465
Provision for doubtful accounts and notes receivable	88	47	72	64
Net other operating (income) and restructuring costs	(2,499)	(3,254)	(3,408)	(2,500)

Operating income	23,249	30,740	30,625	43,489
(Gain)/loss on Foreign currency transactions	(3,259)	6,003	5,049	(633)
(Gain)/loss on derivative instruments	(5,965)	2,598	(1,712)	(1,023)
Interest expense, net	843	857	4,141	5,202

Other expense	1	(9)	404	380

Income before taxes	31,629	21,291	22,743	39,563
Income tax provision	7,061	4,258	4,548	7,913

Net income	24,568	17,033	18,195	31,650

Less: Net (loss)/income attributable to noncontrolling interests	(130)	456	656	475

Net income attributable to Sirona Dental Systems, Inc.	$24,698	$16,577	$17,539	$31,175

Income per share (attributable to Sirona Dental Systems, Inc. shareholders):
Net income per share—basic	$0.45	$0.30	$0.32	$0.57
Net income per share—diluted	$0.44	$0.29	$0.31	$0.55
Weighted average shares—basic	55,266,337	55,227,417	55,122,944	54,968,399
Weighted average shares—diluted	56,677,680	56,739,364	56,610,111	56,356,288