Form 10-Q
period 2011-12-31
SIRONA DENTAL SYSTEMS, INC.
filed 2012-02-03
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of January 31, 2012, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,726,698.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

PART I	FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Financial Statement Notes	December 31, 2011	September 30, 2011

		(unaudited)
		$’000s (except per share amounts)
ASSETS
Current assets
Cash and cash equivalents		$105,679	$345,859
Accounts receivable, net of allowance for doubtful accounts of $1,879 and $1,868, respectively		121,783	97,853
Inventories, net	5	88,630	93,028
Deferred tax assets	9	25,466	25,014
Prepaid expenses and other current assets		10,337	15,477
Income tax receivable	9	2,421	4,193

Total current assets		354,316	581,424

Property, plant and equipment, net of accumulated depreciation and amortization of $114,749 and $111,832, respectively		126,956	131,044
Goodwill	6	631,722	653,799
Investments		2,450	2,453
Restricted cash		—	655
Intangible assets, net of accumulated amortization of $411,084 and $412,428, respectively	6	324,625	346,442
Other non-current assets		4,877	2,884
Deferred tax assets	9	7,014	7,427

Total assets		$1,451,960	$1,726,128

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		$37,048	$48,697
Short-term debt and current portion of long-term debt	7	55,011	368,403
Income taxes payable	9	10,928	6,811
Deferred tax liabilities	9	693	1,108
Accrued liabilities and deferred income		92,681	110,207

Total current liabilities		196,361	535,226

Long-term debt	8	75,000	—
Deferred tax liabilities	9	130,292	138,327
Other non-current liabilities		17,613	16,978
Pension related provisions	12	47,641	49,677
Deferred income		47,500	50,000

Total liabilities		514,407	790,208

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		—	—
Common stock ($0.01 par value; 95,000,000 shares authorized;
56,353,051 shares issued and 55,707,723 shares outstanding at Dec. 31, 2011; 56,292,420 shares issued and 55,815,323 shares outstanding at Sept. 30, 2011		564	563
Additional paid-in capital		687,517	685,617
Treasury stock (at cost)

645,328 shares held at cost at Dec. 31, 2011; 477,097 shares held at cost at Sept. 30, 2011		(26,770)	(19,749)
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		341,916	303,639
Accumulated other comprehensive (loss)/income	4	(19,121)	11,309

Total Sirona Dental Systems, Inc. shareholders’ equity		935,003	932,276

Noncontrolling interests		2,550	3,644

Total shareholders’ equity		937,553	935,920

Total liabilities and shareholders’ equity		$1,451,960	$1,726,128

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Financial Statement Notes	Three months ended December 31,

		2011	2010
		$’000s (except per share amounts)
Revenue		$258,116	$235,646
Cost of sales		119,333	105,232

Gross profit		138,783	130,414

Selling, general and administrative expense		73,646	63,323
Research and development		13,286	13,510
Provision for doubtful accounts and notes receivable		39	68
Net other operating income		(2,500)	(2,500)

Operating income		54,312	56,013
Loss/(gain) on foreign currency transactions, net		2,230	(761)
Loss on derivative instruments	13	436	1,635
Interest expense, net		903	950
Other expense/(income)		262	(866)

Income before taxes		50,481	55,055
Income tax provision	9	11,611	12,112

Net income		38,870	42,943
Less: Net income attributable to noncontrolling interests		593	551

Net income attributable to Sirona Dental Systems, Inc.		$38,277	$42,392

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):	10
- Basic		$0.69	$0.77
- Diluted		$0.67	$0.75
Weighted average shares - basic		55,783,648	55,337,040
Weighted average shares - diluted		57,121,505	56,852,620

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Sirona Dental Systems, Inc. Shareholders
	Common share capital	Number of common shares issued and outstanding	Additional paid-in capital	Treasury Stock	Excess of purchase price over predecessor basis	Retained earnings	Accumulated other comprehensive income/(loss)	Total Sirona Dental Systems, Inc. Shareholders	Noncontrolling Interests	Total
	$’000s (except for amount of common shares issued)
Balances as of September 30, 2010	$553	55,305,581	$652,698	$(284)	(49,103)	$181,846	$19,701	$805,411	$2,222	$807,633

Issuance of common stock upon exercise of options	2	132,778	1,515					1,517		1,517
Stock compensation			1,911					1,911		1,911
Tax benefit of stock options exercised			585					585		585
Comprehensive income:
Net income						42,392		42,392	551	42,943
Cumulative translation adjustment							(11,777)	(11,777)	45	(11,732)
Unrecognized elements of pension cost, net of tax							(154)	(154)		(154)

Total comprehensive income	—		—	—	—	42,392	(11,931)	30,461	596	31,057

Balances as of December 31, 2010	$555	55,438,359	$656,709	$(284)	(49,103)	$224,238	$7,770	$839,885	$2,818	$842,703

Balances as of September 30, 2011	$563	55,815,323	$685,617	$(19,749)	(49,103)	$303,639	$11,309	$932,276	$3,644	$935,920

Issuance of common stock upon exercise of options and vesting of RSUs/PSUs	1	60,631	464					465		465
Purchase of treasury stock (at cost)		(168,231)		(7,021)				(7,021)		(7,021)
Stock compensation			2,093					2,093		2,093
Tax benefit of stock options exercised			(657)					(657)		(657)
Dividend distribution to noncontrolling interest									(1,689)	(1,689)
Comprehensive income:
Net income						38,277		38,277	593	38,870
Cumulative translation adjustment							(30,241)	(30,241)	2	(30,239)
Unrecognized elements of pension cost, net of tax							250	250		250
Net loss on derivative financial instruments (hedging)							(439)	(439)		(439)

Total comprehensive income	—	—	—	—	—	38,277	(30,430)	7,847	595	8,442

Balances as of December 31, 2011	$564	55,707,723	$687,517	$(26,770)	(49,103)	$341,916	$(19,121)	$935,003	$2,550	$937,553

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2011	2010
	$’000s
Cash flows from operating activities
Net income	$38,870	$42,943

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,255	19,207
Loss on derivative instruments	436	1,635
Loss/(gain) on foreign currency transactions	2,230	(761)
Deferred income taxes	(4,428)	(5,550)
Amortization of debt issuance cost	199	303
Share-based compensation expense	2,093	1,911

Changes in assets and liabilities
Accounts receivable	(28,626)	(26,679)
Inventories	2,129	(531)
Prepaid expenses and other current assets	5,022	7,448
Restricted cash	646	14
Other non-current assets	(273)	(653)
Trade accounts payable	(10,478)	(1,734)
Accrued liabilities and deferred income	(17,060)	(17,696)
Other non-current liabilities	193	98
Income taxes receivable	1,741	1,845
Income taxes payable	4,389	1,519

Net cash provided by operating activities	16,338	23,319

Cash flows from investing activities
Investment in property, plant and equipment	(7,875)	(8,961)
Proceeds from sale of property, plant and equipment	—	341
Purchase of intangible assets	(66)	—

Net cash used in investing activities	(7,941)	(8,620)

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2011	2010
	$’000s
Cash flows from financing activities
Repayments of short-term and long-term debt	(366,646)	—
Proceeds from borrowings	129,209	—
Purchase of treasury stock	(7,020)	—
Debt issuance cost	(2,289)	—
Dividend distributions to noncontrolling interest	(1,689)	—
Common shares issued under share based compensation plans	464	1,515
Tax effect of common shares exercised under share based compensation plans	(639)	725

Net cash (used in)/provided by financing activities	(248,610)	2,240

Change in cash and cash equivalents	(240,213)	16,939
Effect of exchange rate change on cash and cash equivalents	33	(3,359)
Cash and cash equivalents at beginning of period	345,859	251,767

Cash and cash equivalents at end of period	$105,679	$265,347

Supplemental information
Interest paid	$241	$1,089
Interest capitalized	102	114
Income taxes paid	9,579	13,556

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the reporting date and the reported amounts of revenues and expenses for the interim period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information not misleading. The year-end condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of December 31, 2011, and the results of operations and cash flows for the three months ended December 31, 2011 and 2010, respectively, as applicable to interim periods have been made. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

2.	Recently Issued Accounting Pronouncements

Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which clarifies certain principles or requirements for measuring fair value, including measuring the fair value of financial instruments that are managed within a portfolio and the application of premiums and discounts in a fair value measurement. In addition, ASU 2011-04 requires expanded fair value measurement disclosures including: (1) for Level 3 fair value measurements, qualitative information about unobservable inputs used, valuation processes applied, and the sensitivity of those measurements to changes in observable inputs; (2) for an entity’s use of a nonfinancial asset in a manner other than its highest and best use, the reason for the difference; and (3) for items not measured at fair value but for which fair value disclosure is required, the hierarchical level in which the fair values were determined. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s fiscal year beginning October 1, 2012, with early adoption not permitted for public entities. The Company is evaluating the potential impact of adoption.

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

3.	Employee Share-Based Compensation

ASC 718, Compensation – Stock Compensation, requires that all share based compensation arrangements, including grants of stock option awards to employees, be recognized based on the estimated fair value of the share-based payment award.

Equity Incentive Plan

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, restricted stock, RSU’s, and PSU’s. The

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2006 Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of December 31, 2011, 1,006,767 shares were available for future grant under the 2006 Plan.

Restricted and Performance-Based Stock Units

In the three months ended December 31, 2011, the Company granted 184,100 RSU’s on November 22, 2011, with a value of $40.03, the closing price at the date of the grant.

RSU’s and PSU’s generally vest in annual tranches over a period of three to four years. The PSU’s were granted to three executive officers of the Company and vest three years from the date of the grant provided the Company achieves earnings targets specified in the grant. All grants expire ten years after the date of the grant. RSU’s and PSU’S do not have voting rights or rights to dividends prior to vesting. The value of each RSU and PSU grant is determined by the closing price at the date of grant. Share-based compensation expense for the entire award is recognized straight-line over the service period of the last separately vesting tranche of the award.

Stock Options

In the three months ended December 31, 2011, the Company granted 209,375 stock options on November 22, 2011, under the 2006 Plan with a weighted average exercise price of $40.03 and weighted average fair value of $14.15 at the grant date. Grants generally vest over four years. All grants expire ten years after the date of the grant.

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

Three months ended December 31, 2011

Expected Volatility	39.17%
Risk-free rate	0.91%
Expected term	5 years
Expected dividends	—

Compensation Costs

The following table summarizes compensation expense charged to income for stock-based compensation and additional information for the three months ended December 31, 2011:

	Three months ended December 31,
	2011	2010
Compensation Expense	$’000s
Cost of sales	$32	$36
Selling, general and administrative	2,020	1,822
Research and development	41	53

	$2,093	$1,911

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three months ended December 31, 2011

$’000s (except where noted)
Additional Information

Tax Information

Income tax benefit recognized for share-based compensation	$(602)

Tax benefit realized from option exercises	$(775)

Future Costs

Total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards	$23,043

Weighted-average period expected for recognition of cost (in years)	3.1

Restricted and Performance-Based Stock Unit Activity

The following is a summary of Sirona’s RSU and PSU activity for the three months ended December 31, 2011:

	Three months ended December 31, 2011
	Restricted stock units		Performance-based stock units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	462,465	$36.99	12,800	$36.78
Reclass	(200)	36.78	200	36.78
Granted	184,100	40.03	—	—
Vested	(36,494)	34.45	—	—
Forfeited	(800)	36.78	—	—

Outstanding at end of period	609,071	38.04	13,000	36.78

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Option Activity

The following is a summary of Sirona’s stock option activity for the three months ended December 31, 2011:

	Three months ended December 31, 2011
	Number of options	Weighted average exercise price
Outstanding at beginning of period	2,207,312	$15.05
Granted	209,375	40.03
Exercised	(40,282)	11.53
Forfeited	(5,517)	9.83

Outstanding at end of period	2,370,888	17.32

thereof vested and exercisable	1,802,297

		$’000s
Intrinsic value of options exercised		$1,256
Total fair value of options vested		$1,363
Aggregate intrinsic value of exercisable stock options		$51,331
Weighted average remaining contractual life (in years)		5.0

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Accumulated Other Comprehensive (Loss)/Income

	For the three months ended December 31,
	2011
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net (loss)/gain from hedging instruments	Total
	$’000s
Balance at beginning of period	$16,007	$(4,698)	$—	$11,309
Current increase / (decrease)	(30,241)	346		(29,895)
Income tax (expense) / benefit		(96)		(96)
Changes in fair value of derivatives			(439)	(439)

Balance at end of period	$(14,234)	$(4,448)	$(439)	$(19,121)

	For the three months ended December 31,
	2010
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net (loss)/gain from hedging instruments	Total
	$’000s
Balance at beginning of period	$21,965	$(2,264)	$—	$19,701
Current increase / (decrease)	(12,003)	100		(11,903)
Income tax (expense) / benefit		(28)		(28)

Balance at end of period	$9,962	$(2,192)	$—	$7,770

5.	Inventories, net

	December 31, 2011	September 30, 2011
	$’000s
Finished goods	$58,518	$59,929
Work in progress	12,546	15,761
Raw materials	33,164	32,918

	104,228	108,608
Inventory reserve	(15,598)	(15,580)

	$88,630	$93,028

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Intangible Assets and Goodwill

	Gross	Accumulated amortization	Net
	$’000s
As of December 31, 2011
Patents & Licenses	$134,488	$74,443	$60,045
Trademarks	126,361	553	125,808
Technologies and dealer relationships	434,519	336,088	98,431
In-process research & development	40,341	—	40,341

	735,709	411,084	324,625

Goodwill	631,722	—	631,722

Total intangible assets	$1,367,431	$411,084	$956,347

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2011
Patents & Licenses	$140,136	$74,482	$65,654
Trademarks	130,706	528	130,178
Technologies and dealer relationships	447,687	337,418	110,269
In-process research & development	40,341	—	40,341

	758,870	412,428	346,442

Goodwill	653,799	—	653,799

Total intangible assets	$1,412,669	$412,428	$1,000,241

The change in the value of goodwill from September 30, 2011 to December 31, 2011 is mainly attributable to (i) foreign currency fluctuations, with an impact of $ (22,060), and (ii) a reduction in goodwill by $ (17) as a result of tax benefits received subsequent to the Exchange for options that were vested and included in the determination of purchase price at the time of that acquisition.

Aside from normal amortization for the current fiscal year, the change in the value of intangible assets, excluding goodwill, from September 30, 2011 to December 31, 2011 is mainly attributable to foreign currency fluctuations, with an impact of $ (9,608).

IPR&D, with a fair value of $40.3 million, represents a single project. The remaining estimated cost to complete the project was $1.1 million as of December 31, 2011. The project is 90% through the development phase; the remaining steps prior to product release are beta testing and regulatory approvals. The percentage of completion for the full project is 85%, and we anticipate project completion and the associated benefits in fiscal year 2012.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Short-Term Debt and Current Portion of Long-Term Debt

The components of short-term debt are as follows:

	December 31, 2011	September 30, 2011
	$’000s
New Senior Term Loans (Revolving Facility B, variable rate, various amounts drawn)	$51,101	$
Actual average interest rate as of December 31, 2011: 2.19%
Prior Senior Term Loans (Tranches A1/A2, variable rate repayable in November 2011)	—		364,817
Actual interest rate as of September 30, 2011 - Tranche A1: 0.69%
Actual interest rate as of September 30, 2011 - Tranche A2: 1.81%
Accrued interest on long-term debt	270		—
Other short-term debt	3,640		3,586

	$55,011		$368,403

8.	Long-Term Debt

The components of long-term debt are as follows:

	December 31, 2011	September 30, 2011
	$’000s
New Senior Term Loan (“Facility A” Term Loan, variable rate)repayable in two installments in November 2015 and November 2016	$75,270	$—
Actual interest rate as of December 31, 2011: 2.06%

	75,270	—
Less current portion	270	—

	$75,000	$—

Senior Term Loans

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

On November 16, 2011, Sirona entered into 5-year payer interest rate swaps to fully hedge its 3-month LIBOR exposure for the Facility A Term Loan. The terms of the swap reflect the term structure of the underlying loan. The effective nominal interest rate is expected to be 1.2775% plus the applicable margin. Settlement of the swaps is required on a quarterly basis.

Debt issuance costs of $2.8 million (preliminary) were incurred in relation to the financing in November 2011 and have been capitalized as deferred charges and are amortized using the effective interest method over the term of the loans.

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

The senior debt repayment tranche originally scheduled for November 24, 2011 was repaid on November 16, 2011 in connection with the Company’s New Senior Facilities Agreement, discussed above. At the Company’s current Debt Cover Ratio, the loans under the Prior Senior Facilities Agreement bore interest of EURIBOR, for Euro-denominated loans, and LIBOR for the other loans, plus a margin of 45 basis points for both. For additional information on the Prior Senior Facilities Agreement, see Part I, Item 7 of the Company’s 2011 Annual Report on Form 10-K.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Income Taxes

For the first three months of fiscal year 2012, an estimated effective tax rate of 23% has been applied, compared to an estimated effective tax rate of 22% for the first three months of fiscal year 2011 and an effective tax rate for fiscal year 2011 of 22.4%.

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

The company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of December 31, 2011, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. In making this determination, the Company also evaluates its expected cash requirements in the United States. These earnings relate to ongoing operations and, as of December 31, 2011, the approximate amount of undistributed foreign earnings amounted to $200 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

10.	Income per Share

The computation of basic and diluted income per share is as follows:

	Three months ended December 31,
	2011	2010
	$’000s (except for share amounts)
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$38,277	$42,392

Weighted average shares outstanding - basic	55,783,648	55,337,040
Dilutive effect of stock-based compensation	1,337,857	1,515,580

Weighted average shares outstanding - diluted	57,121,505	56,852,620

Net income per share
Basic	$0.69	$0.77

Diluted	$0.67	$0.75

Stock options to acquire 85,000 shares of Sirona’s common stock that were granted in connection with the Company’s stock option plans were not included in the computation of diluted earnings per share for the three months ended December 31, 2010, because the options’ underlying exercise prices were greater than the average market price of Sirona’s common stock for the period. There were no stock options excluded from the computation of diluted earnings per share for the three months ended December 31, 2011.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Product warranty

The following table provides the changes in the product warranty accrual for the three months ended December 31, 2011 and 2010:

	Three months ended December 31,
	2011	2010
	$’000s
Balance at beginning of the period	$8,735	$8,972
Accruals for warranties issued during the period	4,403	4,104
Warranty settlements made during the period	(4,028)	(4,470)
Translation adjustment	(325)	(148)

Balance at end of the period	$8,785	$8,458

12.	Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended December 31,
	2011	2010
	$’000s
Service cost, net	$55	$64
Interest cost	631	605
Amortization of actuarial gains	(80)	(40)

Net periodic benefit cost	$606	$629

13.	Derivative Instruments and Hedging Strategies

Our operations are exposed to market risks from changes in foreign currency exchange rates and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

The Company is exposed to interest rate risk associated with fluctuations in the interest rates on its variable interest rate debt. These fluctuations can have a significant impact on the Company’s earnings, depending upon its interest rate exposure. In order to manage this risk, the Company enters into interest rate swap agreements, when appropriate, based upon market conditions.

Although the U.S. Dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation, which exposes the Company to market risk associated with foreign currency exchange rate movements. The Company’s policy generally is to hedge major foreign currency transaction exposure through foreign exchange forward contracts.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash Flow Hedges

The Company uses interest rate swaps to convert a portion of its debt’s variable interest rate to a fixed interest rate. These swaps are designated as hedging instruments under ASC 815. Interest rate swaps have been established for 100% of the interest until November 2016. The interest rate swaps fix the LIBOR element of interest payable on 100% of the principal amount of the Facility A Term Loan for defined three month interest periods over the entire term of the loan. The defined interest rates fixed for each three month interest period range from 1.270% to 1.285%. Settlement of the swaps is required on a quarterly basis. The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes.

The Euro is the functional currency for the majority of Sirona’s subsidiaries, including its primary sales and manufacturing operations in Germany. During the periods under review, the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results. In order to manage foreign currency exposures, the Company enters into foreign exchange forward contracts (USD, AUD, and JPY). The Company enters into forward contracts that are considered to be economic hedges but which are not considered hedging instruments under ASC 815. As of December 31, 2011, these contracts had notional amounts totaling $29.2 million. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at December 31, 2011 is described in Note 14 Fair Value Measurements.

The following tables summarize the impact of gains and losses from the fair value changes of the Company’s derivative instruments reported in our condensed consolidated statement of income for the three months ended December 31, 2011 and 2010 were as follows:

Derivatives Designated as Cash Flow Hedging

		For the three months ended December 31,
		2011	2010
		Amount of (Gain)/Loss Recognized in Accumulated Other Comprehensive Income
		$’000s
Interest rate swap contracts		$439	$—

		For the three months ended December 31,
		2011	2010
	Location of (Gain)/Loss Recognized in Income on Derivative	Ineffective portion Recognized in Income
		$’000s
Interest rate swap contracts	Loss on derivative instruments, net	$1	$—

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivatives Not Designated as Hedging Instruments

		For the three months ended December 31,
		2011	2010
	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
		$’000s
Foreign exchange contracts	Loss on derivative instruments, net	436	1,635

Total		$436	$1,635

14. Fair Value Measurements

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2011:

	December 31, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Interest	Foreign Exchange
	$’000s
Liabilities
Derivative Liabilities	$—	$(439)	$(2,074)	$—	$(2,513)
Business Acquisition-related liabilities	—	—	—	(10,813)	(10,813)

Total	$—	$(439)	$(2,074)	$(10,813)	$(13,326)

	September 30, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Interest	Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$157	$—	$—	$—	$157
Derivative Assets	—	—	121	—	121
Liabilities
Derivative Liabilities	$—	$—	$(1,828)	$—	$(1,828)
Business Acquisition-related liabilities	—	—	—	(10,560)	(10,560)

Total	$157	$—	$(1,707)	$(10,560)	$(12,110)

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The change in the fair value of the business acquisition-related liabilities was $0.3 million and was recorded in other (income)/expense in the income statement for the three months ended December 31, 2011.

In the Company’s December 31, 2011 and September 30, 2011 Condensed Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

The Company did not elect the fair value option for any other eligible financial instruments.

Fair value of financial instruments

Financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, foreign currency forward contracts, interest rate swaps, and certain liabilities related to business acquisitions primarily resulting from earn-out features. The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate their respective fair values because of the short maturity and nature of these items. The fair value of the foreign currency forward contracts and interest rate swaps is determined by the estimated cash flows of those contracts and swaps. The fair values of the acquisition-related liabilities are based on discounted valuations of commercial assumptions made by Company management of stipulations governed in the underlying purchase agreements.

15.	Segment Reporting

The following tables reflect the results of the Company’s reportable segments under the Company’s management reporting system. The segment performance measure used to monitor segment performance is gross profit (“Segment Performance Measure”) excluding the impact of the acquisition of control of the Sirona business by Sirona Holdings Luxco S.C.A. (“Luxco”) – the former controlling shareholder, a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners (“MDP”); Beecken Petty O’Keefe and management of Sirona through a leveraged buyout transaction on June 30, 2005 (the “MDP Transaction”); and the Exchange. This measure is considered by management to better reflect the performance of each segment as it eliminates the need to allocate centrally incurred costs and significant purchase accounting impacts that the Company does not believe are representative of the performance of the segments. Furthermore, the Company monitors performance geographically by region. As the Company manages its business on both a product and a geographical basis, U.S. GAAP requires segmental disclosure based on product information.

	Three months ended December 31,
	2011	2010
	$’000s
Revenue External
Dental CAD/CAM Systems	$84,226	$83,374
Imaging Systems	94,435	76,265
Treatment Centers	51,259	49,763
Instruments	28,033	26,077

Total	257,953	235,479

Electronic center and corporate	163	167

Total	$258,116	$235,646

Revenue Internal
Dental CAD/CAM Systems	$—	$—
Imaging Systems	5	5
Treatment Centers	2	4

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Instruments	2,897	2,708
Intercompany elimination	(2,904)	(2,717)

Total	—	—

Electronic center and corporate	6,342	5,902
Intercompany elimination	(6,342)	(5,902)

Total	$—	$—

Revenue Total

Dental CAD/CAM Systems	$84,226	$83,374
Imaging Systems	94,440	76,270
Treatment Centers	51,261	49,767
Instruments	30,930	28,784

Total	260,857	238,195

Electronic center and corporate	6,505	6,069

Total	$267,362	$244,264

Segment performance measure

Dental CAD/CAM Systems	$59,742	$59,036
Imaging Systems	54,072	46,134
Treatment Centers	20,552	22,047
Instruments	13,403	12,711

Total	147,769	139,928

Electronic center and corporate	2,282	2,415

Total	$150,051	$142,343

Depreciation and amortization expense

Dental CAD/CAM Systems	$2,145	$1,797
Imaging Systems	1,562	1,368
Treatment Centers	1,895	1,519
Instruments	935	763

Total	6,537	5,447

Electronic center and corporate	421	280

Total	$6,958	$5,727

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three months ended December 31, 2011 and 2010 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended December 31,
	2011	2010
	$’000s
Revenue
Total segments (external)	$257,953	$235,479
Electronic center and corporate	163	167

Consolidated revenue	258,116	235,646
Depreciation and amortization
Total segments	6,537	5,447
Differences management reporting vs. US GAAP, electronic center and corporate	12,718	13,760

Consolidated depreciation and amortization	19,255	19,207

Segment performance measure
Total segments	147,769	139,928
Differences management reporting vs. US GAAP, electronic center and corporate	(8,986)	(9,514)

Consolidated gross profit	138,783	130,414

Selling, general and administrative expense	73,646	63,323
Research and development	13,286	13,510
Provision for doubtful accounts and notes receivable	39	68
Net other operating income	(2,500)	(2,500)
Loss/(gain) on foreign currency transactions, net	2,230	(761)
Loss on derivative instruments	436	1,635
Interest expense, net	903	950
Other expense/(income)	262	(866)

Income before taxes	$50,481	$55,055

Concentration of Revenue

A substantial portion of our revenue comes from two distributors accounting for more than 10% of revenues. Patterson Dental accounted for 27% and 27% of our total revenues for the three months ended December 31, 2011 and 2010, respectively. Henry Schein accounted for 17% and 20% of our total revenues for the three months ended December 31, 2011

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and 2010, respectively. Together, these two customers represented 45% and 47% of our total revenues for the three months ended December 31, 2011 and 2010, respectively. The accounts receivable from these two customers totaled $ 51,885 and $ 50,776 for the three months ended December 31, 2011 and 2010, respectively. These revenues were earned across all segments, with a significant portion of revenues with Patterson being earned in the CAD/CAM segment. No other customer accounted for more than 10% of revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this Report and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in “Results of Operations” in this Item and elsewhere in this Report. All amounts are reported in thousands of U.S. Dollars ($), except as otherwise disclosed.

This report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans” and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. All forward looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

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

The U.S. market is the largest individual market for Sirona, followed by Germany. Between fiscal years 2004 and 2011, the Company increased U.S. revenues from $88.2 million to $255.9 million, driven by innovative products, particularly in the CAD/CAM and imaging segments and the Exchange. Patterson made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution rights for CAD/CAM products in the U.S. and Canada until 2017 (the “Patterson exclusivity payment”). The amount received was recorded as deferred income and is being recognized on a straight-line basis commencing at the beginning of the extension of the exclusivity period in fiscal year 2008.

In addition to strong U.S. market growth, Sirona has pursued expansion in non-U.S. and non-German markets. Between fiscal years 2004 and 2011, the Company increased revenues in non-U.S. and non-German markets from $190.9 million to $469.0 million. To support this growth, Sirona expanded its local presence and distribution channels by establishing sales and service locations e.g. in Japan, Australia, China, Korea, Italy, and France. The expansion helped to increase market share but also contributed to higher SG&A expenses.

Fiscal year 2011 was a successful year for Sirona. We posted solid revenue growth, with exceptionally strong performance in Germany on the heels of a successful International Dental Show (“IDS”) in Cologne, Germany and a trade-in program for CAD/CAM products. In addition, Sirona’s new product introductions demonstrate our continued focus on innovation and the benefits we accrue from our industry-leading investments in research and development. These factors, plus our ongoing initiatives to expand our global sales and service infrastructure, resulted in strong financial performance for the fiscal year. Revenues in international markets increased 20.5% on a constant currency basis, with particularly strong performance in Europe, led by Germany, and Asia-Pacific. Revenues in the U.S. grew 6.8%. In fiscal year 2011, our net income and our operating cash flow benefitted from this strong revenue growth, but also from operating margin expansion and lower interest expense.

For the three months ended December 31, 2011, revenues increased 10.2% on a constant currency basis over a very strong first quarter in fiscal year 2011, where revenues grew 15.8% constant currency. Revenues were particularly strong in the Imaging segment as well as in the non-U.S., non-European markets. The resulting $8.4 million gross profit increase was more than offset by a $10.3 million increase in SG&A expenses. The major driver of the increase in SG&A expenses was the continued strategic expansion of our sales and service infrastructure in key growth markets. SG&A expenses in the prior-year quarter were below the average for the full fiscal year due to the continuous build out of our infrastructure throughout the prior year. As a result, operating income declined 3%.

Significant Factors that Affect Sirona’s Results of Operations

The MDP Transaction and the Exchange

On June 30, 2005, Sirona Holdings Luxco S.C.A. (“Luxco”), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O’Keefe, management and employees of Sirona, obtained control over the Sirona business. The transaction was effected by using new legal entities, Sirona Holding GmbH (formerly Blitz 05-118 GmbH) and its wholly owned subsidiary Sirona Dental Services GmbH, to acquire 100% of the interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business through a leveraged buy-out transaction (the “MDP Transaction”). In May 2011, Luxco sold all of its remaining 9,747,480 shares of Sirona common stock pursuant to an underwritten follow-on public offering.

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

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currencies vary depending on the country of operation. For the three months ended December 31, 2011, approximately 41% of Sirona’s revenue and approximately 70% of its expenses were in Euro. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2010 and December 31, 2011, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $1.2865 to a high of $1.4155. Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. The Company does not apply hedge accounting to such contracts. As of December 31, 2011, these contracts had notional amounts totaling $29.2 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information above and under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. The average exchange rate for the three months ended December 31, 2011, was $1.34934 and varied from $1.37045 to $1.31882. For the three months ended December 31, 2010, an average quarterly exchange rate converting Euro denominated revenues into U.S. Dollars of $1.36034 was applied.

Loans made to Sirona under both the Prior Senior Facilities Agreement entered into on November 22, 2006, and the New Senior Facilities Agreement entered into on November 14, 2011, are denominated in the functional currency of the respective borrowers. See “Liquidity and Capital Resources” for a discussion of our Senior Facilities Agreements. However, intra-group loans are denominated in the functional currency of only one of the parties to the loan agreements. Where intra-group loans are of a long-term investment nature, the potential non-cash fluctuations in exchange rates are reflected within other comprehensive income. These fluctuations may be significant in any period due to changes in the exchange rates between the Euro and the U.S. Dollar.

Fluctuations in Quarterly Operating Results

Sirona’s quarterly operating results have varied in the past and are likely to vary in the future. These variations result from a number of factors, many of which are substantially outside its control, including:

•	the timing of new product introductions by us and our competitors;

•	timing of industry tradeshows, particularly the IDS;

•	changes in relationships with distributors;

•	developments in government reimbursement policies;

•	changes in product mix;

•	our ability to supply products to meet customer demand;

•	fluctuations in manufacturing costs;

•	tax incentives;

•	currency fluctuations; and

•	general economic conditions, as well as those specific to the healthcare industry and related industries.

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

The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because, as of December 31, 2011, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Revenue

Revenue for the three months ended December 31, 2011 was $258.1 million, an increase of $22.5 million, or 9.5%, as compared with the three months ended December 31, 2010. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 10.2%. By segment, Imaging Systems increased 23.8% (up 24.3% on a constant currency basis), Instruments increased 7.5% (up 8.4% on a constant currency basis), Treatment Centers increased 3.0% (up 3.8% on a constant currency basis), and CAD/CAM Systems increased 1.0% (up 1.5% on a constant currency basis).

We continue to benefit from solid demand for our innovative products and from our increased global sales and service infrastructure. Our products enable dental professionals to improve their clinical results and to increase the profitability of their practices.

Imaging Systems revenues continued to show strong growth, driven by robust demand for our 3D and 2D Orthophos products. Sales were particularly strong in international markets. Instrument revenues were up, benefiting from high-volume projects in several international markets. Treatment Center revenues faced a challenging year-over-year comparison, since revenues increased 23% on a constant currency basis during the same period in the prior year. CAD/CAM Systems revenue in fiscal year 2011 benefited from a very successful trade-in program in Germany, which was absent in the first quarter of fiscal 2012.

Revenue in the U.S. for the three months ended December 31, 2011 was up 2.0% compared to the prior year period. Revenue outside the U.S. increased by 12.7%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 13.6%. Revenue growth was particularly strong in non-U.S., non-European markets, led by the Asia-Pacific region.

Revenue growth on a constant currency basis was mainly volume driven. Prices in general remained stable, with the exception of pricing pressure and product mix shifts in the 2D and 3D panoramic imaging product lines.

Cost of Sales

Cost of sales for the three months ended December 31, 2011 was $119.3 million, an increase of $14.1 million, or 13.4%, as compared with the three months ended December 31, 2010. Gross profit as a percentage of revenue was 53.8% compared to 55.3% in the prior year period. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $11.2 million as well as non-cash share-based compensation expense of $0.03 million for the three months ended December 31, 2011 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $12.4 million and non-cash share-based compensation expense of $0.04 million for the three months ended December 31, 2010. Excluding these amounts, cost of sales as a percentage of revenue was 41.9% for the three months ended December 31, 2011 compared with 39.4% for the three months ended December 31, 2010. Therefore, gross profit as a percentage of revenue was 58.1%, compared to 60.6% in the prior year period. The decrease in the gross profit margin was mainly due to product mix in all segments, except for the CAD/CAM segment.

We use gross profit, excluding the impact of the MDP Transaction, to monitor segment performance. By segment, gross profit increased in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 as follows: Imaging Systems 17.2%, Instruments 5.5%, and CAD/CAM Systems 1.2%, while Treatment Centers decreased by 6.8%. The increase in Imaging Systems gross profit was driven by the strong growth in sales of our 3D and 2D Orthophos products, which due to product mix, led to a decrease in the segment gross profit margin. Instruments segment gross profit benefited from volume increase, with the slight decrease in gross profit margin resulting from a changed product mix. The

CAD/CAM segment gross profit and gross profit margin were on level with the prior year. We realized robust unit growth, with a high ratio of economy units and larger-volume projects in our Treatment Center segment; therefore, both gross profit and gross profit margin were below prior year levels. For more information, see Note 15 to our condensed consolidated financial statements for revenues and gross profit by segment for each of the fiscal periods under report.

Selling, General and Administrative

For the three months ended December 31, 2011, SG&A expense was $73.6 million, an increase of $10.3 million, or 16.3%, as compared with the three months ended December 31, 2010. During the quarter, we continued to implement our strategy to invest in the expansion of our sales and service infrastructure to capitalize on opportunities to gain market share and to build up our presence in key growth markets. These investments resulted in increased revenues, particularly in international markets. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $0.7 million as well as non-cash share-based compensation expense in the amount of $2.0 million for the three months ended December 31, 2011, compared with $0.7 million and $1.8 million, respectively, for the three months ended December 31, 2010. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 27.5% for the three months ended December 31, 2011, as compared with 25.8% for the three months ended December 31, 2010.

Research and Development

R&D expense for the three months ended December 31, 2011, was $13.3 million and approximated the prior-year level.

R&D expense included non-cash share-based compensation expense in the amount of $0.04 million for the three months ended December 31, 2011, compared with $0.05 million for the three months ended December 31, 2010. Excluding this amount, as a percentage of revenue, R&D expense decreased to 5.1% for the three months ended December 31, 2011, compared to 5.7% for the three months ended December 31, 2010.

Net Other Operating Income

Net other operating income for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was as follows:

	Three months ended December 31,
	2011	2010
	$ millions
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5

Loss/(Gain) on Foreign Currency Transactions

The loss on foreign currency transactions for the three months ended December 31, 2011 amounted to $2.2 million and compares to a gain of $0.8 million for the three months ended December 31, 2010. The components of these results are as follows:

	Three months ended December 31,
	2011	2010
	$ millions
Unrealized non-cash foreign exchange loss from translation adjustment of deferred income related to the Patterson exclusivity payment	$2.5	$1.4
Unrealized non-cash foreign exchange loss on short-term intra-group loans	3.3	1.3
Gain on other foreign currency transactions	(3.6)	(3.5)

	$2.2	$(0.8)

Loss on Derivative Instruments

The loss of $0.4 million on derivative instruments for the three months ended December 31, 2011 compared to a loss of $1.6 million for the three months ended December 31, 2010. In both periods, the loss related to unrealized non-cash losses on foreign currency hedges.

Interest Expense

Net interest expense for the three months ended December 31, 2011, was $0.9 million, compared to $1.0 million for the three months ended December 31, 2010. The decrease primarily resulted from lower debt levels.

Income Tax Provision

For the three months ended December 31, 2011 and 2010, Sirona recorded a profit before income taxes of $50.5 million and $55.1 million, respectively. The estimated effective tax rate applied for these periods was 23% and 22%, respectively, compared to an actual effective tax rate of 22.4% in fiscal year 2011. The income tax provision for the three months ended December 31, 2011 and 2010, was $11.6 million and $12.1 million, respectively. The estimated effective tax rate is primarily driven by the expected mix of earnings across different countries.

Net Income

Net income for the three months ended December 31, 2011 was $38.9 million, a decrease of $4.1 million, as compared with the three months ended December 31, 2010. Major influencing factors on net income were the increase in revenues and gross profit and lower amortization, which was more than offset by an increase in SG&A expense due to continued investments in the expansion of our global sales and service infrastructure, and a higher estimated effective tax rate. Net income for the three months ended December 31, 2011 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction - deal related amortization and depreciation) of $12.0 million ($9.2 million net of tax), unrealized, non-cash foreign currency loss on the deferred income from the Patterson exclusivity payment of $2.5 million ($1.9 million net of tax), and loss on the revaluation of short-term intra-group loans of $3.3 million ($2.5 million net of tax).

Sirona’s net income for the three months ended December 31, 2010 included deal related amortization and depreciation of assets acquired in past business combinations of $13.1 million ($10.3 million net of tax), currency revaluation losses on the Patterson exclusivity payment of $1.4 million ($1.1 million after tax), and a loss on the revaluation of short-term intra-group loans of $1.3 million ($1.1 million net of tax).

Share-based compensation expense was $2.1 million ($1.6 million net of tax) for the three months ended December 31, 2011 compared to $1.9 million ($1.5 million net of tax) in the prior year period.

Liquidity and Capital Resources

Historically, Sirona’s principal uses of cash, apart from operating requirements, including research and development expenses, have been for interest payments, debt repayment, and acquisitions. Operating capital expenditures typically are approximately equal to operating depreciation (excluding any effects from the increased amortization and depreciation expense resulting from the step-up to fair values of Sirona’s and Schick’s assets and liabilities required under purchase accounting). These expenditures may temporarily exceed operating depreciation for larger-scale infrastructure and other investment activities that the Company may undertake from time to time. The Company also uses cash for occasional purchases of treasury shares pursuant to stock repurchase programs. Sirona believes that its operating cash flows, available cash, and available financing will be sufficient to fund its working capital needs, research and development expenses, and anticipated capital expenditures for the foreseeable future.

Cash and cash equivalents held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. Undistributed foreign earnings as of December 31, 2011 amounted to approximately $200 million. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

As of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. On that date, the Company entered into a new senior facilities agreement (the “New Senior Facilities Agreement’) with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors. Initial borrowings under the New Senior Facilities Agreement were used to retire the outstanding borrowings under the Company’s previous credit facilities. Please see “Long-term debt” within this section and Note 8 to our consolidated financial statements for a complete description of this New Senior Facilities Agreement.

Cash Flows

	Three months ended December 31,
	2011	2010
	$’000s
Net cash provided by operating activities	$16,338	$23,319
Net cash used in investing activities	(7,941)	(8,620)
Net cash (used in)/provided by financing activities	(248,610)	2,240

(Decrease)/increase in cash during the period	$(240,213)	$16,939

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $16.3 million for the three months ended December 31, 2011 compared to $23.3 million for the three months ended December 31, 2010. The primary contributing factor to the decrease in cash provided by operating cash flows in the three months ended December 31, 2011 was an increase in accounts receivable, driven by the overall increase in revenues, a decrease in accounts payable, as well as the expansion of our global sales and service infrastructure, resulting in higher working capital requirements.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions and long-lived asset disposals. The primary contributors to the investing cash outflow in the three months ended December 31, 2011 were capital expenditures in the course of normal operating activities. For the three months ended December 31, 2010, net cash used in investing activities represented capital expenditures in the course of normal operating activities as well as construction of the Center of Innovation in Bensheim, Germany.

Net Cash (Used in) / Provided by Financing Activities

Net cash used in financing activities was $248.6 million for the three months ended December 31, 2011, compared to net cash provided by financing activities of $2.2 million for the three months ended December 31, 2010. Net cash used in financing activities in the three months ended December 31, 2011 results from repayment of our prior senior term loans in November 2011, partly offset by proceeds from borrowings under new senior term loans and revolving facilities. Net cash used in financing activities in the three months ended December 31, 2010 primarily relates to exercises of options previously granted in the Company’s stock-based compensation activities.

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

On November 16, 2011, Sirona entered into 5-year payer interest rate swaps to fully hedge its 3-month LIBOR exposure for the Facility A Term Loan. The terms of the swap reflect the term structure of the underlying loan. The effective nominal interest rate is expected to be 1.2775% plus the applicable margin. Settlement of the swaps is required on a quarterly basis.

Debt issuance costs of $2.8 million (preliminary) were incurred in relation to the financing in November 2011 and have been capitalized as deferred charges and are amortized using the effective interest method over the term of the loans.

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

The senior debt repayment tranche originally scheduled for November 24, 2011 was repaid on November 16, 2011 in connection with the Company’s New Senior Facilities Agreement, discussed above. At the Company’s current Debt Cover Ratio, the loans under the Prior Senior Facilities Agreement bore interest of EURIBOR, for Euro-denominated loans, and LIBOR for the other loans, plus a margin of 45 basis points for both. For additional information on the Prior Senior Facilities Agreement, see Part I, Item 7 of the Company’s 2011 Annual Report on Form 10-K.

Other Financial Data

	Three months ended December 31,
	2011	2010
	$’000s
Net income attributable to Sirona Dental Systems, Inc.	$38,277	$42,392
Net interest expense	903	950
Provision for income taxes	11,611	12,112
Depreciation	6,958	5,727
Amortization	12,297	13,480

EBITDA	$70,046	$74,661

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

Supplemental Information

	Three months ended December 31,
	2011	2010
	$’000s
Share-based compensation	$2,093	$1,911
Unrealized, non-cash loss on revaluation of the carrying value of the $-denominated exclusivity fee	2,503	1,408
Unrealized, non-cash loss on revaluation of the carrying value of short-term intra-group loans	3,347	1,346

	$7,943	$4,665

Recent Accounting Pronouncements Not Yet Adopted

Please see Note 2 to the unaudited condensed consolidated financial statements for any discussions of recently issued accounting pronouncements that have not yet been adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk as reported under Part II, Item 7A in its Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2011. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2011, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The number and average price of shares repurchased during the three months ended December 31, 2011 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	$’000s (except per share amounts)
October 1 - October 31, 2011	14,600	$40.39	14,600	$79,946
November 1 - November 30, 2011	27,230	39.96	27,230	78,857
December 1 - December 31, 2011	126,401	42.27	126,401	73,515

	168,231		168,231

(1)	In August 2011, the Company’s Board of Directors announced a stock repurchase program to purchase up to an aggregate of $100,000,000 of its common stock in open market or privately-negotiated transactions effective through September 2014. The Company is not obligated to acquire any particular amount of common stock and may suspend the program at any time at its discretion without prior notice.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended December 31, 2011 and 2010, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three months ended December 31, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010, and (v) Notes to Consolidated Condensed Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2012

Sirona Dental Systems, Inc.

By:	/s/ Simone Blank
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)