Form 10-Q
period 2012-03-31
SIRONA DENTAL SYSTEMS, INC.
filed 2012-05-04
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,606,228.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2012

2

PART I	FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Financial Statement Notes	March 31, 2012	September 30, 2011
		(unaudited)
		$’000s (except per share amounts)
ASSETS
Current assets
Cash and cash equivalents		$77,790	$345,859
Accounts receivable, net of allowance for doubtful accounts of $2,044 and $1,868, respectively		113,992	97,853
Inventories, net	5	100,568	93,028
Deferred tax assets	9	26,581	25,014
Prepaid expenses and other current assets		16,205	15,477
Income tax receivable	9	2,981	4,193

Total current assets		338,117	581,424

Property, plant and equipment, net of accumulated depreciation and amortization of $120,907 and $111,832, respectively		133,696	131,044
Goodwill	6	647,456	653,799
Investments		2,450	2,453
Restricted cash		—	655
Intangible assets, net of accumulated amortization of $432,899 and $412,428, respectively	6	319,236	346,442
Other non-current assets		9,550	2,884
Deferred tax assets	9	7,359	7,427

Total assets		$1,457,864	$1,726,128

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		$42,985	$48,697
Short-term debt and current portion of long-term debt	7	2,562	368,403
Income taxes payable	9	13,006	6,811
Deferred tax liabilities	9	766	1,108
Accrued liabilities and deferred income		95,713	110,207

Total current liabilities		155,032	535,226

Long-term debt	8	75,000	—
Deferred tax liabilities	9	130,868	138,327
Other non-current liabilities		18,062	16,978

The accompanying notes are an integral part of these financial statements.

Pension related provisions	12	49,126	49,677
Deferred income		45,000	50,000

Total liabilities		473,088	790,208

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		0	0
Common stock ($0.01 par value; 95,000,000 shares authorized;
56,454,256 shares issued and 55,606,089 shares outstanding at Mar. 31, 2012; 56,292,420 shares issued and 55,815,323 shares outstanding at Sept. 30, 2011		565	563
Additional paid-in capital		690,818	685,617
Treasury stock (at cost)

848,167 shares held at cost at Mar. 31, 2012; 477,097 shares held at cost at Sept. 30, 2011		(36,528)	(19,749)
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		372,437	303,639
Accumulated other comprehensive income	4	3,211	11,309

Total Sirona Dental Systems, Inc. shareholders’ equity		981,400	932,276

Noncontrolling interests		3,376	3,644

Total shareholders’ equity		984,776	935,920

Total liabilities and shareholders’ equity		$1,457,864	$1,726,128

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Financial Statement Notes	Three months ended March 31,		Six months ended March 31,
		2012	2011	2012	2011
		$’000s (except per share amounts)		$’000s (except per share amounts)
Revenue		$231,864	$214,737	$489,980	$450,383
Cost of sales		107,215	99,048	226,548	204,280

Gross profit		124,649	115,689	263,432	246,103

Selling, general and administrative expense		72,667	70,581	146,313	133,904
Research and development		13,638	14,145	26,924	27,655
Provision for doubtful accounts and notes receivable		728	(47)	767	21
Net other operating income		(2,500)	(2,500)	(5,000)	(5,000)

Operating income		40,116	33,510	94,428	89,523
Loss/(gain) on foreign currency transactions, net		1,350	(4,336)	3,580	(5,097)
(Gain)/loss on derivative instruments	13	(2,936)	(1,554)	(2,500)	81
Interest expense, net		1,014	929	1,917	1,879
Other expense/(income)		228	343	490	(523)

Income before taxes		40,460	38,128	90,941	93,183
Income tax provision	9	9,305	8,388	20,916	20,500

Net income		31,155	29,740	70,025	72,683
Less: Net income attributable to noncontrolling interests		634	428	1,227	979

Net income attributable to Sirona Dental Systems, Inc.		$30,521	$29,312	$68,798	$71,704

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):	10
- Basic		$0.55	$0.53	$1.23	$1.29
- Diluted		$0.54	$0.51	$1.21	$1.26
Weighted average shares - basic		55,683,043	55,529,619	55,804,656	55,432,272
Weighted average shares - diluted		56,916,390	57,221,163	57,025,942	57,056,605

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Sirona Dental Systems, Inc. Shareholders
	Common share capital	Number of common shares issued and outstanding	Additional paid-in capital	Treasury Stock	Excess of purchase price over predecessor basis	Retained earnings	Accumulated other comprehensive income/(loss)	Total Sirona Dental Systems, Inc. Shareholders	Noncontrolling Interests	Total
	$’000s (except for amount of common shares issued)
Balances as of September 30, 2010	$553	55,305,581	$652,698	$(284)	(49,103)	$181,846	$19,701	$805,411	$2,222	$807,633

Issuance of common stock upon exercise of options	5	435,500	4,709					4,714		4,714
Stock compensation			4,479					4,479		4,479
Tax benefit of stock options exercised			3,419					3,419		3,419
Purchase of shares from noncontrolling interest			—					—	(487)	(487)
Comprehensive income:
Net income						71,704		71,704	979	72,683
Cumulative translation adjustment							28,150	28,150	142	28,292
Unrecognized elements of pension cost, net of tax							(201)	(201)		(201)

Total comprehensive income	—		—	—	—	71,704	27,949	99,653	1,121	100,774

Balances as of March 31, 2011	$558	55,741,081	$665,305	$(284)	(49,103)	$253,550	$47,650	$917,676	$2,856	$920,532

Balances as of September 30, 2011	$563	55,815,323	$685,617	$(19,749)	(49,103)	$303,639	$11,309	$932,276	$3,644	$935,920

Issuance of common stock upon exercise of options and net effect of vesting of RSUs/PSUs	2	161,836	1,664					1,666		1,666
Purchase of treasury stock (at cost)		(371,070)		(16,779)				(16,779)		(16,779)
Stock compensation			4,290					4,290		4,290
Tax benefit of stock options exercised			(753)					(753)		(753)
Dividend distribution to noncontrolling interest									(1,689)	(1,689)
Comprehensive income:
Net income						68,798		68,798	1,227	70,025
Cumulative translation adjustment							(7,599)	(7,599)	194	(7,405)
Unrecognized elements of pension cost, net of tax							171	171		171
Net loss on derivative financial instruments (hedging)							(670)	(670)		(670)

Total comprehensive income	—	—	—	—	—	68,798	(8,098)	60,700	1,421	62,121

Balances as of March 31, 2012	$565	55,606,089	$690,818	$(36,528)	(49,103)	$372,437	$3,211	$981,400	$3,376	$984,776

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2012	2011
	$’000s
Cash flows from operating activities
Net income	$70,025	$72,683

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	38,460	38,957
(Gain)/loss on derivative instruments	(2,500)	81
Loss/(gain) on foreign currency transactions	3,580	(5,097)
Deferred income taxes	(8,147)	(7,250)
Amortization of debt issuance cost	351	597
Share-based compensation expense	4,290	4,479

Changes in assets and liabilities
Accounts receivable	(18,606)	(27,467)
Inventories	(8,262)	(13,280)
Prepaid expenses and other current assets	(6)	9,803
Restricted cash	646	20
Other non-current assets	(234)	(735)
Trade accounts payable	(5,431)	3,957
Accrued liabilities and deferred income	(16,932)	(20,663)
Other non-current liabilities	522	234
Income taxes receivable	1,208	(1,410)
Income taxes payable	6,140	(292)

Net cash provided by operating activities	65,104	54,617

Cash flows from investing activities
Investment in property, plant and equipment	(18,208)	(23,618)
Proceeds from sale of property, plant and equipment	—	1
Prepayments for other assets	(4,612)	—
Purchase of intangible assets	(72)	(163)
Purchase of long-term investments	—	(44)

Net cash used in investing activities	(22,892)	(23,824)

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2012	2011
	$’000s
Cash flows from financing activities
Repayments of short-term and long-term debt	(433,093)	—
Proceeds from borrowings	141,783	—
Purchase of treasury stock	(16,779)	—
Debt issuance cost	(2,765)	—
Dividend distributions to noncontrolling interest	(1,689)	(487)
Common shares issued under share based compensation plans	1,664	4,709
Tax effect of common shares issued under share based compensation plans	(1,067)	4,135

Net cash (used in)/provided by financing activities	(311,946)	8,357

Change in cash and cash equivalents	(269,734)	39,150
Effect of exchange rate change on cash and cash equivalents	1,665	9,219
Cash and cash equivalents at beginning of period	345,859	251,767

Cash and cash equivalents at end of period	$77,790	$300,136

Supplemental information
Interest paid	$1,215	$2,050
Interest capitalized	192	277
Income taxes paid	22,794	24,798

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	General

The Company and its Operations

Sirona Dental Systems, Inc. (“Sirona,” the “Company,” “we,” “us,” and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries) is the leading manufacturer of high-quality, technologically advanced dental equipment, and is focused on developing, manufacturing and marketing innovative systems and solutions for dentists around the world. We offer a broad range of products across all major segments of the dental technology market including CEREC and our other CAD/CAM systems, digital intra oral and 2D and 3D panoramic imaging systems, treatment centers and instruments. The Company acquired Schick Technologies, Inc. (“Schick”) in 2006, in a transaction accounted for as a reverse acquisition (the “Exchange”), further expanding our global presence and product offerings and strengthening our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 130 years. The Company’s headquarters are located in Long Island City, New York with its primary facility located in Bensheim, Germany, as well as other support, manufacturing, assembling, and sales and service facilities located around the globe.

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

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of March 31, 2012, and the results of operations and cash flows for the six months ended March 31, 2012 and 2011, respectively, as applicable to interim periods have been made. The results of operations for the six months ended March 31, 2012 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	Recently Issued Accounting Pronouncements

Not Yet Adopted

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires that all non-owner changes in shareholders’ equity be presented either (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive statements. ASU 2011-05 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s fiscal year beginning October 1, 2012, with early adoption permitted. The Company will be required to change its presentation of comprehensive income but has not yet decided which method it will apply.

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

Equity Incentive Plan

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, restricted stock, RSU’s, and PSU’s. The 2006 Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of March 31, 2012, 1,047,482 shares were available for future grant under the 2006 Plan.

Restricted and Performance-Based Stock Units

In the six months ended March 31, 2012, the Company granted 184,200 RSU’s on November 22, 2011, with a value of $40.03, the closing price at the date of the grant.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

In the six months ended March 31, 2012, the Company granted 209,375 stock options on November 22, 2011, under the 2006 Plan with a weighted average exercise price of $40.03 and weighted average fair value of $14.15 at the grant date. Grants generally vest over four years. All grants expire ten years after the date of the grant.

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

Six months ended March 31, 2012
Expected Volatility	39.17%
Risk-free rate	0.91%
Expected term	5 years
Expected dividends	—

Compensation Costs

The following table summarizes compensation expense charged to income for stock-based compensation and additional information for the three and six months ended March 31, 2012:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Compensation Expense	$’000s		$’000s
Cost of sales	$26	$37	$58	$73
Selling, general and administrative	2,143	2,492	4,163	4,314
Research and development	28	39	69	92

	$2,197	$2,568	$4,290	$4,479

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended	Six months ended
	March 31, 2012	March 31, 2012
	$’000s (except where noted)	$’000s (except where noted)
Additional Information

Tax Information

Income tax benefit recognized for share-based compensation	$(631)	$(1,233)

Tax benefit realized from option exercises	$(1,188)	$(1,963)

Future Costs

Total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards		$20,319

Weighted-average period expected for recognition of cost (in years)		2.9

Restricted and Performance-Based Stock Unit Activity

The following is a summary of Sirona’s RSU and PSU activity for the six months ended March 31, 2012:

	Six months ended March 31, 2012
	Restricted stock units		Performance-based stock units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	462,465	$36.99	12,800	$36.78
Reclass	(200)	36.78	200	36.78
Granted	184,200	40.04	—	—
Vested	(61,148)	34.45	—	—
Forfeited	(14,933)	43.21	—	—

Outstanding at end of period	570,384	38.06	13,000	36.78

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Option Activity

The following is a summary of Sirona’s stock option activity for the six months ended March 31, 2012:

	Six months ended
	March 31, 2012
	Number of options	Weighted average exercise price
Outstanding at beginning of period	2,207,312	$15.05
Granted	209,375	40.03
Exercised	(125,401)	13.28
Forfeited	(17,314)	21.36

Outstanding at end of period	2,273,972	17.39

thereof vested and exercisable	1,717,428

		$’000s
Intrinsic value of options exercised		$4,240
Total fair value of options vested		$1,383
Aggregate intrinsic value of exercisable stock options		$61,610
Weighted average remaining contractual life (in years)		4.7

4.	Accumulated Other Comprehensive Income

	For the three months ended March 31,
	2012
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net (loss)/gain from hedging instruments	Total
	$’000s
Balance at beginning of period	$(14,234)	$(4,448)	$(439)	$(19,121)
Current increase / (decrease)	22,642	(109)		22,533
Income tax (expense) / benefit		30		30
Changes in fair value of derivatives			(231)	(231)

Balance at end of period	$8,408	$(4,527)	$(670)	$3,211

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended March 31,
	2011
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net (loss)/gain from hedging instruments	Total
	$’000s
Balance at beginning of period	$9,962	$(2,192)	$—	$7,770
Current increase / (decrease)	39,984	(143)		39,841
Income tax (expense) / benefit		39		39

Balance at end of period	$49,946	$(2,296)	$—	$47,650

	For the six months ended March 31,
	2012
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net (loss)/gain from hedging instruments	Total
	$’000s
Balance at beginning of period	$16,007	$(4,698)	$—	$11,309
Current increase / (decrease)	(7,599)	236		(7,363)
Income tax (expense) / benefit		(65)		(65)
Changes in fair value of derivatives			(670)	(670)

Balance at end of period	$8,408	$(4,527)	$(670)	$3,211

	For the six months ended March 31,
	2011
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net (loss)/gain from hedging instruments	Total
	$’000s
Balance at beginning of period	$21,965	$(2,264)	$—	$19,701
Current increase / (decrease)	27,981	(44)		27,937
Income tax (expense) / benefit		12		12

Balance at end of period	$49,946	$(2,296)	$—	$47,650

5.	Inventories, net

	March 31,	September 30,
	2012	2011
	$’000s
Finished goods	$64,212	$59,929
Work in progress	15,551	15,761
Raw materials	36,349	32,918

	116,112	108,608
Inventory reserve	(15,544)	(15,580)

	$100,568	$93,028

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Intangible Assets and Goodwill

		Accumulated
	Gross	amortization	Net
	$’000s
As of March 31, 2012
Patents & Licenses	$138,530	$79,749	$58,781
Trademarks	129,433	578	128,855
Technologies and dealer relationships	443,831	352,572	91,259
In-process research & development	40,341	—	40,341

	752,135	432,899	319,236

Goodwill	647,456	—	647,456

Total intangible assets	$1,399,591	$432,899	$966,692

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2011
Patents & Licenses	$140,136	$74,482	$65,654
Trademarks	130,706	528	130,178
Technologies and dealer relationships	447,687	337,418	110,269
In-process research & development	40,341	—	40,341

	758,870	412,428	346,442

Goodwill	653,799	—	653,799

Total intangible assets	$1,412,669	$412,428	$1,000,241

The change in the value of goodwill from September 30, 2011 to March 31, 2012 is mainly attributable to (i) foreign currency fluctuations, with an impact of $ (6,313), and (ii) a reduction in goodwill by $ (30) as a result of tax benefits received subsequent to the Exchange for options that were vested and included in the determination of purchase price at the time of that acquisition.

Aside from normal amortization for the current fiscal year, the change in the value of intangible assets, excluding goodwill, from September 30, 2011 to March 31, 2012 is mainly attributable to foreign currency fluctuations, with an impact of $ (2,963).

IPR&D, with a fair value of $40.3 million, represents a single project. The remaining estimated cost to complete the project was $0.6 million as of March 31, 2012. The project is 95% through the development phase; the remaining steps prior to product release are beta testing and regulatory approvals. The percentage of completion for the full project is 90%, and we anticipate project completion in 2012.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Short-Term Debt and Current Portion of Long-Term Debt

The components of short-term debt are as follows:

	March 31,	September 30,
	2012	2011
	$’000s
Prior Senior Term Loans (Tranches A1/A2, variable rate repayable in November 2011)	$—	$364,817
Actual interest rate as of September 30, 2011 - Tranche A1: 0.69%
Actual interest rate as of September 30, 2011 - Tranche A2: 1.81%
Accrued interest on long-term debt	265	—
Other short-term debt	2,297	3,586

	$2,562	$368,403

8.	Long-Term Debt

The components of long-term debt are as follows:

	March 31,	September 30,
	2012	2011
	$’000s
New Senior Term Loan (“Facility A” Term Loan, variable rate)repayable in two installments in November 2015 and November 2016	$75,265	$—
Actual interest rate as of March 31, 2012: 2.10%

	75,265	—
Less current portion	265	—

	$75,000	$—

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

On November 16, 2011, Sirona entered into 5-year payer interest rate swaps to fully hedge its 3-month LIBOR exposure for the Facility A Term Loan. The terms of the swap reflect the term structure of the underlying loan. The effective nominal interest rate is 1.2775% plus the applicable margin. Settlement of the swaps is required on a quarterly basis.

Debt issuance costs of $2.8 million were incurred in relation to the financing in November 2011 and have been capitalized as deferred charges and are amortized using the effective interest method over the term of the loans.

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

For the first six months of fiscal year 2012, an estimated effective tax rate of 23% has been applied, compared to an estimated effective tax rate of 22% for the first six months of fiscal year 2011 and an effective tax rate for fiscal year 2011 of 22.4%.

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

The company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of March 31, 2012, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. In making this determination, the Company also evaluates its expected cash requirements in the United States. These earnings relate to ongoing operations and, as of March 31, 2012, the approximate amount of undistributed foreign earnings amounted to $228 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

10.	Income per Share

The computation of basic and diluted income per share is as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	$’000s (except for share amounts)		$’000s (except for share amounts)
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$30,521	$29,312	$68,798	$71,704

Weighted average shares outstanding - basic	55,683,043	55,529,619	55,804,656	55,432,272
Dilutive effect of stock-based compensation	1,233,347	1,691,544	1,221,286	1,624,333

Weighted average shares outstanding - diluted	56,916,390	57,221,163	57,025,942	57,056,605

Net income per share
Basic	$0.55	$0.53	$1.23	$1.29

Diluted	$0.54	$0.51	$1.21	$1.26

There were no stock options excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2012 and March 31, 2011.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Product warranty

The following table provides the changes in the product warranty accrual for the three and six months ended March 31, 2012 and 2011:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	$’000s		$’000s
Balance at beginning of the period	$8,785	$8,458	$8,735	$8,972
Accruals for warranties issued during the period	5,137	4,928	9,540	9,032
Warranty settlements made during the period	(5,054)	(5,256)	(9,082)	(9,726)
Translation adjustment	235	424	(90)	276

Balance at end of the period	$9,103	$8,554	$9,103	$8,554

12.	Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	$’000s		$’000s
Service cost, net	$53	$65	$108	$129
Interest cost	613	608	1,244	1,213
Amortization of actuarial gains	(77)	(40)	(157)	(80)

Net periodic benefit cost	$589	$633	$1,195	$1,262

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

The Euro is the functional currency for many of Sirona’s subsidiaries, including its primary sales and manufacturing operations in Germany. During the periods under review, the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results. In order to manage foreign currency exposures, the Company enters into foreign exchange forward contracts (USD, AUD, and JPY). The Company enters into forward contracts that are considered to be economic hedges but which are not considered hedging instruments under ASC 815. As of March 31, 2012, these contracts had notional amounts totaling $58.0 million. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at March 31, 2012 is described in Note 14 Fair Value Measurements.

The following tables summarize the impact of gains and losses from the fair value changes of the Company’s derivative instruments reported in our condensed consolidated statement of income for the six months ended March 31, 2012 and 2011 were as follows:

Derivatives Designated as Cash Flow Hedging

	For the three months ended March 31,		For the six months ended March 31,
	2012	2011	2012	2011
	Amount of (Gain)/Loss Recognized in Accumulated Other Comprehensive Income		Amount of (Gain)/Loss Recognized in Accumulated Other Comprehensive Income
	$’000s		$’000s
Interest rate swap contracts	$231	$—	$670	—

		For the three months ended March 31,		For the six months ended March 31,
		2012	2011	2012	2011
	Location of (Gain)/Loss Recognized in Income on Derivative	Ineffective portion Recognized in Income		Ineffective portion Recognized in Income
		$’000s		$’000s
Interest rate swap contracts	Loss on derivative instruments, net	$—	$—	$1	—

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivatives Not Designated as Hedging Instruments

		For the three months ended March 31,		For the six months ended March 31,
		2012	2011	2012	2011
	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
		$’000s		$’000s
Foreign exchange contracts	(Gain)/loss on derivative instruments, net	(2,936)	(1,554)	(2,501)	81

Total		$(2,936)	$(1,554)	$(2,501)	81

14.	Fair Value Measurements

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and September 30, 2011:

	March 31, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
		Interest	Foreign Exchange
	$’000s
Assets
Derivative Assets	$—	$—	$1,204	$—	$1,204
Liabilities
Derivative Liabilities	—	(670)	(354)	—	(1,024)
Business Acquisition-related liabilities	—	—	—	(11,071)	(11,071)

Total	$—	$(670)	$850	$(11,071)	$(10,891)

	September 30, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
		Interest	Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$157	$—	$—	$—	$157
Derivative Assets	—	—	121	—	121
Liabilities
Derivative Liabilities	—	—	(1,828)	—	(1,828)
Business Acquisition-related liabilities	—	—	—	(10,560)	(10,560)

Total	$157	$—	$(1,707)	$(10,560)	$(12,110)

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The change in the fair value of the business acquisition-related liabilities was $0.2 million and $0.5 million and was recorded in other (income)/expense in the income statement for the three and six months ended March 31, 2012, respectively.

In the Company’s March 31, 2012 and September 30, 2011 Condensed Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	$’000s		$’000s
Revenue External
Dental CAD/CAM Systems	$85,561	$77,010	$169,787	$160,384
Imaging Systems	74,844	72,285	169,279	148,550
Treatment Centers	46,442	41,199	97,701	90,962
Instruments	24,684	23,890	52,717	49,967

Total	231,531	214,384	489,484	449,863

Electronic center and corporate	333	353	496	520

Total	$231,864	$214,737	$489,980	$450,383

Revenue Internal
Dental CAD/CAM Systems	$—	$—	$—	$—
Imaging Systems	7	3	12	8
Treatment Centers	3	13	5	17
Instruments	3,065	2,508	5,962	5,216
Intercompany elimination	(3,075)	(2,524)	(5,979)	(5,241)

Total	—	—	—	—

Electronic center and corporate	6,098	6,327	12,440	12,229
Intercompany elimination	(6,098)	(6,327)	(12,440)	(12,229)

Total	$—	$—	$—	$—

Revenue Total

Dental CAD/CAM Systems	$85,561	$77,010	$169,787	$160,384
Imaging Systems	74,851	72,288	169,291	148,558
Treatment Centers	46,444	41,212	97,705	90,979
Instruments	27,749	26,399	58,679	55,183

Total	234,605	216,909	495,462	455,104

Electronic center and corporate	6,431	6,680	12,936	12,749

Total	$241,036	$223,589	$508,398	$467,853

Segment performance measure

Dental CAD/CAM Systems	$59,870	$55,159	$119,612	$114,195
Imaging Systems	42,601	42,353	96,673	88,487
Treatment Centers	18,819	16,426	39,371	38,473
Instruments	12,046	12,012	25,449	24,723

Total	133,336	125,950	281,105	265,878

Electronic center and corporate	2,336	2,682	4,618	5,097

Total	$135,672	$128,632	$285,723	$270,975

Depreciation and amortization expense

Dental CAD/CAM Systems	$2,363	$1,937	$4,508	$3,734
Imaging Systems	1,377	1,503	2,939	2,871
Treatment Centers	1,828	1,683	3,723	3,202
Instruments	929	807	1,864	1,570

Total	6,497	5,930	13,034	11,377

Electronic center and corporate	668	288	1,089	568

Total	$7,165	$6,218	$14,123	$11,945

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the six months ended March 31, 2012 and 2011 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	$’000s		$’000s
Revenue
Total segments (external)	$231,531	$214,384	$489,484	$449,863
Electronic center and corporate	333	353	496	520

Consolidated revenue	231,864	214,737	489,980	450,383
Depreciation and amortization
Total segments	6,497	5,930	13,034	11,377
Differences management reporting vs. US GAAP, electronic center and corporate	12,708	13,820	25,426	27,580

Consolidated depreciation and amortization	19,205	19,750	38,460	38,957

Segment performance measure
Total segments	133,336	125,950	281,105	265,878
Differences management reporting vs. US GAAP, electronic center and corporate	(8,687)	(10,261)	(17,673)	(19,775)

Consolidated gross profit	124,649	115,689	263,432	246,103

Selling, general and administrative expense	72,667	70,581	146,313	133,904
Research and development	13,638	14,145	26,924	27,655
Provision for doubtful accounts and notes receivable	728	(47)	767	21
Net other operating income	(2,500)	(2,500)	(5,000)	(5,000)
Loss/(gain) on foreign currency transaction , net	1,350	(4,336)	3,580	(5,097)
(Gain)/loss on derivative instruments	(2,936)	(1,554)	(2,500)	81
Interest expense, net	1,014	929	1,917	1,879
Other expense/(income)	228	343	490	(523)

Income before taxes	$40,460	$38,128	$90,941	$93,183

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration of Revenue

A substantial portion of our revenue comes from two distributors accounting for more than 10% of revenues. Patterson Companies, Inc. (“Patterson”) accounted for 27% and 28% of our total revenues for the six months ended March 31, 2012 and 2011, respectively. Henry Schein, Inc. (“Henry Schein”) accounted for 17% and 18% of our total revenues for the six months ended March 31, 2012 and 2011, respectively. Together, these two customers represented 44% and 46% of our total revenues for the six months ended March 31, 2012 and 2011, respectively. The accounts receivable from these two customers totaled $ 56,764 and $ 60,015 for the six months ended March 31, 2012 and 2011, respectively. These revenues were earned across all segments, with a significant portion of revenues with Patterson being earned in the CAD/CAM segment. No other customer accounted for more than 10% of revenues.

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

Overview

Sirona Dental Systems Inc. (“Sirona”, the “Company”, “we”, “us”, and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries) is the leading manufacturer of high-quality, technologically advanced dental equipment, and is focused on developing, manufacturing and marketing innovative systems and solutions for dentists around the world. The Company is uniquely positioned to benefit from several trends in the global dental industry, such as technological innovation, increased use of CAD/CAM systems in restorative dentistry, the shift to digital imaging, favorable demographic trends and growing patient focus on dental health and cosmetic appearance. The Company has its headquarters in Long Island City, New York and its largest facility in Bensheim, Germany.

Sirona has a long tradition of innovation in the dental industry. The Company introduced the first dental electric drill approximately 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (CAD/CAM) system 27 years ago, and numerous other significant innovations in dentistry. Sirona continues to make significant investments in research and development (“R&D”), and its track record of innovative and profitable new products continues today with numerous product launches including: the Orthophos XG 3D imaging unit (launched in March 2011), Sinius treatment center (launched in March 2011); CEREC 4.0 software (launched in March 2011); the Galileos and CEREC combination (launched in September 2009), the CEREC AC unit (launched in January 2009), the Galileos Compact 3D imaging system (launched in July 2008), the TENEO treatment center (launched in July 2008) and the CAD/CAM milling unit MC XL (launched in fiscal year 2007).

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

Fiscal year 2011 was a successful year for Sirona. We posted solid revenue growth, with exceptionally strong performance in Germany on the heels of a successful International Dental Show (“IDS”) in Cologne, Germany and a trade-in program for CAD/CAM products. In addition, Sirona’s new product introductions demonstrate our continued focus on innovation and the benefits we accrue from our industry-leading investments in R&D. These factors, plus our ongoing initiatives to expand our global sales and service infrastructure, resulted in strong financial performance for the fiscal year. Revenues in international markets increased 20.5% on a constant currency basis, with particularly strong performance in Europe, led by Germany, and Asia-Pacific. Revenues in the U.S. grew 6.8%. In fiscal year 2011, our net income and our operating cash flow benefitted from this strong revenue growth, but also from operating margin expansion and lower interest expense.

For the six months ended March 31, 2012, revenues increased 10.7% on a constant currency basis over a very strong first half of fiscal year 2011, where revenues grew 14.9% constant currency. Revenues were particularly strong in the Imaging segment as well as in the non-U.S., non-European markets. The resulting $17.3 million gross profit increase was partially offset by a $12.4 million increase in SG&A expenses. The major driver of the increase in SG&A expenses was the continued strategic expansion of our sales and service infrastructure in key growth markets. SG&A expenses in the first half of the prior year were below the average for the full fiscal year due to the continuous build out of our infrastructure throughout the prior year. As a result, operating income increased 5%.

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

Sirona’s cost of goods sold, R&D, selling, general and administrative (“SG&A”) expense and operating results have been and will continue to be materially affected by depreciation and amortization costs resulting from the step-up to fair value of Sirona’s assets and liabilities.

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currencies vary depending on the country of operation. For the six months ended March 31, 2012, approximately 42% of Sirona’s revenue and approximately 70% of its expenses were in Euro. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2010 and March 31, 2012, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $1.2662 to a high of $1.4858. Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. The Company does not apply hedge accounting to such contracts. As of March 31, 2012, these contracts had notional amounts totaling $58.0 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information above and under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. The average exchange rates for the three and six months ended March 31, 2012, were $1.31098 and $1.33027, respectively, and varied from $1.28975 to $1.37045. For the three and six months ended March 31, 2011, an average quarterly exchange rate converting Euro denominated revenues into U.S. Dollars of $1.36709 and $1.36368, respectively, was applied.

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

The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because, as of March 31, 2012, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

Revenue for the three months ended March 31, 2012 was $231.9 million, an increase of $17.1 million, or 8.0%, as compared with the three months ended March 31, 2011. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 11.1%. By segment, Treatment Centers increased 12.7% (up 17.5% on a constant currency basis), CAD/CAM Systems increased 11.1% (up 13.7% on a constant currency basis), Imaging Systems increased 3.5% (up 6.0% on a constant currency basis), and Instruments increased 3.3% (up 7.7% on a constant currency basis).

We continue to benefit from solid demand for our innovative products and from our increased global sales and service infrastructure. Our products enable dental professionals to improve their clinical results and to increase the profitability of their practices.

Treatment Center as well as CAD/CAM segment revenues benefited from robust growth in many international markets. Imaging Systems revenues faced a challenging year-over-year comparison, since revenues increased 22.2% on a constant currency basis during the same period in the prior year and were particularly strong in the U.S. market. Instrument revenues were up, benefiting from high-volume projects in several international markets.

Revenue in the U.S. for the three months ended March 31, 2012 was up 4.9% compared to the prior year period. Revenue outside the U.S. increased by 9.2%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 13.7%. Revenue growth was particularly strong in non-U.S., non-European markets, led by the Asia-Pacific region.

Revenue growth on a constant currency basis was mainly volume driven. Prices in general remained stable, with the exception of pricing pressure and product mix shifts in the 2D and 3D panoramic imaging product lines.

Cost of Sales

Cost of sales for the three months ended March 31, 2012 was $107.2 million, an increase of $8.2 million, or 8.2%, as compared with the three months ended March 31, 2011. Gross profit as a percentage of revenue was 53.8% compared to 53.9% in the prior year period. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $11.0 million as well as non-cash share-based compensation expense of $0.03 million for the three months ended March 31, 2012 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $12.5 million and non-cash share-based compensation expense of $0.04 million for the three months ended March 31, 2011. Excluding these amounts, cost of sales as a percentage of revenue was 41.5% for the three months ended March 31, 2012 compared with 40.3% for the three months ended March 31, 2011. Therefore, gross profit as a percentage of revenue was 58.5%, compared to 59.7% in the prior year period. The decrease in the gross profit margin was mainly due to product mix.

Gross Profit

We use gross profit, excluding the impact of the MDP Transaction, the Exchange, and non-cash share-based compensation expense, to monitor segment performance. By segment, gross profit increased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as follows: Treatment Centers 14.6%, CAD/CAM Systems 8.5%, Imaging Systems 0.6%, and Instruments 0.3%. The increase in the Treatment Center segment gross profit as well as the gross profit margin was mainly driven by higher volume and a favorable product mix compared to the same prior-

year period. The CAD/CAM segment gross profit margin was below the prior year whereas the absolute gross profit increased due to higher volume. Product mix in our Imaging Systems segment, i.e. solid growth in our 2D and XG 3D product lines, led to a decrease in the gross profit margin. Gross profit for the Instruments segment was on prior year level, with a gross profit margin below the prior year. This decrease in gross profit margin was driven by volume projects. For more information, see Note 15 to our condensed consolidated financial statements for revenues and gross profit by segment for each of the fiscal periods under report.

Selling, General and Administrative

For the three months ended March 31, 2012, SG&A expense was $72.7 million, an increase of $2.1 million, or 3.0%, as compared with the three months ended March 31, 2011. During the quarter, we continued to implement our strategy to invest in the expansion of our sales and service infrastructure to capitalize on opportunities to gain market share and to build up our presence in key growth markets. These investments resulted in increased revenues, particularly in international markets. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $0.7 million as well as non-cash share-based compensation expense in the amount of $2.1 million for the three months ended March 31, 2012, compared with $0.7 million and $2.5 million, respectively, for the three months ended March 31, 2011. Excluding these amounts, as a percentage of revenue, SG&A expense decreased to 30.1% for the three months ended March 31, 2012, as compared with 31.4% for the three months ended March 31, 2011. SG&A expenses for the three months ended March 31, 2011, included expenses for the biennial IDS in Cologne.

Research and Development

R&D expense for the three months ended March 31, 2012, was $13.6 million, slightly below the prior year.

R&D expense included non-cash share-based compensation expense in the amount of $0.03 million for the three months ended March 31, 2012, compared with $0.04 million for the three months ended March 31, 2011. Excluding this amount, as a percentage of revenue, R&D expense decreased to 5.9% for the three months ended March 31, 2012, compared to 6.6% for the three months ended March 31, 2011.

Net Other Operating Income

Net other operating income for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was as follows:

	Three months ended March 31,
	2012	2011
	$ millions
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5

Loss/(Gain) on Foreign Currency Transactions

The loss on foreign currency transactions for the three months ended March 31, 2012 amounted to $1.4 million and compares to a gain of $4.3 million for the three months ended March 31, 2011. The components of these results are as follows:

	Three months ended March 31,
	2012	2011
	$ millions
Unrealized non-cash foreign exchange (gain) from translation adjustment of deferred income related to the Patterson exclusivity payment	$(1.7)	$(3.9)
Unrealized non-cash foreign exchange (gain) on short-term intra-group loans	(2.3)	(4.3)
Loss on other foreign currency transactions	5.4	3.9

	$1.4	$(4.3)

Gain on Derivative Instruments

The gain of $2.9 million on derivative instruments for the three months ended March 31, 2012 compared to a gain of $1.6 million for the three months ended March 31, 2011. In both periods, the gain related to unrealized non-cash gains on foreign currency hedges.

Interest Expense

Net interest expense for the three months ended March 31, 2012, was $1.0 million, compared to $0.9 million for the three months ended March 31, 2011. The slight increase resulted from higher interest rates, largely offset by lower overall debt levels.

Income Tax Provision

For the three months ended March 31, 2012 and 2011, Sirona recorded a profit before income taxes of $40.5 million and $38.1 million, respectively. The estimated effective tax rate applied for these periods was 23% and 22%, respectively, compared to an actual effective tax rate of 22.4% in fiscal year 2011. The income tax provision for the three months ended March 31, 2012 and 2011, was $9.3 million and $8.4 million, respectively. The estimated effective tax rate is primarily driven by the expected mix of earnings across different countries.

Net Income

Net income for the three months ended March 31, 2012 was $31.2 million, an increase of $1.4 million, as compared with the three months ended March 31, 2011. Major influencing factors on net income were the increase in revenues and gross profit and lower amortization, which was partly offset by an increase in SG&A expense due to continued investments in the expansion of our global sales and service infrastructure, and a higher estimated effective tax rate. Net income for the three months ended March 31, 2012 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction - deal related amortization and depreciation) of $11.7 million ($9.0 million net of tax), unrealized, non-cash foreign currency gain on the deferred income from the Patterson exclusivity payment of $1.7 million ($1.3 million net of tax), and gain on the revaluation of short-term intra-group loans of $2.3 million ($1.8 million net of tax).

Sirona’s net income for the three months ended March 31, 2011 included deal related amortization and depreciation of assets acquired in past business combinations of $13.2 million ($10.3 million net of tax), currency revaluation gains on the Patterson exclusivity payment of $3.9 million ($3.0 million after tax), and a gain on the revaluation of short-term intra-group loans of $4.3 million ($3.4 million net of tax).

Share-based compensation expense was $2.2 million ($1.7 million net of tax) for the three months ended March 31, 2012 compared to $2.6 million ($2.0 million net of tax) in the prior year period.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

Revenue

Revenue for the six months ended March 31, 2012 was $490.0 million, an increase of $39.6 million, or 8.8%, as compared with the six months ended March 31, 2011. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 10.7%. By segment, Imaging Systems increased 14.0% (up 15.4% on a constant currency basis), Treatment Centers increased 7.4% (up 10.1% on a constant currency basis), CAD/CAM Systems increased 5.9% (up 7.5% on a constant currency basis), and Instruments increased 5.5% (up 8.1% on a constant currency basis).

We continue to benefit from solid demand for our innovative products and from our increased global sales and service infrastructure. Our products enable dental professionals to improve their clinical results and to increase the profitability of their practices.

Imaging Systems revenues continued to show strong growth, driven by robust demand for our 3D and 2D Orthophos products, with sales particularly strong in international markets. Treatment Center revenues benefited from robust growth in many international markets. CAD/CAM Systems revenue growth was particularly strong in non-U.S., non-European markets and faced a challenging comparison, as the first quarter in fiscal year 2011 benefited from a very successful trade-in program in Germany. Instrument revenues were up, benefiting from high-volume projects in several international markets.

Revenue in the U.S. for the six months ended March 31, 2012 was up 3.4% compared to the prior year period. Revenue outside the U.S. increased by 11.0%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 13.7%. Revenue growth was particularly strong in non-U.S., non-European markets, led by the Asia-Pacific region.

Revenue growth on a constant currency basis was mainly volume driven. Prices in general remained stable, with the exception of pricing pressure and product mix shifts in the 2D and 3D panoramic imaging product lines.

Cost of Sales

Cost of sales for the six months ended March 31, 2012 was $226.5 million, an increase of $22.3 million, or 10.9%, as compared with the six months ended March 31, 2011. Gross profit as a percentage of revenue was 53.8% compared to 54.6% in the prior year period. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $22.3 million as well as non-cash share-based compensation expense of $0.1 million for the six months ended March 31, 2012 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $24.9 million and non-cash share-based compensation expense of $0.1 million for the six months ended March 31, 2011. Excluding these amounts, cost of sales as a percentage of revenue was 41.7% for the six months ended March 31, 2012 compared with 39.8% for the six months ended March 31, 2011, and therefore gross profit as a percentage of revenue was 58.3% compared to 60.2% in the prior year period. The decrease in the gross profit margin was mainly due to product mix in all segments.

Gross Profit

We use gross profit, excluding the impact of the MDP Transaction, the Exchange, and non-cash share-based compensation expense, to monitor segment performance. By segment, gross profit increased in the six months ended March 31, 2012 compared to the six months ended March 31, 2011 as follows: Imaging Systems 9.3%, CAD/CAM Systems 4.7%, Instruments 2.9%, and Treatment Centers 2.3%. The increase in gross profit in all segments benefited from volume growth. In all segments, gross profit margins decreased, mainly due to product mix. For more information, see Note 15 to our condensed consolidated financial statements for revenues and gross profit by segment for each of the fiscal periods under report.

Selling, General and Administrative

For the six months ended March 31, 2012, SG&A expense was $146.3 million, an increase of $12.4 million, or 9.3%, as compared with the six months ended March 31, 2011. In the first half of the fiscal year, we continued to implement our strategy to invest in the expansion of our sales and service infrastructure to capitalize on opportunities to gain market share and to build up our presence in key growth markets. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $1.4 million as well as non-cash share-based compensation expense in the amount of $4.2 million for the six months ended March 31, 2012, compared with $1.3 million and $4.3 million, respectively, for the six months ended March 31, 2011. Excluding these amounts, as a percentage of revenue, SG&A expense increased slightly to 28.7% for the six months ended March 31, 2012, as compared with 28.4% for the six months ended March 31, 2011.

Research and Development

R&D expense for the six months ended March 31, 2012, was $26.9 million, a decrease of $0.7 million, or 2.6%, as compared with the six months ended March 31, 2011. The decrease of R&D expense was primarily driven by the timing of individual projects.

R&D expense included non-cash share-based compensation expense in the amount of $0.1 million for the six months ended March 31, 2012, compared with $0.1 million for the six months ended March 31, 2011. Excluding this amount, as a percentage of revenue, R&D expense decreased to 5.5% for the six months ended March 31, 2012, compared to 6.1% for the six months ended March 31, 2011.

Net Other Operating Income

Net other operating income for the six months ended March 31, 2012 compared to the six months ended March 31, 2011 was as follows:

	Six months ended March 31,
	2012	2011
	$ millions
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$5.0	$5.0

Loss/(gain) on Foreign Currency Transactions

The loss on foreign currency transactions for the six months ended March 31, 2012 amounted to $3.6 million and compares to a gain of $5.1 million for the six months ended March 31, 2011. The components of these results are as follows:

	Six months ended March 31,
	2012	2011
	$ millions
Unrealized non-cash foreign exchange loss/(gain) from translation adjustment of deferred income related to the Patterson exclusivity payment	$0.8	$(2.5)
Unrealized non-cash foreign exchange loss(gain) on short-term intra-group loans	1.0	(3.0)
Loss on other foreign currency transactions	1.8	0.4

	$3.6	$(5.1)

(Gain)/Loss on Derivative Instruments

The gain of $2.5 million on derivative instruments for the six months ended March 31, 2012 compared to a loss of $0.1 million for the six months ended March 31, 2011. In both periods, the gain and loss related to unrealized non-cash gains and losses on foreign currency hedges.

Interest Expense

Net interest expense for the six months ended March 31, 2012, was $1.9 million, compared to $1.9 million for the six months ended March 31, 2011. Interest expense remained at prior-year levels despite increasing interest rates due to lower overall debt levels in the current fiscal period.

Income Tax Provision

For the six months ended March 31, 2012 and 2011, Sirona recorded a profit before income taxes of $90.9 million and $93.2 million, respectively. The estimated effective tax rate applied for these periods was 23% and 22%, respectively, compared to an actual effective tax rate of 22.4% in fiscal year 2011. The income tax provision for the six months ended March 31, 2012 and 2011, was $20.9 and $20.5 million, respectively. The estimated effective tax rate is primarily driven by the expected mix of earnings across different countries.

Net Income

Net income for the six months ended March 31, 2012 was $70.0 million, a decrease of $2.7 million, as compared with the six months ended March 31, 2011. Major influencing factors on net income were the increase in revenues and gross profit and lower amortization, which was more than offset by an increase in SG&A expense due to continued investments in the expansion of our global sales and service infrastructure, foreign currency transaction losses, and a higher estimated effective tax rate. Net income for the six months ended March 31, 2012 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction - deal related amortization and depreciation) of $23.7 million ($18.2 million net of tax), unrealized, non-cash foreign currency loss on the deferred income from the Patterson exclusivity payment of $0.8 million ($0.6 million net of tax), and loss on the revaluation of short-term intra-group loans of $1.0 million ($0.8 million net of tax).

Sirona’s net income for the six months ended March 31, 2011 included deal related amortization and depreciation of assets acquired in past business combinations of $26.3 million ($20.5 million net of tax), currency revaluation gains on the Patterson exclusivity payment of $2.5 million ($1.9 million after tax), and a gain on the revaluation of short-term intra-group loans of $3.0 million ($2.3 million net of tax).

Share-based compensation expense was $4.3 million ($3.3 million net of tax) for the six months ended March 31, 2012 compared to $4.5 million ($3.5 million net of tax) in the prior year period.

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

Cash and cash equivalents held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. Undistributed foreign earnings as of March 31, 2012 amounted to approximately $228 million. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

On November 14, 2011, the Company entered into a new senior facilities agreement (the “New Senior Facilities Agreement’) with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors, and as of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. Initial borrowings under the New Senior Facilities Agreement were used to retire the outstanding borrowings under the Company’s previous credit facilities. Please see “New Senior Facilities Agreement” within this section and Note 8 to our consolidated financial statements for a complete description of this New Senior Facilities Agreement.

The New Senior Facilities Agreement contains restrictive covenants that limit Sirona’s ability to make loans, to incur additional indebtedness, and to make disposals, subject to agreed exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of consolidated total net debt to consolidated adjusted EBITDA. If the Company breaches any of the covenants, the loans will become repayable on demand.

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to consolidated adjusted EBITDA (“Consolidated Adjusted EBITDA”), determined on the basis of the last twelve months, of no more than 3.00 to 1. The Company is required to determine its compliance with the covenants as of September 30 and March 31. As calculated in accordance with the New Senior Facilities Agreement, the Company did not have any net debt after the repayment of balances drawn under the Revolving Facility B in the second quarter of fiscal year 2012, and its Debt Cover Ratio was not meaningful in the absence of net debt:

March 31, 2012
$’000s
Consolidated Total Net Debt	$(228)
Consolidated Adjusted EBITDA	$266,099
Debt Cover Ratio	not meaningful
as set by covenants (less than or equal to)	3.00

Cash Flows

	Six months ended March 31,
	2012	2011
	$’000s
Net cash provided by operating activities	$65,104	$54,617
Net cash used in investing activities	(22,892)	(23,824)
Net cash (used in)/provided by financing activities	(311,946)	8,357

(Decrease)/increase in cash during the period	$(269,734)	$39,150

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $65.1 million for the six months ended March 31, 2012 compared to $54.6 million for the six months ended March 31, 2011. The primary contributing factor to the increase in cash provided by operating cash flows in the six months ended March 31, 2012 was improved working capital performance and slightly lower tax payments.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions and long-lived asset disposals. The primary contributors to the investing cash outflow in the six months ended March 31, 2012 were capital expenditures in the course of normal operating activities. For the six months ended March 31, 2011, net cash used in investing activities represented capital expenditures in the course of normal operating activities as well as for the construction of the Center of Innovation in Bensheim, Germany.

Net Cash (Used in) / Provided by Financing Activities

Net cash used in financing activities was $311.9 million for the six months ended March 31, 2012, compared to net cash provided by financing activities of $8.4 million for the six months ended March 31, 2011. Net cash used in financing activities in the six months ended March 31, 2012 results from repayment of our prior senior term loans in November 2011, partly offset by proceeds from borrowings under new senior term loans and revolving facilities. Net cash used in financing activities in the six months ended March 31, 2011 primarily relates to exercises of options previously granted in the Company’s stock-based compensation activities.

Capital Resources

Senior Facilities Agreement

New Senior Facilities Agreement

On November 14, 2011, the Company entered into the New Senior Facilities Agreement with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors. As of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. Initial borrowings under the New Senior Facilities Agreement were used to retire the outstanding borrowings under the Company’s previous credit facilities.

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

On November 16, 2011, Sirona entered into 5-year payer interest rate swaps to fully hedge its 3-month LIBOR exposure for the Facility A Term Loan. The terms of the swap reflect the term structure of the underlying loan. The effective nominal interest rate is 1.2775% plus the applicable margin. Settlement of the swaps is required on a quarterly basis.

Debt issuance costs of $2.8 million were incurred in relation to the financing in November 2011 and have been capitalized as deferred charges and are amortized using the effective interest method over the term of the loans.

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

Other Financial Data

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	$’000s		$’000s
Net income attributable to Sirona Dental Systems, Inc.	$30,521	$29,312	$68,798	$71,704
Net interest expense	1,014	929	1,917	1,879
Provision for income taxes	9,305	8,388	20,916	20,500
Depreciation	7,165	6,218	14,123	11,945
Amortization	12,040	13,532	24,337	27,012

EBITDA	$60,045	$58,379	$130,091	$133,040

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

Supplemental Information

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	$’000s		$’000s
Share-based compensation	$2,197	$2,568	$4,290	$4,479
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of the $-denominated exclusivity fee	(1,742)	(3,878)	761	(2,470)
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of short-term intra-group loans	(2,303)	(4,347)	1,044	(3,001)

	$(1,848)	$(5,657)	$6,095	$(992)

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2012. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The number and average price of shares repurchased during the three months ended March 31, 2012 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	$’000s (except per share amounts)
January 1 - January 31, 2012	—	—	—	73,515
February 1 - February 29, 2012	99,426	47.22	99,426	68,820
March 1 - March 31, 2012	103,413	48.96	103,413	63,757

	202,839		202,839

(1)	In August 2011, the Company’s Board of Directors announced a stock repurchase program to purchase up to an aggregate of $100,000,000 of its common stock in open market or privately-negotiated transactions effective through September 2014. The Company is not obligated to acquire any particular amount of common stock and may suspend the program at any time at its discretion without prior notice.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and September 30, 2011, (ii) Condensed Consolidated Statements of Income for the six months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the six months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011, and (v) Notes to Consolidated Condensed Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2012

Sirona Dental Systems, Inc.

By:	/s/ Simone Blank
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)