Form 10-Q
period 2012-06-30
SIRONA DENTAL SYSTEMS, INC.
filed 2012-08-03
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,088,839.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2012

2

PART I	FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Financial Statement Notes	June 30, 2012	September 30, 2011
		(unaudited)
		$’000s (except per share amounts)
ASSETS
Current assets
Cash and cash equivalents		$104,600	$345,859
Accounts receivable, net of allowance for doubtful accounts of $1,575 and $1,868, respectively		117,491	97,853
Inventories, net	5	89,451	93,028
Deferred tax assets	9	24,501	25,014
Prepaid expenses and other current assets		11,772	15,477
Income tax receivable	9	2,953	4,193

Total current assets		350,768	581,424

Property, plant and equipment, net of accumulated depreciation and amortization of $122,694 and $111,832, respectively		130,048	131,044
Goodwill	6	617,518	653,799
Investments		2,507	2,453
Restricted cash		—	655
Intangible assets, net of accumulated amortization of $425,707 and $412,428, respectively	6	295,130	346,442
Other non-current assets		9,141	2,884
Deferred tax assets	9	8,357	7,427

Total assets		$1,413,469	$1,726,128

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		$40,262	$48,697
Short-term debt and current portion of long-term debt	7	4,017	368,403
Income taxes payable	9	11,932	6,811
Deferred tax liabilities	9	250	1,108
Accrued liabilities and deferred income		94,592	110,207

Total current liabilities		151,053	535,226

Long-term debt	8	75,000	—
Deferred tax liabilities	9	122,218	138,327
Other non-current liabilities		18,613	16,978

The accompanying notes are an integral part of these financial statements.

Pension related provisions	12	46,372	49,677
Deferred income		42,500	50,000

Total liabilities		455,756	790,208

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		0	0
Common stock ($0.01 par value; 95,000,000 shares authorized;
56,478,084 shares issued and 55,270,838 shares outstanding at Jun. 30, 2012; 56,292,420 shares issued and 55,815,323 shares outstanding at Sept. 30, 2011		565	563
Additional paid-in capital		693,725	685,617
Treasury stock (at cost)

1,207,246 shares held at cost at Jun. 30, 2012; 477,097 shares held at cost at Sept. 30, 2011		(52,481)	(19,749)
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		402,735	303,639
Accumulated other comprehensive income/(loss)	4	(40,562)	11,309

Total Sirona Dental Systems, Inc. shareholders’ equity		954,879	932,276

Noncontrolling interests		2,834	3,644

Total shareholders’ equity		957,713	935,920

Total liabilities and shareholders’ equity		$1,413,469	$1,726,128

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Financial Statement Notes	Three months ended June 30,		Nine months ended June 30,
		2012	2011	2012	2011
		$’000s (except per share amounts)		$’000s (except per share amounts)
Revenue		$242,007	$244,686	$731,987	$695,069
Cost of sales		113,567	117,854	340,115	322,134

Gross profit		128,440	126,832	391,872	372,935

Selling, general and administrative expense		72,434	68,540	218,747	202,444
Research and development		13,092	14,390	40,016	42,045
Provision for doubtful accounts and notes receivable		(504)	13	263	34
Net other operating income		(2,500)	(2,500)	(7,500)	(7,500)

Operating income		45,918	46,389	140,346	135,912
Loss/(gain) on foreign currency transactions, net		2,675	(3,435)	6,255	(8,532)
Loss on derivative instruments	13	2,686	1,081	186	1,162
Interest expense, net		866	984	2,783	2,863
Other expense/(income)		(218)	383	272	(140)

Income before taxes		39,909	47,376	130,850	140,559
Income tax provision	9	9,180	10,423	30,096	30,923

Net income		30,729	36,953	100,754	109,636
Less: Net income attributable to noncontrolling interests		431	622	1,658	1,601

Net income attributable to Sirona Dental Systems, Inc.		$30,298	$36,331	$99,096	$108,035

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):	10
- Basic		$0.55	$0.65	$1.78	$1.94
- Diluted		$0.53	$0.63	$1.74	$1.89
Weighted average shares - basic		55,507,312	55,992,911	55,721,869	55,619,151
Weighted average shares - diluted		56,717,943	57,577,513	56,939,621	57,246,485

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Sirona Dental Systems, Inc. Shareholders
	Common share capital	Number of common shares issued and outstanding	Additional paid-in capital	Treasury Stock	Excess of purchase price over predecessor basis	Retained earnings	Accumulated other comprehensive income/(loss)	Total Sirona Dental Systems, Inc. Shareholders	Noncontrolling Interests	Total
	$’000s (except for amount of common shares issued)
Balances as of September 30, 2010	$553	55,305,581	$652,698	$(284)	(49,103)	$181,846	$19,701	$805,411	$2,222	$807,633

Issuance of common stock upon exercise of options	9	902,200	10,365					10,374		10,374
Stock compensation			7,241					7,241		7,241
Tax benefit of stock options exercised			7,345					7,345		7,345
Dividend distribution to noncontrolling interest			—					—	(487)	(487)
Comprehensive income:
Net income						108,035		108,035	1,601	109,636
Cumulative translation adjustment							41,810	41,810	229	42,039
Unrecognized elements of pension cost, net of tax							(245)	(245)		(245)

Total comprehensive income	—		—	—	—	108,035	41,565	149,600	1,830	151,430

Balances as of June 30, 2011	$562	56,207,781	$677,649	$(284)	(49,103)	$289,881	$61,266	$979,971	$3,565	$983,536

Balances as of September 30, 2011	$563	55,815,323	$685,617	$(19,749)	(49,103)	$303,639	$11,309	$932,276	$3,644	$935,920

Issuance of common stock upon exercise of options and net effect of vesting of RSUs/PSUs	2	185,664	1,744					1,746		1,746
Purchase of treasury stock (at cost)		(730,149)		(32,732)				(32,732)		(32,732)
Stock compensation			6,375					6,375		6,375
Tax benefit of stock options exercised			(751)					(751)		(751)
Purchase of shares from noncontrolling interest			740					740	(740)	—
Dividend distribution to noncontrolling interest			—					—	(1,689)	(1,689)
Comprehensive income:
Net income						99,096		99,096	1,658	100,754
Cumulative translation adjustment							(51,720)	(51,720)	(39)	(51,759)
Unrecognized elements of pension cost, net of tax							714	714		714
Net loss on derivative financial instruments (hedging)							(865)	(865)		(865)

Total comprehensive income	—	—	—	—	—	99,096	(51,871)	47,225	1,619	48,844

Balances as of June 30, 2012	$565	55,270,838	$693,725	$(52,481)	(49,103)	$402,735	$(40,562)	$954,879	$2,834	$957,713

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2012	2011
	$’000s
Cash flows from operating activities
Net income	$100,754	$109,636

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	58,107	59,839
Loss on derivative instruments	186	1,162
Loss/(gain) on foreign currency transactions	6,255	(8,532)
Deferred income taxes	(11,079)	(9,143)
Amortization of debt issuance cost	491	895
Share-based compensation expense	6,375	7,241

Changes in assets and liabilities
Accounts receivable	(25,939)	(27,953)
Inventories	(1,503)	(13,801)
Prepaid expenses and other current assets	3,528	10,042
Restricted cash	646	20
Other non-current assets	(252)	(243)
Trade accounts payable	(6,239)	1,171
Accrued liabilities and deferred income	(14,928)	(19,478)
Other non-current liabilities	818	712
Income taxes receivable	1,167	(5,518)
Income taxes payable	5,631	(604)

Net cash provided by operating activities	124,018	105,446

Cash flows from investing activities
Investment in property, plant and equipment	(29,675)	(37,097)
Prepayments for other assets	(4,612)	—
Purchase of intangible assets	(82)	(247)
Purchase of long-term investments	(48)	(95)
Acquisition of business, net of cash acquired	—	(20,840)

Net cash used in investing activities	(34,417)	(58,279)

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2012	2011
	$’000s
Cash flows from financing activities
Repayments of short-term and long-term debt	(433,093)	—
Proceeds from borrowings	141,297	—
Purchase of treasury stock	(32,732)	—
Debt issuance cost	(2,765)	—
Dividend distributions to noncontrolling interest	(1,698)	(487)
Common shares issued under share based compensation plans	1,744	10,365
Tax effect of common shares issued under share based compensation plans	(1,067)	8,283

Net cash (used in)/provided by financing activities	(328,314)	18,161

Change in cash and cash equivalents	(238,713)	65,328
Effect of exchange rate change on cash and cash equivalents	(2,546)	14,108
Cash and cash equivalents at beginning of period	345,859	251,767

Cash and cash equivalents at end of period	$104,600	$331,203

Supplemental information
Interest paid	$2,005	$3,114
Interest capitalized	203	376
Income taxes paid	32,460	37,291
Acquisition of business
Current assets	$—	$201
Non-current assets	—	47,277
Current liabilities	—	(269)
Non-current liabilities	—	(16,156)

	—	31,053
Cash paid	—	(20,898)

Fair value of liabilities incurred	$—	$10,155

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

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of June 30, 2012, and the results of operations and cash flows for the nine months ended June 30, 2012 and 2011, respectively, as applicable to interim periods have been made. The results of operations for the nine months ended June 30, 2012 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

Equity Incentive Plan

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, restricted stock, RSU’s, and PSU’s. The 2006 Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of June 30, 2012, 1,052,959 shares were available for future grant under the 2006 Plan.

Restricted and Performance-Based Stock Units

In the nine months ended June 30, 2012, the Company granted 184,200 RSU’s on November 22, 2011 with a value of $40.03, 1,000 RSU’s on April 23, 2012 with a value of $48.97, 19,200 RSU’s on May 8, 2012 with a value of $49.12, the values of which representing the closing prices at the date of the grant.

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

Stock Options

In the nine months ended June 30, 2012, the Company granted 209,375 stock options on November 22, 2011, under the 2006 Plan with a weighted average exercise price of $40.03 and weighted average fair value of $14.15 at the grant date. Grants generally vest over four years. All grants expire ten years after the date of the grant.

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

Nine months ended June 30, 2012
Expected Volatility	39.17%
Risk-free rate	0.91%
Expected term	5 years
Expected dividends	—

Compensation Costs

The following table summarizes compensation expense charged to income for stock-based compensation and additional information for the three and nine months ended June 30, 2012:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Compensation Expense	$’000s		$’000s
Cost of sales	$27	$31	$85	$104
Selling, general and administrative	2,029	2,692	6,192	7,006
Research and development	29	39	98	131

	$2,085	$2,762	$6,375	$7,241

	Three months ended June 30, 2012	Nine months ended June 30, 2012

	$’000s (except where noted)	$’000s (except where noted)
Additional Information

Tax Information

Income tax benefit recognized for share-based compensation	$(599)	$(1,832)

Tax benefit realized from option exercises	$(312)	$(2,275)

Future Costs

Total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards		$19,104

Weighted-average period expected for recognition of cost (in years)		2.7

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted and Performance-Based Stock Unit Activity

The following is a summary of Sirona’s RSU and PSU activity for the nine months ended June 30, 2012:

	Nine months ended June 30, 2012
	Restricted stock units		Performance-based stock units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	462,465	$36.99	12,800	$36.78
Reclass	(200)	36.78	200	36.78
Granted	204,400	40.94	—	—
Vested	(75,478)	36.25	—	—
Forfeited	(17,750)	42.01	—	—

Outstanding at end of period	573,437	38.34	13,000	36.78

Stock Option Activity

The following is a summary of Sirona’s stock option activity for the nine months ended June 30, 2012:

	Nine months ended
	June 30, 2012
	Number of options	Weighted average exercise price
Outstanding at beginning of period	2,207,312	$15.05
Granted	209,375	40.03
Exercised	(134,899)	12.94
Expired	(2,682)	11.73
Forfeited	(23,609)	18.83

Outstanding at end of period	2,255,497	17.45

thereof vested and exercisable	1,744,353

		$’000s
Intrinsic value of options exercised		$4,592
Total fair value of options vested		$1,709
Aggregate intrinsic value of exercisable stock options		$50,931
Weighted average remaining contractual life (in years)		4.5

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Accumulated Other Comprehensive Income/(Loss)

	For the three months ended June 30,
	2012
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net (loss)/gain from hedging instruments	Total
	$’000s
Balance at beginning of period	$8,408	$(4,527)	$(670)	$3,211
Current increase / (decrease)	(43,888)	428		(43,460)
Income tax (expense) / benefit		(118)	576	458
Changes in fair value of derivatives			(771)	(771)

Balance at end of period	$(35,480)	$(4,217)	$(865)	$(40,562)

	For the three months ended June 30,
	2011
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net (loss)/gain from hedging instruments	Total
	$’000s
Balance at beginning of period	$49,946	$(2,296)	$—	$47,650
Current increase / (decrease)	13,628	(17)		13,611
Income tax (expense) / benefit		5	—	5

Balance at end of period	$63,574	$(2,308)	$—	$61,266

	For the nine months ended June 30,
	2012
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net (loss)/gain from hedging instruments	Total
	$’000s
Balance at beginning of period	$16,007	$(4,698)	$—	$11,309
Current increase / (decrease)	(51,487)	664		(50,823)
Income tax (expense) / benefit		(183)	576	393
Changes in fair value of derivatives			(1,441)	(1,441)

Balance at end of period	$(35,480)	$(4,217)	$(865)	$(40,562)

	For the nine months ended June 30,
	2011
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net (loss)/gain from hedging instruments	Total
	$’000s
Balance at beginning of period	$21,965	$(2,264)	$—	$19,701
Current increase / (decrease)	41,609	(60)		41,549
Income tax (expense) / benefit		16	—	16

Balance at end of period	$63,574	$(2,308)	$—	$61,266

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Inventories, net

	June 30,	September 30,
	2012	2011
	$’000s
Finished goods	$58,774	$59,929
Work in progress	13,526	15,761
Raw materials	32,502	32,918

	104,802	108,608
Inventory reserve	(15,351)	(15,580)

	$89,451	$93,028

6.	Intangible Assets and Goodwill

		Accumulated
	Gross	amortization	Net
	$’000s
As of June 30, 2012
Patents & Licenses	$130,812	$78,242	$52,570
Trademarks	123,584	603	122,981
Technologies and dealer relationships	426,100	346,862	79,238
In-process research & development (IPR&D)	40,341	—	40,341

	720,837	425,707	295,130

Goodwill	617,518	—	617,518

Total intangible assets	$1,338,355	$425,707	$912,648

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2011
Patents & Licenses	$140,136	$74,482	$65,654
Trademarks	130,706	528	130,178
Technologies and dealer relationships	447,687	337,418	110,269
In-process research & development (IPR&D)	40,341	—	40,341

	758,870	412,428	346,442

Goodwill	653,799	—	653,799

Total intangible assets	$1,412,669	$412,428	$1,000,241

The change in the value of goodwill from September 30, 2011 to June 30, 2012 is mainly attributable to (i) foreign currency fluctuations, with an impact of $ (36,222), and (ii) a reduction in goodwill by $ (59) as a result of tax benefits received subsequent to the Exchange for options that were vested and included in the determination of purchase price at the time of that acquisition.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Aside from normal amortization for the current fiscal year, the change in the value of intangible assets, excluding goodwill, from September 30, 2011 to June 30, 2012 is mainly attributable to foreign currency fluctuations, with an impact of $ (15,211).

IPR&D, with a fair value of $40.3 million, represents a single project. The remaining estimated cost to complete the project was $2.6 million as of June 30, 2012. The project is 95% through the development phase; the remaining steps prior to product release are beta testing and regulatory approvals. The percentage of completion for the full project is 90%, and we anticipate project completion in the first half of 2013.

7.	Short-Term Debt and Current Portion of Long-Term Debt

The components of short-term debt are as follows:

	June 30,	September 30,
	2012	2011
	$’000s
Prior Senior Term Loans (Tranches A1/A2, variable rate repayable in November 2011)	$—	$364,817
Actual interest rate as of September 30, 2011 - Tranche A1: 0.69%
Actual interest rate as of September 30, 2011 - Tranche A2: 1.81%
Accrued interest on long-term debt	270	—
Other short-term debt	3,747	3,586

	$4,017	$368,403

8.	Long-Term Debt

The components of long-term debt are as follows:

	June 30,	September 30,
	2012	2011
	$’000s
New Senior Term Loan (“Facility A” Term Loan, variable rate)repayable in two installments in November 2015 and November 2016	$75,270	$—
Actual interest rate as of June 30, 2012: 2,8775%

	75,270	—
Less current portion	270	—

	$75,000	$—

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

For the first nine months of fiscal year 2012, an estimated effective tax rate of 23% has been applied, compared to an estimated effective tax rate of 22% for the first nine months of fiscal year 2011 and an effective tax rate for fiscal year 2011 of 22.4%.

The Company’s effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns, tax planning initiatives, tax characteristics of income, as well as the timing and deductibility of expenses for tax purposes. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily as a result of lower statutory tax rates on foreign earnings at the Company’s operations outside of the United States. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

With limited exception, the Company and its subsidiaries are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by taxing authorities for tax returns filed with respect to periods prior to fiscal year 2005.

The company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of June 30, 2012, it remained management’s intention to continue to indefinitely reinvest such earnings in operations outside of the United States. In making this determination, the Company also evaluates its expected cash requirements in the United States. These foreign earnings relate to ongoing operations and, as of June 30, 2012, the approximate amount of undistributed foreign earnings amounted to $255 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

10.	Income per Share

The computation of basic and diluted income per share is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	$’000s (except for share amounts)		$’000s (except for share amounts)
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$30,298	$36,331	$99,096	$108,035

Weighted average shares outstanding - basic	55,507,312	55,992,911	55,721,869	55,619,151
Dilutive effect of stock-based compensation	1,210,631	1,584,602	1,217,752	1,627,334

Weighted average shares outstanding - diluted	56,717,943	57,577,513	56,939,621	57,246,485

Net income per share
Basic	$0.55	$0.65	$1.78	$1.94

Diluted	$0.53	$0.63	$1.74	$1.89

There were no stock options excluded from the computation of diluted earnings per share for the three and nine months ended June 30, 2012 and June 30, 2011.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Product warranty

The following table provides the changes in the product warranty accrual for the three and nine months ended June 30, 2012 and 2011:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	$’000s		$’000s
Balance at beginning of the period	$9,103	$8,554	$8,735	$8,972
Accruals for warranties issued during the period	3,786	5,740	13,326	14,772
Warranty settlements made during the period	(4,098)	(4,985)	(13,180)	(14,711)
Translation adjustment	(437)	149	(527)	425

Balance at end of the period	$8,354	$9,458	$8,354	$9,458

12.	Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	$’000s		$’000s
Service cost, net	$52	$68	$160	$197
Interest cost	601	640	1,845	1,853
Amortization of actuarial gains	(76)	(42)	(233)	(122)

Net periodic benefit cost	$577	$666	$1,772	$1,928

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Euro is the functional currency for many of Sirona’s subsidiaries, including its primary sales and manufacturing operations in Germany. During the periods under review, the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results. In order to manage foreign currency exposures, the Company enters into foreign exchange forward contracts (USD, AUD, and JPY). The Company enters into forward contracts that are considered to be economic hedges but which are not considered hedging instruments under ASC 815. As of June 30, 2012, these contracts had notional amounts totaling $49.4 million. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at June 30, 2012 is described in Note 14 Fair Value Measurements.

The following tables summarize the impact of gains and losses from the fair value changes of the Company’s derivative instruments reported in our condensed consolidated statement of income for the nine months ended June 30, 2012 and 2011 were as follows:

Derivatives Designated as Cash Flow Hedging

	For the three months ended June 30,		For the nine months ended June 30,
	2012	2011	2012	2011
	Amount of (Gain)/Loss Recognized in Accumulated Other Comprehensive Income		Amount of (Gain)/Loss Recognized in Accumulated Other Comprehensive Income
	$’000s		$’000s
Interest rate swap contracts	$771	$—	$1,441	—

		For the three months ended June 30,		For the nine months ended June 30,
		2012	2011	2012	2011
	Location of (Gain)/Loss Recognized in Income on Derivative	Ineffective portion Recognized in Income		Ineffective portion Recognized in Income
		$’000s		$’000s
Interest rate swap contracts	Loss on derivative instruments, net	$1	$—	$2	—

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivatives Not Designated as Hedging Instruments

		For the three months ended June 30,		For the nine months ended June 30,
		2012	2011	2012	2011
	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
		$’000s		$’000s
Foreign exchange contracts	Loss on derivative instruments, net	2,685	1,081	184	1,162

Total		$2,685	$1,081	$184	1,162

14.	Fair Value Measurements

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and September 30, 2011:

	June 30, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$41,491	$—	$—	$41,491
Derivative Assets	$—	$94	$—	$94
Liabilities
Derivative Liabilities	—	(1,856)	—	(1,856)
Business Acquisition-related liabilities	—	—	(11,335)	(11,335)

Total	$41,491	$(1,762)	$(11,335)	$28,394

	September 30, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$157	$—	$—	$157
Derivative Assets	—	121	—	121
Liabilities
Derivative Liabilities	—	(1,828)	—	(1,828)
Business Acquisition-related liabilities	—	—	(10,560)	(10,560)

Total	$157	$(1,707)	$(10,560)	$(12,110)

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The change in the fair value of the business acquisition-related liabilities was $0.3 million and $0.8 million and was recorded in other (income)/expense in the income statement for the three and nine months ended June 30, 2012, respectively.

In the Company’s June 30, 2012 and September 30, 2011 Condensed Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	$’000s		$’000s
Revenue External
Dental CAD/CAM Systems	$85,415	$83,209	$255,202	$243,593
Imaging Systems	82,120	85,014	251,399	233,564
Treatment Centers	48,773	48,166	146,474	139,128
Instruments	25,204	28,002	77,921	77,969

Total	241,512	244,391	730,996	694,254

Electronic center and corporate	495	295	991	815

Total	$242,007	$244,686	$731,987	$695,069

Revenue Internal
Dental CAD/CAM Systems	$—	$—	$—	$—
Imaging Systems	3	1	15	9
Treatment Centers	2	2	6	19
Instruments	2,672	2,747	8,634	7,963
Intercompany elimination	(2,677)	(2,750)	(8,655)	(7,991)

Total	—	—	—	—

Electronic center and corporate	5,245	6,461	17,684	18,690
Intercompany elimination	(5,245)	(6,461)	(17,684)	(18,690)

Total	$—	$—	$—	$—

Revenue Total

Dental CAD/CAM Systems	$85,415	$83,209	$255,202	$243,593
Imaging Systems	82,123	85,015	251,414	233,573
Treatment Centers	48,775	48,168	146,480	139,147
Instruments	27,876	30,749	86,555	85,932

Total	244,189	247,141	739,651	702,245

Electronic center and corporate	5,739	6,755	18,675	19,504

Total	$249,928	$253,896	$758,326	$721,749

Segment performance measure

Dental CAD/CAM Systems	$59,530	$56,075	$179,142	$170,270
Imaging Systems	47,846	49,553	144,519	138,040
Treatment Centers	19,934	18,788	59,305	57,261
Instruments	10,366	13,258	35,815	37,981

Total	137,676	137,674	418,781	403,552

Electronic center and corporate	1,625	2,102	6,243	7,199

Total	$139,301	$139,776	$425,024	$410,751

Depreciation and amortization expense

Dental CAD/CAM Systems	$2,826	$2,113	$7,334	$5,847
Imaging Systems	1,536	1,623	4,475	4,494
Treatment Centers	1,995	1,916	5,718	5,118
Instruments	1,013	920	2,877	2,490

Total	7,370	6,572	20,404	17,949

Electronic center and corporate	408	255	1,497	823

Total	$7,778	$6,827	$21,901	$18,772

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the nine months ended June 30, 2012 and 2011 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	$’000s		$’000s
Revenue
Total segments (external)	$241,512	$244,391	$730,996	$694,254
Electronic center and corporate	495	295	991	815

Consolidated revenue	242,007	244,686	731,987	695,069
Depreciation and amortization
Total segments	7,369	6,572	20,403	17,949
Differences management reporting vs. US GAAP, electronic center and corporate	12,278	14,310	37,704	41,890

Consolidated depreciation and amortization	19,647	20,882	58,107	59,839

Segment performance measure
Total segments	137,675	137,674	418,780	403,552
Differences management reporting vs. US GAAP, electronic center and corporate	(9,235)	(10,842)	(26,908)	(30,617)

Consolidated gross profit	128,440	126,832	391,872	372,935

Selling, general and administrative expense	72,434	68,540	218,747	202,444
Research and development	13,092	14,390	40,016	42,045
Provision for doubtful accounts and notes receivable	(504)	13	263	34
Net other operating income	(2,500)	(2,500)	(7,500)	(7,500)
Loss/(gain) on foreign currency transaction , net	2,675	(3,435)	6,255	(8,532)
Loss on derivative instruments	2,686	1,081	186	1,162
Interest expense, net	866	984	2,783	2,863
Other expense/(income)	(218)	383	272	(140)

Income before taxes	$39,909	$47,376	$130,850	$140,559

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration of Revenue

A substantial portion of our revenue comes from two distributors accounting for more than 10% of revenues. Patterson Companies, Inc. (“Patterson”) accounted for 29% and 28% of our total revenues for the nine months ended June 30, 2012 and 2011, respectively. Henry Schein, Inc. (“Henry Schein”) accounted for 16% and 19% of our total revenues for the nine months ended June 30, 2012 and 2011, respectively. Together, these two customers represented 45% and 47% of our total revenues for the nine months ended June 30, 2012 and 2011, respectively. The accounts receivable from these two customers totaled $ 50,231 and $ 51,214 for the nine months ended June 30, 2012 and 2011, respectively. These revenues were earned across all segments, with a significant portion of revenues with Patterson being earned in the CAD/CAM segment. No other customer accounted for more than 10% of revenues.

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

Sirona has a long tradition of innovation in the dental industry. The Company introduced the first dental electric drill approximately 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (CAD/CAM) system 27 years ago, and numerous other significant innovations in dentistry. Sirona continues to make significant investments in research and development (“R&D”), and its track record of innovative and profitable new products continues today with numerous product launches including: the Orthophos XG 3D imaging unit (launched in March 2011), Sinius treatment center (launched in March 2011), CEREC 4.0 software (launched in March 2011), the Galileos and CEREC combination (launched in September 2009), the CEREC AC unit (launched in January 2009), the Galileos Compact 3D imaging system (launched in July 2008), the TENEO treatment center (launched in July 2008) and the CAD/CAM milling unit MC XL (launched in fiscal year 2007).

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

The U.S. market is the largest individual market for Sirona, followed by Germany. Between fiscal years 2004 and 2011, the Company increased U.S. revenues from $88.2 million to $255.9 million, driven by innovative products, particularly in the CAD/CAM and imaging segments and the Exchange. In July 2005, pursuant to an amendment to the distribution agreement between the Company and Patterson (the “Distribution Agreement”), Patterson made a payment of $100 million to

Sirona in July 2005 in exchange for the exclusive distribution rights for CAD/CAM products in the U.S. and Canada until 2017 (the “Patterson Exclusivity Payment”). The amount received was recorded as deferred income and is being recognized on a straight-line basis commencing at the beginning of the extension of the exclusivity period in fiscal year 2008. In May 2012, the Company and Patterson amended and restated the terms of their business relationship set forth in that Distribution Agreement with respect to distribution of certain products throughout the United States; however, it did not amend or restate the business relationship with respect to distribution in Canada. The amendment and restatement of the Distribution Agreement addressed issues related to pricing, termination and annual minimum purchase quotas and provided growth targets which, if achieved, extend the companies’ exclusivity period. The May 2012 amendment and restatement of the Distribution Agreement did not impact the current method or period of recognition for deferred income related to the Patterson Exclusivity Payment.

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

For the nine months ended June 30, 2012, revenues increased 9.4% on a constant currency basis over a very strong first nine months of fiscal year 2011, where revenues grew 17.8% constant currency. The nine months ended June 30, 2011, benefited from the IDS, the Orthophos 2D/3D product launch, as well as a successful CAD/CAM trade-up program in Germany. Revenues for the first nine months ended of the current fiscal year were particularly strong in the Imaging and Treatment Center segments as well as in the non-U.S., non-European markets, where our investments continue to produce benefits. Gross profit increased by $18.9 million, which was partially offset by a $16.3 million increase in SG&A expenses. The major driver of the increase in SG&A expenses was the continued strategic expansion of our sales and service infrastructure in key growth markets. As a result, operating income increased 3.3%.

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

Sirona’s cost of goods sold, R&D, SG&A expense and operating results have been and will continue to be materially affected by depreciation and amortization costs resulting from the step-up to fair value of Sirona’s assets and liabilities.

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currencies vary depending on the country of operation. For the nine months ended June 30, 2012, approximately 39% of Sirona’s revenue and approximately 69% of its expenses were in Euro. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2010 and June 30, 2012, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $1.2326 to a high of $1.4858. Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. The Company does not apply hedge accounting to such contracts. As of June 30, 2012, these contracts had notional amounts totaling $49.4 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information above and under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. The average exchange rates for the three and nine months ended June 30, 2012, were $1.28513 and $1.31527, respectively, and varied from $ 1.25378 to $ 1.37045. For the three and nine months ended June 30, 2011, an average quarterly exchange rate converting Euro denominated revenues into U.S. Dollars of $1.43894 and $1.38876, respectively, was applied.

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

The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily as a result of lower statutory tax rates on foreign earnings at the Company’s operations outside of the United States. The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because, as of June 30, 2012, it remained management’s intention to continue to indefinitely reinvest such earnings in operations outside of the United States. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue

Revenue for the three months ended June 30, 2012 was $242.0 million, a decrease of $2.7 million, or 1.1%, as compared with the three months ended June 30, 2011. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 7.0%. By segment, CAD/CAM Systems increased 2.7% (up 9.5% on a constant currency basis), Treatment Centers increased 1.3% (up 13.3% on a constant currency basis), Imaging Systems decreased 3.4% (up 2.8% on a constant currency basis), and Instruments decreased 10.0% (up 0.6% on a constant currency basis).

The current-quarter 7.0% constant currency increase in revenue represents growth above a very strong third-quarter performance in the prior year, where revenues increased 24% on a constant currency basis. Furthermore, we continue to benefit from our increased global sales and service infrastructure and the demand for our innovative products. Our products enable dental professionals to improve their clinical results and to increase the profitability of their practices.

Treatment Center as well as CAD/CAM segment revenues benefited from robust growth in many international markets. Imaging Systems revenues faced a challenging year-over-year comparison, since revenues increased 29.6% on a constant currency basis during the same period in the prior year due to the introduction of the Orthophos 2D/3D combination unit.

Revenue in the U.S. for the three months ended June 30, 2012 was up 7.7% compared to the prior year period. Revenue outside the U.S. decreased by 4.6%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 6.6%. We continued to experience strong double-digit growth in the non-U.S., non-European markets, led by the Asia-Pacific region. During the quarter, sales in Germany decreased as we faced a tough prior-year comparison due to the strong IDS performance as well as the successful Orthophos 2D/3D launch.

Revenue growth on a constant currency basis was mainly volume driven. Prices in general remained stable, with the exception of pricing pressure and product mix shifts in the 2D and 3D panoramic imaging product lines.

Cost of Sales

Cost of sales for the three months ended June 30, 2012 was $113.6 million, a decrease of $4.3 million, or 3.6%, as compared with the three months ended June 30, 2011. Gross profit as a percentage of revenue was 53.1% compared to 51.8% in the prior year period. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $10.9 million as well as non-cash share-based compensation expense of $0.03 million for the three months ended June 30, 2012 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $12.9 million and non-cash share-based compensation expense of $0.03 million for the three months ended June 30, 2011. Excluding these amounts, cost of sales as a percentage of revenue was 42.4% for the three months ended June 30, 2012 compared with 42.9% for the three months ended June 30, 2011. Therefore, gross profit as a percentage of revenue was 57.6%, compared to 57.1% in the prior year period. The increase in the gross profit margin was mainly due to product mix.

Gross Profit

We use gross profit, excluding the impact of the MDP Transaction, the Exchange, and non-cash share-based compensation expense, to monitor segment performance. By segment, gross profit developed in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as follows: CAD/CAM Systems increased 6.2%, Treatment Centers increased 6.1%, Imaging Systems decreased 3.4%, and Instruments decreased by 21.8%. The increase in CAD/CAM segment gross profit as well as gross profit margin was due to increased sales and also benefited from the weakened Euro vs. the U.S. Dollar. The increase in the Treatment Center segment gross profit as well as the gross profit margin was mainly driven by higher volume and a favorable product mix compared to the same prior-year period. We experienced strong demand for both our standard and comfort units. Product and regional mix in our Imaging Systems segment, partially offset by a positive impact of the weakened Euro vs. the U.S. Dollar, led to a decrease in gross profit, while the gross profit margin remained flat year over year. Gross profit and gross profit margin for the Instruments segment was below prior year level. This decrease in gross profit margin was driven by an unfavorable product mix toward lower-margin products. For more information, see Note 15 to our condensed consolidated financial statements for revenues and gross profit by segment for each of the fiscal periods under report.

Selling, General and Administrative

For the three months ended June 30, 2012, SG&A expense was $72.4 million, an increase of $3.9 million, or 5.7%, as compared with the three months ended June 30, 2011. During the quarter, we continued to implement our strategy to invest in the expansion of our sales and service infrastructure to capitalize on opportunities to gain market share and to build up our presence in key growth markets. These investments resulted in increased revenues, particularly in international markets. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $0.7 million as well as non-cash share-based compensation expense in the amount of $2.0 million for the three months ended June 30, 2012, compared with $0.7 million and $2.7 million, respectively, for the three months ended June 30, 2011. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 28.8% for the three months ended June 30, 2012, as compared with 26.6% for the three months ended June 30, 2011.

Research and Development

R&D expense for the three months ended June 30, 2012, was $13.1 million, a decrease of $1.3 million. The decrease is mainly driven by the timing of projects.

R&D expense included non-cash share-based compensation expense in the amount of $0.03 million for the three months ended June 30, 2012, compared with $0.04 million for the three months ended June 30, 2011. Excluding this amount, as a percentage of revenue, R&D expense decreased to 5.4% for the three months ended June 30, 2012, compared to 5.9% for the three months ended June 30, 2011.

Net Other Operating Income

Net other operating income for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was as follows:

	Three months ended June 30,
	2012	2011
	$ millions
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5

Loss/(Gain) on Foreign Currency Transactions

The loss on foreign currency transactions for the three months ended June 30, 2012 amounted to $2.7 million and compares to a gain of $3.4 million for the three months ended June 30, 2011. The components of these results are as follows:

	Three months ended June 30,
	2012	2011
	$ millions
Unrealized non-cash foreign exchange loss/(gain) from translation adjustment of deferred income related to the Patterson exclusivity payment	$3.1	$(1.2)
Unrealized non-cash foreign exchange loss/(gain) on short-term intra-group loans	4.9	(1.6)
Gain on other foreign currency transactions	(5.3)	(0.6)

	$2.7	$(3.4)

Loss on Derivative Instruments

The loss of $2.7 million on derivative instruments for the three months ended June 30, 2012 compared to a loss of $1.1 million for the three months ended June 30, 2011. In both periods, the loss related to unrealized non-cash gains on foreign currency hedges.

Interest Expense

Net interest expense for the three months ended June 30, 2012, was $0.9 million, compared to $1.0 million for the three months ended June 30, 2011. The slight decrease resulted from lower overall debt levels.

Income Tax Provision

For the three months ended June 30, 2012 and 2011, Sirona recorded a profit before income taxes of $39.9 million and $47.4 million, respectively. The estimated effective tax rate applied for these periods was 23% and 22%, respectively, compared to an actual effective tax rate of 22.4% in fiscal year 2011. The income tax provision for the three months ended June 30, 2012 and 2011, was $9.2 million and $10.4 million, respectively. The estimated effective tax rate is primarily driven by the expected mix of earnings across different countries.

Net Income

Net income for the three months ended June 30, 2012 was $30.7 million, a decrease of $6.2 million, as compared with the three months ended June 30, 2011. Major influencing factors on net income were the increase in gross profit, mainly due to lower amortization, which was more than offset by an increase in SG&A expense due to continued investments in the expansion of our global sales and service infrastructure, foreign currency transaction losses, and a higher estimated effective tax rate. Net income for the three months ended June 30, 2012 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction - deal related amortization and depreciation) of $11.5 million ($8.9 million net of tax), a foreign currency loss on the deferred income from the Patterson exclusivity payment of $3.2 million ($2.5 million net of tax), and a loss on the revaluation of short-term intra-group loans of $4.8 million ($3.7 million net of tax).

Sirona’s net income for the three months ended June 30, 2011 included deal related amortization and depreciation of assets acquired in past business combinations of $13.7 million ($10.7 million net of tax), currency revaluation gains on the Patterson exclusivity payment of $1.2 million ($0.9 million after tax), and a gain on the revaluation of short-term intra-group loans of $1.6 million ($1.2 million net of tax).

Share-based compensation expense was $2.1 million ($1.6 million net of tax) for the three months ended June 30, 2012 compared to $2.8 million ($2.2 million net of tax) in the prior year period.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

Revenue

Revenue for the nine months ended June 30, 2012 was $732.0 million, an increase of $36.9 million, or 5.3%, as compared with the nine months ended June 30, 2011. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 9.3%. By segment, Imaging Systems increased 7.6% (up 10.7% on a constant currency basis), Treatment Centers increased 5.3% (up 11.1% on a constant currency basis), CAD/CAM Systems increased 4.8% (up 8.2% on a constant currency basis), and Instruments decreased 0.1% (up 5.4% on a constant currency basis).

The current-year 9.3% constant currency increase in revenue represents growth above a very strong first nine months of the prior year, where revenues increased 17.8% on a constant currency basis. The prior-year period was marked by strong sales stemming from the IDS, the Orthophos 2D/3D product launch, as well as a successful CAD/CAM trade-up program in Germany. We also continue to benefit from our increased global sales and service infrastructure and the demand for our innovative products and. Our products enable dental professionals to improve their clinical results and to increase the profitability of their practices.

Imaging Systems revenue growth was driven by robust demand for our 3D and 2D Orthophos products, with sales particularly strong in international markets. This growth was achieved despite a challenging comparison, as Imaging Systems revenue grew 21% in the same period last year. Treatment Center revenues benefited from robust growth in many international markets as well as the new Sinius unit. CAD/CAM Systems revenue growth was particularly strong in non-U.S., non-European markets and faced a challenging comparison, as the first quarter in fiscal year 2011 benefited from a very successful trade-in program in Germany and strong sales stemming from the IDS. Instrument revenues were flat over the prior-year period and benefited from high-volume projects in several international markets.

Revenue in the U.S. for the nine months ended June 30, 2012 was up 4.9% compared to the prior year period. Revenue outside the U.S. increased by 5.5%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 11.2%. Revenue growth was particularly strong in non-U.S., non-European markets, led by the Asia-Pacific region.

Revenue growth on a constant currency basis was mainly volume driven. Prices in general remained stable, with the exception of pricing pressure and product mix shifts in the 2D and 3D panoramic imaging product lines.

Cost of Sales

Cost of sales for the nine months ended June 30, 2012 was $340.1 million, an increase of $18.0 million, or 5.6%, as compared with the nine months ended June 30, 2011. Gross profit as a percentage of revenue was 53.5% compared to 53.7% in the prior year period. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $33.2 million as well as non-cash share-based compensation expense of $0.09 million for the nine months ended June 30, 2012 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $37.8 million and non-cash share-based compensation expense of $0.1 million for the nine months ended June 30, 2011. Excluding these amounts, cost of sales as a percentage of revenue was 41.9% for the nine months ended June 30, 2012 compared with 40.9% for the nine months ended June 30, 2011, and therefore gross profit as a percentage of revenue was 58.1% compared to 59.1% in the prior year period. The decrease in the gross profit margin was mainly due to product mix in all segments.

Gross Profit

We use gross profit, excluding the impact of the MDP Transaction, the Exchange, and non-cash share-based compensation expense, to monitor segment performance. By segment, gross profit developed in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 as follows: CAD/CAM Systems increased 5.2%, Imaging Systems increased 4.7%, Treatment Centers increased 3.6%, and Instruments decreased 5.7%. The increase in gross profit in the CAD/CAM, Imaging Systems, and Treatment Centers segments was mainly due to volume growth. The development of the Instruments segment gross profit was mainly due to product mix. In all segments, gross profit margins decreased, mainly due to product mix, except for the CAD/CAM segment, where the gross profit margin increased slightly over the prior year. For more information, see Note 15 to our condensed consolidated financial statements for revenues and gross profit by segment for each of the fiscal periods under report.

Selling, General and Administrative

For the nine months ended June 30, 2012, SG&A expense was $218.7 million, an increase of $16.3 million, or 8.1%, as compared with the nine months ended June 30, 2011. In the first nine months of the fiscal year, we continued to implement our strategy to invest in the expansion of our sales and service infrastructure to capitalize on opportunities to gain market share and to build up our presence in key growth markets. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $2.1 million as well as non-cash share-based compensation expense in the amount of $6.2 million for the nine months ended June 30, 2012, compared with $2.2 million and $7.0 million, respectively, for the nine months ended June 30, 2011. Excluding these amounts, as a percentage of revenue, SG&A expense increased to 28.8 % for the nine months ended June 30, 2012, as compared with 27.8% for the nine months ended June 30, 2011.

Research and Development

R&D expense for the nine months ended June 30, 2012, was $40.0 million, a decrease of $2.0 million, or 4.8%, as compared with the nine months ended June 30, 2011. The decrease of R&D expense was primarily driven by the timing of individual projects.

R&D expense included non-cash share-based compensation expense in the amount of $0.1 million for the nine months ended June 30, 2012, compared with $0.1 million for the nine months ended June 30, 2011. Excluding this amount, as a percentage of revenue, R&D expense decreased to 5.5% for the nine months ended June 30, 2012, compared to 6.0% for the nine months ended June 30, 2011.

Net Other Operating Income

Net other operating income for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 was as follows:

	Nine months ended June 30,
	2012	2011
	$ millions
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$7.5	$7.5

Loss/(gain) on Foreign Currency Transactions

The loss on foreign currency transactions for the nine months ended June 30, 2012 amounted to $6.3 million and compares to a gain of $8.5 million for the nine months ended June 30, 2011. The components of these results are as follows:

	Nine months ended June 30,
	2012	2011
	$ millions
Unrealized non-cash foreign exchange loss/(gain) from translation adjustment of deferred income related to the Patterson exclusivity payment	$3.9	$(3.7)
Unrealized non-cash foreign exchange loss/(gain) on short-term intra-group loans	5.9	(4.6)
Gain on other foreign currency transactions	(3.5)	(0.2)

	$6.3	$(8.5)

Loss on Derivative Instruments

The loss of $0.2 million on derivative instruments for the nine months ended June 30, 2012 compared to a loss of $1.2 million for the nine months ended June 30, 2011. In both periods, the loss related to unrealized non-cash gains and losses on foreign currency hedges.

Interest Expense

Net interest expense for the nine months ended June 30, 2012, was $2.8 million, compared to $2.9 million for the nine months ended June 30, 2011. Interest expense remained at prior-year levels despite increasing interest rates due to lower overall debt levels in the current fiscal period.

Income Tax Provision

For the nine months ended June 30, 2012 and 2011, Sirona recorded a profit before income taxes of $130.9 million and $140.6 million, respectively. The estimated effective tax rate applied for these periods was 23% and 22%, respectively, compared to an actual effective tax rate of 22.4% in fiscal year 2011. The income tax provision for the nine months ended June 30, 2012 and 2011, was $30.1 and $30.9 million, respectively. The estimated effective tax rate is primarily driven by the expected mix of earnings across different countries.

Net Income

Net income for the nine months ended June 30, 2012 was $100.8 million, a decrease of $8.9 million, as compared with the nine months ended June 30, 2011. Major influencing factors on net income were the increase in revenues and gross profit and lower amortization, all of which was more than offset by an increase in SG&A expense due to continued investments in the expansion of our global sales and service infrastructure, foreign currency transaction losses, and a higher estimated effective tax rate. Net income for the nine months ended June 30, 2012 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the

Exchange and the MDP Transaction - deal related amortization and depreciation) of $35.2 million ($27.1 million net of tax), a foreign currency loss on the deferred income from the Patterson exclusivity payment of $3.9 million ($3.0 million net of tax), and a loss on the revaluation of short-term intra-group loans of $5.9 million ($4.5 million net of tax).

Sirona’s net income for the nine months ended June 30, 2011 included deal related amortization and depreciation of assets acquired in past business combinations of $40.0 million ($31.2 million net of tax), currency revaluation gains on the Patterson exclusivity payment of $3.7 million ($2.9 million after tax), and a gain on the revaluation of short-term intra-group loans of $4.6 million ($3.6 million net of tax).

Share-based compensation expense was $6.4 million ($4.9 million net of tax) for the nine months ended June 30, 2012 compared to $7.2 million ($5.6 million net of tax) in the prior year period.

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

Cash and cash equivalents held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. Undistributed foreign earnings as of June 30, 2012 amounted to approximately $255 million. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to consolidated adjusted EBITDA (“Consolidated Adjusted EBITDA”), determined on the basis of the last twelve months, of no more than 3.00 to 1. The Company is required to determine its compliance with the covenants as of September 30 and March 31. As of March 31, 2012, the most recent period for which this ratio was calculated, the Company was in compliance. For further information regarding the calculation of this ratio as of March 31, 2012, please see our Form 10-Q for the fiscal quarter ended March 31, 2012, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Cash Flows

	Nine months ended June 30,
	2012	2011
	$’000s
Net cash provided by operating activities	$124,018	$105,446
Net cash used in investing activities	(34,417)	(58,279)
Net cash (used in)/provided by financing activities	(328,314)	18,161

(Decrease)/increase in cash during the period	$(238,713)	$65,328

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $124.0 million for the nine months ended June 30, 2012 compared to $105.4 million for the nine months ended June 30, 2011. The primary contributing factor to the increase in cash provided by operating cash flows in the nine months ended June 30, 2012 was improved working capital performance and slightly lower tax payments.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions and long-lived asset disposals. The primary contributors to the investing cash outflow in the nine months ended June 30, 2012 were capital expenditures in the course of normal operating activities. For the nine months ended June 30, 2011, net cash used in investing activities represented construction of the Center of Innovation in Bensheim, Germany, acquisition of a development stage entity, and capital expenditures in the course of normal operating activities.

Net Cash (Used in) / Provided by Financing Activities

Net cash used in financing activities was $328.3 million for the nine months ended June 30, 2012, compared to net cash provided by financing activities of $18.2 million for the nine months ended June 30, 2011. Net cash used in financing activities in the nine months ended June 30, 2012 results from repayment of our prior senior term loans in November 2011, partly offset by proceeds from borrowings under new senior term loans and revolving facilities. Net cash provided by financing activities in the nine months ended June 30, 2011 primarily relates to proceeds and tax-related benefits from exercises of options previously granted in the Company’s stock-based compensation activities.

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

Other Financial Data

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	$’000s		$’000s
Net income attributable to Sirona Dental Systems, Inc.	$30,298	$36,331	$99,096	$108,035
Net interest expense	866	984	2,783	2,863
Provision for income taxes	9,180	10,423	30,096	30,923
Depreciation	7,778	6,827	21,901	18,772
Amortization	11,869	14,055	36,206	41,067

EBITDA	$59,991	$68,620	$190,082	$201,660

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

Supplemental Information

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	$’000s		$’000s
Share-based compensation	$2,085	$2,762	$6,375	$7,241
Unrealized, non-cash loss/(gain) on revaluation of the carrying value of the $-denominated exclusivity fee	3,153	(1,248)	3,914	(3,718)
Unrealized, non-cash loss/(gain) on revaluation of the carrying value of short-term intra-group loans	4,822	(1,618)	5,866	(4,619)

	$10,060	$(104)	$16,155	$(1,096)

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of June 30, 2012. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The number and average price of shares repurchased during the three months ended June 30, 2012 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	$’000s (except per share amounts)
April 1 - April 30, 2012	—	—	—	63,757
May 1 - May 31, 2012	176,363	45.19	176,363	55,787
June 1 - June 30, 2012	182,716	43.70	182,716	47,803

	359,079		359,079

(1)	In August 2011, the Company’s Board of Directors announced a stock repurchase program to purchase up to an aggregate of $100,000,000 of its common stock in open market or privately-negotiated transactions effective through September 2014. The Company is not obligated to acquire any particular amount of common stock and may suspend the program at any time at its discretion without prior notice.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011, (ii) Condensed Consolidated Statements of Income for the nine months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the nine months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and (v) Notes to Consolidated Condensed Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2012

Sirona Dental Systems, Inc.

By:	/s/ Simone Blank
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)