Form 10-K
period 2012-09-30
SIRONA DENTAL SYSTEMS, INC.
filed 2012-11-16
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,713,804,735. Such aggregate market value is computed by reference to the closing sale price of the Common Stock on such date.

As of November 12, 2012, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,977,627.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (September 30, 2012) are incorporated by reference into Part III of this report on Form 10-K.

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

Sirona markets its products globally to dental practices, clinics and laboratories through an international network of distributors. The dental distributors typically supply both dental equipment and consumables, and have regular contact with the ultimate end-users. In addition, Sirona also distributes its products through its own growing sales and services infrastructure.

Sirona’s revenue for the fiscal year ended September 30, 2012 was $979.4 million. Sirona sells its products globally, with the U.S. market contributing 29% of revenue, or $ 284.9 million, the German market contributing 16% of revenue, or $ 159.3 million, and the rest of the world contributing 55% of revenue, or $ 535.1 million.

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

Our common stock is currently traded publicly on the NASDAQ Global Select Market under the trading symbol “SIRO”.

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

A brief description of each of our segments follows. See Note 24 to our consolidated financial statements for revenues and gross profit by segment for each of the last three fiscal years, and assets by segment, at September 30, 2012 and 2011.

Dental CAD / CAM Systems

Dental CAD/CAM Systems address the worldwide market for dental restorations, which includes several types of restorations, such as inlays, onlays, veneers, crowns, bridges, copings and bridge frameworks made from ceramic, metal or composite blocks. The global market for dental restorations can be divided into two sub-segments: in-mouth fillings and out-of-mouth pre-shaped restorations. CAD/CAM-produced ceramic restorations represent a growing portion of the out-of-mouth restoration market and the number of out-of-mouth restorations prepared with CAD/CAM systems has increased substantially over the past few years. At the same time, the number of dental practitioners and dental laboratories using CAD/CAM technology has increased. Sirona estimates that as of the end of fiscal year 2012, the market penetration for in-office CAD/CAM systems in the United States had grown to approximately 13% and increased to approximately 14% in Germany.

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

In fiscal year 2003, Sirona launched CEREC 3D software, an important development that allowed the dentist to view the onscreen restoration area in three dimensions. Since then, Sirona’s CAD CAM portfolio has been continuously updated. In fiscal year 2007, Sirona launched the MC XL next generation milling unit. The MC XL produces high quality, precisely fitted restorations in about half the time that the older CEREC milling units required. Fiscal year 2007 also saw the introduction of Sirona’s Biogeneric software which virtually automated the design portion of the CAD/CAM process for inlays and onlays. This software was further enhanced in 2010, with the introduction of Version 3.8, which has the ability to create crowns and bridges. In January 2009, Sirona launched a new CEREC camera, based on the Company’s proprietary Bluecam technology, which was faster, more accurate, and improved the workflow for practitioners. In fiscal year 2010, Sirona introduced the CEREC AC Connect stand-alone digital impression unit. CEREC AC Connect allows dental professionals to scan digital impressions and then send them to the inLab® dental laboratory of their choice. In 2011, Sirona introduced CEREC 4.0 software, an entirely redesigned software that gives CEREC users enhanced capabilities and speeds up the restoration process. In addition, CEREC 4.0 enables dentists to design and manufacture multiple restorations simultaneously, further enhancing productivity and profitability. In August 2012, Sirona launched its new CEREC Omnicam camera, which allows dentists to generate precise whole-arch scans in the shortest possible time. Three features of the CEREC Omnicam are particularly notable: video streaming, digitization of jaw structures in their natural color, and powderless scanning of tooth surfaces. This introduction further strengthens Sirona’s leadership position in the dental CAD/CAM Market.

Sirona offers a service contract on its CEREC product, which includes software updates and upgrades and maintenance on software-related hardware.

In addition to CEREC, Sirona also offers CAD/CAM products for dental laboratories, including the inLab restoration fabrication system and the extra-oral inEos scanner. These products are designed to improve efficiency and reduce costs for the dental lab. The inLab system scans the models received from the dentists and then mills ceramic or composite block restorations, such as crown copings and bridge frameworks to the specifications of the captured image. In fiscal year 2007, Sirona launched its next generation inLab milling unit, the inLab MC XL. The new unit features a modern, elegant design with solid, heavy-duty construction. Milling performance and precision have been greatly enhanced and milling time has been considerably reduced. The inEos scanner, which was launched in 2005, is a high speed extra-oral scanner which produces 3D digital images from a single tooth up to a jaw, directly from the plaster model. In fiscal year 2010, the successor model inEos Blue was launched. inEos Blue is based on the Bluecam technology, is easy to use, fast, precise, flexible, and its auto capture function allows for substantial time savings. In March 2012, Sirona introduced the inLab 4.0 software, which offers an extended spectrum of clinical applications. New design tools facilitate a customized and direct workflow. The completely revised platform provides a secure basis for integrating future applications.

In fiscal year 2004, Sirona started its central restoration service business in Germany and expanded the service to the United States in fiscal year 2006. The central restoration service allows dental labs to scan a plaster model received from the dentist and then transmit the digital image directly to Sirona via the internet. A restoration is then created at Sirona’s central manufacturing site; with the final product shipped directly back to the lab.

In fiscal year 2008, we expanded our CEREC offering with the introduction of Sirona Connect. Sirona Connect is a web-based service that facilitates the electronic transmission of digital impressions acquired with a CEREC acquisition unit to inLab laboratories. Laboratories can use the digital impression to create final restorations. This process eliminates the need to take physical impressions, resulting in increased accuracy, less reworking of restorations and productivity savings.

The Dental CAD/CAM Systems segment contributed 34% to Sirona’s revenue for each of the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Imaging Systems

Imaging Systems comprise a broad range of systems for diagnostic imaging in the dental practice. Sirona has developed a comprehensive range of imaging systems for 2D or 3D, panoramic and intra-oral applications that allow the dentist to accommodate the patient in a more efficient manner.

Intra-oral x-ray systems use image-capture sensor devices, which are inserted into the mouth behind the diagnostic area, and typically take images of one or two teeth. Panoramic x-ray systems produce images of the entire jaw structure by means of an x-ray tube and an image capture device, which rotates around the head.

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

In fiscal year 2007, Sirona introduced its GALILEOS Comfort 3-D imaging unit. Today, three-dimensional imaging is offering dentists advanced diagnostic and therapeutic options in the fields of surgery, implantology, prosthetics, orthodontics, and restorative dentistry. The Company believes GALILEOS integrates these capabilities efficiently into dental practices. In July 2008, Sirona launched GALILEOS Compact, which is specifically tailored to meet the needs of the general practitioner. GALILEOS Comfort and GALILEOS Compact also have the ability to display traditional 2-D panoramic digital images.

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

In August 2012, Sirona launched the next generation of intraoral digital radiography—the Schick 33 sensor and image management system. Schick 33 is the most advanced sensor in dentistry, delivering an unparalleled combination of high-resolution images, dynamic image management, and integration with existing Schick systems.

The Imaging Systems segment contributed 35%, 35% and 33% to Sirona’s revenue for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

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

The Treatment Centers segment contributed 20%, 20% and 21% to Sirona’s revenue for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Instruments

Sirona offers a wide range of instruments, including handheld and power-operated handpieces for cavity preparation, endodontics, periodontology and prophylaxis, which are regularly updated and improved. The instruments are supplemented by multi-function tips, supply and suction hoses, as well as care and hygiene systems for instrument preparation. Sirona’s instruments are often sold as packages in combination with treatment centers. During the last several years, Sirona introduced a variety of new products, including SIROLaser, a compact diode laser; PerioScan, an all-in-one ultrasonic scaling unit enabling both diagnosis and treatment of dental calculus with a single device; SIROEndo, a root canal preparation unit; and SIROPure, oil-free, power-driven handpieces; SIROBoost, a high performance turbine line that features 22 watts of power and a high torque level, allowing faster, more efficient and comfortable operation; and SIROInspect, a handpiece for the safe and secure monitoring of cavities.

Sirona intends to continue to strengthen the position of its Instruments segment as a diversified supplier of high-quality, reliable, user-friendly and cost-efficient dental instruments.

The Instruments segment contributed 11%, 11% and 12% to Sirona’s revenue for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

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

Manufacturing consists primarily of assembly, systems integration and testing. We generally outsource manufacturing of parts and components used in the assembly of our products but own the design and tools used by our key component suppliers. We do, however, manufacture most of the precision parts used for our instruments.

We purchase various components for our products from a number of outside suppliers. We currently have established relationships with approximately 1,550 suppliers, of which we view approximately 210 as “key suppliers.” Each supplier is selected according to stringent quality criteria, which are reviewed regularly. We do not believe we are dependent on one or a small group of suppliers and believe we could locate alternative suppliers if needed. For reasons of quality assurance or cost effectiveness, the Company relies on single sources for certain purchased components, e.g. sensors, which we use in our imaging segment. We work closely with our suppliers to help ensure continuity of supply while maintaining high quality and reliability. We have agreements in place and use a number of techniques, including security or consignment stock commitments, to address potential disruptions of the supply chain. We also own any custom tooling used in manufacturing these components. The Company has not experienced any significant difficulty in the past in obtaining the materials necessary to meet its production schedule. However, the need to replace one of our single source suppliers could cause a disruption in our ability to timely deliver certain of our products or increase costs. See Item 1A Risk Factors—“We are dependent upon a limited number of suppliers for critical components. If these suppliers delay or discontinue the manufacture of these components, we may experience delays in shipments, increased costs and cancellation of orders for our products.”

Sales and Marketing

Our sales and marketing efforts are directed through regional managers who oversee our sales professionals. These professionals work closely with our distribution partners to maximize the efficiency and productivity of their sales efforts. Our marketing initiatives are focused on highlighting Sirona’s leading role as a high-tech systems provider and industry innovator. In order to promote our brand and increase client loyalty, our distribution partners are supported through wide ranging advertising activities. In addition, we have been a key presenter at all major dental exhibitions, which are critical forums for raising brand awareness and new product introductions. Lastly, our product information is actively made available to business publications, dentists, journals, professional organizations and dental schools, and our website (www.sirona.com) and social media offerings (Facebook, etc.) are important interactive platforms for end-users as well as for distributors.

Distribution

Sirona distributes its products globally to dental practices, clinics and laboratories through an international network of more than 440 distributors and increasingly through our own sales and service infrastructure. See Note 24 to our consolidated financial statements for a description of our net sales and long-lived assets by geographic region for the last three fiscal years. Because distributors typically cover both dental equipment and consumables, they have regular contact with the dentist and are therefore optimally positioned to identify new equipment sale opportunities. Sirona’s primary distributors are Patterson Companies and Henry Schein, two of the world’s largest dental distributors. In the United States, Patterson is Sirona’s primary distributor. Outside of the United States, Henry Schein is the company’s largest distributor. Patterson Companies and Henry Schein accounted for 29% and 15%, respectively, of Sirona’s worldwide revenue for the fiscal year ended September 30, 2012. Sirona distributes elsewhere through a well-developed network of independent regional distributors. Sirona works closely with its distributors by training their technicians and sales representatives with respect to its products. With over 10,500 sales and service professionals trained each year, Sirona seeks to ensure high standards of quality in after-sale service and the best marketing of its products. The success of Sirona’s products is evidenced by their importance to its distribution partners, and in many cases are among their best-selling offerings. The Company continues to expand its sales and service infrastructure in selected countries around the world. These investments allow us to support our distributors’ selling efforts and strengthen the Sirona brand in these key markets. These investments, and the subsequent expansion of our infrastructure, have enabled Sirona to grow revenues and profitability at a faster rate.

On April 27, 1998, Sirona and Patterson Companies entered into an exclusive distribution agreement (the “CAD/CAM Distribution Agreement”) pursuant to which Patterson was appointed as the exclusive distributor of Sirona’s CEREC CAD/CAM products within the United States and Canada. Under the terms of the CAD/CAM Distribution Agreement, Patterson’s exclusivity was to terminate on September 30, 2007. On June 30, 2005, Sirona and Patterson entered into an amendment of the CAD/CAM Distribution Agreement which extended Patterson’s exclusivity from October 1, 2007 through September 30, 2017. As consideration for the extension of its exclusivity, Patterson agreed to make a one-time payment to Sirona in the amount of $100 million (the “Exclusivity Fee”). In July 2005, Patterson paid the Exclusivity Fee, in its entirety, to Sirona. The full amount of the Exclusivity Fee was recorded as deferred income and has been recognized on a straight-line basis since October 1, 2007. The extension did not modify or alter the underlying provisions of the companies’ agreement through 2007, including the performance criteria necessary to maintain the exclusivity. The performance criteria are benchmark thresholds which afford Sirona the opportunity to abandon the exclusivity or to terminate the agreement with Patterson, but do not create minimum purchase obligations under a take-or-pay arrangement. The CAD/CAM Distribution Agreement was amended in May 2011 to revise the parameters for inLab sales in the United States and Canada.

In April 2000, Schick and Patterson entered into an exclusive distribution agreement (the “Schick Distribution Agreement”) covering the United States and Canada; and as of May 1, 2000, Schick began marketing and selling its CDR dental products in the United States and Canada through Patterson. This contract was amended in July 2005, March 2007, and May 2010 and was due to expire on December 31, 2012.

In May 2012, the Company and Patterson amended and restated the terms of their business relationship set forth in CAD/CAM Distribution Agreement and the Schick Distribution Agreement with respect to distribution of certain products throughout the United States; however, it did not amend or restate the business relationship with respect to distribution in Canada. The amendment and restatement of both the CAD/CAM Distribution Agreement and Schick Distribution Agreement addressed issues related to pricing, termination and annual minimum purchase quotas, and provided growth targets which, if achieved, extend the companies’ exclusivity period.

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

Research and Development

Sirona commits significant resources to research and development, with a particular focus on developing products that offer new diagnostic and treatment options, while increasing comfort for both users and patients and streamlining process efficiency. Sirona incurred approximately $53 million, $56 million and $46 million for research and development expenses in the fiscal years ended September 30, 2012, 2011 and 2010, respectively, which represented approximately 6% of Sirona’s total revenue in each year. Sirona employs 268 professionals in its global research and development departments. Sirona also cooperates in its research efforts with partners in research facilities and dental practices around the world. In fiscal year 2011, Sirona opened the Center of Innovation in Bensheim, Germany. The Center underscores Sirona’s ongoing commitment to innovation in dentistry. Housing the majority of research and development professionals under one roof will ensure the Company maximum collaboration, creativity, technological advancement, and idea sharing.

Patents, Trade Secrets and Proprietary Rights

We seek to protect our intellectual property through a combination of patent, trademark and trade secret protection. We believe that our future success will depend in part on our ability to obtain and enforce patents for our products and processes, preserve our trade secrets and operate without infringing the proprietary rights of others.

Patents

We have an active corporate patent program, the goal of which is to secure patent protection for our technology. Sirona owns and/or maintains approximately 760 patents and patent applications throughout the world. The patents expire at various dates through 2029. We also license or sublicense some of the technology used in our products from third parties.

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

Pursuant to the FD&C Act, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of, and record-keeping for, dental devices. The FDA classifies medical devices intended for human use into three classes: Class I, Class II, and Class III. The Company’s products are classified by the FDA into Class I or II that renders them subject only to general controls that apply to all medical devices, in particular regulations regarding alteration, misbranding, notification, record-keeping and good manufacturing practices.

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

Employees

As of September 30, 2012, the Company had 2,979 employees. The Company believes that its relations with its employees are good. No Company employees are represented by labor unions or are subject to a collective bargaining agreement in the United States. Approximately 25% of our German employees are members of the IG Metall union. We have not experienced any work stoppages due to labor disputes.

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

Historically, a substantial portion of our revenue has come from a limited number of distributors. For example, Patterson Dental Company, Inc. accounted for 29% of revenue for the fiscal year ended September 30, 2012. In addition, 15% of our revenue for the fiscal year ended September 30, 2012, was attributable to sales to Henry Schein, Inc. It is anticipated that Patterson and Henry Schein will continue to be the largest contributors to our revenue for the foreseeable future. There can be no assurance that Patterson and Henry Schein will purchase any specified minimum quantity of products from us or that they will continue to purchase any products at all. If Patterson or Henry Schein ceases to purchase a significant volume of products from us, it could have a material adverse effect on our results of operations and financial condition.

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

While we have, in the past, attempted to mitigate the effects of such potential fluctuations, we cannot assure you that we will continue to do so or that we will be able to successfully mitigate the effect of future price increases on our results of operations and financial condition. See Item 1 Business—Manufacturing and Suppliers.

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

We may be required to record a significant charge to earnings if our goodwill or other intangible assets become impaired.

Our balance sheet includes goodwill and other identifiable intangible assets. If impairment of our goodwill or other identifiable intangible assets is determined, we may be required to record a significant charge to earnings in the period of such determination under U.S. generally accepted accounting principles (GAAP).

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

In addition, in the event of a “change of control” as defined in our senior facilities agreement, we may be required to, among other things, repay all of our obligations outstanding under the senior facilities agreement, with interest thereon, which could materially adversely impact the value of our common stock.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded publicly on the NASDAQ Global Select Market. Our trading symbol is “SIRO”.

The following table presents quarterly information on the price range of our common stock. This information indicates the high and low sale prices, as quoted on NASDAQ commencing October 1, 2010. These prices do not include retail markups, markdowns or commissions.

Fiscal Year Ended September 30, 2012	High	Low
First Quarter	$49.78	$39.15
Second Quarter	52.52	42.28
Third Quarter	52.28	40.59
Fourth Quarter	57.36	41.51

Fiscal Year Ended September 30, 2011	High	Low
First Quarter	$42.60	$32.00
Second Quarter	52.86	40.35
Third Quarter	57.87	47.75
Fourth Quarter	56.47	38.69

On November 12, 2012, there were approximately 82 holders of record of the Company’s common stock. However, the Company believes that the number of beneficial owners of its common stock is substantially higher.

Historically, Sirona has not paid any dividends to holders of its common stock. The Company may consider paying dividends in the future, but currently has no plans to do so. The payment of dividends is within the discretion of the Board of Directors and will depend upon the Company’s earnings, its capital requirements, financial condition and other relevant factors.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12.

Issuer Purchases of Equity Securities

The following table presents activity under the stock repurchase program during the fourth quarter of the fiscal year ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	$’000s (except per share amounts)
July 1 - July 31, 2012	182,849	43.81	182,849	39,793
August 1 - August 31, 2012	37,648	53.16	37,648	37,791
September 1 - September 30, 2012	118,629	55.34	118,629	31,226

	339,126		339,126

(1)	In August 2011, the Company’s Board of Directors announced a stock repurchase program to purchase up to an aggregate of $100,000,000 of its common stock in open market or privately-negotiated transactions effective through September 2014. The Company is not obligated to acquire any particular amount of common stock and may suspend the program at any time at its discretion without prior notice.

Performance Measurement Comparison

The following graph compares the Company’s cumulative stockholder return on its common stock with the return on the Russell 2000 Index and the Dow Jones US Medical Equipment Index from September 30, 2007 through September 30, 2012, the end of the Company’s fiscal year. The graph assumes investments of $100 on September 30, 2007, the last trading day of that fiscal year, in the Company’s common stock, the Russell 2000 Index and the US Medical Equipment Index and assumes the reinvestment of all dividends.

COMPARISON OF 6 YEAR CUMULATIVE TOTAL RETURN*

Among Sirona Dental Systems, Inc, The Russell 2000 Index

And The Dow Jones US Medical Equipment Index

*	$100 invested on 9/30/2007 in stock or index-including reinvestment of dividends.

	9/30/2007	9/30/2008	9/30/2009	9/30/2010	9/30/2011	9/30/2012
Sirona Dental Systems Inc.	$100.00	$65.26	$83.40	$101.04	$118.90	$159.69
Russell 2000	100.00	85.52	77.35	87.68	84.58	111.57
Dow Jones US Medical Equipment	100.00	96.10	80.34	81.10	84.82	105.02

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008
	$’000s (except for per share amounts)
Statement of Income Data:
Revenue	$979,351	$913,866	$770,276	$713,294	$757,111
Cost of sales	455,400	430,214	371,266	367,152	411,489

Gross profit	523,951	483,652	399,010	346,142	345,622
Operating expenses/(income):
Selling, general and administrative expense	295,659	277,081	235,932	225,351	242,293
Research and development	52,622	55,530	46,365	40,631	48,744
Provision for doubtful accounts and notes receivable	(75)	96	271	763	824
Net other operating (income) and restructuring costs	(10,000)	(10,000)	(11,661)	(5,689)	(10,000)

Operating income	185,745	160,945	128,103	85,086	63,761
Non-operating expense, net	7,422	1,416	12,877	21,805	24,825

Income before taxes	178,323	159,529	115,226	63,281	38,936
Income tax provision/(benefit)	42,718	35,744	23,780	9,297	9,337

Net income	135,605	123,785	91,446	53,984	29,599
Less: Net income attributable to noncontrolling interests	1,773	1,992	1,457	629	160

Net income attributable to Sirona Dental Systems, Inc.	$133,832	$121,793	$89,989	$53,355	$29,439

Income per share (attributable to Sirona Dental Systems, Inc. shareholders):
- Basic	2.41	2.19	1.63	0.97	0.54
- Diluted	2.36	2.13	1.59	0.96	0.53

	As of September 30, 2012	As of September 30, 2011	As of September 30, 2010	As of September 30, 2009	As of September 30, 2008
	$’000s
Balance Sheet Data (at end of period):
Cash and cash equivalents	$151,088	$345,859	$251,767	$181,098	$149,663
Working capital (1) (2)	223,043	46,198	297,606	251,070	214,361
Total assets	1,494,534	1,726,128	1,592,937	1,648,075	1,659,005
Non-current liabilities (2)	315,922	254,982	625,219	758,910	857,637
Total liabilities	502,159	790,208	785,304	903,320	998,036
Retained earnings	437,471	303,639	181,846	91,857	38,502
Shareholders´ equity (Sirona Dental Systems, Inc.)	989,358	932,276	805,411	743,438	660,343
Total shareholders’ equity	992,375	935,920	807,633	744,755	660,969

(1)	Working capital is defined as current assets less current liabilities.

(2)	The significant decrease in working capital and non-current liabilities in fiscal year 2011 is due to the reclassification of the final tranche of the senior term loan due in November 2011 as current. The balance of these senior term loans was $364,817 as of September 30, 2011.

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

Sirona has a long tradition of innovation in the dental industry. The Company introduced the first dental electric drill approximately 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (CAD/CAM) system 28 years ago, and numerous other significant innovations in dentistry. Sirona continues to make significant investments in research and development, and its track record of innovative and profitable new products continues today with numerous product launches including: the Omnicam camera unit (launched in August 2012), the Orthophos XG 3D imaging unit (launched in March 2011), Sinius treatment center (launched in March 2011); CEREC 4.0 software (launched in March 2011); the Galileos and CEREC combination (launched in September 2009), the CEREC AC unit (launched in January 2009), the Galileos Compact 3D imaging system (launched in July 2008), the TENEO treatment center (launched in July 2008) and the CAD/CAM milling unit MC XL (launched in fiscal year 2007).

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

The U.S. market is the largest individual market for Sirona, followed by Germany. Between fiscal years 2004 and 2012, the Company increased U.S. revenues from $88.2 million to $ 284.9 million, driven by innovative products, particularly in the CAD/CAM and imaging segments and the Schick acquisition. Patterson made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution rights for CAD/CAM products in the U.S. and Canada until 2017 (the “Patterson exclusivity payment”). The amount received was recorded as deferred income and is being recognized on a straight-line basis commencing at the beginning of the extension of the exclusivity period in fiscal year 2008. In May 2012, the Company and Patterson amended and restated the terms of their business relationship set forth in that Distribution Agreement with respect to distribution of certain products throughout the United States; however, it did not amend or restate the business relationship with respect to distribution in Canada. The amendment and restatement of the Distribution Agreement addressed issues related to pricing, termination and annual minimum purchase quotas, and provided growth targets which, if achieved, extend the companies’ exclusivity period.

In addition to strong U.S. market growth, Sirona has pursued expansion in non-U.S. and non-German markets. Between fiscal years 2004 and 2012, the Company increased revenues in non-U.S. and non-German markets from $190.9 million to $ 535.1 million. To support this growth, Sirona expanded its local presence and distribution channels by establishing sales and service locations e.g. in Japan, Australia, China, South Korea, Italy, France, Brazil, and Russia. The expansion helped to increase market share but also contributed to higher SG&A expenses.

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

In fiscal year 2012, Sirona revenues increased 12.6% on a constant currency basis over a very strong prior year, where revenues grew 16.4% on a constant currency basis. While Germany was down 9.5% year over year due to a challenging IDS comparison, the Orthophos 2D/3D launch, and a successful CAD/CAM trade-up program, we had our second best year ever in Germany. U.S. revenues increased 11.4%, and momentum continued in our non-European, international markets, showing strong double-digit growth above the company’s average growth rate, led by Asia-Pacific. On a segment basis, Sirona’s revenue was broad based. All segments posted double digit growth rates constant currency, except for Instruments. During the year we expanded our exclusive distribution agreement with Patterson to include all Sirona products for the U.S. market. This enables us to strengthen our go-to-market approach and grow in the U.S. by increasing the focus on the seamless integration of our best-in-class product offerings and digital solutions. Gross profit increased by $40.3 million, which was partially offset by a $18.6 million increase in SG&A expenses. The major driver of the increase in SG&A expenses was the continued strategic expansion of our sales and service infrastructure in key growth markets. As a result, operating income increased 15.4%. Operating income includes a year-over-year decrease in amortization of $7.0 million. Operating cash flow remained strong and increased 12.6%.

At the end of August, we launched Omnicam—the new intraoral camera for our CEREC system. The product was very well received, and we started shipping in September 2012.

Significant Factors that Affect Sirona’s Results of Operations

The MDP Transaction and the Exchange

On June 30, 2005, Sirona Holdings Luxco S.C.A. (“Luxco”), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O’Keefe, management and employees of Sirona, obtained control over the Sirona business. The transaction was effected by using new legal entities, Sirona Holding GmbH and its wholly owned subsidiary Sirona Dental Services GmbH, to acquire 100% of the interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business through a leveraged buy-out transaction (the “MDP Transaction”).

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

Sirona’s cost of goods sold, selling, general and administrative expense and operating result have been and will continue to be materially affected by depreciation and amortization costs resulting from the step-up to fair value of Sirona’s assets and liabilities.

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currencies vary depending on the country of operation. For the fiscal year ended September 30, 2012, approximately 39% of Sirona’s revenue and approximately 69% of its expenses were in Euro. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2009 and September 30, 2012, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $1.2094 to a high of $1.4155. Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. As of September 30, 2012, these contracts had notional amounts totalling $ 34.3 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information above and under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. The average exchange rate for the fiscal year ended September 30, 2012, was $1.29922 and varied from $1.23114 to $1.37045. For the fiscal year ended September 30, 2011, an average exchange rate converting Euro denominated revenues into U.S. Dollars of $1.39570 was applied.

Loans made to Sirona under the New Senior Facilities Agreement entered into on November 14, 2011 are denominated in the functional currency of the respective borrowers. See “Liquidity and Capital Resources” for a discussion of our New Senior Facilities Agreement. However, intra-group loans are denominated in the functional currency of only one of the parties to the loan agreements. Where intra-group loans are of a long-term investment nature, the potential non-cash fluctuations in exchange rates are reflected within other comprehensive income. These fluctuations may be significant in any period due to changes in the exchange rates between the Euro and the U.S. Dollar.

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

The company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of September 30, 2012, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

Results of Operations

The table below sets forth Sirona’s results of operations for the fiscal periods presented:

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	$’000 (except per share amounts)
Revenue	$979,351	$913,866	$770,276
Cost of sales	455,400	430,214	371,266

Gross profit	523,951	483,652	399,010
Operating expenses/(income):
Selling, general and administrative expense	295,659	277,081	235,932
Research and development	52,622	55,530	46,365
Provision for doubtful accounts and notes receivable	(75)	96	271
Net other operating (income) and restructuring costs	(10,000)	(10,000)	(11,661)

Operating income	185,745	160,945	128,103
Foreign currency transactions (gain)/loss, net	5,873	(5,668)	7,160
Loss/(gain) on derivative instruments	(1,961)	3,302	(6,102)
Interest expense, net	3,767	3,883	11,043
Other (income)/expense	(257)	(101)	776

Income before taxes	178,323	159,529	115,226
Income tax provision	42,718	35,744	23,780

Net income	135,605	123,785	91,446
Less: Net income attributable to noncontrolling interests	1,773	1,992	1,457

Net income attributable to Sirona Dental Systems, Inc.	$133,832	$121,793	$89,989

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):
- Basic	$2.41	$2.19	$1.63
- Diluted	$2.36	$2.13	$1.59

Fiscal Year Ended September 30, 2012 compared to Fiscal Year Ended September 30, 2011

Revenue

Revenue for the fiscal year ended September 30, 2012 was $979.4 million, an increase of $65.5 million, or 7.2%, as compared with the fiscal year ended September 30, 2011. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 12.6%. By segment, CAD/CAM Systems increased 9.1% (up 13.9% on a constant currency basis), Imaging Systems increased 7.4% (up 11.5% on a constant currency basis), Treatment Centers increased 7.2% (up 15.1% on a constant currency basis), and Instruments increased 0.2% (up 7.5% on a constant currency basis).

We were able to grow our revenues due to solid demand for our innovative products, and we continue to benefit from our increased global sales and service infrastructure. Our products enable dental professionals to improve their clinical results and to increase the profitability of their practices.

CAD/CAM and Imaging segment revenues benefited from robust growth in the U.S. and in many non-European, international markets. Growth in the Treatment Center and Instruments segment revenues was mainly driven by international markets. Our innovative product portfolio and our expanded sales and service infrastructure were the main drivers of growth.

Revenue in the U.S. for the fiscal year ended September 30, 2012 was up 11.4% compared to the prior year period. Revenue growth was mainly driven by the Imaging and CAD/CAM segments and also benefitted from a successful CAD/CAM trade-up program. Revenue outside the U.S. increased by 5.5%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 13.2%. Momentum continued in our non-European, international markets, showing strong double digit growth, above the Company’s average growth rate. This development was primarily driven by Asia-Pacific. Sales in Germany decreased 9.5% year-over-year as we faced a challenging prior-year comparison due to the strong IDS performance and a successful CAD/CAM trade-up program. Despite this challenging comparison, we achieved our second-best year ever in Germany.

Revenue growth on a constant currency basis was mainly volume driven. Prices in general remained stable, with the exception of pricing pressure and product mix shifts in the 2D and 3D panoramic imaging product lines and the volume strategy in Instruments.

Cost of Sales

Cost of sales for the fiscal year ended September 30, 2012 was $455.4 million, an increase of $25.2 million, or 5.9%, as compared with the fiscal year ended September 30, 2011. Gross profit as a percentage of revenue was 53.5% compared to 52.9% in the prior year. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $43.9 million as well as non-cash share-based compensation expense of $0.1 million for the fiscal year ended September 30, 2012, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $50.5 million and non-cash share-based compensation expense of $0.1 million for the fiscal year ended September 30, 2011. Excluding these amounts, cost of sales as a percentage of revenue was 42.0 % for the fiscal year ended September 30, 2012, compared with 41.5% for the fiscal year ended September 30, 2011, and therefore gross profit as a percentage of revenue was 58.0% compared to 58.5% in the prior year.

Gross Profit

We use gross profit, excluding the impact of the MDP Transaction, to monitor segment performance. By segment, gross profit developed in fiscal year ended September 30, 2012 compared to fiscal year ended September 30, 2011 as follows: Imaging Systems increased 6.5%, CAD/CAM Systems increased 9.2%, Treatment Centers increased 8.8%, and Instruments decreased 5.3%. The CAD/CAM segment gross profit benefited from robust sales in the U.S. and in non-European, international markets. The segment gross profit margin was on level with the prior year. The increase in Imaging Systems gross profit was driven by robust growth in our Orthophos products, which, due to product mix, led to a slight decrease in the gross profit margin. The Imaging Systems and CAD/CAM segment gross profit were positively impacted by the weakened Euro against the U.S. Dollar. Unit growth in our Treatment Center segment resulted in higher gross profit. The gross profit margin in this segment was above the prior year, mainly due to product mix. Instruments segment gross profit and gross profit margin were negatively impacted by product mix. Unit growth in this segment was particularly strong in the volume segments of the market. For more information see Note 24 to our consolidated financial statements for revenues and gross profit by segment for each of the last three fiscal years.

Selling, General and Administrative

For the fiscal year ended September 30, 2012, SG&A expense was $295.7 million, an increase of $18.6 million, or 6.7%, as compared with the fiscal year ended September 30, 2011. SG&A expense for the fiscal year ended September 30, 2012 included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $2.7 million, as well as non-cash share-based compensation expense in the amount of $8.4 million.

SG&A expense for the fiscal year ended September 30, 2011 included a one-time non-cash compensation charge of $6.6 million as a result of a payment made by certain former shareholders of the Company to the chief executive officer and chief financial officer of the Company. SG&A expense also included $3.1 million of amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets, and $7.3 million of non-cash share-based compensation expense.

Excluding the above amounts, as a percentage of revenue, SG&A expense was 29.1% and 28.5% for the fiscal years ended September 30, 2012 and 2011, respectively. The absolute increase in SG&A expense is driven by investments in sales and service infrastructure in international markets, partly offset by foreign currency exchange fluctuations.

Research and Development

R&D expense for the fiscal year ended September 30, 2012 was $52.6 million, an decrease of $2.9 million, or 5.2%, as compared with the fiscal year ended September 30, 2011.

R&D expense included non-cash share-based compensation expense in the amount of $0.1 million each for the fiscal years ended September 30, 2012 and 2011. Excluding this amount, as a percentage of revenue, R&D expense decreased to 5.4 % for the fiscal year ended September 30, 2012, compared to 6.1% for the fiscal year ended September 30, 2011.

The decrease of the absolute R&D expense was primarily driven by foreign currency exchange fluctuations.

Net Other Operating Income

Net other operating income for the fiscal year ended September 30, 2012 compared to September 30, 2011 was as follows:

	Year ended September 30, 2012	Year ended September 30, 2011
	$ millions
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$10.0	$10.0

(Gain) /Loss on Foreign Currency Transactions

The loss on foreign currency transactions for the fiscal year ended September 30, 2012 amounted to $5.9 million and compares to a gain of $5.7 million for the fiscal year ended September 30, 2011. The components of these results are as follows:

	Year ended September 30, 2012	Year ended September 30, 2011
	$ millions
Unrealized non-cash foreign exchange (gain)/loss from translation adjustment of deferred income related to the Patterson exclusivity payment	$2.6	$0.5
Unrealized non-cash foreign exchange (gain)/loss on short-term intra-group loans	3.7	1.0
(Gain)/Loss on other foreign currency transactions	(0.4)	(7.2)

	$5.9	$(5.7)

(Gain)/Loss on Derivative Instruments

The gain of $2.0 million on derivative instruments for the fiscal year ended September 30, 2012 compared to a loss of $3.3 million for the fiscal year ended September 30, 2011. The results related to unrealized non-cash gain and loss on foreign currency hedges.

	Year ended September 30, 2012	Year ended September 30, 2011
	$ millions
Unrealized non-cash (gain)/loss on foreign currency hedges	$(2.0)	$3.3

Interest Expense

Net interest expense for the fiscal year ended September 30, 2012, was $3.8 million, compared to $3.9 million for the fiscal year ended September 30, 2011. This decrease resulted from lower overall debt levels as well as lower interest income.

Income Tax Provision

For the fiscal years ended September 30, 2012 and 2011, Sirona recorded a profit before income taxes of $178.3 million and $159.5 million, respectively. The average actual effective tax rate for these years was 24% and 22.4%, respectively. The income tax provision for the fiscal years ended September 30, 2012 and 2011 was $42.7 and $35.7 million, respectively.

The 24% effective tax rate for the fiscal year ended September 30, 2012 includes the effect from a tax audit in Germany covering fiscal years 2005 until 2009. Without consideration for the effect from the German tax audit the effective tax rate for fiscal year ended September 30, 2012 was 23%.

The 22.4% effective tax rate for the fiscal year ended September 30, 2011, includes the effects from a one-time non-cash charge, as a result of a payment made in the fourth quarter 2011 by certain former shareholders of the Company to the chief executive officer and chief financial officer of the Company. No Company cash was used for the payment, and the payment is not tax-deductible for the Company. Without consideration of this special item, the effective tax rate for the fiscal year ended September 30, 2012 was 21.5%.

The company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of September 30, 2012, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. In making this determination, the Company also evaluates its expected cash requirements in the United States. These earnings relate to ongoing operations and as of September 30, 2012, amounted to approximately $265 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

Net Income

Sirona’s net income for the fiscal year ended September 30, 2012 was $135.6 million, an increase of $11.8 million, as compared with the fiscal year ended September 30, 2011. Major influencing factors on net income were the increase in revenues and gross profit, higher costs resulting from increased sales and service infrastructure and lower amortization. The effective tax rate for fiscal year 2012 was 24.0%, up from 22.4% in fiscal year 2011.

Fiscal year 2012 net income included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP

Transaction—deal related amortization and depreciation) of $46.6 million ($35.4 million net of tax), unrealized, non-cash foreign currency loss on the deferred income from the Patterson exclusivity payment of $2.6 million ($2.0 million net of tax), and losses on the revaluation of short-term intra-group loans of $3.7 million ($2.8 million net of tax).

Sirona’s net income for the fiscal year ended September 30, 2011 included deal related amortization and depreciation of assets acquired in past business combinations of $53.6 million ($41.4 million net of tax), currency revaluation losses on the Patterson exclusivity payment of $ 0.5 million ($0.4 million after tax), losses on the revaluation of short-term intra-group loans of $1.0 million ($0.8 million net of tax), and a one-time non-cash compensation charge of $6.6 million ($6.6 million net of tax).

Share-based compensation expense was $8.6 million ($6.6 million net of tax) in fiscal year 2012, compared to $7.6 million ($5.9 million net of tax) in fiscal year 2011.

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

The increase in Imaging Systems revenues showed in all regions and was driven by strong interest in our 2D and 3D panoramic systems. CAD/CAM Systems revenues were particularly strong in Europe and benefited from a trade-up program in Germany. Treatment Center revenues growth was particularly driven by non-European international markets. Instrument revenues were up, benefiting from high-volume projects in several international markets.

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

Excluding the above amounts, as a percentage of revenue, SG&A expense was 28.5% in each of the fiscal years ended September 30, 2011 and 2010, respectively. The absolute increase in SG&A expense is mainly driven by investments in sales and service infrastructure in international markets, and expenses in connection with the IDS.

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

The increase of the absolute R&D expense was primarily driven by the timing of new product launches.

Net Other Operating Income

Net other operating income for the fiscal year ended September 30, 2011 compared to September 30, 2010 was as follows:

	Year ended September 30, 2011	Year ended September 30, 2010
	$ millions
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$10.0	$10.0
(Gain)/Loss from the release of remaining accrued restructuring costs	—	0.8
(Gain)/Loss from the sale of a subsidiary	—	0.9

	$10.0	$11.7

(Gain)/Loss on Foreign Currency Transactions

The gain on foreign currency transactions for the fiscal year ended September 30, 2011 amounted to $5.7 million compared to a loss of $7.2 million for the fiscal year ended September 30, 2010. The components of these results are as follows:

	Year ended September 30, 2011	Year ended September 30, 2010
	$ millions
Unrealized non-cash foreign exchange (gain)/loss from translation adjustment of deferred income related to the Patterson exclusivity payment	$0.5	$5.7
Unrealized non-cash foreign exchange (gain)/loss on short-term intra-group loans	1.0	5.1
(Gain)/loss on other foreign currency transactions	(7.2)	(3.6)

	$(5.7)	$7.2

(Gain)/Loss on Derivative Instruments

The loss of $3.3 million on derivative instruments for the fiscal year ended September 30, 2011 compared to a gain of $6.1 million for the fiscal year ended September 30, 2010. The components of these results are as follows:

	Year ended September 30, 2011	Year ended September 30, 2010
	$ millions
Unrealized non-cash (gain)/loss on foreign currency hedges	$3.3	$0.3
Unrealized non-cash (gain)/loss on interest swaps	—	(6.4)

	$3.3	$(6.1)

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

Cash and cash equivalents of $144 million held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

On November 14, 2011, the Company entered into a new senior facilities agreement (the “New Senior Facilities Agreement’) with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors, and as of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. Initial borrowings under the New Senior Facilities Agreement were used to retire the outstanding borrowings under the Company’s previous credit facilities. Please see “New Senior Facilities Agreement” within this section and Note 14 to our consolidated financial statements for a complete description of this New Senior Facilities Agreement.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to consolidated adjusted EBITDA (“Consolidated Adjusted EBITDA”), determined on the basis of the last twelve months, of no more than 3.00 to 1. The Company is required to determine its compliance with the covenants as of September 30 and March 31. As of September 30, 2012, the most recent period for which this ratio was calculated, the Company was in compliance. As calculated in accordance with the New Senior Facilities Agreement, the Company did not have any net debt as of September 30, 2012 or as of March 31, 2012 after the repayment of balances drawn under the Revolving Facility B in the second quarter of fiscal year 2012. Therefore, its Debt Cover Ratio was not meaningful in the absence of net debt:

	Year Ended September 30, 2012	LTM March 31, 2012
	$’000s
Debt Cover Ratio	not meaningful	not meaningful
as set by covenants (less than or equal to)	3.00	3.00

Cash Flow

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	$’000s
Net cash provided by operating activities	$201,369	$178,853	$175,669
Net cash used in investing activities	(52,152)	(78,142)	(23,206)
Net cash used in financing activities	(345,444)	(313)	(73,932)

Increase/(decrease) in cash during the period	$(196,227)	$100,398	$78,531

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $201.4 million for fiscal year 2012 compared to $178.9 million for fiscal year 2011, and $175.7 million for fiscal year 2010. The primary contributing factor to the cash provided by operating activities in fiscal year 2012 was the increase in operating income. Net cash provided by operating activities for the fiscal year 2011 was impacted by an increase in operating income, partially offset by the increase in accounts receivable and inventories, which was driven by the overall increase in revenues as well as the expansion of our global sales and service infrastructure, resulting in higher working capital requirements. Net cash provided by operating activities for the fiscal year 2010 was impacted by (i) an increase in operating income, (ii) improvement in working capital, and (iii) lower interest payments, driven by lower interest rates and lower debt.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions and long-lived asset disposals.

Net cash used in investing activities was $52.2 million for the fiscal year ended September 30, 2012, compared to $78.1 million for the fiscal year ended September 30, 2011, and $23.2 million for the fiscal year ended September 30, 2010. The primary uses of the investing cash outflow in fiscal year 2012 were for capital expenditures in the course of normal operating activities. The primary contributors to the investing cash outflow in fiscal year 2011 were for (i) construction of the Center of Innovation in Germany for $13.2 million, which was opened in September 2011, (ii) acquisition of a development stage entity for $20.8 million, and (iii) software developed for sale related to product launches and capital expenditures in the course of normal operating activities. The primary contributors in fiscal year 2010 were (i) capital expenditures and software developed for sale related to product launches, (ii) proceeds from the sale of a manufacturing subsidiary in Italy, and (iii) a subsequent payment resulting from a purchase price adjustment for a manufacturing subsidiary in China.

Net Cash Used in Financing Activities

Net cash used in financing activities was $345.4 million for the fiscal year ended September 30, 2012, compared to $0.3 million for the fiscal year ended September 30, 2011 and $73.9 million for the fiscal year ended September 30, 2010. Net cash used in financing activities in fiscal year 2012 results primarily from (i) the repayment of our senior term loans and (ii) purchase of treasury shares pursuant to our current stock repurchase program. Net cash used in financing activities in fiscal year 2011 results from purchase of shares of common stock through the Company’s Stock Purchase Plan, mostly offset by proceeds and tax-related benefits from exercises of options previously granted in the Company’s stock-based compensation activities. Net cash used in financing activities in fiscal year 2010 relates mainly to the early repayment of senior debt that was originally due in November 2010, eight months ahead of schedule.

Other Financial Data

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	$’000s
Net income attributable to Sirona Dental Systems, Inc.	$133,832	$121,793	$89,989
Net interest expense	3,767	3,883	11,043
Provision for income taxes	42,718	35,744	23,780
Depreciation	29,800	26,231	21,880
Amortization	47,949	54,941	60,844

EBITDA	$258,066	$242,592	$207,536

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

Supplemental Information

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	$’000s
Share-based compensation	$8,623	$7,604	$13,616
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of the $-denominated exclusivity fee	2,559	499	5,713
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of short-term intra-group loans	3,677	1,045	5,108
One-time non-cash compensation charge	—	6,625	—

	$14,859	$15,773	$24,437

Long-Term Debt

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

Contractual Obligations and Commercial Commitments

The following table summarizes contractual obligations and commercial commitments as of September 30, 2012.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	$’000s
Long-term debt*	$87,705	$3,599	$6,242	$77,864	$—
Operating lease obligations	58,429	11,367	15,358	11,219	20,485
Pension	30,081	3,290	5,213	5,613	15,965
Purchase commitments	14,183	—	14,183	—	—

Total	$190,398	$18,256	$40,996	$94,696	$36,450

*	Includes expected interest payments and agency/commitment fees.

Off-Balance Sheet Arrangements

In July 2005, Sirona entered into a sale and leaseback agreement regarding unused land on the Bensheim site of Sirona in Germany. The land was sold for Euro 0.9 million ($1.2 million at the U.S. Dollar/Euro exchange rate of September 30, 2012) to an unrelated property development company, who constructed an office building based on Sirona’s specifications on the site. Sirona leases the building from the property development company through a 20-year lease. Rental payments started in April 2007 when the building was ready for occupancy. Under the terms of the lease, rent is fixed at Euro 1.2 million ($1.6 million at the U.S. Dollar/Euro exchange rate of September 30, 2012) per annum until 2013. After 2013, rent is subject to adjustment according to an inflation index. The land remains an asset on Sirona’s balance sheet and the building has been accounted for as an operating lease.

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

As of September 30, 2007, the Company adopted the recognition provisions of ASC 715-30, Compensation-Retirement Benefits—Defined Benefit Plans-Pension. Upon adoption, Sirona recognized as an adjustment to accumulated other comprehensive income the funded status of its benefit plans, measured as the difference between the fair value of plan assets and benefit obligations as of September 30, 2007, net of related tax effects. Beginning in fiscal year 2008, Sirona recognizes changes in the funded status of its benefit plans, not yet recognized in the income statement, in other comprehensive income until they are amortized as a component of net periodic benefit cost.

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

The key assumption used in the actuarial calculations for the defined benefit pension plans is the selection of the appropriate discount rate. The discount rate has been selected by reference to market interest rates. The discount rate used reflects the rates available on high quality fixed income investment of appropriate duration at the measurement dates of each year. Fluctuations in market interest rates could impact the amount of pension expense recorded for these plans. The discount rate assumption changed from 5.25% at September 30, 2011 to 3.50% at September 30, 2012, thereby affecting the amount of pension obligation recorded at September 30, 2012.

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

The Company also has an early retirement plan, Altersteilzeit (“ATZ”), which allows certain German employees who have been accepted into the plan to retire at 60 rather than at the legal retirement age of 67. Eligible employees are those who have attained the age of 59, have completed 12 years of service, and have been accepted to participate in the ATZ plan. Accepted employees join for a period of 2-4 years, during which they work in full active service for 50% of the agreed ATZ plan period, the remaining 50% of the plan period being the passive phase during which the employee does not work. Alternatively, the employee may work for 50% of the time for the entire agreed ATZ plan period. The alternative actually executed is decided via mutual agreement between Sirona and the employee. During the active service period, the employees receive 50% of their salary plus a bonus payment equal to 35% of their salary, and the remaining 50% of their salary, plus a bonus payment equal to 35% of their salary, is paid during the inactive service period. The Company recognizes the salary component of the ATZ plan over the period from the beginning of the ATZ period to the end of the active service period.

Income Taxes

Sirona recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Sirona regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, as necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If Sirona is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, it could be required to increase its valuation allowance against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on operating results. As of September 30, 2012, Sirona had recorded valuation allowances against its deferred tax assets in the amount of $0.9 million. Further information on income taxes is provided in Note 11 to the consolidated financial statements appearing elsewhere in this report.

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

Impairment of Indefinite-Lived Assets

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. An entity is now granted the option to first assess qualitative factors to determine whether events or circumstances exist leading to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount without having to immediately perform a two-step impairment test. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, the two-step impairment test becomes unnecessary. Otherwise, the two-step impairment test would apply. The option is also granted to skip the qualitative assessment and proceed directly with the regular two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which corresponds to the Company’s fiscal year beginning October 1, 2012, with early adoption permitted. The Company elected to early adopt this guidance for the fiscal year 2012 goodwill impairment test performed in the fourth quarter. The adoption of this guidance did not affect our consolidated financial statements.

Goodwill is allocated to each of our reporting units, which we regard to be our operating segments (Dental CAD/CAM Systems, Imaging Systems, Treatment Centers, and Instruments). Sirona assesses goodwill for impairment annually on September 30 unless an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value at an earlier date. This evaluation begins with a qualitative assessment to determine if the fair value of its reporting units is more likely than not less than their carrying values. The Company evaluates such qualitative factors as (i) the results of the last impairment assessment, (ii) macro- and industry economic conditions such as significant changes in the business and legal climate and competition, and (iii) Company-specific assumptions including historical data and experience, operating performance indicators, projections of revenues and expenses and related cash flows, expected long-term growth rates, sale or disposition of a significant portion of the business, the development of its stock price, and other factors. If we determine that the fair value is more likely than not less than the carrying value, or we decide to bypass the qualitative assessment for a reporting unit, goodwill is tested for impairment under the two-step valuation test. The first step is to estimate the fair value of each reporting unit and compare this estimated fair value with each reporting unit’s carrying value. If the fair value is less than the carrying value, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment. In this second step, a fair value exercise similar to a business combination would be performed where the individual identifiable assets and liabilities of the reporting unit are valued at fair value with the difference between the fair value of the reporting unit being the implied fair value of goodwill. As of September 30, 2012, based on the qualitative assessment, the Company would determine that step one of the impairment test is not required. If we determined the fair value of a reporting unit, we would use a discounted future cash flow model to estimate reporting unit fair value. Significant assumptions in a discounted cash flow model would include discount rate, revenue and gross profit margin growth and terminal growth rates based on our judgments, estimates and assumptions.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets, similar to the guidance on goodwill impairment testing in ASU 2011-08. An entity that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. ASU 2012-02 is effective for fiscal years beginning after December 15, 2012, which corresponds to the Company’s fiscal year beginning October 1, 2013, with early adoption permitted. The Company elected to early adopt this guidance together with ASU 2011-08 for the fiscal year 2012 impairment test performed in the fourth quarter. The adoption of this guidance did not affect our consolidated financial statements.

Sirona evaluates trademarks and in-process research and development (“IPR&D”), which are considered indefinite-lived intangible assets until the associated projects are completed, for impairment at least annually or whenever events or circumstances indicate their carrying value might be impaired. In performing this assessment, Sirona’s management employs a systematic methodology that considers qualitative and quantitative evidence in evaluating whether an impairment is likely to have occurred. These factors include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If an impairment is likely to have occurred, as estimate of the fair value of the indefinite-lived intangible assets is performed. The carrying value is considered impaired when it exceeds the fair market value. In such an event, an impairment loss is recognized equal to the amount of that excess. Key assumptions in determining fair value include using the expected discounted cash flows. Once an impairment is determined, an impairment charge is recorded in the consolidated statement of income.

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

On November 16, 2011, Sirona entered into interest rate swaps to fully hedge its interest exposure in connection with the New Senior Facilities Agreement dated November 14, 2011. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Long-term debt” for further details.

A hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased the interest expense for the fiscal years ended September 30, 2012 and 2011, by approximately $0.6 million and $3.8 million, respectively.

The following table presents the interest rates and scheduled maturities of principal by fiscal year for our outstanding variable-rate indebtedness as of September 30, 2012:

As of September 30, 2012	Expected Maturity Date
	Fiscal Year
	2013	2014	2015	2016	2017	Beyond 2018	Total	Fair Value
	$’000s
Instruments sensitive to interest rate risk
(1) Variable-rate debt (U.S. dollar)	$—	$—	—	22,500	52,500	—	$75,000	$75,000
Actual interest rate of 2.88% per annum as of September 30, 2012

Total instruments sensitive to interest rate risk	$—	$—	—	22,500	52,500	—	$75,000	$75,000

Exchange Rate Sensitivity

The Euro is the functional currency for the majority of Sirona’s subsidiaries, including its German operations, which are the primary sales and manufacturing operations of Sirona. Sales from other Sirona operations are denominated in various foreign currencies. Sales in Euro, U.S. Dollar and other currencies represented 40.8%, 33.9% and 25.3%, respectively, of total sales for fiscal year 2012. In order to hedge portions of the transactional exposure to fluctuations in exchange rates between the U.S. Dollar and the Euro, based on forecasted and firmly committed cash flows, Sirona enters into forward foreign currency (different from functional currency) contracts. These forward foreign currency contracts are intended to protect Sirona against the short-term effects of changes in the exchange rates. Sirona does not apply hedge accounting to these forward foreign currency contracts.

A significant portion of our senior term loan is denominated in Euro. The Euro-denominated part of the senior term loan was granted to one of our German subsidiaries, whose functional currency is the Euro. Accordingly, the Company does not consider this facility to be a foreign currency risk sensitive instrument.

The table below provides information, as of September 30, 2012, about receivables and derivative financial instruments by functional currency and presents such information in U.S. Dollars, which is Sirona’s reporting currency. The table summarizes information only for those instruments and transactions that are sensitive to foreign currency exchange rates. The estimated fair value of receivables is considered to approximate their carrying value because receivables have a short maturity. A receivable denominated in Euro held by subsidiaries whose functional currency is the Euro is not sensitive to exchange rate changes. The table below includes only those Euro receivables held by subsidiaries with non-Euro functional currencies. Likewise, a receivable denominated in U.S. Dollars held by entities whose functional currency is the U.S. Dollar is not sensitive to exchange rate changes. The table below includes only those U.S. Dollar receivables held by subsidiaries with non-U.S. Dollar functional currencies. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

As of September 30, 2012	Expected Maturity Date
	Fiscal Year
	2013	2014	2015	2016	2017	Beyond 2018	Total	Fair Value
	$’000s
Instruments sensitive to exchange rate risk (all held by subsidiaries with functional currencies other than those stated below)

Receivables (grouped by transactional currency):

U.S. Dollar	$40,651	$—	—	—	—	—	$40,651	$40,651

Japanese Yen	20,337	—	—	—	—	—	20,337	20,337
Australian Dollar	5,193	—	—	—	—	—	5,193	5,193
Euro	583	—	—	—	—	—	583	583
Korean Won	4,650	—	—	—	—	—	4,650	4,650
Russian Ruble	3,023	—	—	—	—	—	3,023	3,023
Turkish Lira	1,170	—	—	—	—	—	1,170	1,170
Brazilian Real	6,814	—	—	—	—	—	6,814	6,814
South African Rand	2,178	—	—	—	—	—	2,178	2,178
Mexican Peso	408	—	—	—	—	—	408	408
Indian Rupee	3	—	—	—	—	—	3	3

Total receivables sensitive to exchange rate risk	$85,010	$—	—	—	—	—	$85,010	$85,010

Forward Exchange Contracts:

U.S. Dollar short / Euro long	$19,395						$19,395	$405
Australian Dollar short / Euro long	6,027						6,027	(40)
Japanese Yen short / Euro long	8,833						8,833	9

Total U.S. Dollar notional amount	$34,255	—	—	—	—	—	$34,255	$374

Average contract exchange rate (all contracts) U.S. Dollar/Euro	$1.2777	—	—	—	—	—	—	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included as a separate section of this Annual Report on Form 10-K, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2012. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, management believes that, as of September 30, 2012, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm, which audited the Company’s financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. Please see attestation report on page F-3.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The disclosure set forth below is included herewith for the purpose of providing the disclosure required under “Item 5.02 — Departures of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K in connection with (i) Mr. Fischer’s retirement as the Company’s Chief Executive Officer and Chairman of the Board, (ii) the election of Mr. Slovin as the Company’s successor Chief Executive Officer, (iii) the election of Mr. Jetter as the Company’s successor Chairman of the Board and (iv) Mr. Berthan’s promotion to Executive Vice President of the Company.

(b) On November 16, 2012, the Company announced that Mr. Jost Fischer, the Company’s Chief Executive Officer and Chairman of the Board, plans to retire from his position as the Company’s Chief Executive Officer and Chairman of the Board, effective as of February 20, 2013.

(c) On November 16, 2012, the Company announced that Mr. Jeffrey T. Slovin, the Company’s President and a current member of the Board, will succeed Mr. Fischer as the Company’s Chief Executive Officer, effective as of February 20, 2013.

Mr. Slovin, 48, has served as the Company’s President since September 20, 2010 and, prior to that time, as Executive Vice President and Chief Operating Officer of U.S. Operations. Prior to that time, Mr. Slovin was Chief Executive Officer of Schick Technologies, Inc., a leading dental technology company that was acquired by the Company in 2006. In his earlier career, Mr. Slovin also held management roles at various other companies. Mr. Slovin is currently a member of the Board of Fellows of the Harvard School of Dental Medicine, and a member of the Young President’s Organization. Mr. Slovin holds an M.B.A. degree from Harvard Business School. Mr. Slovin has no familial relationship with any director or executive officer of the Company, and there are no transactions in which Mr. Slovin has an interest requiring disclosure under Item 404(a) of Regulation S-K.

On November 16, 2012, the Company announced that Mr. Thomas Jetter, a current member of the Board, will assume the role of Chairman of the Board, effective as of February 20, 2013.

Mr. Jetter, 54, has served as a director of the Board since April 2010 and is currently a member of the Nominating and Corporate Governance Committee of the Company’s Board. Mr. Jetter also serves as a Director of Gourmondo GmbH, an internet company. From April 1995 to March 2008, Mr. Jetter was a Partner at Permira GmbH, where he initiated and managed investments in a variety of industrial, medtech and chemical companies and helped expand the firm’s global reach to include areas such as the US and China. Prior to that time, Mr. Jetter gained extensive experience in international management consulting and investment banking. Mr. Jetter holds a PhD-degree in economics/banking and an MBA from the University Saarbrücken, Germany. Mr. Jetter has no familial relationship with any director or executive officer of the Company, and there are no transactions in which Mr. Jetter has an interest requiring disclosure under Item 404(a) of Regulation S-K.

On November 16, 2012, the Company also announced that Mr. Rainer Berthan will be promoted to Executive Vice President of the Company, effective immediately.

Mr. Berthan, 48, joined Sirona as a Vice President in September 2012. Prior to joining Sirona, beginning in 2008, Mr. Berthan served in the M-Dax listed Demag Cranes Inc. as Executive Vice President of the holding company and General Manager of the two operative subsidiaries Demag Cranes & Components and Gottwald Port Technology. Both companies are the worldwide market leaders in their particular segment of the machine building industry. From 2004 to 2008, Rainer Berthan was President of Weidmuller in China, a leading German company in the industrial automation business. Prior to that, Mr. Berthan held various positions including Member of the Board of New Tech Com Europe, a leading turn-key supplier of cellular network infrastructure, and other management positions within the RWE Group. In addition, Mr. Berthan has extensive international experience in finance and management consulting. Mr. Berthan holds a Master from the University of Applied Science Munich in business economics. Mr. Berthan has no familial relationship with any director or executive officer of the Company, and there are no transactions in which Mr. Berthan has an interest requiring disclosure under Item 404(a) of Regulation S-K.

(e) In connection with Mr. Fischer’s resignation, the Company, Sirona Dental GmbH and Mr. Fischer entered into a Transition Agreement, dated November 16, 2012 (the “Transition Agreement”), attached as Exhibit 10.39 hereto. In addition to his post as managing director of Sirona Dental GmbH, Mr. Fischer holds various other positions in different corporate bodies of the Company and its direct and indirect subsidiaries (the “Sirona Group Companies”) including the position as Chairman of the Board and Chief Executive Officer (collectively the “Positions” and each a “Position”). Pursuant to the Transition Agreement, Mr. Fischer desires to resign from the Positions and terminate the Amended and Restated Service Agreement, by and between Mr. Fischer and Sirona Dental GmbH, dated December 2, 2008, as amended by a supplement dated November 15, 2010 (the “Service Agreement”). Mr. Fischer’s resignation from the Positions will be effective on February 20, 2013 (the “Positions Separation Date”) and termination of Mr. Fischer’s employment with the Sirona Group Companies will be effective on February 28, 2103 (the “Separation Date”). As of the Positions Separation Date, Mr. Fischer will cease to be an officer, director or trustee of any of the Sirona Group Companies and as of the Separation Date, Mr. Fischer will cease to be an employee of any of the Sirona Group Companies.

Mr. Fischer will receive a severance payment in an amount equal to EUR 1,933,125, calculated in accordance with his base salary and target bonus under the Service Agreement, as well as the monetary value of his health and welfare benefits, in each case as applicable for the year 2012 (the “Severance Payment”). Mr. Fischer shall receive an amount equal to 1/3 of the Severance Payment within 10 days of the Separation Date and an amount equal to the remaining 2/3 of the Severance Payment on December 31, 2013. In addition, if, from Separation Date through the 24 months thereafter, Mr. Fischer does not engage in any Competition (as defined in the Transition Agreement) which would have been prohibited had such Competition occurred during the Noncompete Period (as defined in the Transition Agreement), the Company shall pay Mr. Fischer an additional amount equal to 1/3 of the Severance Payment (EUR 644,375). In consideration of Mr. Fischer not engaging in any Competition during the Noncompete Period, Mr. Fischer will receive compensation payment in an amount equal to EUR 1,288,750 on December 31, 2013.

Mr. Fischer will also receive his unpaid salary and accrued vacation through the Separation Date within 10 days of the Separation Date. Further, Mr. Fischer is entitled to receive the pro rata portion of his annual bonus for the current financial year, which started on October 1, 2012 through the Separation Date, subject to the terms of the executive bonus plan as administered by the Company’s compensation committee. The Company will continue to make available to Mr. Fischer the corporate apartment currently leased by the Company for his Mr. Fischer’s use until the expiration of the current lease term as well as the automobile currently leased for Mr. Fischer’s use until May 2015.

All stock options and restricted stock units (collectively, “Incentive Equity”) currently held by Mr. Fischer which have not otherwise fully vested as of the Separation Date shall continue to vest in accordance with the terms and conditions of such Incentive Equity, subject to the following modifications: (i) rather than vesting being conditioned on continued employment with the Company, such vesting shall be conditioned on Mr. Fischer not engaging in any Competition (as defined in the Transition Agreement) which would have been prohibited had such Competition occurred during the Noncompete Period (as defined in the Transition Agreement) and (ii) if during the period beginning on the Separation Date and ending on November 22, 2015, Mr. Fischer does not engage in any Competition which would have been prohibited had such Competition occurred during the Noncompete Period, then the period permitted for exercising any stock options included in the Incentive Equity shall be extended until November 22, 2016.

The foregoing summary of the Transition Agreement is not complete and is qualified in its entirety by reference to the complete text of the Transition Agreement, a copy of which is filed herewith as Exhibit 10.39 and incorporated herein by reference.

In connection with Mr. Berthan’s promotion to Executive Vice President, attached as Exhibit 10.40 hereto is Mr. Berthan’s employment agreement (the “Employment Agreement”) with the Company, dated February 20, 2012. Pursuant to the Employment Agreement, Mr. Berthan’s annual base salary, which is denominated in Euros, will be EUR 220,000, payable in twelve equal monthly installments. The Employment Agreement also provides that Mr. Berthan is eligible to receive an annual bonus. Mr. Berthan’s total bonus will be comprised of two components: (i) a partial bonus in accordance with the Company’s bonus plan (ranging between 45% and 63.5% of Mr. Berthan’s annual base salary depending on 100% achievement of certain objectives) and (ii) a partial bonus based on Mr. Berthan’s performance vis-à-vis objective performance criteria determined on a yearly basis (such bonus amounting to EUR 40,000 in case of 100% achievement up to a maximum of EUR 55,000). Mr. Berthan is guaranteed a bonus of EUR 140,000 for his first year of employment.

Effective as his first day of employment with the Company, Mr. Berthan was granted an option to purchase 18,000 shares of the Company’s common stock and 12,000 restricted stock units. Mr. Berthan will be eligible for further grants of options and/or restricted stock units within the Company’s yearly grant program in the following business years of the Company. The Employment Agreement also provides that Mr. Berthan will be reimbursed for relocation expenses and entitled to request a company car in accordance with the Company’s car policy. In addition, the Company will pay Mr. Berthan the legally required employer contributions with respect to healthcare, pension and unemployment insurance, which have to be borne in equal shares by Mr. Berthan and the Company on the basis of applicable law. The Employment Agreement is for an indefinite period of time and each party may terminate the agreement upon 15 months prior notice with effect as of the end of the calendar quarter. The Employment Agreement includes customary confidentiality covenants.

The foregoing summary of the Employee Agreement is not complete and is qualified in its entirety by reference to the complete text of the Employment Agreement, a copy of which is filed herewith as Exhibit 10.40 and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2012).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2012).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2012).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2012).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2012).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements, See Index to Financial Statements on Page F-1

(b)	The following Exhibits are included in this report:

Exhibit No.	Item Title

2.1	Exchange Agreement, by and among Sirona Holdings Luxco S.C.A, Blitz 05-118 GmbH and Schick Technologies, Inc., dated September 25, 2005 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on September 26, 2005)

2.2	Amendment No. 1 to Exchange Agreement, dated May 11, 2006 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 16, 2006)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-33731, filed on June 30, 1997)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 20, 2006)

3.3	Bylaws of the Company effective as of September 20, 2010 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on September 23, 2010)

4.1	Form of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-153092, filed on August 20, 2008)

10.1	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on July 13, 2001)†

10.2	Amendment to 1996 Employee Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on May 16, 2006)†

10.3	1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on June 18, 2003)†

10.4	Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on January 26, 2007)†

10.5	Form of Stock Option Notice under Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference to Form 8-K filed on February 28, 2007)†

10.6	Distributorship Agreement, dated April 6, 2000, by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed on June 29, 2000)**

10.7	Amendment No. 1 to Distributorship Agreement, dated July 1, 2005 by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.1 to Form 10-Q/A, filed on March 24, 2006)**

10.8	Consulting and Non-Competition Agreement between Schick Technologies, Inc. and David B. Schick, dated May 7, 2004 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)

10.9	Transaction Services Agreement by and between Blitz F04-506 GmbH, Sirona Dental Services GmbH & Co KG, Sirona Dental Systems GmbH, MDP IV Offshore GP, LP and Harry M. Jansen Kraemer, Jr., dated July 6, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed on December 11, 2006)

10.10	Registration Agreement between the Company and Luxco, dated as of June 20, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)

10.11	Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 20, 2006 (incorporated by reference to Form 8-K filed on June 14, 2006)†

10.12	Employment Agreement between the Company and Michael Stone, dated as of June 20, 2006 (incorporated by reference to Form 8-K filed on June 14, 2006)†

10.13	Transition and Severance Agreement between the Company and Zvi Raskin, dated as of June 14, 2006 (incorporated by reference to Form 8-K filed on June 20, 2006)†

10.14	Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Jost Fischer, dated as of January 25, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed on August 9, 2006)†

10.15	Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Simone Blank, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed on August 9, 2006)†

10.16	Consolidated and Restated Amendment to Distributorship Agreement between Sirona Dental Systems GmbH and Patterson Companies, Inc. (incorporated by reference to Exhibit 10.8 to Form 10-Q, filed on August 9, 2006)**

10.17	Senior Facilities Agreement (incorporating amendments made on December 5, 2006 and January 19, 2007) among Sirona Dental Systems, Inc., Schick Technologies, Inc., Sirona Dental Systems GmbH, Sirona Dental Services GmbH, Sirona Dental Systems LLC, Sirona Holding GmbH, Sirona Immobilien GmbH, J.P. Morgan PLC, UBS Limited, JPMorgan Chase Bank, N.A., and J.P. Morgan Europe Limited, dated November 22, 2006 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed May 10, 2007)

10.18	Description of the Sirona Dental Systems, Inc. EVA Plan†

10.19	Employment Agreement between Schick Technologies, Inc. and Jeffrey T. Slovin, dated June 9, 2004 (superseded by the employment agreement dated June 20, 2006 (the “2006 employment agreement”) incorporated by reference as Exhibit 10.10 to this Form 10-K, except for the bonus information contained in Section IV referenced in the 2006 employment agreement)†

10.20	Company’s 2008 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 8, 2008)†

10.21	Company’s 2009 Executive Bonus Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on December 4, 2008)†

10.22	Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Jost Fischer, dated as of December 2, 2008 (superseding an Executive Service Agreement between Sirona Dental GmbH and Jost Fischer, dated as of October 10, 2007, which superseded the Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Jost Fischer, dated as of January 25, 2002) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed on December 4, 2008)†

10.23	Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Simone Blank, dated as of December 2, 2008 (superseding an Executive Service Agreement between Sirona Dental GmbH and Simone Blank, dated as of October 1, 2007, which superseded the Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Simone Blank, dated as of June 27, 2001) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed on December 4, 2008)†

10.24	Amendment to Employment Agreement, dated as of December 2, 2008, between the Company and Jeffrey T. Slovin (amending the Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 14, 2006 and superseding the Employment Agreement between the Company and Jeffrey T. Slovin dated as of June 9, 2004) (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed on December 4, 2008)†

10.25	Sirona Dental Systems, Inc. Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 3, 2009)†

10.26	Schick Technologies, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to Form 8-K, filed March 3, 2009)†

10.27	Renewal Letter Agreement, dated as of May 4, 2009, between Sirona Dental Services GmbH, a corporation organized under the laws of Germany (“Sirona GmbH”) and Sirona Holdings Luxco S.C.A., a société en commandite par actions organized under the laws of the Grand Duchy of Luxembourg (“Luxco”), to the Advisory Services Agreement dated October 1, 2005 between Sirona GmbH and Luxco, together with the Assignment and Assumption Agreement dated May 4, 2009 among Sirona GmbH, Sirona Dental Systems, Inc. and Luxco (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed May 5, 2009)

10.28	Form of Restricted Stock Unit Agreement for December 8, 2009 restricted stock unit grants (incorporated by reference to Exhibit 10.1 to Form 8-K, filed December 11, 2009)†

10.29	Amendment to Distributorship Agreement, dated May 5, 2010, by and between Schick Technologies, Inc. and Patterson Companies, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed May 5, 2010)**

10.30	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of September 20, 2010, between the Company and Jeffrey T. Slovin (amending the Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 14, 2006) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed September 23, 2010)†

10.31	Employment Agreement, dated as of September 13, 2007, as amended on October 15, 2008, by and between Sirona Dental GmbH and Walter Petersohn (incorporated by reference to Exhibit 10.1 to Form 8-K, filed September 23, 2010)†

10.32	Supplement Agreement to Service Agreement between Sirona Dental GmbH, the Company and Jost Fischer, dated as of November 15, 2010, as amended by the Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Jost Fischer, dated as of December 2, 2008 (incorporated by reference to Exhibit 10.32 to Form 10-K, filed November 18, 2010)†**

10.33	Supplement Agreement to Service Agreement between Sirona Dental GmbH, the Company and Simone Blank, dated as of November 15, 2010, as amended by the Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Simone Blank, dated as of December 2, 2008 (incorporated by reference to Exhibit 10.33 to Form 10-K, filed November 18, 2010)†**

10.34	Amendment to Consolidated and Restated Amendment to Distributorship Agreement, dated May 3, 2011, between Patterson Companies. Inc. and Sirona Dental Systems GMBH (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed May 6, 2011)**

10.35	Term and Revolving Facilities Agreement between, among others, Sirona Dental Systems, Inc., Schick Technologies, Inc., Sirona Dental Systems, LLC, Sirona Dental Services GmbH, Sirona Dental Systems GmbH, Sirona Immobilien GmbH, Sirona Technologie GmbH & Co. KG, JPMorgan Limited, UniCredit Bank AG and J.P. Morgan Europe Limited, dated November 14, 2011. (incorporated by reference to Exhibit 10.35 to Form 8-K, filed November 18, 2011)

10.36	Senior Facilities Agreement, dated November 4, 2011, by and among Sirona Dental Systems, Inc., J.P. Morgan Limited, Unicredit Bank AG and J.P. Morgan Europe Limited. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed November 18, 2011).

10.37	Amended and Restated U.S. Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K/A, filed July 12, 2012.

10.38	Amended and Restated U.S. CAD-CAM Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems GmbH. (incorporated by reference to Exhibit 10.2 to Form 8-K/A filed July 12, 2012).

10.39	Transition Agreement by and between Sirona Dental Gmbtt, Sirona Dental Systems, Inc. and Mr. Jost Fischer, dated November 16, 2012.*

10.40	Employment contract between Sirona Dental Services Gmbtt and Rainer Berthan, dated February 20, 2012.*

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)

16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission confirming statements made about it by Company in connection with changes to the Company’s certifying accountant (incorporated by reference to Exhibit 16.1 to Form 8-K, filed June 26, 2006)

21.1	List of Subsidiaries of Company*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Labels Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

†	Compensatory plan or arrangement
*	Filed herewith
**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
***	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended September 30, 2012, 2011 and 2010, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended September 30, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010, and (v) Notes to Consolidated Condensed Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 16, 2012
SIRONA DENTAL SYSTEMS, INC.

	By:	/s/ Jost Fischer

Chairman and Chief Executive Officer

Jost Fischer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOST FISCHER Jost Fischer	Chairman of the Board and Director and Chief Executive Officer (Principal Executive Officer)	November 16, 2012

/s/ SIMONE BLANK Simone Blank	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	November 16, 2012

/s/ DAVID BEECKEN David Beecken	Director	November 16, 2012

/s/ WILLIAM K. HOOD William K. Hood	Director	November 16, 2012

/s/ ARTHUR D. KOWALOFF Arthur D. Kowaloff	Director	November 16, 2012

/s/ THOMAS JETTER Thomas Jetter	Director	November 16, 2012

/s/ HARRY M. JANSEN KRAEMER, JR. Harry M. Jansen Kraemer, Jr.	Director	November 16, 2012

/s/ JEFFREY T. SLOVIN Jeffrey T. Slovin	President and Director	November 16, 2012

/s/ TIMOTHY P. SULLIVAN Timothy P. Sullivan	Director	November 16, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sirona Dental Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2012 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirona Dental Systems, Inc.’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 16, 2012 expressed an unqualified opinion on the effectiveness of Sirona Dental Systems, Inc.’s internal control over financial reporting.

/s/ KPMG AG Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany

November 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sirona Dental Systems, Inc.:

We have audited Sirona Dental Systems, Inc.’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirona Dental Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sirona Dental Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2012, and our report dated November 16, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG AG Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany

November 16, 2012

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Financial Statement Notes	September 30, 2012	September 30, 2011
		$’000s (except per share amounts)
ASSETS

Current assets
Cash and cash equivalents		$151,088	$345,859
Accounts receivable, net of allowance for doubtful accounts of $1,408 and $1,868, respectively	7	132,569	97,853
Inventories, net	8	81,007	93,028
Deferred tax assets	11	24,781	25,014
Prepaid expenses and other current assets		17,622	15,477
Income tax receivable	11	2,213	4,193

Total current assets		409,280	581,424

Property, plant and equipment, net of accumulated depreciation and amortization of $125,706 and $111,832, respectively	9	143,351	131,044
Goodwill	10	631,077	653,799
Investments		14	2,453
Restricted cash		—	655
Intangible assets, net of accumulated amortization of $446,447 and $412,428, respectively	10	288,556	346,442
Other non-current assets		9,368	2,884
Deferred tax assets	11	12,888	7,427

Total assets		$1,494,534	$1,726,128

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		$51,961	$48,697
Short-term debt and current portion of long-term debt	13	478	368,403
Income taxes payable	11	14,906	6,811
Deferred tax liabilities	11	817	1,108
Accrued liabilities and deferred income	12	118,075	110,207

Total current liabilities		186,237	535,226

Long-term debt	14	75,000	—
Deferred tax liabilities	11	122,441	138,327
Other non-current liabilities		16,852	16,978
Pension related provisions	20	61,629	49,677
Deferred income	15	40,000	50,000

Total liabilities		502,159	790,208

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		0	0
Common stock ($0.01 par value; 95,000,000 shares authorized;

56,598,045 shares issued and 55,051,673 shares outstanding at Sept. 30, 2012; 56,292,420 shares issued and 55,815,323 shares outstanding at Sept. 30, 2011		566	563
Additional paid-in capital		699,279	685,617
Treasury stock (at cost)
1,546,372 shares held at cost at Sept. 30, 2012; 477,097 shares held at cost at Sept. 30, 2011		(69,058)	(19,749)
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		437,471	303,639
Accumulated other comprehensive income/(loss)	6	(29,797)	11,309

Total Sirona Dental Systems, Inc. shareholders’ equity		989,358	932,276

Noncontrolling interests		3,017	3,644

Total shareholders’ equity		992,375	935,920

Total liabilities and shareholders’ equity		$1,494,534	$1,726,128

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Financial Statement Notes	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
		$’000s (except per share amounts)
Revenue		$979,351	$913,866	$770,276
Cost of sales		455,400	430,214	371,266

Gross profit		523,951	483,652	399,010

Selling, general and administrative expense		295,659	277,081	235,932
Research and development		52,622	55,530	46,365
Provision for doubtful accounts and notes receivable		(75)	96	271
Net other operating income	21	(10,000)	(10,000)	(11,661)

Operating income		185,745	160,945	128,103

(Gain)/loss on foreign currency transactions, net		5,873	(5,668)	7,160
(Gain)/loss on derivative instruments	22	(1,961)	3,302	(6,102)
Interest expense, net	19	3,767	3,883	11,043
Other (income)/expense		(257)	(101)	776

Income before taxes		178,323	159,529	115,226
Income tax provision	11	42,718	35,744	23,780

Net income		135,605	123,785	91,446
Less: Net income attributable to noncontrolling interests		1,773	1,992	1,457

Net income attributable to Sirona Dental Systems, Inc.		$133,832	$121,793	$89,989

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):	16
- Basic		$2.41	$2.19	$1.63
- Diluted		$2.36	$2.13	$1.59
Weighted average shares—basic		55,524,188	55,735,422	55,146,180
Weighted average shares—diluted		56,755,396	57,292,996	56,616,086

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Sirona Dental Systems, Inc. Shareholders
	Common share capital	Number of common shares issued and outstanding	Additional paid-in capital	Treasury stock	Excess of purchase price over predecessor basis	Retained earnings	Accumulated other comprehensive income	Total Sirona Dental Systems, Inc. Shareholders	Noncontrolling interests	Total
	$’000s (except for amount of common shares issued)
Balances as of September 30, 2009	$550	54,945,031	$637,264	$(284)	(49,103)	$91,857	$63,154	$743,438	$1,317	$744,755

Issuance of common stock upon exercise of options	3	360,550	4,097		—	—	—	4,100		4,100
Stock compensation	—		13,616		—	—	—	13,616		13,616
Tax benefit of stock options exercised	—		(1,382)		—	—	—	(1,382)		(1,382)
Purchase of shares from noncontrolling interest			(897)					(897)	(622)	(1,519)

Comprehensive income:
Net income	—		—		—	89,989	—	89,989	1,457	91,446
Cumulative translation adjustment	—		—		—		(39,313)	(39,313)	70	(39,243)
Unrecognized elements of pension cost, net of tax	—		—		—	—	(4,140)	(4,140)		(4,140)

Total comprehensive income	—		—	—	—	89,989	(43,453)	46,536	1,527	48,063

Balances as of September 30, 2010	$553	55,305,581	$652,698	$(284)	(49,103)	$181,846	$19,701	$805,411	$2,222	$807,633

Issuance of common stock upon exercise of options	10	959,116	11,138		—	—	—	11,148		11,148
Purchase of treasury stock (at cost)		(449,374)		(19,465)				(19,465)		(19,465)
Stock compensation	—		7,604		—	—	—	7,604		7,604
Tax benefit of stock options exercised	—		7,552		—	—	—	7,552		7,552
One-time non-cash compensation charge (payment by shareholder—Note 25)			6,625					6,625		6,625
Dividend distribution to noncontrolling interest									(487)	(487)

Comprehensive income:
Net income	—		—		—	121,793	—	121,793	1,992	123,785
Cumulative translation adjustment	—		—		—		(10,803)	(10,803)	(83)	(10,886)
Unrecognized elements of pension cost, net of tax	—		—		—	—	2,411	2,411	—	2,411

Total comprehensive income	—		—	—	—	121,793	(8,392)	113,401	1,909	115,310

Balances as of September 30, 2011	$563	55,815,323	$685,617	$(19,749)	(49,103)	$303,639	$11,309	$932,276	$3,644	$935,920

Issuance of common stock upon exercise of options	3	305,625	3,932		—	—	—	3,935		3,935
Purchase of treasury stock (at cost)		(1,069,275)		(49,309)				(49,309)		(49,309)
Stock compensation	—		8,623		—	—	—	8,623		8,623
Tax benefit of stock options exercised	—		367		—	—	—	367		367
Purchase of shares from noncontrolling interest			740						(740)	—
Dividend distribution to noncontrolling interest									(1,689)	(1,689)

Comprehensive income:
Net income	—		—		—	133,832	—	133,832	1,773	135,605
Cumulative translation adjustment	—		—		—		(50,024)	(50,024)	29	(49,995)
Unrecognized elements of pension cost, net of tax	—		—		—	—	10,176	10,176	—	10,176
Net loss on derivative financial instruments (hedging)							(1,258)	(1,258)		(1,258)

Total comprehensive income	—		—	—	—	133,832	(41,106)	92,726	1,802	94,528

Balances as of September 30, 2012	$566	55,051,673	$699,279	$(69,058)	(49,103)	$437,471	$(29,797)	$989,358	$3,017	$992,375

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	$’000s
Cash flows from operating activities
Net income	$135,605	$123,785	$91,446

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	77,749	81,173	82,724
Compensation charge paid by shareholders	—	6,625	—
(Gain)/loss on disposal of property, plant and equipment	(91)	—	1
(Gain)/loss on derivative instruments	(1,961)	3,302	(6,102)
(Gain)/loss on foreign currency transactions	5,873	(5,668)	7,160
Deferred income taxes	(17,274)	(17,173)	(21,463)
Amortization of debt issuance cost	631	587	1,016
Share-based compensation expense	8,623	7,604	13,616

Changes in assets and liabilities
Accounts receivable	(38,301)	(14,202)	8,800
Inventories	8,824	(19,542)	(2,541)
Prepaid expenses and other current assets	(1,935)	8,861	5,532
Restricted cash	646	20	134
Other non-current assets	(290)	(453)	(9,097)
Trade accounts payable	4,600	6,191	6,076
Accrued interest on long-term debt	—	—	(158)
Accrued liabilities and deferred income	(6,674)	2,566	2,816
Other non-current liabilities	15,144	(2,997)	(7,840)
Income taxes receivable	1,954	(697)	265
Income taxes payable	8,246	(1,129)	3,284

Net cash provided by operating activities	$201,369	$178,853	$175,669

Cash flows from investing activities
Investment in property, plant and equipment	(47,131)	(56,958)	(23,963)
Proceeds from sale of property, plant and equipment	105	—	255
Prepayments for other assets	(4,612)	—	—
Purchase of intangible assets	(514)	(203)	(851)
Purchase of long-term investments	—	(145)	(575)
Acquisition of business, net of cash acquired	—	(20,836)	—
Sale of business, net of cash sold	—	—	1,928

Net cash used in investing activities	$(52,152)	$(78,142)	$(23,206)

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	$’000s
Cash flows from financing activities
Repayments of short-term and long-term debt	$(434,364)	$—	$(78,072)
Proceeds from borrowings	138,932	—	—
Purchase of treasury stock	(49,309)	(19,465)	—
Debt issuance cost	(2,765)	—	—
Purchase of shares from noncontrolling interest	—	—	(1,519)
Dividend distributions to noncontrolling interest	(1,689)	(487)	—
Common shares issued under share based compensation plans	3,932	11,138	4,097
Tax effect of common shares exercised under share based compensation plans	(181)	8,501	1,562

Net cash used in financing activities	$(345,444)	$(313)	$(73,932)

Change in cash and cash equivalents	(196,227)	100,398	78,531
Effect of exchange rate change on cash and cash equivalents	1,456	(6,306)	(7,862)
Cash and cash equivalents at beginning of period	345,859	251,767	181,098

Cash and cash equivalents at end of period	$151,088	$345,859	$251,767

Supplemental information
Interest paid	$2,966	$3,380	9,535
Interest capitalized	237	450	506
Income taxes paid	44,795	46,923	43,052

Acquisition of business
Current assets	$—	$201	$—
Non-current assets	—	47,255	—
Current liabilities	—	(269)	—
Non-current liabilities	—	(16,139)	—

	—	31,048	—
Cash paid	—	(20,895)	—

Fair value of liabilities incurred	$—	$10,153	$—

Sale of business, net of cash sold
Current assets	$—	$—	$2,406
Non-current assets	—	—	550
Current liabilities	—	—	(867)
Non-current liabilities	—	—	(161)

	$—	$—	$1,928

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and its Operations

Sirona Dental Systems, Inc. (“Sirona,” the “Company,” “we,” “us,” and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries) is the leading manufacturer of high-quality, technologically advanced dental equipment, and is focused on developing, manufacturing and marketing innovative systems and solutions for dentists around the world. We offer a broad range of products across all major segments of the dental technology market including CEREC and our other CAD/CAM systems, digital intra oral and 2D and 3D panoramic imaging systems, treatment centers, and instruments. The Company acquired Schick Technologies, Inc. (“Schick”) in 2006, in a transaction accounted for as a reverse acquisition (the “Exchange”), further expanding our global presence and product offerings and strengthening our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 130 years. The Company’s headquarters are located in Long Island City, New York with its primary facility located in Bensheim, Germany, as well as other support, manufacturing, assembling, and sales and service facilities located around the globe.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

denominated in a currency other than the functional currency of the entity involved, as well as the fair value adjustment of forward foreign exchange contracts, are shown separately on the face of the consolidated statements of income.

Comprehensive Income

In addition to net income, comprehensive income includes other charges or credits to equity other than those resulting from transactions with shareholders. Accumulated other comprehensive income relates to foreign currency translation adjustments related to the Company’s foreign subsidiaries, changes in the fair value of cash flow hedges, as well as to the pension adjustment resulting from the application of ASC 715-30, Compensation-Retirement Benefits—Defined Benefit Plans-Pension. Components of comprehensive income are included within the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs

Advertising costs are expensed as incurred and recorded within selling, general and administrative expense. During the last three fiscal years, advertising expense was as follows:

Advertising Costs
$’000s
Fiscal year ended September 30, 2012	$26,010
Fiscal year ended September 30, 2011	25,215
Fiscal year ended September 30, 2010	22,769

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also has an early retirement plan, Altersteilzeit (“ATZ”), which allows certain German employees who have been accepted into the plan to retire at 60 rather than at the legal retirement age of 67. Eligible employees are those who have attained the age of 59, have completed 12 years of service, and have been accepted to participate in the ATZ plan. Accepted employees join for a period of 2-4 years, during which they work in full active service for 50% of the agreed ATZ plan period, the remaining 50% of the plan period being the passive phase during which the employee does not work. Alternatively, the employee may work for 50% of the time for the entire agreed ATZ plan period. The alternative actually executed is decided via mutual agreement between Sirona and the employee. During the active service period, the employees receive 50% of their salary plus a bonus payment equal to 35% of their salary, and the remaining 50% of their salary, plus a bonus payment equal to 35% of their salary, is paid during the inactive service period. The Company recognizes the salary component of the ATZ plan over the period from the beginning of the ATZ period to the end of the active service period.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite lived intangible assets, consisting of certain trademarks and in-process research and development (IPR&D), are not amortized, but are tested for impairment on an annual basis as of September 30, or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill impairment tests are based upon a comparison of the fair value of the reporting units to their respective carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over its implied fair value. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset’s carrying amount over its fair value. For the fiscal year ended September 30, 2012, the Company early adopted ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, together with ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Assets for Impairment, both of which provide an entity with the option of first performing a qualitative assessment on its reporting units to determine if further quantitative impairment testing is necessary. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed to the quantitative impairment test.

Other non-current assets

Other non-current assets and prepaid expenses include capitalized debt issuance costs. The costs are amortized using the effective interest method. The non-current unamortized balance of such debt issuance costs was $1,681 as of September 30, 2012. There was no unamortized balance of debt issuance costs as of September 30, 2011.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company does not utilize financial instruments for speculative purposes. The Company accounts for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging. This Topic prescribes requirements for designation and documentation of hedging relationships and ongoing assessments of effectiveness in order to qualify for hedge accounting. The Company has designated its interest rate swaps as qualifying hedge instruments and therefore applies hedge accounting. The Company has not designated any of its foreign currency derivatives as qualifying for hedge accounting under ASC 815. All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheet at fair value. The fair value of the forward foreign currency contracts and interest rate swaps are included within prepaid and other current assets or current accrued liabilities, depending on whether they are an asset or a liability. The change in fair value is recognized within “Gains (losses) on derivative instruments” in the consolidated statement of income for the forward foreign currency contracts and the ineffective portion of the interest rate swaps. The effective portion of interest rate swaps is recognized within “Accumulated other comprehensive income/(loss)” in the consolidated balance sheet.

Fair Value of Financial Instruments

Financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, bank loans, foreign currency forward contracts, interest rate swaps, and certain liabilities related to business acquisitions primarily related to earn-out features. The carrying values of cash, cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term nature of these items. The fair value of the foreign currency forward contracts and interest rate swaps are estimated based on information such as quotes from financial institutions. The fair values of the acquisition-related liabilities are based on discounted valuations of commercial assumptions made by Company management of stipulations governed in the underlying purchase agreements.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of total consideration transferred for this acquisition totaled $31.0 million, consisting of cash of $20.9 million and contingent consideration arrangements. The contingent consideration arrangements require the Company to pay the former owners additional amounts contingent upon revenue and product development milestones. These contingent arrangements provide for payments ranging from $0 up to a total of $28.0 million (undiscounted) and vary over a period of up to six years, ending in fiscal year 2017. The fair value at acquisition date was $10.2 million and are being remeasured through settlement, with changes in fair value recorded in income (see Note 23). As a result of the acquisition, the Company primarily acquired in-process research and development assets.

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

Equity Incentive Plan

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, restricted stock, RSU’s, and PSU’s. The 2006 Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of September 30, 2012, 999,432 shares were available for future grant under the 2006 Plan.

Restricted and Performance-Based Stock Units

In fiscal year 2012, the Company granted 216,400 RSU’s with an average value of $41.15, the value of which representing the average of the closing prices at grant dates.

RSU’s and PSU’s generally vest in annual tranches over a period of three to four years. The PSU’s were granted to three executive officers of the Company and vest three years from the data of the grant provided the Company achieves earnings targets specified in the grant. All grants expire ten years after the date of the grant. RSU’s and PSU’S do not have voting rights or rights to dividends prior to vesting. The value of each RSU and PSU grant is determined by the closing price at the date of grant. Share-based compensation expense for the entire award is recognized straight-line over the service period of the last separately vesting tranche of the award.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

In fiscal year 2012, the Company granted 227,375 stock options with a weighted average exercise price of $40.41 and weighted average fair value of $14.26 at the grant date. Grants generally vest over four years. All grants expire ten years after the date of the grant.

The fair value of options granted were estimated using the Black-Scholes option pricing model using assumptions in the following table. The exercise price is equal to fair market value of Sirona’s stock at the grant date. Expected volatility is based on the Company’s history stock price volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the day of grant and has a term equal to the expected life of the option. The expected life represents the period of time the options are expected to be outstanding based on anticipated grantee behavior. The expected dividend yield is based on the Company’s history of not paying regular dividends in the past and the Company’s current intention not to pay dividends in the foreseeable future.

Year ended September 30, 2012
Expected Volatility	39.17%
Risk-free rate	0.91%
Expected term	5 years
Expected dividends	—

Compensation Costs

The following tables summarize compensation expense charged to income for stock-based compensation and additional information for the fiscal years ended September 30, 2012, 2011, and 2010, respectively:

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	$’000s
Compensation Expense
Cost of sales	$113	$136	$128
Selling, general and administrative	8,383	7,297	13,294
Research and development	127	171	194

	$8,623	$7,604	$13,616

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	$’000s (except where noted)
Additional Information

Tax Information
Income tax benefit recognized for share-based compensation	$(2,486)	$(1,948)	$(2,774)
Tax benefit realized from option exercises	$(3,282)	$(11,483)	$(2,400)

Future Costs
Total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards	$17,718	$14,818	$12,179

Weighted-average period expected for recognition of cost (in years)	2.6	2.6	2.4

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted and Performance-Based Stock Unit Activity

The following is a summary of Sirona’s RSU and PSU activity for the fiscal years ended September 30, 2012 and 2011:

	Year ended September 30, 2012
	Restricted Stock Shares		Restricted Stock Units		Performance-based Stock Units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	—	$—	462,265	$36.99	13,000	$36.78
Granted	—	—	216,400	41.15	—	—
Vested	—	—	(75,478)	36.26	—	—
Forfeited	—	—	(18,000)	41.98	—	—

Outstanding at end of period	—	—	585,187	38.47	13,000	36.78

	Year ended September 30, 2011
	Restricted Stock Shares		Restricted Stock Units		Performance-based Stock Units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	250	$38.51	213,900	$34.87	—	$—
Granted	—	—	264,250	38.68	13,000	36.78
Vested	(250)	38.51	(8,335)	38.12	—	—
Forfeited	—	—	(7,550)	34.97	—	—

Outstanding at end of period	—	—	462,265	36.99	13,000	36.78

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity

The following is a summary of Sirona’s stock option activity for the fiscal years ended September 30, 2012, 2011, and 2010:

	Year ended September 30, 2012
	Number of options	Weighted average exercise price
Outstanding at beginning of period	2,207,312	$15.05
Granted	227,375	40.41
Exercised	(254,860)	15.44
Forfeited	(22,714)	19.12

Outstanding at end of period	2,157,113	17.63

thereof vested and exercisable	1,635,087

	$’000s
Intrinsic value of options exercised	$8,789
Total fair value of options vested	$1,738
Aggregate intrinsic value of exercisable stock options	$67,617
Weighted average remaining contractual life (in years)	4.2

	Year ended September 30, 2011
	Number of options	Weighted average exercise price
Outstanding at beginning of period	3,173,403	$14.04
Exercised	(950,628)	11.72
Expired	(2,636)	19.86
Forfeited	(12,827)	11.83

Outstanding at end of period	2,207,312	15.05

	$’000s
Intrinsic value of options exercised	$35,789
Total fair value of options vested	$2,016
Aggregate intrinsic value of exercisable stock options	$39,326
Weighted average remaining contractual life (in years)	4.9

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year ended September 30, 2010
	Number of options	Weighted average exercise price
Outstanding at beginning of period	3,553,058	$14.12
Exercised	(360,402)	11.37
Expired	(250)	11.90
Forfeited	(19,003)	14.26

Outstanding at end of period	3,173,403	14.04

	$’000s
Intrinsic value of options exercised	$8,544
Total fair value of options vested	$27,545
Aggregate intrinsic value of exercisable stock options	$40,666
Weighted average remaining contractual life (in years)	5.2

6. Accumulated Other Comprehensive Income / (Loss)

The components of accumulated other comprehensive income for the last three fiscal years are summarized below. Cumulative translation adjustments are generally not adjusted for income taxes since they relate to indefinite investments in foreign subsidiaries.

	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain/(loss) from hedging instruments	Total
	$’000s
September 30, 2009	$69,903	$(6,749)	$—	$63,154

Current increase/(decrease)	(47,938)	6,191		(41,747)
Income tax effect	—	(1,706)	—	(1,706)

September 30, 2010	$21,965	$(2,264)	$—	$19,701

Current increase/(decrease)	(5,958)	(3,360)		(9,318)
Income tax effect	—	926	—	926

September 30, 2011	$16,007	$(4,698)	$—	$11,309

Current increase/(decrease)	(50,024)	14,046		(35,978)
Income tax effect	—	(3,870)	838	(3,032)
Changes in fair value of derivatives			(2,096)	(2,096)

September 30, 2012	$(34,017)	$5,478	$(1,258)	$(29,797)

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Accounts Receivable

The allowance for doubtful accounts developed as follows:

		Additions
	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	$’000s
For the year ended September 30, 2012	$1,868	$834	$—	$1,294	$1,408
For the year ended September 30, 2011	1,681	1,034	—	847	1,868
For the year ended September 30, 2010	2,088	271	—	678	1,681

8. Inventories, Net

	September 30, 2012	September 30, 2011
	$’000s
Finished goods	$50,878	$59,929
Work in progress	12,349	15,761
Raw materials	29,561	32,918

	92,788	108,608
Inventory reserve	(11,781)	(15,580)

	$81,007	$93,028

9. Property, Plant and Equipment, Net

	Gross	Accumulated Depreciation and Amortization	Net
	$’000s
As of September 30, 2012
Land	$12,103	$—	$12,103
Buildings, building improvements and leasehold improvements	38,442	10,800	27,642
Machinery and technical equipment	155,838	94,439	61,399
Software and software licenses	54,942	20,467	34,475
Prepayments for property, plant and equipment	7,732	—	7,732

	$269,057	$125,706	$143,351

	Gross	Accumulated Depreciation and Amortization	Net
	$’000s
As of September 30, 2011
Land	$12,642	$—	$12,642
Buildings, building improvements and leasehold improvements	35,652	9,283	26,369
Machinery and technical equipment	137,069	81,096	55,973
Software and software licenses	40,333	21,453	18,880
Prepayments for property, plant and equipment	17,180	—	17,180

	$242,876	$111,832	$131,044

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense for the fiscal years ended September 30, 2012, 2011, and 2010 was $ 29,800, $ 26,231, and $ 21,880.

Amortization expense includes amortization of capitalized software development costs for the fiscal years ended September 30, 2012, 2011, and 2010 of $4,919, $5,360, and $4,223.

Buildings and leasehold improvements includes office space that is leased under operating leases to third parties with a historical cost of $1,385 and $1,439 and carrying amount of $497 and $651 at September 30, 2012 and 2011, respectively.

10. Intangible Assets and Goodwill

On June 30, 2005, Sirona Holdings Luxco S.C.A. (“Luxco”), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O’Keefe, management and employees of Sirona, obtained control over the Sirona business. The transaction was effected by using new legal entities, Sirona Holding GmbH and its wholly owned subsidiary Sirona Dental Services GmbH, to acquire 100% of the interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business through a leveraged buy-out transaction (the “MDP Transaction”). The MDP Transaction was accounted for as a leveraged buyout transaction, in a manner similar to a business combination. Certain members of Sirona management who were deemed to be in the control group held equity interests in Sirona Group prior to and subsequent to the MDP Transaction (“Continuing Shareholders”). The interests of the Continuing Shareholders have been reflected at the predecessor basis, resulting in 9.15% of each asset and liability acquired being valued at historical cost at June 30, 2005. The remaining 90.85% interest in each asset and liability was recognized at fair value at June 30, 2005 and the excess of purchase price over predecessor basis is presented as a separate component of shareholders’ equity. Intangible assets and goodwill were primarily recorded in the MDP Transaction and the reverse acquisition of Schick on June 30, 2006.

Amortization expense for finite-lived identifiable intangible assets for the fiscal years ended September 30, 2012, 2011, and 2010, and the annual estimated amortization expense related to these intangible assets for the next five fiscal years are as follows:

Amortization Expense for Finite-Lived Assets
$’000s
Fiscal year ended September 30, 2012	47,949
Fiscal year ended September 30, 2011	54,941
Fiscal year ended September 30, 2010	60,844

Year ending September 30,	Annual Estimated Amortization Expense (Future)
$’000s
2013	39,343
2014	33,841
2015	27,883
2016	19,689
2017	10,759

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents details of intangible assets, related accumulated amortization and goodwill:

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2012
Patents & Licenses	$134,251	$83,241	$51,010
Trademarks	126,245	728	125,517
Technologies and dealer relationships	434,166	362,478	71,688
In-process research & development	40,341	—	40,341

	735,003	446,447	288,556
Goodwill	631,077	—	631,077

Total intangible assets	$1,366,080	$446,447	$919,633

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2011
Patents & Licenses	$140,136	$74,482	$65,654
Trademarks	130,706	528	130,178
Technologies and dealer relationships	447,687	337,418	110,269
In-process research & development	40,341	—	40,341

	758,870	412,428	346,442
Goodwill	653,799	—	653,799

Total intangible assets	$1,412,669	$412,428	$1,000,241

The change in the value of goodwill from September 30, 2011 to September 30, 2012 is mainly attributable to (i) foreign currency fluctuations, with an impact of $ (22,635), and (ii) a reduction in goodwill by $ (88) as a result of tax benefits received subsequent to the exchange for options that were vested and included in the determination of purchase price at the time of that acquisition.

Aside from normal amortization for the current fiscal year, the change in the value of intangible assets, excluding goodwill, from September 30, 2011 to September 30, 2012 is mainly attributable to foreign currency fluctuations, with an impact of $ (10,060).

The acquired IPR&D, with an acquisition date fair value of $40.3 million, represents a single project. The remaining estimated cost to complete the project was $1.8 million as of September 30, 2012. The project is 95% through the development phase; the remaining steps prior to product release are beta testing and regulatory approvals. The percentage of completion for the full project is 90%, and we anticipate project completion in the first half of fiscal year 2013.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes

The income tax provision is comprised of the following:

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	$’000s
Current
Domestic (U.S.)	$(8,628)	$(14,638)	$(11,632)
Foreign	(46,570)	(39,473)	(33,908)

Total Current	(55,198)	(54,111)	(45,540)

Deferred
Domestic (U.S.)	4,452	8,571	9,719
Foreign	8,028	9,796	12,041

Total Deferred	12,480	18,367	21,760

Total	$(42,718)	$(35,744)	$(23,780)

The significant components of deferred tax assets and liabilities included in the consolidated balance sheets are:

	September 30, 2012	September 30, 2011
	$’000s
Deferred tax assets
Employee share-based compensation	$16,288	$15,442
Employee benefit accruals	7,072	5,522
Inventory reserve	1,686	2,015
Receivables	3,283	2,097
Deferred income	629	636
Tax loss carryforward	8,386	6,326
Other	11,862	11,599
Valuation allowances	(876)	(1,031)

Total deferred tax assets, gross	48,330	42,606

Deferred tax liabilities
Employee benefit accruals	—	(2,501)
Goodwill amortization for tax purposes	(24,667)	(24,817)
Debt issuance costs	(2,044)	(2,112)
Inventory reserve	(347)	(419)
Receivables	(272)	(925)
Property, plant and equipment	(11,264)	(11,077)
Intangible assets	(90,738)	(103,159)
Deferred income	(982)	(1,831)
Other	(3,605)	(2,759)

Total deferred tax liabilities, gross	(133,919)	(149,600)

Total deferred tax liabilities, net	$(85,589)	$(106,994)

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2012, the Company had $26,355 of gross tax loss carry-forwards subject to expiration as follows:

Year of expiration	Losses
$’000s
2013	$114
2014	107
2015	1,014
2016	—
2017	1,335
2018—2033	13,438

Subtotal	16,008

Indefinite	10,347

Total	$26,355

The Company recognized a valuation allowance of $ 876 at September 30, 2012, ($ 1,031 at September 30, 2011) on deferred tax assets of $8,386 ($6,326 at September 30, 2011) predominantly relating to tax loss carry-forwards, as management believes that it is more likely than not that the benefits of those existing tax loss carry-forwards will not be realized within the period those tax losses are deductible.

The difference between the U.S. federal income tax rate and the Company’s income tax provision included in the consolidated statements of income consisted of the following:

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	$’000s
Income before income taxes	$178,323	$159,529	$115,226

Reconciliation of provision for income taxes:
Computed tax provision	(66,559)	(55,801)	(40,238)
Foreign tax differential	25,821	23,863	15,559
Nondeductible expenses	(1,581)	(2,609)	(4,661)
Permanent differences relating to German trade taxes	(1,220)	(1,143)	(1,211)
Subpart F income net of tax credit	—	(113)	(445)
Tax income (expense) from prior periods	(1,241)	44	740
Tax free income and tax credits	2,174	251	3,333
Additional state taxes	(511)	(909)	(521)
Change in valuation allowance	489	1,493	4,293
Other	(90)	(820)	(629)

Provision for income taxes	$(42,718)	$(35,744)	$(23,780)

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-deductible expenses primarily relate to stock option expense in the U.S. The income tax provision at September 30, 2012 includes expenses of $1,733 related to a tax audit in Germany covering fiscal years 2005 until 2009.

In August 2007 a tax law was enacted that may limit the Company’s deductibility of interest in Germany (“Zinsschranke”). For the fiscal years ended September 30, 2012 and 2011, the Company’s deductibility of interest was not limited as a result of this German tax law.

The components of income before taxes are:

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	$’000s
Germany	$112,963	$102,693	$73,674
United States	16,590	16,236	(2,897)
Other Foreign	48,770	40,600	44,449

	$178,323	$159,529	$115,226

None of the goodwill recognized in the Exchange or in the business combinations completed in any of the periods presented is tax deductible.

The development of the valuation allowance on deferred tax assets over the last three fiscal years is presented below:

		Additions
	Balance at Beginning of Period	Charged/ (credited) to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	$’000s
Valuation allowance deferred tax asset
For the year ended September 30, 2012	$1,031	$—	$116	$271	$876
For the year ended September 30, 2011	2,208	—	—	1,177	1,031
For the year ended September 30, 2010	4,731	344	—	2,867	2,208

The company makes no provision for deferred U.S. income taxes on undistributed foreign earnings and profits because as of September 30, 2012, it remained management’s intention to continue to indefinitely reinvest these amounts in foreign operations. These earnings relate to ongoing operations and, as of September 30, 2012, the approximate amount of undistributed foreign earnings amounted to $284 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

As of September 30, 2012 and 2011, the Company had no unrecognized tax benefits.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Accrued Liabilities and Deferred Income

	September 30, 2012	September 30, 2011
	$’000s
Employee benefits (e. g. bonuses, vacation, overtime, holiday payment)	$34,678	$36,896
Product warranty	8,482	8,735
Other provisions and liabilities	54,455	46,367
Deferred Income	20,460	18,209

	$118,075	$110,207

13. Short-Term Debt and Current Portion of Long-Term Debt

The components of short-term debt are as follows:

	September 30, 2012	September 30, 2011
	$’000s
Senior Term Loans (Tranches A1/A2, variable rate repayable in November 2011)	$—	$364,817
Actual interest rate as of September 30, 2011—Tranche A1: 0.69%
Actual interest rate as of September 30, 2011—Tranche A2: 1.81%
Accrued interest on long-term debt	270	—
Other short-term debt	208	3,586

	$478	$368,403

The average annual interest rate for the variable rate senior term loans was 1.26% for the fiscal year ended September 30, 2011.

14. Long-Term Debt

	September 30, 2012	September 30, 2011
	$’000s
Bank loans:
New Senior Term Loan (“Facility A” Term Loan, variable rate) repayable in two installments in November 2015 and November 2016	75,270
Actual interest rate as of September 30, 2012—Tranche A2: 2.88%

	75,270	—
Less current portion	270	—

	$75,000	$—

The average annual interest rate for the variable rate senior term loans was 2.27% for the fiscal year ended September 30, 2012.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below reflects the contractual maturity dates of the various borrowings as of September 30, 2012:

Year ending September 30,
$’000s
2013	$478
2014	—
2015	22,500
2016	52,500
2017	—

$75,478

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

The New Senior Facilities Agreement includes: (1) a term loan in an aggregate principal amount of $75 million (the “Facility A Term Loan”) to Sirona or Schick NY, as borrower; (2) a 120 million Euro revolving credit facility (“Revolving Facility B”) available to Sirona Dental Systems GmbH and Sirona Dental Services GmbH, as initial borrowers; and (3) a $100 million revolving credit facility (“Revolving Facility C”) available to Sirona or Schick NY, as initial borrowers. The Revolving Facility B is available for borrowing in Euro or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There are no cross-border guarantees.

Of the amount borrowed under the Facility A Term Loan, 30% is due on November 16, 2015, and the balance is due on November 16, 2016. The loans under the New Senior Facilities Agreement bear interest of EURIBOR, for Euro- denominated loans, and LIBOR for the other loans, plus an initial margin of 160, 85 and 110 basis points for the Facility A Term Loan, Revolving Facility B and Revolving Facility C, respectively. As of September 30, 2012, the Company had not drawn any available funds under Revolving Facility B or Revolving Facility C.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The senior debt repayment tranche originally scheduled for November 24, 2011 was repaid on November 16, 2011 in connection with the Company’s New Senior Facilities Agreement.

15. Deferred Income

On June 30, 2005, Sirona and its largest distributor, Patterson, amended the terms of an existing distribution agreement to extend Patterson’s rights as exclusive distributor of certain Sirona products within the U.S. and Canada from October 1, 2007 through September 30, 2017. As consideration for the extension of its exclusivity rights, Patterson made a one-time payment of $100 million to Sirona in July 2005. Sirona recorded the full amount of the payment as deferred income and started amortizing the amount on a straight-line basis over ten years on October 1, 2007. Sirona accounts for the deferred income related to the Patterson payment as a monetary liability. The deferred income is amortized and recognized as other operating income on a straight line over the term of the contract ($10 million per year). The current portion of deferred income is reported within Accrued liabilities and deferred income in the consolidated balance sheets. Effects of remeasurement of the amount from U.S. Dollar to Euro are reflected currently in the statement of income. Sirona recognized $2.6 million in foreign currency transaction losses in the fiscal year ended September 30, 2012, and $0.5 million foreign currency transaction losses and $5.7 million in foreign currency transaction gains in the fiscal years ended September 30, 2011 and 2010, respectively, and recognized $10.0 million of the Patterson deferred income in the consolidated statements of income for the fiscal years ended September 30, 2012, 2011, and 2010.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Income per Share

The computation of basic and diluted income per share is as follows:

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	$’000s (except for share amounts)
Net income attributable to Sirona Dental Systems, Inc. shareholders	$133,832	$121,793	$89,989

Weighted average shares outstanding—basic	55,524,188	55,735,422	55,146,180
Dilutive effect of stock-based compensation	1,231,208	1,557,574	1,469,906

Weighted average shares outstanding—diluted	56,755,396	57,292,996	56,616,086

Net income per share
Basic	$2.41	$2.19	$1.63

Diluted	$2.36	$2.13	$1.59

Stock options to acquire 85,000 shares of Sirona’s common stock that were granted in connection with the 2006 Plan were not included in the computation of diluted earnings per share for the fiscal year ended September 30, 2010, because the options’ underlying exercise prices were greater than the average market price of Sirona’s common stock for the period. There were no stock options excluded from the computation of diluted earnings per share for the fiscal years ended September 30, 2012 and 2011.

17. Commitments and Contingencies

Operating Lease Commitments

The Company leases certain buildings, vehicles and IT equipment from unrelated third parties. The leases are non-cancellable and have terms of more than one year. Leasing expense for the last three fiscal years was as follows:

Leasing Expense
$’000s
Fiscal year ended September 30, 2012	$14,888
Fiscal year ended September 30, 2011	12,783
Fiscal year ended September 30, 2010	10,135

In July 2005, Sirona entered into a sale and leaseback agreement regarding unused land on the site of the major facility in Bensheim. The land was sold to an unrelated property development company, who constructed an office building on the site based on Sirona’s specifications. Sirona leased the property from the property development company through an 18-year lease. Under the terms of the lease, rent is fixed at Euro 1,202 ($1,553 at the U.S. Dollar/Euro exchange rate of September 30, 2012) per annum until 2013. After 2013, rent is subject to adjustment according to an inflation index. Rental payments started in April 2007 when the building was ready for occupancy. The land remains an asset on Sirona’s balance sheet and the building is accounted for as an operating lease.

Furthermore, the Company rents space in New York, Charlotte (USA), Salzburg (Austria) and other locations.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under non-cancelable operating lease agreements as of September 30, 2012 are as follows:

Year ending September 30,
$’000s
2013	$11,367
2014	8,533
2015	6,825
2016	6,191
2017	5,028
Thereafter	20,485

$58,429

Unconditional Purchase Commitments

As of September 30, 2012, the Company had unconditional purchase commitments of $14,183, mainly for purchases of raw material and components, which are due over a period of from one to three years.

Contingencies

The Company may be involved in lawsuits, claims, investigations and proceedings, including patent and commercial matters that arise in the ordinary course of business. At September 30, 2012, there are no such matters pending that the Company expects to be material in relation to its business, consolidated financial position, results of operations or cash flows.

18. Product Warranty

The following table provides the changes in the product warranty accrual for the fiscal years ended September 30, 2012 and 2011:

	Year ended September 30, 2012	Year ended September 30, 2011
	$’000s
Balance at beginning of the period	$8,735	$8,972
Accruals for warranties issued during the period	17,726	19,436
Warranty settlements made during the period	(17,651)	(19,561)
Translation adjustment	(328)	(112)

Balance at end of the period	$8,482	$8,735

19. Interest

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	$’000s
Interest expense	$(4,603)	$(5,763)	$(11,770)
Interest income	836	1,880	727

	$(3,767)	$(3,883)	$(11,043)

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. Pension Plans

Defined Benefit Plans

In Germany, the Company traditionally had an unfunded defined benefit pension plan whose benefits are based primarily on years of service and wage and salary group. As of January 1, 2001, the Company replaced its unfunded defined benefit pension plan with a new defined contribution plan. All new hires after that date only receive defined contributions to a pension plan based on a percentage of the employee’s eligible compensation. However, due to grandfathering provisions for certain existing employees hired before that date, the Company continues to be obligated to provide pension benefits which are at a minimum equal to benefits that would have been available under the terms of the traditional defined benefit plans (Grandfathered Benefit). The Grandfathered Benefit and contributions to the Company’s pension plan made for those employees after January 1, 2001 are included in the disclosures for defined benefit plans. The Company accounts for the Grandfathered Benefit by recognizing the higher of the defined contribution obligation or the defined benefit obligation for the minimum benefit. As of September 30, 2012 and 2011, contributions made through the defined contribution plan for those employees are adequate to cover the Grandfathered Benefit obligation. Therefore, the Company accounts for that portion of its pension obligation as a fully funded plan with a funded status of zero.

In addition, the Company offers defined contribution benefits under the terms of a Section 401(k) plan to employees in the U.S.

The Company uses an actuarial measurement date of September 30.

Change in the projected benefit obligation and plan assets for all of the Company’s defined benefit plans is as follows:

	Year ended September 30, 2012	Year ended September 30, 2011
	$’000s
Projected benefit obligation at beginning of period	$62,255	$64,229
Service cost	1,069	1,476
Interest cost	2,483	2,510
Actuarial (gain)/loss	13,535	(3,839)
Investment earnings	409	427
Benefits paid	(2,303)	(1,862)
Currency translation	(2,736)	(686)

Projected benefit obligation at end of period	74,712	62,255
Fair value of plan assets at beginning of period	12,578	11,557
Actual return on plan assets	409	427
Employer’s contribution	857	898
Benefits paid	(218)	(135)
Currency Translation	(543)	(169)

Fair value of plan assets at end of period	13,083	12,578

Funded status	$(61,629)	$(49,677)

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit costs are as follows:

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	$’000s
Service cost, net	$212	$578	$256
Interest cost	2,483	2,510	2,508
Amortization of actuarial gains	(310)	(164)	(442)

Net periodic benefit cost	$2,385	$2,924	$2,322

The accumulated benefit obligation as of September 30, 2012 and 2011 was $60,614 and $48,923, respectively.

To the extent the defined benefit obligation is recognized for the Grandfathered Benefit, the long-term estimated rate of return on plan assets is 4.16% (2011: 4.5%) per annum. This rate was based on an appropriate long-term rate for the plan assets held.

The benefits expected to be paid in cash of the following five years, and in aggregate for the fiscal years thereafter, are as follows:

Year ending September 30,
$’000s
2013	$3,290
2014	2,528
2015	2,685
2016	2,920
2017	2,693
5 Years thereafter	15,965

$30,081

The contributions expected to be made in each of the following five years and in aggregate thereafter are as follows:

Year ending September 30,
$’000s
2013	$1,253
2014	1,267
2015	1,263
2016	1,233
2017	1,211
5 Years thereafter	12,343

$18,570

Weighted-average assumptions used to determine benefit obligations (current-year rate) and net periodic benefit costs (prior-year rate) are as follows:

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
Discount rate	3.50%	5.25%	4.75%

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Defined Contribution Plans

The Company made contributions to the U.S. plans of $688 and $620 for the fiscal years ended September 30, 2012 and 2011, respectively. The Company is obligated to match employee contributions as defined in the plans.

Contributions were also made to foreign plans of $747 and $749 for the fiscal years ended September 30, 2012 and 2011, respectively.

21. Net Other Operating Income and Restructuring Costs

The components of net other operating income are as follows:

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	$’000s
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$10,000	$10,000	$10,000
Gain from the release of remaining accrued restructuring costs	—	—	755
Gain from the sale of a subsidiary	—	—	906

	$10,000	$10,000	$11,661

Restructuring Costs

In the fiscal year ended September 30, 2010, we completed our restructuring efforts that began in fiscal year 2009 and released the remaining accrual of $0.8 million, as actual expenses were lower than the estimated restructuring costs.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Exposure

Although the U.S. Dollar is Sirona’s reporting currency, its functional currency varies depending on the country of operation, which exposes the Company to market risk associated with foreign currency exchange rate movements. The Company’s policy generally is to hedge major foreign currency transaction exposure through foreign exchange forward contracts.

Cash Flow Hedges

Interest Rate

The Company uses interest rate swaps to convert a portion of its debt’s variable interest rate to a fixed interest rate. Interest rate swaps have been established for 100% of the interest for the Facility A Term Loan under the New Senior Facilities Agreement until November 2016. The interest rate swaps fix the LIBOR element of interest payable on 100% of the principal amount of the Facility A Term Loan for defined three month interest periods over the entire term of the loan. The defined interest rates fixed for each three month interest period range from 1.270% to 1.285%. Settlement of the swaps is required on a quarterly basis. These swaps are designated as hedging instruments under ASC 815. The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes.

Under the Prior Senior Facilities Agreement, interest rate swaps were established for 66.6% of the interest until March 2010. These swaps expired on March 31, 2010 and were not renewed. The interest rate swaps fixed the LIBOR or EURIBOR element of interest payable on 66.7% of the principal amount of the loans for defined twelve and thirteen month interest periods over the lifetime of the swaps, respectively. The defined interest rates fixed for each twelve or thirteen month interest period ranged from 3.50% to 5.24%. Settlement of the swaps was required on a quarterly basis. These swaps were considered to be economic hedges and not designated as hedging instruments under ASC 815.

Foreign Currency

The Euro is the functional currency for many of Sirona’s subsidiaries, including its primary sales and manufacturing operations in Germany. During the periods under review, the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results. In order to manage foreign currency exposures, the Company enters into foreign exchange forward contracts (USD, AUD, and JPY). The Company enters into forward contracts that are considered to be economic hedges but which are not considered hedging instruments under ASC 815. As of September 30, 2012 and 2011, these contracts had notional amounts totaling $ 34.3 million and $ 38.0, respectively. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at September 30, 2012 is described in Note 23 Fair Value Measurements.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the impact of gains and losses from the fair value changes of the Company’s derivative instruments reported in our consolidated statement of income for the fiscal years ended September 30, 2012 and 2011 were as follows:

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
Derivatives Designated as Cash Flow Hedging	Amount of (Gain)/Loss Recognized in Accumulated Other Comprehensive Income	Amount of (Gain)/ Loss Recognized in Accumulated Other Comprehensive Income	Amount of (Gain)/Loss Recognized in Accumulated Other Comprehensive Income
	$’000s
Interest rate swap contracts	$2,096	$—	$—

		Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	Location of (Gain)/Loss Recognized in Income on Derivative	Ineffective portion Recognized in Income	Ineffective portion Recognized in Income	Ineffective portion Recognized in Income
		$’000s
Interest rate swap contracts	(Gain)/loss on derivative instruments, net	$2	$—	$—

		Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
Derivatives Not Designated as Hedging	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
		$’000s
Interest rate swap contracts	(Gain)/loss on derivative instruments, net	$—	$—	$(6,364)
Foreign exchange contracts	(Gain)/loss on derivative instruments, net	(1,963)	3,302	262

Total		$(1,963)	$3,302	$(6,102)

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and 2011:

	September 30, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$84,216	$—	$—	$84,216
Derivative Assets	—	730	—	730
Liabilities
Derivative Liabilities	$—	$(356)	$—	$(356)
Business Acquisition-related liabilities	—	—	(7,864)	(7,864)

Total	$84,216	$374	$(7,864)	$76,726

	September 30, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$157	$—	$—	$157
Derivative Assets	—	121	—	121
Liabilities
Derivative Liabilities	$—	$(1,828)	$—	$(1,828)
Business Acquisition-related liabilities	—	—	(10,560)	(10,560)

Total	$157	$(1,707)	$(10,560)	$(12,110)

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the business acquisition-related liabilities as of September 30, 2012 was $7.9 million, with the change in fair value of $2.7 million recorded in other (income)/expense in the income statement for the fiscal year ended September 30, 2012.

In the Company’s September 30, 2012, Consolidated Balance Sheet derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

The Company did not elect the fair value option for any other eligible financial instruments.

24. Segment Reporting

Sirona manages its business on both a product and geographic basis and has four reporting segments; Dental CAD/CAM Systems, Imaging Systems, Treatment Centers, and Instruments. There are two regional sales organizations, USA and Other World Markets, which distribute Sirona’s products globally through a network of independent distributors or our own sales and service infrastructure to dental practices, clinics and laboratories. The Electronic Center is a shared facility that manufactures electronic components and provides services for all Sirona segments, and to a very limited extent, external parties. Further shared functions including customer service, logistics, site management, IT and administration are operated centrally.

Description of the Company’s Segments

Dental CAD/CAM Systems

Dental CAD/CAM Systems products comprise CAD/CAM in-office systems for the dentist (CEREC) as well as CAD/CAM systems for the laboratories, such as inLab, inEOS and a central manufacturing service for copings and bridge-frameworks. The CEREC system allows dentists to prepare restorations in an “out-of-mouth pre-shaped’ process and insert them into the patient’s mouths during a single appointment.

Imaging Systems

Imaging systems products comprise a broad range of equipment for diagnostic imaging in the dental practice, using digital technologies. Sirona has developed a broad range of imaging systems for 2D and 3D panoramic and intra-oral applications.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

representative of the performance of the segments. Furthermore, the Company monitors performance geographically by region. As the Company manages its business on both a product and a geographical basis, U.S. GAAP requires segmental disclosure based on product information.

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	$’000s
Revenue External

Dental CAD/CAM Systems	$334,539	$306,743	$260,375
Imaging Systems	343,528	319,774	252,635
Treatment Centers	197,144	183,879	162,300
Instruments	102,471	102,275	94,278

Total	977,682	912,671	769,588

Electronic center and corporate	1,669	1,195	688

Total	$979,351	$913,866	$770,276

Revenue Internal

Imaging Systems	20	17	13
Treatment Centers	6	21	31
Instruments	11,832	11,218	9,444
Intercompany elimination	(11,858)	(11,256)	(9,488)

	—	—	—

Electronic center and corporate	22,452	24,917	19,578
Intercompany elimination	(22,452)	(24,917)	(19,578)

	—	—	—

Revenue Total

Dental CAD/CAM Systems	$334,539	$306,743	$260,375
Imaging Systems	343,548	319,791	252,648
Treatment Centers	197,150	183,900	162,331
Instruments	114,303	113,493	103,722

Total	989,540	923,927	779,076

Electronic center and corporate	24,121	26,111	20,266

Total	$1,013,661	$950,038	$799,342

Segment performance measure

Dental CAD/CAM Systems	$233,829	$214,133	$184,159
Imaging Systems	199,526	187,375	151,917
Treatment Centers	79,625	73,179	66,598
Instruments	46,966	49,599	43,285

Total	559,946	524,286	445,959

Electronic center and corporate	7,804	9,836	9,665

Total	$567,750	$534,122	$455,624

Depreciation expense

Dental CAD/CAM Systems	$10,260	$8,131	$5,781
Imaging Systems	6,010	6,191	5,732
Treatment Centers	7,596	7,180	6,205
Instruments	3,923	3,479	3,037

Total	27,789	24,981	20,755

Electronic center and corporate	2,011	1,251	1,125

Total	$29,800	$26,231	$21,880

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of the Results of the Segment Performance Measure to the Consolidated Statements of Operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the fiscal year ended September 30, 2012, 2011 and 2010 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
	$’000s
Revenue
Total segments (external)	$977,682	$912,671	$769,588
Electronic center and corporate	1,669	1,195	688

Consolidated revenue	979,351	913,866	770,276
Depreciation and amortization
Total segments	27,789	24,981	20,755
Differences management reporting vs. US GAAP, electronic center and corporate	49,959	56,192	61,969

Consolidated depreciation and amortization	77,748	81,173	82,724

Segment performance measure
Total segments	559,946	524,286	445,959
Differences management reporting vs. US GAAP, electronic center and corporate	(35,995)	(40,634)	(46,949)

Consolidated gross profit	523,951	483,652	399,010

Selling, general and administrative expense	295,659	277,081	235,932
Research and development	52,622	55,530	46,365
Provision for doubtful accounts and notes receivable	(75)	96	271
Net other operating (income) and restructuring costs	(10,000)	(10,000)	(11,661)
Foreign currency transaction (gain)/loss, net	5,873	(5,668)	7,160
Loss/(gain) on derivative instruments	(1,961)	3,302	(6,102)
Interest expense, net	3,767	3,883	11,043
Other (income)/expense	(257)	(101)	776

Income before taxes	$178,323	$159,529	$115,226

The adjustments that the Company records to reconcile management reporting to the consolidated financial statements prepared in accordance with U.S. GAAP primarily relate to the exclusion of amortization and depreciation related to the step-up to fair value of the intangible and tangible assets as a result of the MDP Transaction (see Note 10).

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following information is presented in accordance with U.S. GAAP:

	September 30, 2012	September 30, 2011
	$’000s
Total assets
Dental CAD/CAM Systems	$657,595	$759,496
Imaging Systems	448,360	517,838
Treatment Centers	254,071	293,442
Instruments	134,508	155,352

Total	$1,494,534	$1,726,128

Goodwill
Dental CAD/CAM Systems	$296,605	$307,286
Imaging Systems	176,702	183,064
Treatment Centers	94,662	98,070
Instruments	63,108	65,379

Total	$631,077	$653,799

	Germany	United States	Rest of World	Total
	$’000s
Net Sales*
October 1, 2011 to September 30, 2012	$159,327	$284,932	$535,092	$979,351
October 1, 2010 to September 30, 2011	189,005	255,874	468,987	913,866
October 1, 2009 to September 30, 2010	148,305	239,541	382,431	770,276

Long-lived assets**
September 30, 2012	$129,039	$4,401	$19,293	$152,733
September 30, 2011	117,114	6,153	13,114	136,381

*	Sales are allocated to the country in which the customer is located.
**	Long-lived assets exclude all intangible assets and deferred tax assets.

Concentration of Revenue

A substantial portion of our revenue comes from two distributors accounting for more than 10% of revenues. Patterson Dental accounted for 29%, 27%, and 30% of our total revenues for the fiscal years ending September 30, 2012, 2011, and 2010, respectively. Henry Schein accounted for 15%, 17%, and 15% of our total revenues for the fiscal years ending September 30, 2012, 2011, and 2010, respectively. Together, these two customers represented 44%, 44%, and 45% of our total revenues for the fiscal years ending September 30, 2012, 2011, and 2010, respectively. The accounts receivable from these two customers totaled $55,015, $26,848, and $23,841 for the fiscal as of September 30, 2012, 2011, and 2010, respectively. These revenues were earned across all segments, with a significant portion of revenues with Patterson being earned in the CAD/CAM segment. No other customer accounted for more than 10% of revenues.

25. Related Parties

Sirona Holdings S.C.A. Luxembourg (“Luxco”)

As announced on August 4, 2011, certain existing shareholders in Luxco, a former significant shareholder of Sirona, made cash payments to the chief executive officer and chief financial officer of the Company in

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

connection with their Luxco participation. These payments totaling $6.625 million were made in the fourth quarter of fiscal year 2011, and the Company was required to record a compensation charge as a result. The Company did not use its own funds to make such payments or incur any obligation to refund the amount to those payers.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26. Unaudited Quarterly Information

The following is a summary of the Company’s unaudited quarterly operating results for the fiscal years ended September 30, 2012 and 2011:

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	$’000s (except per share amounts)
Revenue	$247,364	$242,007	$231,864	$258,116
Cost of Sales	115,285	113,567	107,215	119,333

Gross profit	132,079	128,440	124,649	138,783

Operating expenses/(income):
Selling, general and administrative expense	76,912	72,434	72,667	73,646
Research and development	12,606	13,092	13,638	13,286
Provision for doubtful accounts and notes receivable	(338)	(504)	728	39
Net other operating income	(2,500)	(2,500)	(2,500)	(2,500)

Operating income	45,399	45,918	40,116	54,312
(Gain)/loss on foreign currency transactions, net	(382)	2,675	1,350	2,230
(Gain)/loss on derivative instruments	(2,147)	2,686	(2,936)	436
Interest expense, net	984	866	1,014	903
Other (income)/expense	(529)	(218)	228	262

Income before taxes	47,473	39,909	40,460	50,481
Income tax provision	12,622	9,180	9,305	11,611

Net income	34,851	30,729	31,155	38,870
Less: Net income attributable to noncontrolling interests	115	431	634	593

Net income attributable to Sirona Dental Systems, Inc.	$34,736	$30,298	$30,521	$38,277

Income per share (attributable to Sirona Dental Systems, Inc. shareholders):
Net income per share—basic	$0.63	$0.55	$0.55	$0.69
Net income per share—diluted	$0.62	$0.53	$0.54	$0.67
Weighted average shares—basic	55,128,904	55,507,312	55,683,043	55,783,648
Weighted average shares—diluted	56,388,273	56,717,943	56,916,390	57,121,505

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
	$’000s (except per share amounts)
Revenue	$218,797	$244,686	$214,737	$235,646
Cost of Sales	108,080	117,854	99,048	105,232

Gross profit	110,717	126,832	115,689	130,414

Operating expenses/(income):
Selling, general and administrative expense	74,637	68,540	70,581	63,323
Research and development	13,485	14,390	14,145	13,510
Provision for doubtful accounts and notes receivable	62	13	(47)	68
Net other operating income	(2,500)	(2,500)	(2,500)	(2,500)

Operating income	25,033	46,389	33,510	56,013
(Gain)/loss on foreign currency transactions, net	2,864	(3,435)	(4,336)	(761)
(Gain)/loss on derivative instruments	2,140	1,081	(1,554)	1,635
Interest expense, net	1,020	984	929	950
Other (income)/expense	39	383	343	(866)

Income before taxes	18,970	47,376	38,128	55,055
Income tax provision	4,821	10,423	8,388	12,112

Net income	14,149	36,953	29,740	42,943
Less: Net income attributable to noncontrolling interests	391	622	428	551

Net income attributable to Sirona Dental Systems, Inc.	$13,758	$36,331	$29,312	$42,392

Income per share (attributable to Sirona Dental Systems, Inc. shareholders):
Net income per share—basic	$0.25	$0.65	$0.53	$0.77
Net income per share—diluted	$0.24	$0.63	$0.51	$0.75
Weighted average shares—basic	56,080,442	55,992,911	55,529,619	55,337,040
Weighted average shares—diluted	57,466,184	57,577,513	57,221,163	56,852,620