Form 10-Q
period 2012-12-31
SIRONA DENTAL SYSTEMS, INC.
filed 2013-02-08
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

or

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

As of January 31, 2013, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 56,826,136.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

2

PART I	FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Financial Statement Notes	December 31, 2012	September 30, 2012
		(unaudited)
		$’000s (except per share amounts)
ASSETS
Current assets
Cash and cash equivalents		$124,170	$151,088
Accounts receivable, net of allowance for doubtful accounts of $1,290 and $1,408, respectively		145,569	132,569
Inventories, net	6	92,124	81,007
Deferred tax assets	10	27,942	24,781
Prepaid expenses and other current assets		24,242	17,622
Income tax receivable	10	2,291	2,213

Total current assets		416,338	409,280

Property, plant and equipment, net of accumulated depreciation and amortization of $135,418 and $125,706, respectively		147,400	143,351
Goodwill	7	659,533	631,077
Investments		25	14
Intangible assets, net of accumulated amortization of $463,164 and $446,447, respectively	7	326,837	288,556
Other non-current assets		4,642	9,368
Deferred tax assets	10	13,051	12,888

Total assets		$1,567,826	$1,494,534

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		$61,838	$51,961
Short-term debt and current portion of long-term debt	8	419	478
Income taxes payable	10	19,155	14,906
Deferred tax liabilities	10	499	817
Accrued liabilities and deferred income		111,329	118,075

Total current liabilities		193,240	186,237

Long-term debt	9	75,000	75,000
Deferred tax liabilities	10	136,959	122,441
Other non-current liabilities		24,336	16,852
Pension related provisions	13	62,977	61,629

The accompanying notes are an integral part of these financial statements.

Deferred income		37,500	40,000

Total liabilities		530,012	502,159

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		—	—
Common stock ($0.01 par value; 95,000,000 shares authorized;
56,776,626 shares issued and 54,946,874 shares outstanding at Dec. 31, 2012; 56,598,045 shares issued and 55,051,673 shares outstanding at Sept. 30, 2012		567	566
Additional paid-in capital		706,745	699,279
Treasury stock (at cost)

1,829,752 shares held at cost at Dec. 31, 2012; 1,546,372 shares held at cost at Sept. 30, 2012		(86,230)	(69,058)
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		475,773	437,471
Accumulated other comprehensive income/(loss)	5	(13,332)	(29,797)

Total Sirona Dental Systems, Inc. shareholders’ equity		1,034,420	989,358

Noncontrolling interests		3,394	3,017

Total shareholders’ equity		1,037,814	992,375

Total liabilities and shareholders’ equity		$1,567,826	$1,494,534

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Financial Statement	Three months ended December 31,
	Notes	2012	2011
		$’000s (except per share amounts)
Revenue		$272,404	$258,116
Cost of sales		120,533	119,333

Gross profit		151,871	138,783

Selling, general and administrative expense		85,783	73,646
Research and development		14,095	13,286
Provision for doubtful accounts and notes receivable		70	39
Net other operating income		(6,914)	(2,500)

Operating income		58,837	54,312
(Gain)/loss on foreign currency transactions, net		4,580	2,230
(Gain)/loss on derivative instruments	15	(1,346)	436
Interest expense, net		970	903
Other expense/(income)		340	262

Income before taxes		54,293	50,481
Income tax provision	10	15,226	11,611

Net income		39,067	38,870
Less: Net income attributable to noncontrolling interests		765	593

Net income attributable to Sirona Dental Systems, Inc.		$38,302	$38,277

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):	11
- Basic		$0.70	$0.69
- Diluted		$0.68	$0.67
Weighted average shares - basic		55,004,471	55,783,648
Weighted average shares - diluted		56,327,927	57,121,505

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Financial	Three months ended
	Statement	December 31,
	Notes	2012	2011
		$’000s
Net income		$39,067	38,870

Other comprehensive income/(loss), net of tax:	5

Cumulative translation adjustment		16,313	(30,239)
Net gain/(loss) on derivative financial instruments (hedging)		109	(439)
Unrecognized elements of pension cost, net of tax		89	250

Total other comprehensive income/(loss)		16,511	(30,428)

Total comprehensive income/(loss)		55,578	8,442

Less: Comprehensive income/(loss) attributable to noncontrolling interests		811	595

Comprehensive income/(loss) attributable to Sirona Dental Systems, Inc. shareholders		$54,767	$7,847

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Sirona Dental Systems, Inc. Shareholders
	Common share capital	Number of common shares issued and outstanding	Additional paid-in capital	Treasury Stock	Excess of purchase price over predecessor basis	Retained earnings	Accumulated other comprehensive income/(loss)	Total Sirona Dental Systems, Inc. Shareholders	Noncontrolling Interests	Total
	$’000s (except for amount of common shares issued)
Balances as of September 30, 2011	$563	55,815,323	$685,617	$(19,749)	(49,103)	$303,639	$11,309	$932,276	$3,644	$935,920
Issuance of common stock upon exercise of options	1	60,631	464					465		465
Purchase of treasury stock (at cost)		(168,231)		(7,021)				(7,021)		(7,021)
Stock compensation			2,093					2,093		2,093
Tax benefit of stock options exercised			(657)					(657)		(657)
Dividend distribution to noncontrolling interest			—					—	(1,689)	(1,689)
Comprehensive income	—	—	—	—	—	38,277	(30,430)	7,847	595	8,442

Balances as of December 31, 2011	$564	55,707,723	$687,517	$(26,770)	(49,103)	$341,916	$(19,121)	$935,003	$2,550	$937,553

Balances as of September 30, 2012	$566	55,051,673	$699,279	$(69,058)	(49,103)	$437,471	$(29,797)	$989,358	$3,017	$992,375
Issuance of common stock upon exercise of options and net effect of vesting of RSUs/PSUs	1	178,581	2,790					2,791		2,791
Purchase of treasury stock (at cost)		(283,380)	—	(17,172)				(17,172)		(17,172)
Stock compensation			6,097					6,097		6,097
Tax benefit of stock options exercised			(1,421)					(1,421)		(1,421)
Dividend distribution to noncontrolling interest			—					—	(434)	(434)
Comprehensive income	—	—	—	—	—	38,302	16,465	54,767	811	55,578

Balances as of December 31, 2012	$567	54,946,874	$706,745	$(86,230)	(49,103)	$475,773	$(13,332)	$1,034,420	$3,394	$1,037,814

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2012	2011
	$’000s
Cash flows from operating activities
Net income	$39,067	$38,870

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,912	19,255
(Gain)/loss on disposal of property, plant and equipment	(30)	—
(Gain)/loss on derivative instruments	(1,346)	436
(Gain)/loss on foreign currency transactions	4,580	2,230
Deferred income taxes	8,815	(4,428)
Amortization of debt issuance cost	138	199
Share-based compensation expense	6,097	2,093

Changes in assets and liabilities
Accounts receivable	(12,753)	(28,626)
Inventories	(10,589)	2,129
Prepaid expenses and other current assets	(6,054)	5,022
Restricted cash	—	646
Other non-current assets	(81)	(273)
Trade accounts payable	9,078	(10,478)
Accrued liabilities and deferred income	(26,908)	(17,060)
Other non-current liabilities	1,873	193
Income taxes receivable	(41)	1,741
Income taxes payable	3,932	4,389

Net cash provided by operating activities	33,690	16,338

Cash flows from investing activities
Investment in property, plant and equipment	(10,347)	(7,875)
Proceeds from sale of property, plant and equipment	83	—
Purchase of intangible assets	(12)	(66)
Acquisition of business, net of cash acquired	(35,019)	—

Net cash used in investing activities	(45,295)	(7,941)

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2012	2011
	$’000s
Cash flows from financing activities
Repayments of short-term and long-term debt	(98)	(366,646)
Proceeds from borrowings	—	129,209
Purchase of treasury stock	(17,172)	(7,020)
Debt issuance cost	—	(2,289)
Dividend distributions to noncontrolling interest	(434)	(1,689)
Common shares issued under share based compensation plans	2,790	464
Tax effect of common shares issued under share based compensation plans	(1,910)	(639)

Net cash used in financing activities	(16,824)	(248,610)

Change in cash and cash equivalents	(28,429)	(240,213)
Effect of exchange rate change on cash and cash equivalents	1,511	33
Cash and cash equivalents at beginning of period	151,088	345,859

Cash and cash equivalents at end of period	$124,170	$105,679

Supplemental information
Interest paid	$684	$241
Interest capitalized	29	102
Income taxes paid	14,379	9,579
Acquisition of business
Current assets	$5,185	$—
Non-current assets	61,237	—
Current liabilities	(7,835)	—
Non-current liabilities	(11,951)	—

	46,636	—
Cash paid	(36,673)
Settlement of balances	(4,544)

Fair value of liabilities incurred	$5,419	$—

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	General

The Company and its Operations

Sirona Dental Systems, Inc. (“Sirona,” the “Company,” “we,” “us,” and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries) is the leading manufacturer of high-quality, technologically advanced dental equipment, and is focused on developing, manufacturing and marketing innovative systems and solutions for dentists around the world. We offer a broad range of products across all major segments of the dental technology market including CEREC and our other CAD/CAM systems, digital intra oral and 2D and 3D panoramic imaging systems, treatment centers and instruments. The Company acquired Schick Technologies, Inc. (“Schick”) in 2006, in a transaction accounted for as a reverse acquisition (the “Exchange”), further expanding our global presence and product offerings and strengthening our research and development capabilities. On October 1, 2012, Schick was merged with and into a new Sirona subsidiary named Sirona Dental, Inc. (“Sirona Dental”), a Delaware corporation. Sirona has served equipment dealers and dentists worldwide for more than 130 years. The Company’s headquarters are located in Long Island City, New York with its primary facility located in Bensheim, Germany, as well as other support, manufacturing, assembling, and sales and service facilities located around the globe.

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the reporting date and the reported amounts of revenues and expenses for the interim period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information not misleading. The year-end condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of December 31, 2012, and the results of operations and cash flows for the three months ended December 31, 2012 and 2011, respectively, as applicable to interim periods have been made. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

Comprehensive Income

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On October 1, 2012, the Company adopted the new accounting guidance for reporting comprehensive income (“CI”) (ASU 2011-05, Presentation of Comprehensive Income). This new guidance requires that all non-owner changes in shareholders’ equity be presented either (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive statements. As a result, the Company reported all such changes in two separate, consecutive statements: Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Comprehensive Income (“CI Statement”). The Company previously reported these items in its Consolidated Statement of Changes in Equity (“Equity Statement”). As a result of adoption, this detailed information was moved from the Equity Statement to the new and separate CI Statement. The details for these items (category and type of change, current period movements, and related tax effects) are reported separately in Note 5 to the consolidated financial statements. All related disclosures have been adjusted accordingly. Prior year amounts and presentation associated with non-owner changes in shareholders’ equity have been adjusted accordingly to conform to the adoption.

3.	Business Acquisitions

On October 8, 2012, the Company acquired 100% of the outstanding shares of capital stock of a technology company that develops and manufactures dental products. The results of its operations have been included in the consolidated financial statements since this date. The results were not material to the consolidated financial statements.

The fair value of total consideration transferred for this acquisition totaled $46.6 million, consisting of cash of $36.7 million, settlements of prior balances, and contingent consideration arrangements. The contingent consideration arrangements require the Company to pay the former owners additional amounts contingent upon revenue milestones. These contingent arrangements provide for payments ranging from $0 up to a total of $13.0 million over the expected life cycle of the company’s major product. The fair value of the contingent arrangements at acquisition date was $5.4 million and will be remeasured through settlement, with changes in fair value recorded in income (amounts included in Note 16). The fair value of the contingent arrangements as of December 31, 2012, was $5.7 million, with the change in fair value of $0.3 million recorded in other (income)/expense in the income statement for the three months ended December 31, 2012.

4.	Employee Share-Based Compensation

ASC 718, Compensation – Stock Compensation, requires that all share based compensation arrangements, including grants of stock option awards to employees, be recognized based on the estimated fair value of the share-based payment award.

Equity Incentive Plan

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, restricted stock, RSU’s, and PSU’s. The 2006 Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of December 31, 2012, 743,981 shares were available for future grant under the 2006 Plan.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted and Performance-Based Stock Units

In the three months ended December 31, 2012, the Company granted 159,400 RSU’s on November 20, 2012 with a value of $62.20, the closing price of the Company’s common stock at the date of the grant.

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

Stock Options

In the three months ended December 31, 2012, the Company granted 130,500 stock options on November 20, 2012, under the 2006 Plan with a weighted average exercise price of $ 62.20 and weighted average fair value of $ 21.35 at the grant date. Grants generally vest over four years. All grants expire ten years after the date of the grant.

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

	Three months ended December 31, 2012	Year ended September 30, 2012
Expected Volatility	38.37%	39.17%
Risk-free rate	0.67%	0.91%
Expected term	5 years	5 years
Expected dividends	—	—

Compensation Costs

The following table summarizes compensation expense charged to income for stock-based compensation and additional information for the three months ended December 31, 2012:

	Three months ended December 31,
	2012	2011
Compensation Expense	$’000s
Cost of sales	$33	$32
Selling, general and administrative (1)	6,029	2,020
Research and development	35	41

	$6,097	$2,093

(1)	Includes the compensation charge of $3,764 for the modification of share based awards in connection with the Transition Agreement for the departing CEO and Chairman.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three months ended December 31, 2012
$’000s (except where noted)
Additional Information

Tax Information

Income tax benefit recognized for share-based compensation	$(1,639)

Tax benefit realized from option exercises	$(3,200)

Future Costs

Total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards	25,820

Weighted-average period expected for recognition of cost (in years)	3.1

Restricted and Performance-Based Stock Unit Activity

The following is a summary of Sirona’s RSU and PSU activity for the three months ended December 31, 2012:

	Three months ended December 31, 2012
	Restricted stock units		Performance-based stock units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	585,187	$38.47	13,000	$36.78
Granted	159,400	62.20	—	—
Vested	(72,825)	35.64	—	—
Forfeited	(2,500)	36.50	—	—

Outstanding at end of period	669,262	44.44	13,000	36.78

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Option Activity

The following is a summary of Sirona’s stock option activity for the three months ended December 31, 2012:

	Three months ended
	December 31, 2012
	Number of options	Weighted average exercise price
Outstanding at beginning of period	2,157,113	$17.63
Granted	130,500	62.20
Exercised	(136,455)	20.45
Forfeited	(1,250)	11.90

Outstanding at end of period	2,149,908	20.16

thereof vested and exercisable	1,832,149

		$’000s
Intrinsic value of options exercised		$5,685
Total fair value of options vested		$1,845
Aggregate intrinsic value of exercisable stock options		$90,357
Weighted average remaining contractual life (in years)		4.3

5.	Accumulated Other Comprehensive Income/(Loss)

	For the three months ended December 31,
	2012
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain/(loss) from hedging instruments	Total
	$’000s
Balance at beginning of period	$(34,017)	$5,478	$(1,258)	$(29,797)
Current increase / (decrease)	16,313	122	182	16,617
Income tax (expense) / benefit		(33)	(73)	(106)

Balance at end of period	(17,704)	$5,567	(1,149)	(13,286)
Less: Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax	46			46

Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(17,750)	$5,567	$(1,149)	$(13,332)

	For the three months ended December 31,
	2011
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain/(loss) from hedging instruments	Total
	$’000s
Balance at beginning of period	$16,007	$(4,698)	$—	$11,309
Current increase / (decrease)	(30,239)	346	(439)	(30,332)
Income tax (expense) / benefit		(96)	—	(96)

Balance at end of period	(14,232)	$(4,448)	(439)	(19,119)
Less: Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax	2			2

Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(14,234)	$(4,448)	$(439)	$(19,121)

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Inventories, net

	December 31,	September 30,
	2012	2012
	$’000s
Finished goods	$59,010	$50,878
Work in progress	13,650	12,349
Raw materials	35,707	29,561

	108,367	92,788
Inventory reserve	(16,243)	(11,781)

	$92,124	$81,007

7.	Intangible Assets and Goodwill

		Accumulated
	Gross	amortization	Net
	$’000s
As of December 31, 2012
Patents & Licenses	$147,601	$87,820	$59,781
Trademarks	128,786	755	128,031
Technologies and dealer relationships	443,447	374,589	68,858
In-process research & development (IPR&D)	70,167	—	70,167

	790,001	463,164	326,837

Goodwill	659,533	—	659,533

Total intangible assets	$1,449,534	$463,164	$986,370

		Accumulated
	Gross	amortization	Net
	$’000s
As of September 30, 2012
Patents & Licenses	$134,251	$83,241	$51,010
Trademarks	126,245	728	125,517
Technologies and dealer relationships	434,166	362,478	71,688
In-process research & development (IPR&D)	40,341	—	40,341

	735,003	446,447	288,556

Goodwill	631,077	—	631,077

Total intangible assets	$1,366,080	$446,447	$919,633

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The change in the value of goodwill from September 30, 2012 to December 31, 2012 is attributable to (i) foreign currency fluctuations, with an impact of $ 10,307, (ii) the acquisition of a technology company in the first quarter of fiscal year 2013, which resulted in $ 18,167 of goodwill based on preliminary estimates, and (iii) a reduction in goodwill by $ (18) as a result of tax benefits received subsequent to the Exchange for options that were vested and included in the determination of purchase price at the time of that acquisition.

Aside from normal amortization for the current fiscal year, the change in the value of intangible assets, excluding goodwill and the acquired IPR&D, from September 30, 2012 to December 31, 2012 is mainly attributable to (i) acquired patents and developed technology in connection with the acquisition of a technology company with an impact of $10,633 and $3,078, respectively, and (ii) foreign currency fluctuations, with an impact of $ 4,335.

The increase in IPR&D during the period resulted from the acquisition of a technology company. The total fair value of $70.2 million as of December 31, 2012, represents two projects.

For the first project, representing $40.3 million of the total IPR&D as of December 31, 2012, the remaining estimated cost to complete the project was $0.9 million. The project is 98% through the development phase; the remaining steps prior to product release are beta testing and regulatory approvals. The percentage of completion for the full project is 96%, and we anticipate project completion in the first half of fiscal year 2013.

For the second project, representing $29.9 million and acquired in the first quarter of fiscal year 2013, the remaining estimated cost to complete the project was $2.5 million as of December 31, 2012. The project is 50% through the development phase; the remaining steps prior to product release are further development, prototype finalization and testing, integration and field testing, and regulatory approvals. The percentage of completion for the full project is 35%, and we anticipate project completion in fiscal year 2014.

8.	Short-Term Debt and Current Portion of Long-Term Debt

The components of short-term debt are as follows:

	December 31,	September 30,
	2012	2012
	$’000s
Accrued interest on long-term debt	270	270
Other short-term debt	149	208

	$419	$478

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Long-Term Debt

The components of long-term debt are as follows:

	December 31,	September 30,
	2012	2012
	$’000s
New Senior Term Loan (“Facility A” Term Loan, variable rate) repayable in two installments in November 2015 and November 2016	$75,270	$75,270
Actual interest rate as of December 31, 2012: 2,8775%

	75,270	75,270
Less current portion	270	270

	$75,000	$75,000

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

The New Senior Facilities Agreement includes: (1) a term loan in an aggregate principal amount of $75 million (the “Facility A Term Loan”) available to Sirona or Sirona Dental, as borrower; (2) a 120 million Euro revolving credit facility (“Revolving Facility B”) available to Sirona Dental Systems GmbH and Sirona Dental Services GmbH, as initial borrowers; and (3) a $100 million revolving credit facility (“Revolving Facility C”) available to Sirona or Sirona Dental, as initial borrowers. The Revolving Facility B is available for borrowing in Euro or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There are no cross-border guarantees.

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

10.	Income Taxes

For the first three months of fiscal year 2013, an estimated effective tax rate of 24% has been applied, which would have resulted in an income tax provision of $13.1 million. The income tax provision for the first three months ended December 31, 2012, was $15.2 million and includes a tax expense of $2.2 million from a non-cash remeasurement of deferred tax assets and liabilities resulting from a local trade tax rate increase at our principal German operations, which was enacted in and effective beginning in the first quarter of fiscal year 2013. For the first three months of fiscal year 2012, a 23% estimated effective tax rate was applied, and the actual effective tax rate for fiscal year 2012 was 24%.

The Company’s effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes to statutory tax rates in the jurisdictions where the Company has operations, changes in the mix of earnings amongst jurisdictions with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns, tax planning initiatives, tax characteristics of income, as well as the timing and deductibility of expenses for tax purposes. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily as a result of lower statutory tax rates on foreign earnings of the Company’s operations outside of the United States. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

With limited exception, the Company and its subsidiaries are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by taxing authorities for tax returns filed with respect to periods prior to fiscal year 2005.

The company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of December 31, 2012, it remained management’s intention to continue to indefinitely reinvest such earnings in operations outside of the United States. In making this determination, the Company also evaluates its expected cash requirements in the United States. These foreign earnings relate to ongoing operations and, as of December 31, 2012, the approximate amount of undistributed foreign earnings amounted to $310 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Income per Share

The computation of basic and diluted income per share is as follows:

	Three months ended December 31,
	2012	2011
	$’000s (except for share amounts)
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$38,302	$38,277

Weighted average shares outstanding - basic	55,004,471	55,783,648
Dilutive effect of stock-based compensation	1,323,456	1,337,857

Weighted average shares outstanding - diluted	56,327,927	57,121,505

Net income per share
Basic	$0.70	$0.69

Diluted	$0.68	$0.67

There were no stock options excluded from the computation of diluted earnings per share for the three months ended December 31, 2012 and December 31, 2011.

12.	Product warranty

The following table provides the changes in the product warranty accrual for the three months ended December 31, 2012 and 2011:

	Three months ended December 31,
	2012	2011
	$’000s
Balance at beginning of the period	$8,482	$8,735
Accruals for warranties issued during the period	3,828	4,403
Warranty settlements made during the period	(4,010)	(4,028)
Translation adjustment	152	(325)

Balance at end of the period	$8,452	$8,785

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended December 31,
	2012	2011
	$’000s
Service cost, net	$50	$55
Interest cost	535	631
Amortization of actuarial gains	32	(80)

Net periodic benefit cost	$617	$606

14.	Net Other Operating Income

The components of net other operating income for the periods under report are as follows:

	Three months ended December 31,
	2012	2011
	$’000s
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2,500	$2,500
Gain from patent infringement settlement	4,414	—

	$6,914	$2,500

The gain from a patent infringement settlement for the three months ended December 31, 2012, represents amounts received related to prior years.

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

The Euro is the functional currency for many of Sirona’s subsidiaries, including its primary sales and manufacturing operations in Germany. During the periods under review, the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results. In order to manage foreign currency exposures, the Company enters into foreign exchange forward contracts (USD, AUD, and JPY). The Company enters into forward contracts that are considered to be economic hedges but which are not considered hedging instruments under ASC 815. As of December 31, 2012, these contracts had notional amounts totaling $68.6 million. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at December 31, 2012 is described in Note 16 Fair Value Measurements.

The following tables summarize the impact of gains and losses from the fair value changes of the Company’s derivative instruments reported in our condensed consolidated statement of income for the three months ended December 31, 2012 and 2011 were as follows:

Derivatives Designated as Cash Flow Hedging

	For the three months ended December 31,
	2012	2011
	Amount of (Gain)/Loss Recognized in Accumulated Other Comprehensive Income
	$’000s
Interest rate swap contracts	$(182)	$439

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivatives Not Designated as Hedging Instruments

		For the three months ended December 31,
		2012	2011
	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
		$’000s
Foreign exchange contracts	(Gain)/Loss on derivative instruments, net	(1,346)	436

Total		$(1,346)	$436

16.	Fair Value Measurements

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2012:

	December 31, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$44,243	$—	$—	$44,243
Derivative Assets	—	1,805	—	1,805
Liabilities
Derivative Liabilities	—	(61)	—	(61)
Business Acquisition-related liabilities	—	-	(13,722)	(13,722)

Total	$44,243	$1,744	$(13,722)	$32,265

	September 30, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$84,216	$—	$—	$84,216
Derivative Assets	—	730	—	730
Liabilities
Derivative Liabilities	—	(356)	—	(356)
Business Acquisition-related liabilities	—	—	(7,864)	(7,864)

Total	$84,216	$374	$(7,864)	$76,726

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The change in the fair value of the business acquisition-related liabilities was $5.8 million, of which $5.7 million resulted from the business acquisition in the current period, and a total for all acquisitions of $0.4 million was recorded in other (income)/expense in the income statement for the three months ended December 31, 2012.

In the Company’s December 31, 2012 and September 30, 2012 Condensed Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

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

The following tables reflect the results of the Company’s reportable segments under the Company’s management reporting system. The segment performance measure used to monitor segment performance is gross profit (‘‘Segment Performance Measure’’) excluding the impact of the acquisition of control of the Sirona business by Sirona Holdings Luxco S.C.A. (“Luxco”) – the former controlling shareholder, a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners (“MDP”); Beecken Petty O’Keefe and management of Sirona through a leveraged buyout transaction on June 30, 2005 (the “MDP Transaction”); and the Exchange. This measure is considered by management to better reflect the performance of each segment as it eliminates the need to allocate centrally incurred costs and significant purchase accounting impacts that the Company does not believe are representative of the performance of the segments. Starting in fiscal year 2013, the Electronic Center has been outsourced; therefore, an intercompany elimination is no longer required. Furthermore, the Company monitors performance geographically by region. As the Company manages its business on both a product and a geographical basis, U.S. GAAP requires segmental disclosure based on product information.

	Three months ended December 31,
	2012	2011
	$’000s
Revenue External
Dental CAD/CAM Systems	$95,595	$84,226
Imaging Systems	96,960	94,435
Treatment Centers	53,438	51,259
Instruments	26,411	28,033

Total	272,404	257,953

Electronic center	—	163

Total	$272,404	$258,116

Revenue Internal
Dental CAD/CAM Systems	$—	$—
Imaging Systems	—	5
Treatment Centers	1	2
Instruments	3,163	2,897
Intercompany elimination	(3,164)	(2,904)

Total	—	—

Electronic center	—	6,342
Intercompany elimination	—	(6,342)

Total	$—	$—

Revenue Total
Dental CAD/CAM Systems	$95,595	$84,226
Imaging Systems	96,960	94,440
Treatment Centers	53,439	51,261
Instruments	29,574	30,930

Total	275,568	260,857

Electronic center	—	6,505

Total	$275,568	$267,362

Segment performance measure
Dental CAD/CAM Systems	$67,556	$59,742
Imaging Systems	58,336	54,072
Treatment Centers	21,181	20,552
Instruments	12,200	13,403

Total	159,273	147,769

Electronic center and corporate	1,621	2,282

Total	$160,894	$150,051

Depreciation and amortization expense
Dental CAD/CAM Systems	$3,029	$2,145
Imaging Systems	1,446	1,562
Treatment Centers	1,940	1,895
Instruments	1,101	935

Total	7,516	6,537

Electronic center and corporate	684	421

Total	$8,200	$6,958

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three months ended December 31, 2012 and 2011 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended December 31,
	2012	2011
	$’000s
Revenue
Total segments (external)	$272,404	$257,953
Electronic center	—	163

Consolidated revenue	272,404	258,116
Depreciation and amortization
Total segments	7,517	6,537
Differences management reporting vs. US GAAP, electronic center and corporate	10,395	12,718

Consolidated depreciation and amortization	17,912	19,255

Segment performance measure
Total segments	159,273	147,769
Differences management reporting vs. US GAAP, electronic center and corporate	(7,402)	(8,986)

Consolidated gross profit	151,871	138,783

Selling, general and administrative expense	85,783	73,646
Research and development	14,095	13,286
Provision for doubtful accounts and notes receivable	70	39
Net other operating income	(6,914)	(2,500)
(Gain)/loss on foreign currency transaction , net	4,580	2,230
(Gain)/loss on derivative instruments	(1,346)	436
Interest expense, net	970	903
Other expense/(income)	340	262

Income before taxes	$54,293	$50,481

Concentration of Revenue

A substantial portion of our revenue comes from two distributors accounting for more than 10% of revenues. Patterson Companies, Inc. (“Patterson”) accounted for 34% and 27% of our total revenues for the three months ended December 31, 2012 and 2011, respectively. Henry Schein, Inc. (“Henry Schein”) accounted for 13% and 17% of our total revenues for the three months ended December 31, 2012 and 2011, respectively. Together, these two customers represented 47% and 45% of our total revenues for the three months ended December 31, 2012 and 2011, respectively. The accounts receivable from these two customers totaled $ 72,645 and $ 51,885 for the three months ended December 31, 2012 and 2011, respectively. These revenues were earned across all segments, with a significant portion of revenues with Patterson being earned in the CAD/CAM and Imaging segments. No other customer accounted for more than 10% of revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this Report and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in “Results of Operations” in this Item and elsewhere in this Report. All amounts are reported in thousands of U.S. Dollars ($), except as otherwise disclosed.

This report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans” and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. All forward looking statements speak only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

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

Sirona has a long tradition of innovation in the dental industry. The Company introduced the first dental electric drill approximately 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (CAD/CAM) system 27 years ago, and numerous other significant innovations in dentistry. Sirona continues to make significant investments in research and development (“R&D”), and its track record of innovative and profitable new products continues today with numerous product launches including: the Omnicam and Schick 33 (both launched in August 2012), the Orthophos XG 3D imaging unit (launched in March 2011), Sinius treatment center (launched in March 2011), CEREC 4.0 software (launched in March 2011), the Galileos and CEREC combination (launched in September 2009), the CEREC AC unit (launched in January 2009), the Galileos Compact 3D imaging system (launched in July 2008), the TENEO treatment center (launched in July 2008) and the CAD/CAM milling unit MC XL (launched in fiscal year 2007).

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

The U.S. market is the largest individual market for Sirona, followed by Germany. Between fiscal years 2004 and 2012, the Company increased U.S. revenues from $88.2 million to $284.9 million, driven by innovative products, particularly in the CAD/CAM and Imaging segments and the Schick acquisition. Patterson made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution rights for CAD/CAM products in the U.S. and Canada until 2017 (the

“Patterson Exclusivity Payment”). The amount received was recorded as deferred income and is being recognized on a straight-line basis commencing at the beginning of the extension of the exclusivity period in fiscal year 2008. In May 2012, the Company and Patterson amended and restated the terms of their business relationship set forth in that Distribution Agreement with respect to distribution of certain products throughout the United States; however, it did not amend or restate the business relationship with respect to distribution in Canada. The amendment and restatement of the Distribution Agreement addressed issues related to pricing, termination and annual minimum purchase quotas, and provided growth targets which, if achieved, extend the companies’ exclusivity period.

In addition to strong U.S. market growth, Sirona has pursued expansion in non-U.S. and non-German markets. Between fiscal years 2004 and 2012, the Company increased revenues in non-U.S. and non-German markets from $190.9 million to $535.1 million. To support this growth, Sirona expanded its local presence and distribution channels by establishing sales and service locations e.g. in Japan, Australia, China, South Korea, Italy, France, Brazil, and Russia. The expansion was one of the main contributors to increased market share but also required additional SG&A expenses.

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

At the end of August, we launched our new CEREC Omnicam camera, which further strengthens Sirona’s leadership position in the CAD/CAM market. The Omnicam’s features are particularly notable: video streaming, digitization of jaw structures in their natural color, and powderless scanning of tooth surfaces.

For the three months ended December 31, 2012, we posted a record quarter, with revenues up 8.6% on a constant currency basis over a strong first quarter in fiscal year 2012, where revenues grew 10.2% constant currency. Revenues were exceptionally strong in the U.S., where we grew 29.0%. On a segment basis, we experienced very strong growth in our CAD/CAM segment, where we benefited from the Omnicam launch and as well as a generally increasing demand for products in this segment. During the quarter, we experienced capacity constraints due to the ramp up of the Omnicam production; thus, we prioritized shipments to the U.S. Gross profit increased by $13.1 million, which was largely offset by a $12.1 million increase in SG&A expenses. SG&A expenses include $7.3 million related to the Transition Agreement for the departing Chairman and CEO, filed as an Exhibit with the Company’s Annual Report on Form 10-K on November 16, 2012 (the “Transition Agreement”). The major driver of the residual increase in SG&A expenses of $4.8 million was the continued strategic expansion of our sales and service infrastructure in key growth markets. As a result, operating income increased 8.3%. Operating income includes a year-over-year decrease in amortization of $2.6 million. Operating cash flow remained very strong and doubled over the comparative prior-year period.

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

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currencies vary depending on the country of operation. For the three months ended December 31, 2012, approximately 37% of Sirona’s revenue and approximately 72% of its expenses were in Euro. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2011 and December 31, 2012, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $1.2326 to a high of $1.4155. Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. The Company does not apply hedge accounting to such contracts. As of December 31, 2012, these contracts had notional amounts totaling $68.6 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information above and under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. The average exchange rate for the three months ended December 31, 2012, was $1.29708 and varied from $1.28296 to $ 1.31075. For the three months ended December 31, 2011, an average quarterly exchange rate converting Euro denominated revenues into U.S. Dollars of $1.34934 was applied.

Loans made to Sirona under both the Prior Senior Facilities Agreement entered into on November 22, 2006, and the New Senior Facilities Agreement entered into on November 14, 2011, are denominated in the functional currency of the respective borrowers. See “Liquidity and Capital Resources” for a discusion of our Senior Facilities Agreements. However, intra-group loans are denominated in the functional currency of only one of the parties to the loan agreements. Where intra-group loans are of a long-term investment nature, the potential non-cash fluctuations in exchange rates are reflected within other comprehensive income. These fluctuations may be significant in any period due to changes in the exchange rate between the Euro and the U.S. Dollar.

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

Effective Tax Rate

Sirona’s effective tax rate may vary significantly from period to period and, as a global enterprise, can be influenced by many factors. These factors include, but are not limited to, changes to statutory tax rates in the jurisdictions where the Company has operations, changes in the mix of earnings amongst jurisdictions with differing statutory tax rates (including the result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns, tax planning initiatives, tax characteristics of income, changes in exchange rates, as well as the timing and deductibility of expenses for tax purposes.

The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily as a result of lower statutory tax rates on foreign earnings at the Company’s operations outside of the United States. The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because, as of December 31, 2012, it remained management’s intention to continue to indefinitely reinvest such earnings in operations outside of the United States. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Revenue

Revenue for the three months ended December 31, 2012 was $272.4 million, an increase of $14.3 million, or 5.5%, as compared with the three months ended December 31, 2011. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 8.6%. By segment, CAD/CAM Systems increased 13.5% (up 16.5% on a constant currency basis), Treatment Centers increased 4.3% (up 8.4% on a constant currency basis), Imaging Systems increased 2.7% (up 4.9% on a constant currency basis), and Instruments decreased 5.8% (down 2.1% on a constant currency basis).

The 8.6% revenue growth on a constant currency basis was against a challenging comparison. In the first quarter in fiscal year 2012, revenues increased 10.2% on a constant currency basis.

CAD/CAM segment revenues benefited from the Omnicam launch and a generally increasing demand for products in this segment. During the quarter, we experienced capacity constraints due to the ramp up of the Omnicam production; thus, we prioritized shipments to the U.S. In our Treatment Center segment, we continued the above-market growth trajectory. Sales were particularly strong in Germany with robust demand for our Sinius treatment center. The Imaging segment was up 4.9% on a constant currency basis over a very challenging prior-year comparison, where we grew 24.3% on a constant currency basis. Sales were particularly strong in the U.S., and we continue to experience robust demand for our 2D and 3D Orthophos products. Revenues in the Instruments segment were slightly below the prior year against a challenging comparison with the first quarter of the prior fiscal year, where Instruments experienced growth of 7.5% (8.4% on a constant currency basis).

Revenues in the U.S. for the three months ended December 31, 2012 were exceptionally strong, with an increase of 29.0% compared to the prior-year period. U.S. revenues benefited from strong demand for our Imaging and CAD/CAM products, the expanded agreement with Patterson, as well as the impact from the implementation of the Medical Device Tax in 2013 and anticipated changes in tax benefits. Revenue outside the U.S. decreased by 3.3%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 0.6%. Sales in international markets were impacted by capacity constraints for the Omnicam and the resulting prioritization, the challenging prior-year comparison for Imaging, and a back-end loaded order intake during the quarter, which will translate into sales in the second quarter of fiscal year 2013.

Revenue growth on a constant currency basis was mainly volume driven. Prices in general remained stable, with the exception of pricing pressure in imaging product lines.

Cost of Sales

Cost of sales for the three months ended December 31, 2012 was $120.5 million, an increase of $1.2 million, or 1.0%, as compared with the three months ended December 31, 2011. Gross profit as a percentage of revenue was 55.8% compared to 53.8% in the prior year period. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $9.0 million as well as non-cash share-based compensation expense of $0.03 million for the three months ended December 31, 2012 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $11.2 million and non-cash share-based compensation expense of $0.03 million for the three months ended December 31, 2011. Excluding these amounts, cost of sales as a percentage of revenue was 40.9 % for the three months ended December 31, 2012 compared with 41.9% for the three months ended December 31, 2011, and therefore gross profit as a percentage of revenue was 59.1%, compared to 58.1% in the prior year period. The increase in the gross profit margin was mainly due to product and regional mix.

Gross Profit

We use gross profit, excluding the impacts of the MDP Transaction and the Exchange, to monitor segment performance. By segment, gross profit developed in the three months ended December 31, 2012 compared to the three months ended December 31, 2011 as follows: CAD/CAM Systems increased 13.1%, Imaging Systems increased 7.9%, Treatment Centers increased 3.1%, and Instruments decreased by 9.0%. The CAD/CAM segment gross profit benefited from the strong increase in sales, and the gross profit margin was on the same level as the prior year. The increase in the Imaging segment gross profit and gross profit margin was driven by higher sales and a favorable product and regional mix. The increase in the Treatment Center segment gross profit was driven by increased volume. The slight decrease in this segment’s gross profit margin was mainly due to product mix. Gross profit and gross profit margin for the Instruments segment were below the prior year level. This decrease in gross profit margin was mainly driven by a challenging year-over-year comparison, lower hygiene product sales, and the handpiece product mix. For more information, see Note 17 to our condensed consolidated financial statements for revenues and gross profit by segment for each of the fiscal periods under report.

Selling, General and Administrative

For the three months ended December 31, 2012, SG&A expense was $85.8 million, an increase of $12.1 million, or 16.5%, as compared with the three months ended December 31, 2011. SG&A expense includes $7.3 million for the Transition Agreement with the departing Chairman and CEO, which includes a $3.8 million non-cash charge for the modification of share-based awards. Excluding the effects of the Transition Agreement, SG&A expense increased $4.8 million, or 6.5%. SG&A expense also included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $0.6 million as well as other non-cash share-based compensation expense in the amount of $2.3 million for the three months ended December 31, 2012, compared with $0.7 million and $2.0 million, respectively, for the three months ended December 31, 2011. Excluding the above amounts, as a percentage of revenue, SG&A expense was 27.8% for the three months ended December 31, 2012, as compared with 27.5% for the three months ended December 31, 2011. During the quarter, we continued to implement our strategy to invest in the expansion of our sales and service infrastructure to capitalize on opportunities to gain market share and to build up our presence in key growth markets.

Research and Development

R&D expense for the three months ended December 31, 2012, was $14.1 million, an increase of $0.8 million. The increase is mainly driven by the timing of projects.

R&D expense included non-cash share-based compensation expense in the amount of $0.04 million for the three months ended December 31, 2012, and for the three months ended December 31, 2011, respectively. Excluding this amount, as a percentage of revenue, R&D expense increased to 5.2% for the three months ended December 31, 2012, compared to 5.1% for the three months ended December 31, 2011.

Net Other Operating Income

Net other operating income for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 was as follows:

	Three months ended December 31,
	2012	2011
	$ millions
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5
Gain from patent infringement settlement	4.4	—

	$6.9	$2.5

The gain from a patent infringement settlement for the three months ended December 31, 2012, represents amounts received related to prior years.

(Gain)/Loss on Foreign Currency Transactions

The loss on foreign currency transactions for the three months ended December 31, 2012 amounted to $4.6 million and compares to a loss of $2.2 million for the three months ended December 31, 2011. The components of these results are as follows:

	Three months ended December 31,
	2012	2011
	$ millions
Unrealized non-cash foreign exchange (gain)/loss from translation adjustment of deferred income related to the Patterson exclusivity payment	$(1.0)	$2.5
Unrealized non-cash foreign exchange (gain)/loss on short-term intra-group loans	(1.8)	3.3
(Gain)/loss on other foreign currency transactions	7.4	(3.6)

	$4.6	$2.2

(Gain)/Loss on Derivative Instruments

The gain of $1.3 million on derivative instruments for the three months ended December 31, 2012 compared to a loss of $0.4 million for the three months ended December 31, 2011. In both periods, the gain and loss, respectively, related to unrealized non-cash gains and losses on foreign currency hedges.

Interest Expense

Net interest expense for the three months ended December 31, 2012, was $1.0 million, compared to $0.9 million for the three months ended December 31, 2011.

Income Tax Provision

For the three months ended December 31, 2012 and 2011, Sirona recorded a profit before income taxes of $54.3 million and $50.5 million, respectively. The income tax provision for the three months ended December 31, 2012 and 2011, was $15.2 million and $11.6 million, respectively.

The income tax provision as of December 31, 2012, includes the effect from a local trade tax increase at our principal German operations, which was enacted in and effective beginning in the first quarter of fiscal year 2013. This tax rate change primarily involved a non-cash remeasurement of deferred tax assets and liabilities, which resulted in a tax expense of $2.2 million. Excluding this amount, the estimated effective tax rate for the first quarter of fiscal year 2013 was 24.0% and compares to estimated tax rates applied of 23.0% in the first quarter of fiscal year 2012 and an actual effective tax rate of 24.0% in fiscal year 2012. The estimated effective tax rate is primarily driven by the expected mix of earnings across different jurisdictions.

Net Income

Net income for the three months ended December 31, 2012 was $39.1 million, an increase of $0.2 million, as compared with the three months ended December 31, 2011. Major influencing factors on net income were (i) the increase in gross profit, mainly due to increased sales, (ii) a gain from a patent infringement settlement, (iii) an increase in SG&A expense due to the expenses related to the Transition Agreement for the departing Chairman and CEO of $7.3 million and continued investments in the expansion of our global sales and service infrastructure, and (iv) foreign currency transaction losses. Net income for the three months ended December 31, 2012 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction—deal related amortization and depreciation) of $ 9.6 million ($7.3 million net of tax), a foreign currency gain on the deferred income from the Patterson exclusivity payment of $1.0 million ($0.8 million net of tax), a gain on the revaluation of short-term intra-group loans of $1.8 million ($1.4 million net of tax), and the effect from a non-cash remeasurement of deferred tax assets and liabilities resulting from a local trade tax rate increase at our principal German operations of $2.2 million.

Sirona’s net income for the three months ended December 31, 2011 included deal related amortization and depreciation of assets acquired in past business combinations of $12.0 million ($9.2 million net of tax), currency revaluation losses on the Patterson exclusivity payment of $2.5 million ($1.9 million after tax), and a loss on the revaluation of short-term intra-group loans of $3.3 million ($2.5 million net of tax).

Share-based compensation expense was $6.1 million ($4.6 million net of tax) for the three months ended December 31, 2012 compared to $2.1 million ($1.6 million net of tax) in the prior year period.

Liquidity and Capital Resources

Historically, Sirona’s principal uses of cash, apart from operating requirements, including research and development expenses, have been for interest payments, debt repayment, and acquisitions. Operating capital expenditures typically are approximately equal to operating depreciation (excluding any effects from the increased amortization and depreciation expense resulting from the step-up to fair values of Sirona’s and Sirona Dental’s assets and liabilities required under purchase accounting). These expenditures may temporarily exceed operating depreciation for larger-scale infrastructure and other investment activities that the Company may undertake from time to time. The Company also uses cash for occasional purchases of treasury shares pursuant to stock repurchase programs. Sirona believes that its operating cash flows, available cash, and available financing will be sufficient to fund its working capital needs, research and development expenses, and anticipated capital expenditures for the foreseeable future.

Cash and cash equivalents of $112 million held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

On November 14, 2011, the Company entered into a new senior facilities agreement (the “New Senior Facilities Agreement’) with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors, and as of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. Initial borrowings under the New Senior Facilities Agreement were used to retire the outstanding borrowings under the Company’s previous credit facilities. Please see “New Senior Facilities Agreement” within this section and Note 9 to our consolidated financial statements for a complete description of this New Senior Facilities Agreement.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to consolidated adjusted EBITDA (“Consolidated Adjusted EBITDA”), determined on the basis of the last twelve months, of no more than 3.00 to 1. The Company is required to determine its compliance with the covenants as of September 30 and March 31. As of September 30, 2012, the most recent period for which this ratio was calculated, the Company was in compliance. For further information regarding the calculation of this ratio as of September 30, 2012, please see our Form 10-K for the fiscal year ended September 30, 2012, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Cash Flows

	Three months ended December 31,
	2012	2011
	$’000s
Net cash provided by operating activities	$33,690	$16,338
Net cash used in investing activities	(45,295)	(7,941)
Net cash used in by financing activities	(16,824)	(248,610)

Decrease in cash during the period	$(28,429)	$(240,213)

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $33.7 million for the three months ended December 31, 2012 compared to $16.3 million for the three months ended December 31, 2011. The primary contributing factors to the increase in cash provided by operating cash flows in the three months ended December 31, 2012 were higher gross profit and the payments received from the settlement of a patent infringement claim. The primary contributing factor to the decrease in the net cash provided by operating activities in the three months ended December 31, 2011, was an increase in accounts receivable, driven by the overall increase in revenues, a decrease in accounts payable, as well as the expansion of our global sales and service infrastructure, resulting in higher working capital requirements.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions and long-lived asset disposals. The primary contributors to the investing cash outflow in the three months ended December 31, 2012 were the acquisition of a technology company for $35.0 million and capital expenditures in the course of normal operating activities. For the three months ended December 31, 2011, net cash used in investing activities represented capital expenditures in the normal course of business.

Net Cash Used in by Financing Activities

Net cash used in financing activities was $16.8 million for the three months ended December 31, 2012, compared to $248.6 million for the three months ended December 31, 2011. Net cash used in financing activities in the three months ended December 31, 2012, mainly results from the purchase of treasury shares pursuant to our current stock repurchase program, partly offset by proceeds and tax-related benefits from exercises of stock options previously granted in the Company’s stock based compensation activities. Net cash used in financing activities in the three months ended December 31, 2011 results from repayment of our prior senior term loans in November 2011, partly offset by proceeds from borrowings under new senior term loans and revolving facilities.

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

The New Senior Facilities Agreement includes: (1) a term loan in an aggregate principal amount of $75 million (the “Facility A Term Loan”) available to Sirona or Sirona Dental, as borrower; (2) a 120 million Euro revolving credit facility (“Revolving Facility B”) available to Sirona Dental Systems GmbH and Sirona Dental Services GmbH, as initial borrowers; and (3) a $100 million revolving credit facility (“Revolving Facility C”) available to Sirona or Sirona Dental, as initial borrowers. The Revolving Facility B is available for borrowing in Euro or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There are no cross-border guarantees.

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

Other Financial Data

	Three months ended December 31,
	2012	2011
	$’000s
Net income attributable to Sirona Dental Systems, Inc.	$38,302	$38,277
Net interest expense	970	903
Provision for income taxes	15,226	11,611
Depreciation	8,200	6,958
Amortization	9,712	12,297

EBITDA	$72,410	$70,046

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

In addition to EBITDA, the accompanying financial tables also set forth certain supplementary information that Sirona believes is useful for investors in evaluating Sirona’s underlying operations. This supplemental information includes gains/losses recorded in the periods presented which relate to the early extinguishment of debt, share based compensation, revaluation of the U.S. Dollar-denominated Patterson Exclusivity Payment and borrowings where the functional currency is the Euro, and the Exchange. Sirona’s management believes that these items are either nonrecurring or non-cash in nature, and should be considered by investors in assessing Sirona’s financial condition, operating performance and underlying strength.

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

Supplemental Information

	Three months ended December 31,
	2012	2011
	$’000s
Share-based compensation (1)	$6,097	$2,093
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of the $-denominated exclusivity fee	(967)	2,503
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of short-term intra-group loans	(1,768)	3,347

	$3,362	$7,943

(1)	Includes the compensation charge of $3,764 for the modification of share based awards in connection with the Transition Agreement for the departing CEO and Chairman.

Recent Accounting Pronouncements Not Yet Adopted

Please see Note 2 to the unaudited condensed consolidated financial statements for any discussions of recently issued accounting pronouncements that have not yet been adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk as reported under Part II, Item 7A in its Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2012. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2012, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The number and average price of shares repurchased during the three months ended December 31, 2012 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	$’000s (except per share amounts)
October 1 - October 31, 2012	82,535	56.09	82,535	26,597
November 1 - November 30, 2012	23,900	59.88	23,900	25,166
December 1 - December 31, 2012	176,945	62.80	176,945	14,054

	283,380		283,380

(1)	In August 2011, the Company’s Board of Directors announced a stock repurchase program to purchase up to an aggregate of $100,000,000 of its common stock in open market or privately-negotiated transactions effective through September 2014. The Company is not obligated to acquire any particular amount of common stock and may suspend the program at any time at its discretion without prior notice.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2012 and September 30, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended December 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2012 and 2011, (iv) Consolidated Statements of Shareholders’ Equity for the three months ended December 31, 2012 and 2011, and (v) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011, and (v) Notes to Consolidated Condensed Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2013

Sirona Dental Systems, Inc.

By:	/s/ Simone Blank
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)