Form 10-Q
period 2013-03-31
SIRONA DENTAL SYSTEMS, INC.
filed 2013-05-10
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,937,784.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2013

2

PART I	FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Financial Statement Notes	March 31, 2013	September 30, 2012
		(unaudited)
		$’000s (except per share amounts)
ASSETS
Current assets
Cash and cash equivalents		$156,088	$151,088
Restricted cash		167	—
Accounts receivable, net of allowance for doubtful accounts of $1,535 and $1,408, respectively		126,311	132,569
Inventories, net	6	106,376	81,007
Deferred tax assets	10	28,271	24,781
Prepaid expenses and other current assets		24,211	17,622
Income tax receivable	10	1,946	2,213

Total current assets		443,370	409,280

Property, plant and equipment, net of accumulated depreciation and amortization of $139,845 and $125,706, respectively		146,496	143,351
Goodwill	7	644,134	631,077
Intangible assets, net of accumulated amortization of
$463,173 and $446,447, respectively	7	309,924	288,556
Other non-current assets		4,337	9,382
Deferred tax assets	10	13,011	12,888

Total assets		$1,561,272	$1,494,534

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		$67,442	$51,961
Short-term debt and current portion of long-term debt	8	344	478
Income taxes payable	10	10,729	14,906
Deferred tax liabilities	10	336	817
Accrued liabilities and deferred income		115,753	118,075

Total current liabilities		194,604	186,237

Long-term debt	9	75,000	75,000
Deferred tax liabilities	10	131,350	122,441
Other non-current liabilities		24,372	16,852
Pension related provisions	13	61,313	61,629
Deferred income		35,000	40,000

Total liabilities		521,639	502,159

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		0	0
Common stock ($0.01 par value; 95,000,000 shares authorized;
56,868,619 shares issued and 54,937,167 shares outstanding at Mar. 31, 2013; 56,598,045 shares issued and 55,051,673 shares outstanding at Sept. 30, 2012		569	566
Additional paid-in capital		708,241	699,279
Treasury stock (at cost)
1,931,452 shares held at cost at Mar. 31, 2013; 1,546,372 shares held at cost at Sept. 30, 2012		(92,926)	(69,058)
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		507,431	437,471
Accumulated other comprehensive income/(loss)	5	(36,420)	(29,797)

Total Sirona Dental Systems, Inc. shareholders’ equity		1,037,792	989,358

Noncontrolling interests		1,841	3,017

Total shareholders’ equity		1,039,633	992,375

Total liabilities and shareholders’ equity		$1,561,272	$1,494,534

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Financial Statement	Three months ended March 31,		Six months ended March 31,
	Notes	2013	2012	2013	2012
		$’000s (except per share amounts)		$’000s (except per share amounts)
Revenue		$267,326	$231,864	$539,730	$489,980
Cost of sales		122,620	107,215	243,153	226,548

Gross profit		144,706	124,649	296,577	263,432

Selling, general and administrative expense		83,992	72,667	169,775	146,313
Research and development		15,102	13,638	29,197	26,924
Provision for doubtful accounts and notes receivable		547	728	617	767
Net other operating income		(2,500)	(2,500)	(9,414)	(5,000)

Operating income		47,565	40,116	106,402	94,428
(Gain)/loss on foreign currency transactions, net		1,417	1,350	5,997	3,580
(Gain)/loss on derivative instruments	15	2,564	(2,936)	1,218	(2,500)
Interest expense, net		830	1,014	1,800	1,917
Other expense/(income)		342	228	682	490

Income before taxes		42,412	40,460	96,705	90,941
Income tax provision	10	10,179	9,305	25,405	20,916

Net income		32,233	31,155	71,300	70,025
Less: Net income attributable to noncontrolling interests		575	634	1,340	1,227

Net income attributable to Sirona Dental Systems, Inc.		$31,658	$30,521	$69,960	$68,798

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):	11
- Basic		$0.58	$0.55	$1.27	$1.23
- Diluted		$0.56	$0.54	$1.24	$1.21
Weighted average shares - basic		54,928,332	55,683,043	55,083,264	55,804,656
Weighted average shares - diluted		56,202,296	56,916,390	56,384,483	57,025,942

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Financial Statement	Three months ended March 31,		Six months ended March 31,
	Notes	2013	2012	2013	2012
		$’000s		$’000s
Net income		$32,233	31,155	$71,300	70,025
Other comprehensive income/(loss), net of tax:	5

Cumulative translation adjustment		(23,300)	22,834	(6,987)	(7,405)
Net gain/(loss) on derivative financial instruments (hedging)		181	(231)	231	(670)
Unrecognized elements of pension cost, net of tax		(235)	(79)	(146)	171

Total other comprehensive income/(loss)		(23,354)	22,524	(6,902)	(7,904)

Total comprehensive income/(loss)		8,879	53,679	64,398	62,121

Less: Comprehensive income/(loss) attributable to noncontrolling interests		250	826	1,061	1,421

Comprehensive income/(loss) attributable to Sirona Dental Systems, Inc. shareholders		$8,629	$52,853	$63,337	$60,700

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Sirona Dental Systems, Inc. Shareholders
	Common share capital	Number of common shares issued and outstanding	Additional paid-in capital	Treasury Stock	Excess of purchase price over predecessor basis	Retained earnings	Accumulated other comprehensive income/(loss)	Total Sirona Dental Systems, Inc. Shareholders	Noncontrolling Interests	Total
	$’000s (except for amount of common shares issued)
Balances as of September 30, 2011	$563	55,815,323	$685,617	$(19,749)	(49,103)	$303,639	$11,309	$932,276	$3,644	$935,920
Issuance of common stock upon exercise of options	2	161,836	1,664					1,666		1,666
Purchase of treasury stock (at cost)		(371,070)		(16,779)				(16,779)		(16,779)
Stock compensation			4,290					4,290		4,290
Tax effect of stock options exercised and net effect of vesting of RSUs/PSUs			(753)					(753)		(753)
Dividend distribution to noncontrolling interest			—					—	(1,689)	(1,689)
Comprehensive income	—	—	—	—	—	68,798	(8,098)	60,700	1,421	62,121

Balances as of March 31, 2012	$565	55,606,089	$690,818	$(36,528)	(49,103)	$372,437	$3,211	$981,400	$3,376	$984,776

Balances as of September 30, 2012	$566	55,051,673	$699,279	$(69,058)	(49,103)	$437,471	$(29,797)	$989,358	$3,017	$992,375
Issuance of common stock upon exercise of options and net effect of vesting of RSUs/PSUs	3	270,574	3,582					3,585		3,585
Purchase of treasury stock (at cost)		(385,080)	—	(23,868)				(23,868)		(23,868)
Stock compensation			8,352					8,352		8,352
Tax effect of stock options exercised and net effect of vesting of RSUs/PSUs			(2,388)					(2,388)		(2,388)
Purchase of shares from noncontrolling interest			(584)					(584)	(802)	(1,386)
Dividend distribution to noncontrolling interest			—					—	(1,435)	(1,435)
Comprehensive income	—	—	—	—	—	69,960	(6,623)	63,337	1,061	64,398

Balances as of March 31, 2013	$569	54,937,167	$708,241	$(92,926)	(49,103)	$507,431	$(36,420)	$1,037,792	$1,841	$1,039,633

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2013	2012
	$’000s
Cash flows from operating activities
Net income	$71,300	$70,025

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,457	38,460
(Gain)/loss on disposal of property, plant and equipment	93	—
(Gain)/loss on derivative instruments	1,218	(2,500)
(Gain)/loss on foreign currency transactions	5,997	3,580
Deferred income taxes	5,374	(8,147)
Amortization of debt issuance cost	277	351
Share-based compensation expense	8,352	4,290

Changes in assets and liabilities
Accounts receivable	2,689	(18,606)
Inventories	(25,333)	(8,262)
Prepaid expenses and other current assets	(6,902)	(6)
Restricted cash	(167)	646
Other non-current assets	(5)	(234)
Trade accounts payable	16,118	(5,431)
Accrued liabilities and deferred income	(24,252)	(16,932)
Other non-current liabilities	2,386	522
Income taxes receivable	260	1,208
Income taxes payable	(4,208)	6,140

Net cash provided by operating activities	89,654	65,104

Cash flows from investing activities
Investment in property, plant and equipment	(22,270)	(18,208)
Proceeds from sale of property, plant and equipment	83	—
Prepayments for other assets	—	(4,612)
Purchase of intangible assets	(39)	(72)
Acquisition of business, net of cash acquired	(35,019)	—

Net cash used in investing activities	(57,245)	(22,892)

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2013	2012
	$’000s
Cash flows from financing activities
Repayments of short-term and long-term debt	(98)	(433,093)
Proceeds from borrowings	—	141,783
Purchase of treasury stock	(23,868)	(16,779)
Debt issuance cost	—	(2,765)
Purchase of shares from noncontrolling interest	(870)	—
Dividend distributions to noncontrolling interest	(1,435)	(1,689)
Common shares issued under share based compensation plans	3,582	1,664
Tax effect of common shares issued under share based compensation plans	(3,290)	(1,067)

Net cash used in financing activities	(25,979)	(311,946)

Change in cash and cash equivalents	6,430	(269,734)
Effect of exchange rate change on cash and cash equivalents	(1,430)	1,665
Cash and cash equivalents at beginning of period	151,088	345,859

Cash and cash equivalents at end of period	$156,088	$77,790

Supplemental information
Interest paid	$1,597	$1,215
Interest capitalized	72	192
Income taxes paid	32,718	22,794
Acquisition of business
Current assets	$5,185	$—
Non-current assets	61,237	—
Current liabilities	(7,835)	—
Non-current liabilities	(11,951)	—

	46,636	—
Cash paid	(36,673)
Settlement of balances	(4,544)

Fair value of liabilities incurred	$5,419	$—

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

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of March 31, 2013, and the results of operations and cash flows for the six months ended March 31, 2013 and 2012, respectively, as applicable to interim periods have been made. The results of operations for the six months ended March 31, 2013 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

Adopted

Comprehensive Income

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

The fair value of total consideration transferred for this acquisition totaled $46.6 million, consisting of cash of $36.7 million, settlements of prior balances, and contingent consideration arrangements. The contingent consideration arrangements require the Company to pay the former owners additional amounts contingent upon revenue milestones. These contingent arrangements provide for payments ranging from $0 up to a total of $13.0 million over the expected life cycle of the company’s major product. The fair value of the contingent arrangements at acquisition date was $5.4 million and will be remeasured through settlement, with changes in fair value recorded in income (amounts included in Note 16). The fair value of the contingent arrangements as of March 31, 2013, was $5.7 million, with the change in fair value of $0.3 million recorded in other (income)/expense in the income statement for the six months ended March 31, 2013.

4.	Employee Share-Based Compensation

ASC 718, Compensation – Stock Compensation, requires that all share based compensation arrangements, including grants of stock option awards to employees, be recognized based on the estimated fair value of the share-based payment award.

Equity Incentive Plan

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, restricted stock, RSU’s, and PSU’s. The 2006 Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of March 31, 2013, 760,351 shares were available for future grant under the 2006 Plan.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted and Performance-Based Stock Units

In the six months ended March 31, 2013, the Company granted 167,400 RSU’s with an average value of $62.58, representing the average of closing prices of the Company’s common stock at grant dates.

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

Stock Options

In the six months ended March 31, 2013, the Company granted 154,500 stock options with a weighted average exercise price of $63.45 and weighted average fair value of $21.74 at the grant date. Grants generally vest over four years. All grants expire ten years after the date of the grant.

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

	Six months ended March 31, 2013	Year ended September 30, 2012
Expected Volatility	38.23%	39.17%
Risk-free rate	0.70%	0.91%
Expected term	5 years	5 years
Expected dividends	—	—

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Compensation Costs

The following table summarizes compensation expense charged to income for stock-based compensation and additional information for the three and six months ended March 31, 2013:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Compensation Expense	$’000s		$’000s
Cost of sales	$34	$26	$67	$58
Selling, general and administrative (1)	2,188	2,143	8,217	4,163
Research and development	33	28	68	69

	$2,255	$2,197	$8,352	$4,290

(1)

For the six months ended March 31, 2013, this includes the compensation charge from the first quarter of $3,764 for the modification of share based awards in connection with the Transition Agreement for the departing CEO and Chairman.

	Three months ended March 31, 2013	Six months ended March 31, 2013
	$’000s (except where noted)	$’000s (except where noted)
Additional Information
Tax Information
Income tax benefit recognized for share-based compensation	$(680)	$(2,319)
Tax benefit realized from option exercises	$(1,194)	$(4,394)
Future Costs
Total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards		$24,005
Weighted-average period expected for recognition of cost (in years)		3.0

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted and Performance-Based Stock Unit Activity

The following is a summary of Sirona’s RSU and PSU activity for the six months ended March 31, 2013:

	Six months ended March 31, 2013
	Restricted stock units		Performance-based stock units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	585,187	$38.47	13,000	$36.78
Granted	167,400	62.58	—	—
Vested	(133,484)	35.75	—	—
Forfeited	(19,003)	38.65	—	—

Outstanding at end of period	600,100	45.80	13,000	36.78

Stock Option Activity

The following is a summary of Sirona’s stock option activity for the six months ended March 31, 2013:

	Six months ended March 31, 2013
	Number of options	Weighted average exercise price
Outstanding at beginning of period	2,157,113	$17.63
Granted	154,500	63.45
Exercised	(189,491)	18.92
Forfeited	(11,415)	34.31

Outstanding at end of period	2,110,707	20.78

thereof vested and exercisable	1,792,613

		$’000s
Intrinsic value of options exercised		$8,675
Total fair value of options vested		$2,033
Aggregate intrinsic value of exercisable stock options		$104,688
Weighted average remaining contractual life (in years)		4.1

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Accumulated Other Comprehensive Income/(Loss)

	For the three months ended March 31,
	2013
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain/(loss) from hedging instruments	Total
	$’000s
Balance at beginning of period	$(17,750)	$5,567	$(1,149)	$(13,332)
Current increase / (decrease)	(23,300)	(251)	204	(23,347)
Income tax (expense) / benefit	—	16	(82)	(66)

Balance at end of period	(41,050)	5,332	(1,027)	(36,745)
Less: Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax	(325)	—	—	(325)

Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(40,725)	$5,332	$(1,027)	$(36,420)

	For the three months ended March 31,
	2012
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain/(loss) from hedging instruments	Total
	$’000s
Balance at beginning of period	$(14,234)	$(4,448)	$(439)	$(19,121)
Current increase / (decrease)	22,834	(109)	(231)	22,494
Income tax (expense) / benefit	—	30	—	30

Balance at end of period	8,600	$(4,527)	(670)	3,403
Less: Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax	192	—	—	192

Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$8,408	$(4,527)	$(670)	$3,211

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the six months ended March 31,
	2013
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain/(loss) from hedging instruments	Total
	$’000s
Balance at beginning of period	$(34,017)	$5,478	$(1,258)	$(29,797)
Current increase / (decrease)	(6,987)	(129)	386	(6,730)
Income tax (expense) / benefit	—	(17)	(155)	(172)

Balance at end of period	(41,004)	5,332	(1,027)	(36,699)
Less: Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax	(279)	—	—	(279)

Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(40,725)	$5,332	$(1,027)	$(36,420)

	For the six months ended March 31,
	2012
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain/(loss) from hedging instruments	Total
	$’000s
Balance at beginning of period	$16,007	$(4,698)	$—	$11,309
Current increase / (decrease)	(7,405)	236	(670)	(7,839)
Income tax (expense) / benefit	—	(65)	—	(65)

Balance at end of period	8,602	$(4,527)	(670)	3,405
Less: Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax	194	—	—	194

Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$8,408	$(4,527)	$(670)	$3,211

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Inventories, net

	March 31, 2013	September 30, 2012
	$’000s
Finished goods	$68,160	$50,878
Work in progress	13,449	12,349
Raw materials	40,162	29,561

	121,771	92,788
Inventory reserve	(15,395)	(11,781)

	$106,376	$81,007

7.	Intangible Assets and Goodwill

	Gross	Accumulated amortization	Net
	$’000s
As of March 31, 2013
Patents & Licenses	$143,873	$88,726	$55,147
Trademarks	125,405	804	124,601
Technologies and dealer relationships	434,499	373,643	60,856
In-process research & development (IPR&D)	69,320	—	69,320

	773,097	463,173	309,924
Goodwill	644,134	—	644,134

Total intangible assets	$1,417,231	$463,173	$954,058

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2012
Patents & Licenses	$134,251	$83,241	$51,010
Trademarks	126,245	728	125,517
Technologies and dealer relationships	434,166	362,478	71,688
In-process research & development (IPR&D)	40,341	—	40,341

	735,003	446,447	288,556
Goodwill	631,077	—	631,077

Total intangible assets	$1,366,080	$446,447	$919,633

The change in the value of goodwill from September 30, 2012 to March 31, 2013, is attributable to (i) foreign currency fluctuations, with an impact of $ (5,047), (ii) the acquisition of a technology company in the first quarter of fiscal year 2013, which resulted in $ 18,167 of goodwill based on preliminary estimates, and (iii) a reduction in goodwill by $ (62) as a result of tax benefits received subsequent to the Exchange for options that were vested and included in the determination of purchase price at the time of that acquisition.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Aside from normal amortization for the current fiscal year, the change in the value of intangible assets, excluding goodwill and the acquired IPR&D, from September 30, 2012 to March 31, 2013, is mainly attributable to (i) acquired patents and developed technology in connection with the acquisition of a technology company in the first quarter of fiscal year 2013 with an impact of $10,633 and $3,078, respectively, and (ii) foreign currency fluctuations, with an impact of $ (1,325).

The increase in IPR&D during the period resulted from the acquisition of a technology company. The total fair value of $69.4 million as of March 31, 2013, represents two projects.

For the first project, representing $40.3 million of the total IPR&D as of March 31, 2013, the remaining estimated cost to complete the project was $0.5 million. The project development phase was completed in April, and the first deliveries will begin in May.

For the second project, representing $29.1 million and acquired in the first quarter of fiscal year 2013, the remaining estimated cost to complete the project was $2.3 million as of March 31, 2013. The project is 55% through the development phase; the remaining steps prior to product release are further development, prototype finalization and testing, integration and field testing, and regulatory approvals. The percentage of completion for the full project is 40%, and we anticipate project completion in fiscal year 2014.

8.	Short-Term Debt and Current Portion of Long-Term Debt

The components of short-term debt are as follows:

	March 31, 2013	September 30, 2012
	$’000s
Accrued interest on long-term debt	241	270
Other short-term debt	103	208

	$344	$478

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Long-Term Debt

The components of long-term debt are as follows:

	March 31,	September 30,
	2013	2012
	$’000s
New Senior Term Loan (“Facility A” Term Loan, variable rate)repayable in two installments in November 2015 and November 2016	$75,241	$75,270
Actual interest rate as of March 31, 2013: 2.8874%

	75,241	75,270
Less current portion	241	270

	$75,000	$75,000

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

The New Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from March 31, 2012 onwards, the applicable margin varies depending on the Company’s leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the New Senior Facilities Agreement) between 160 basis points and 215 basis points for the Facility A Term Loan, 85 basis points and 140 basis points for the Revolving Facility B, and 110 basis points and 165 basis points for the Revolving Facility C.

The New Senior Facilities Agreement contains restrictive covenants that limit Sirona’s ability to make loans, to incur additional indebtedness, and to make disposals, subject to agreed-upon exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of consolidated total net debt to consolidated adjusted EBITDA. If the Company breaches these covenants, the loans will become repayable on demand.

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

10.	Income Taxes

For the first six months of fiscal year 2013, an estimated effective tax rate of 24% has been applied, which would have resulted in an income tax provision of $23.2 million. The income tax provision for the first six months ended March 31, 2013, was $25.4 million and includes a tax expense of $2.2 million from a non-cash remeasurement of deferred tax assets and liabilities resulting from a local trade tax rate increase at our principal German operations, which was enacted in and effective beginning in the first quarter of fiscal year 2013. For the first six months of fiscal year 2012, a 23% estimated effective tax rate was applied, and the actual effective tax rate for fiscal year 2012 was 24%.

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

With limited exception, the Company and its subsidiaries are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by taxing authorities for tax returns filed with respect to periods prior to fiscal year 2009.

The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of March 31, 2013, it remained management’s intention to continue to indefinitely reinvest such earnings in operations outside of the United States. In making this determination, the Company also evaluates its expected cash requirements in the United States. These foreign earnings relate to ongoing operations and, as of March 31, 2013, the approximate amount of undistributed foreign earnings amounted to $338 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Income per Share

The computation of basic and diluted income per share is as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	$’000s (except for share amounts)		$’000s (except for share amounts)
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$31,658	$30,521	$69,960	$68,798

Weighted average shares outstanding - basic	54,928,332	55,683,043	55,083,264	55,804,656
Dilutive effect of stock-based compensation	1,273,964	1,233,347	1,301,219	1,221,286

Weighted average shares outstanding - diluted	56,202,296	56,916,390	56,384,483	57,025,942

Net income per share
Basic	$0.58	$0.55	$1.27	$1.23

Diluted	$0.56	$0.54	$1.24	$1.21

There were no stock options excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2013 and March 31, 2012.

12.	Product warranty

The following table provides the changes in the product warranty accrual for the three and six months ended March 31, 2013 and 2012:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	$’000s		$’000s
Balance at beginning of the period	$8,452	$8,785	$8,482	$8,735
Accruals for warranties issued during the period	5,337	5,137	9,165	9,540
Warranty settlements made during the period	(4,923)	(5,054)	(8,933)	(9,082)
Translation adjustment	(206)	235	(54)	(90)

Balance at end of the period	$8,660	$9,103	$8,660	$9,103

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	$’000s		$’000s
Service cost, net	$51	$53	$101	$108
Interest cost	545	613	1,080	1,244
Amortization of actuarial (gain)/loss	32	(77)	64	(157)

Net periodic benefit cost	$628	$589	$1,245	$1,195

14.	Net Other Operating Income

The components of net other operating income for the periods under report are as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	$’000s		$’000s
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2,500	$2,500	$5,000	$5,000
Gain from patent infringement settlement	—	—	4,414	—

	$2,500	$2,500	$9,414	$5,000

The gain from a patent infringement settlement for the six months ended March 31, 2013, represents amounts received related to prior years.

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

The Euro is the functional currency for many of Sirona’s subsidiaries, including its primary sales and manufacturing operations in Germany. During the periods under review, the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results. In order to manage foreign currency exposures, the Company enters into foreign exchange forward contracts (USD, AUD, and JPY). The Company enters into forward contracts that are considered to be economic hedges but which are not considered hedging instruments under ASC 815. As of March 31, 2013, these contracts had notional amounts totaling $ 54.4 million. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at March 31, 2013 is described in Note 16 Fair Value Measurements.

The following tables summarize the impact of gains and losses from the fair value changes of the Company’s derivative instruments reported in our condensed consolidated statements of income for the three and six months ended March 31, 2013 and 2012:

Derivatives Designated as Cash Flow Hedging

	For the three months ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012
	Amount of (Gain)/ Loss Recognized in Accumulated Other Comprehensive Income		Amount of (Gain)/Loss Recognized in Accumulated Other Comprehensive Income
	$’000s		$’000s
Interest rate swap contracts	$(204)	$231	$(386)	670

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivatives Not Designated as Hedging Instruments

		For the three months ended March 31,		For the six months ended March 31,
		2013	2012	2013	2012
	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
		$’000s		$’000s
Foreign exchange contracts	(Gain)/Loss on derivative instruments, net	2,564	(2,936)	1,218	(2,501)

Total		$2,564	$(2,936)	$1,218	$(2,501)

16.	Fair Value Measurements

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and September 30, 2012:

	March 31, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$43,199	$—	$—	$43,199
Derivative Assets	—	475	—	475
Liabilities
Derivative Liabilities	—	(1,272)	—	(1,272)
Business Acquisition-related liabilities	—	—	(13,913)	(13,913)

Total	$43,199	$(797)	$(13,913)	$28,489

	September 30, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$84,216	$—	$—	$84,216
Derivative Assets	—	730	—	730
Liabilities
Derivative Liabilities	—	(356)	—	(356)
Business Acquisition-related liabilities	—	—	(7,864)	(7,864)

Total	$84,216	$374	$(7,864)	$76,726

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The change in the fair value of the business acquisition-related liabilities was $6.0 million, of which $5.7 million resulted from the business acquisition in the current period, and a total for all acquisitions of $0.4 million and $0.7 million was recorded in other (income)/expense in the income statement for the three and six months ended March 31, 2013, respectively.

In the Company’s March 31, 2013 and September 30, 2012 Condensed Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	$’000s		$’000s
Revenue External
Dental CAD/CAM Systems	$103,617	$85,561	$199,212	$169,787
Imaging Systems	83,673	74,844	180,633	169,279
Treatment Centers	54,627	46,442	108,065	97,701
Instruments	25,409	24,684	51,820	52,717

Total	267,326	231,531	539,730	489,484

Electronic center	—	333	—	496

Total	$267,326	$231,864	$539,730	$489,980

Revenue Internal
Dental CAD/CAM Systems	$—	$—	$—	$—
Imaging Systems	(2)	7	(2)	12
Treatment Centers	2	3	3	5
Instruments	3,788	3,065	6,951	5,962
Intercompany elimination	(3,788)	(3,075)	(6,952)	(5,979)

Total	—	—	—	—

Electronic center	—	6,098	—	12,440
Intercompany elimination	—	(6,098)	—	(12,440)

Total	$—	$—	$—	$—

Revenue Total
Dental CAD/CAM Systems	$103,617	$85,561	$199,212	$169,787
Imaging Systems	83,671	74,851	180,631	169,291
Treatment Centers	54,629	46,444	108,068	97,705
Instruments	29,197	27,749	58,771	58,679

Total	271,114	234,605	546,682	495,462

Electronic center	—	6,431	—	12,936

Total	$271,114	$241,036	$546,682	$508,398

Segment performance measure
Dental CAD/CAM Systems	$69,860	$59,870	$137,416	$119,612
Imaging Systems	49,750	42,601	108,086	96,673
Treatment Centers	21,955	18,819	43,136	39,371
Instruments	10,778	12,046	22,978	25,449

Total	152,343	133,336	311,616	281,105

Electronic center and corporate	1,515	2,336	3,136	4,618

Total	$153,858	$135,672	$314,752	$285,723

Depreciation and amortization expense
Dental CAD/CAM Systems	$3,260	$2,363	$6,290	$4,508
Imaging Systems	1,493	1,377	2,939	2,939
Treatment Centers	1,738	1,828	3,678	3,723
Instruments	1,199	929	2,300	1,864

Total	7,690	6,497	15,207	13,034

Electronic center and corporate	872	668	1,556	1,089

Total	$8,562	$7,165	$16,763	$14,123

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the six months ended March 31, 2013 and 2012 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	$’000s		$’000s
Revenue
Total segments (external)	$267,326	$231,531	$539,730	$489,484
Electronic center	—	333	—	496

Consolidated revenue	267,326	231,864	539,730	489,980
Depreciation and amortization
Total segments	7,690	6,497	15,207	13,034
Differences management reporting vs. US GAAP, electronic center and corporate	10,855	12,708	21,250	25,426

Consolidated depreciation and amortization	18,545	19,205	36,457	38,460
Segment performance measure
Total segments	152,343	133,336	311,616	281,105
Differences management reporting vs. US GAAP, electronic center and corporate	(7,637)	(8,687)	(15,039)	(17,673)

Consolidated gross profit	144,706	124,649	296,577	263,432
Selling, general and administrative expense	83,992	72,667	169,775	146,313
Research and development	15,102	13,638	29,197	26,924
Provision for doubtful accounts and notes receivable	547	728	617	767
Net other operating income	(2,500)	(2,500)	(9,414)	(5,000)
(Gain)/loss on foreign currency transaction , net	1,417	1,350	5,997	3,580
(Gain)/loss on derivative instruments	2,564	(2,936)	1,218	(2,500)
Interest expense, net	830	1,014	1,800	1,917
Other expense/(income)	342	228	682	490

Income before taxes	$42,412	$40,460	$96,705	$90,941

Concentration of Revenue

A substantial portion of our revenue comes from two distributors accounting for more than 10% of revenues. Patterson Companies, Inc. (“Patterson”) accounted for 33% and 27% of our total revenues for the six months ended March 31, 2013 and 2012, respectively. Henry Schein, Inc. (“Henry Schein”) accounted for 14% and 17% of our total revenues for the six months ended March 31, 2013 and 2012, respectively. Together, these two customers represented 47% and 44% of our total revenues for the six months ended March 31, 2013 and 2012, respectively. The accounts receivable from these two customers totaled $ 53,965 and $ 56,764 for the six months ended March 31, 2013 and 2012, respectively. These revenues were earned across all segments, with a significant portion of revenues with Patterson being earned in the CAD/CAM and Imaging segments. No other customer accounted for more than 10% of revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this report and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Actual results and the timing of certain events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in “Results of Operations” in this Item and elsewhere in this Report. All amounts are reported in thousands of U.S. Dollars ($), except as otherwise disclosed.

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

Sirona has a long tradition of innovation in the dental industry. The Company introduced the first dental electric drill approximately 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (CAD/CAM) system 27 years ago, and numerous other significant innovations in dentistry. Sirona continues to make significant investments in research and development (“R&D”), and its track record of innovative and profitable new products continues today with numerous product launches including: CEREC 4.2 software, CAD/CAM milling units MC X and MC XL Premium, Apollo DI digital imaging system (all launched in March 2013), the Omnicam and Schick 33 (both launched in August 2012), the Orthophos XG 3D imaging unit (launched in March 2011), Sinius treatment center (launched in March 2011), CEREC 4.0 software (launched in March 2011), the Galileos and CEREC combination (launched in September 2009), the CEREC AC unit (launched in January 2009), the Galileos Compact 3D imaging system (launched in July 2008), the TENEO treatment center (launched in July 2008) and the CAD/CAM milling unit MC XL (launched in fiscal year 2007).

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

For the six months ended March 31, 2013, we posted a record first half year, with revenues up 11.4% on a constant currency basis over a strong first half in fiscal year 2012, where revenues grew 10.2% constant currency. Revenues were exceptionally strong in the U.S., where we grew 21.0%. On a segment basis, we experienced very strong growth in our CAD/CAM segment, where we benefited from the Omnicam launch and as well as a generally increasing demand for products in this segment. During the first quarter of the fiscal year, we experienced capacity constraints due to the ramp up of the Omnicam production; however, the ramp up was completed at the beginning of the second quarter of the fiscal year. Gross profit increased by $33.1 million, which was largely offset by a $23.5 million increase in SG&A expenses. SG&A expenses include $7.3 million related to the Transition Agreement for the former Chairman and CEO, filed as an Exhibit with the Company’s Annual Report on Form 10-K on November 16, 2012 (the “Transition Agreement”). The major drivers of the residual increase in SG&A expenses of $16.2 million were the continued strategic expansion of our sales and service infrastructure in key growth markets and expenses related to the biennial International Dental Show (“IDS”) of $3.5 million. As a result, operating income increased 12.7%. Operating income includes a year-over-year decrease in amortization of $4.5 million. Operating cash flow remained very strong and increased 36% over the comparative prior-year period. The IDS in Cologne in mid-March 2013, where we introduced a record 25 new products, was very encouraging, and we expect to benefit from the strong interest in our product portfolio going forward.

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

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currencies vary depending on the country of operation. For the six months ended March 31, 2013, approximately 40 % of Sirona’s revenue and approximately 71 % of its expenses were in Euro. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2011 and March 31, 2013, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $ 1.2094 to a high of $ 1.4155 . Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. The Company does not apply hedge accounting to such contracts. As of March 31, 2013, these contracts had notional amounts totaling $ 54.4 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information above and under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. The average exchange rate for the three and six months ended March 31, 2013, were $ 1.32086 and $ 1.30884 , respectively, and varied from $ 1.28296 to $ 1.33851 . For the three and six months ended March 31, 2012, an average exchange rate converting Euro denominated revenues into U.S. Dollars of $ 1.31098 and $ 1.33027 , respectively, was applied.

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

Fluctuations in Quarterly Operating Results

Sirona’s quarterly operating results have varied in the past and are likely to vary in the future. These variations result from a number of factors, many of which are substantially outside its control, including:

•	the timing of new product introductions by the Company and its competitors;

•	timing of industry tradeshows, particularly the IDS;

•	changes in relationships with distributors;

•	developments in government reimbursement policies;

•	changes in product mix;

•	our ability to supply products to meet customer demand;

•	fluctuations in manufacturing costs;

•	tax incentives;

•	currency fluctuations; and

•	general economic and political conditions, as well as those specific to the healthcare industry and related industries.

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

The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily as a result of lower statutory tax rates on foreign earnings at the Company’s operations outside of the United States. The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because, as of March 31, 2013, it remained management’s intention to continue to indefinitely reinvest such earnings in operations outside of the United States. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

Revenue for the three months ended March 31, 2013 was $267.3 million, an increase of $35.5 million, or 15.3%, as compared with the three months ended March 31, 2012. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 14.7%. By segment, CAD/CAM Systems increased 21.1% (up 20.6% on a constant currency basis), Treatment Centers increased 17.6% (up 16.7% on a constant currency basis), Imaging Systems increased 11.8% (up 11.3% on a constant currency basis), and Instruments increased 2.9% (up 2.2% on a constant currency basis).

CAD/CAM segment revenues benefited from the Omnicam launch and a generally increasing demand for products in this segment. During the quarter, we successfully ramped up the Omnicam production. In our Treatment Center segment, we continued the above-market growth trajectory. Sales were again particularly strong in Germany, with robust demand for our Sinius treatment center. The growth in the Imaging segment was driven by particularly strong sales in the U.S. and Germany. Overall, we continue to experience robust demand for our 2D and 3D Orthophos products. Revenues in the Instruments segment were up 2.2% constant currency compared to the prior year against a challenging comparison with the second quarter of the prior fiscal year, where Instruments experienced growth of 7.7% on a constant currency basis.

Revenues in the U.S. for the three months ended March 31, 2013 increased 12.1% compared to the prior-year period. U.S. revenues benefited from strong demand for our Imaging and CAD/CAM products and the expanded agreement with Patterson. Revenue outside the U.S. increased 16.5%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 15.7%. Sales in international markets were mainly driven by our CAD/CAM and Treatment Center segments compared to the three months ended March 31, 2012.

Revenue growth on a constant currency basis was mainly volume and product mix driven. Prices in general remained stable, with the exception of pricing pressure in Imaging product lines.

Cost of Sales

Cost of sales for the three months ended March 31, 2013 was $122.6 million, an increase of $15.4 million, or 14.4%, as compared with the three months ended March 31, 2012. Gross profit as a percentage of revenue was 54.1% compared to 53.8% in the prior year period. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $9.2 million as well as non-cash share-based compensation expense of $0.03 million for the three months ended March 31, 2013 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $11.0 million and non-cash share-based compensation expense of $0.03 million for the three months ended March 31, 2012. Excluding these amounts, cost of sales as a percentage of revenue was 42.4% for the three months ended March 31, 2013 compared with 41.5% for the three months ended March 31, 2012, and therefore gross profit as a percentage of revenue was 57.6%, compared to 58.5% in the prior year period. The decrease in the gross profit margin was mainly due to product mix.

Gross Profit

We use gross profit, excluding the impacts of the MDP Transaction and the Exchange, to monitor segment performance. By segment, gross profit developed in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as follows: Imaging Systems increased 16.8%, CAD/CAM Systems increased 16.7%, Treatment Centers increased 16.7%, and Instruments decreased by 10.5%. The CAD/CAM segment gross profit benefited from the strong increase in sales; however, the gross profit margin was below the prior year. The decrease in gross profit margin was mainly driven by product mix as the share of Omnicam to total sales increases. The increase in the Imaging segment gross profit and gross profit margin was driven by higher sales and a favorable product mix. The increase in the Treatment Center segment gross profit was driven by increased volume. The slight decrease in this segment’s gross profit margin was mainly due to product mix. Gross profit and gross profit margin for the Instruments segment were below the prior year level. This decrease in gross profit margin was mainly driven by lower hygiene product sales and the increased ratio of lower-end handpieces. For more information, see Note 17 to our condensed consolidated financial statements for revenues and gross profit by segment for each of the fiscal periods under report.

Selling, General and Administrative

For the three months ended March 31, 2013, SG&A expense was $84.0 million, an increase of $11.3 million, or 15.6%, as compared with the three months ended March 31, 2012. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $0.6 million as well as other non-cash share-based compensation expense in the amount of $2.2 million for the three months ended March 31, 2013, compared with $0.7 million and $2.1 million, respectively, for the three months ended March 31, 2012. Excluding the above amounts, as a percentage of revenue, SG&A expense was 30.4% for the three months ended March 31, 2013, as compared with 30.1% for the three months ended March 31, 2012. During the quarter, we continued to implement our strategy to invest in the expansion of our sales and service infrastructure to capitalize on opportunities to gain market share and build up our presence in key growth markets. SG&A expense for the quarter also included $3.5 million of costs for the biennial IDS.

Research and Development

R&D expense for the three months ended March 31, 2013, was $15.1 million, an increase of $1.5 million. The increase was mainly driven by the timing of projects, particularly in preparation for the biennial IDS in March where we launched a record 25 new products.

R&D expense included non-cash share-based compensation expense in the amount of $0.03 million for the three months ended March 31, 2013, compared with $0.03 million for the three months ended March 31, 2012, respectively. Excluding this amount, as a percentage of revenue, R&D expense decreased to 5.6% for the three months ended March 31, 2013, compared to 5.9% for the three months ended March 31, 2012.

Net Other Operating Income

Net other operating income for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was as follows:

	Three months ended March 31,
	2013	2012
	$ millions
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5

	$2.5	$2.5

(Gain)/Loss on Foreign Currency Transactions

The loss on foreign currency transactions for the three months ended March 31, 2013 amounted to $1.4 million and compares to a loss of $1.4 million for the three months ended March 31, 2012. The components of these results are as follows:

	Three months ended March 31,
	2013	2012
	$ millions
Unrealized non-cash foreign exchange (gain)/loss from translation adjustment of deferred income related to the Patterson exclusivity payment	$1.3	$(1.7)
Unrealized non-cash foreign exchange (gain)/loss on short-term intra-group loans	2.5	(2.3)
(Gain)/loss on other foreign currency transactions	(2.4)	5.4

	$1.4	$1.4

(Gain)/Loss on Derivative Instruments

The loss of $2.6 million on derivative instruments for the three months ended March 31, 2013 compared to a gain of $2.9 million for the three months ended March 31, 2012. In both periods, the loss and gain, respectively, related to unrealized non-cash gains and losses on foreign currency hedges.

Interest Expense

Net interest expense for the three months ended March 31, 2013, was $0.8 million, compared to $1.0 million for the three months ended March 31, 2012.

Income Tax Provision

For the three months ended March 31, 2013 and 2012, Sirona recorded a profit before income taxes of $42.4 million and $40.5 million, respectively. The income tax provision for the three months ended March 31, 2013 and 2012, was $10.2 million and $9.3 million, respectively. The estimated effective tax rate for the second quarter of fiscal year 2013 was 24.0% and compares to an effective tax rate of 23.0% applied for the second quarter of fiscal 2012 and an actual effective tax rate of 24.0% in fiscal year 2012. The estimated effective tax rate is primarily driven by the expected mix of earnings across different jurisdictions.

Net Income

Net income for the three months ended March 31, 2013 was $32.2 million, an increase of $1.1 million, as compared with the three months ended March 31, 2012. Major influencing factors on net income were (i) the increase in gross profit, mainly due to increased sales, (ii) an increase in SG&A expense due to expenses related to the IDS of $3.5 million and continued investments in the expansion of our global sales and service infrastructure, (iii) an increase in research and development costs in preparation for the IDS, where we introduced a record 25 new products, and (iv) losses in the total amount of $4.0 million from foreign currency transactions and derivative instruments. Net income for the three months ended March 31, 2013 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction—deal related amortization and depreciation) of $ 9.8 million ($7.4 million net of tax), a foreign currency loss on the deferred income from the Patterson exclusivity payment of $1.3 million ($1.0 million net of tax), and a loss on the revaluation of short-term intra-group loans of $2.5 million ($1.9 million net of tax).

Sirona’s net income for the three months ended March 31, 2012 included deal related amortization and depreciation of assets acquired in past business combinations of $ 11.7 million ($9.0 million net of tax), currency revaluation gain on the Patterson exclusivity payment of $1.7 million ($1.3 million after tax), and a gain on the revaluation of short-term intra-group loans of $2.3 million ($1.8 million net of tax).

Share-based compensation expense was $2.3 million ($1.7 million net of tax) for the three months ended March 31, 2013, compared to $2.2 million ($1.7 million net of tax) in the prior year period.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Revenue

Revenue for the six months ended March 31, 2013 was $539.7 million, an increase of $49.8 million, or 10.2%, as compared with the six months ended March 31, 2012. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 11.4%. By segment, CAD/CAM Systems increased 17.3% (up 18.5% on a constant currency basis), Treatment Centers increased 10.6% (up 12.4% on a constant currency basis), Imaging Systems increased 6.7% (up 7.7% on a constant currency basis), and Instruments decreased 1.7% (down 0.1% on a constant currency basis).

CAD/CAM segment revenues grew 18.5% on a constant currency basis and benefited from the Omnicam launch and a generally increasing demand for products in this segment. Sales growth was mainly driven by the U.S. and non-European markets. In our Treatment Center segment, we continued the above-market growth trajectory. Sales were particularly strong in Germany and non-European markets. Demand for our Sinius treatment center continued to be robust. The Imaging segment was up 7.7% on a constant currency basis over a very challenging prior-year comparison, where we grew 15.4% on a constant currency basis. Sales were particularly strong in the U.S., and we continue to experience robust demand for our 2D and 3D Orthophos products. Revenues in the Instruments segment were slightly below the prior year against a challenging comparison with the first half of the prior fiscal year, where Instruments experienced growth of 5.5% (8.1% on a constant currency basis).

Revenues in the U.S. for the six months ended March 31, 2013 were exceptionally strong, with an increase of 21.0% compared to the prior-year period. U.S. revenues benefited from strong demand for our Imaging and CAD/CAM products, the expanded agreement with Patterson, as well as the impact from the implementation of the Medical Device Tax in 2013 and anticipated changes in tax benefits. Revenue outside the U.S. increased by 6.1%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 7.8%. Sales in international markets were particularly strong in our CAD/CAM segment and Treatment Center segments.

Revenue growth on a constant currency basis was mainly volume driven. Prices in general remained stable, with the exception of pricing pressure in the Imaging product lines.

Cost of Sales

Cost of sales for the six months ended March 31, 2013 was $243.2 million, an increase of $16.6 million, or 7.3%, as compared with the six months ended March 31, 2012. Gross profit as a percentage of revenue was 54.9% compared to 53.8% in the prior year period. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $18.2 million as well as non-cash share-based compensation expense of $0.07 million for the six months ended March 31, 2013 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $22.3 million and non-cash share-based compensation expense of $0.06 million for the six months ended March 31, 2012. Excluding these amounts, cost of sales as a percentage of revenue was 41.7% for both the six months ended March 31, 2013 and the six months ended March 31, 2012, respectively, and therefore gross profit as a percentage of revenue was 58.3% for both the current and prior-year periods. The stable gross profit margin compared with the six month ended March 31, 2012 was mainly due to product and regional mix.

Gross Profit

We use gross profit, excluding the impacts of the MDP Transaction and the Exchange, to monitor segment performance. By segment, gross profit developed in the six months ended March 31, 2013 compared to the six months ended March 31, 2012 as follows: CAD/CAM Systems increased 14.9%, Imaging Systems increased 11.8%, Treatment Centers increased 9.6%, and Instruments decreased by 9.7%. The CAD/CAM segment gross profit benefited from the increase in sales; however, gross profit margin was below the prior year due to the increasing ratio of Omnicam to total sales. The increase in the Imaging segment gross profit and gross profit margin was driven by higher sales and favorable product and regional mix. The increase in the Treatment Center segment gross profit was driven by increased volume. The slight decrease in this segment’s gross profit margin was mainly due to product mix. Gross profit and gross profit margin for the Instruments segment were below the prior year level. The decrease in gross profit margin was mainly driven by a challenging year-over-year comparison, lower hygiene product sales, and handpiece product mix. For more information, see Note 17 to our condensed consolidated financial statements for revenues and gross profit by segment for each of the fiscal periods under report.

Selling, General and Administrative

For the six months ended March 31, 2013, SG&A expense was $169.8 million, an increase of $23.5 million, or 16.0%, as compared with the six months ended March 31, 2012. SG&A expense includes $7.3 million for the Transition Agreement with the former Chairman and CEO, which includes a $3.8 million non-cash charge for the modification of share-based awards. Excluding the effects of the Transition Agreement, SG&A expense increased $16.2 million, or 11.1%. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $1.2 million as well as other non-cash share-based compensation expense in the amount of $8.2 million for the six months ended March 31, 2013, compared with $1.4 million and $4.2 million, respectively, for the six months ended March 31, 2012. Excluding the above amounts, as a percentage of revenue, SG&A expense was 29.1% for the six months ended March 31, 2013, as compared with 28.7% for the six months ended March 31, 2012. During the first half of the fiscal year, we continued to implement our strategy to invest in the expansion of our sales and service infrastructure to capitalize on opportunities to gain market share and build up our presence in key growth markets. SG&A expense for the first half of the fiscal year also included $3.5 million of costs for the biennial IDS.

Research and Development

R&D expense for the six months ended March 31, 2013, was $29.2 million, an increase of $2.3 million. The increase is mainly driven by the timing of projects, particularly in preparation for the biennial IDS in March where we launched a record 25 new products.

R&D expense included non-cash share-based compensation expense in the amount of $0.1 million for the six months ended March 31, 2013, compared with $0.1 million for the six months ended March 31, 2012, respectively. Excluding this amount, as a percentage of revenue, R&D expense decreased to 5.4% for the six months ended March 31, 2013, compared to 5.5% for the six months ended March 31, 2012.

Net Other Operating Income

Net other operating income for the six months ended March 31, 2013 compared to the six months ended March 31, 2012 was as follows:

	Six months ended March 31,
	2013	2012
	$ millions
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$5.0	$5.0
Gain from patent infringement settlement	4.4	—

	$9.4	$5.0

The gain from patent settlement for the six months ended March 31, 2013, represents amounts received for past lost profits in an out-of-court settlement of a patent defense suit in the normal course of business.

(Gain)/Loss on Foreign Currency Transactions

The loss on foreign currency transactions for the six months ended March 31, 2013 amounted to $6.0 million and compares to a loss of $3.6 million for the six months ended March 31, 2012. The components of these results are as follows:

	Six months ended March 31,
	2013	2012
	$ millions
Unrealized non-cash foreign exchange (gain)/loss from translation adjustment of deferred income related to the Patterson exclusivity payment	$0.3	$0.8
Unrealized non-cash foreign exchange (gain)/loss on short-term intra-group loans	0.8	1.0
(Gain)/loss on other foreign currency transactions	4.9	1.8

	$6.0	$3.6

(Gain)/Loss on Derivative Instruments

The loss of $1.2 million on derivative instruments for the six months ended March 31, 2013 compared to a gain of $2.5 million for the six months ended March 31, 2012. In both periods, these amounts related to unrealized non-cash gains and losses on foreign currency hedges.

Interest Expense

Net interest expense for the six months ended March 31, 2013, was $1.8 million, compared to $1.9 million for the six months ended March 31, 2012.

Income Tax Provision

For the six months ended March 31, 2013 and 2012, Sirona recorded a profit before income taxes of $96.7 million and $90.9 million, respectively. The income tax provision for the six months ended March 31, 2013 and 2012, was $25.4 and $20.9 million, respectively. The income tax provision as of March 31, 2013, includes the effect from a local trade tax increase at our principal German operations, which was enacted in and effective beginning in the first quarter of fiscal year 2013. This tax rate change primarily involved a non-cash remeasurement of deferred tax assets and liabilities, which resulted in a tax expense of $2.2 million. Excluding this amount, the estimated effective tax rate for the first half of fiscal year 2013 was 24.0% and compares to an effective tax rate of 23.0% applied for the first half of fiscal 2012 and an actual effective tax rate of 24.0% in fiscal year 2012. The estimated effective tax rate is primarily driven by the expected mix of earnings across different countries.

Net Income

Net income for the six months ended March 31, 2013 was $71.3 million, an increase of $1.3 million, as compared with the six months ended March 31, 2012. Major influencing factors on net income were (i) the increase in gross profit, mainly due to increased sales, (ii) a gain from a patent infringement settlement, (iii) an increase in SG&A expense due to the expenses related to the Transition Agreement for the former Chairman and CEO of $7.3 million, which includes a $3.8 million non-cash charge for the modification of share-based awards, expenses related to the IDS of $3.5 million, and continued investments in the expansion of our global sales and service infrastructure, (iv) an increase in research and development costs in preparation for the IDS, where we introduced a record 25 new products, and (iv) losses in the total amount of $7.2 million from foreign currency transactions and derivative instruments. Net income for the six months ended March 31, 2013 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction—deal related amortization and depreciation) of $ 19.4 million ($14.7 million net of tax), a foreign currency loss on the deferred income from the Patterson exclusivity payment of $0.3 million ($0.2 million net of tax), a loss on the revaluation of short-term intra-group loans of $0.8 million ($0.6 million net of tax), and the effect from a non-cash remeasurement of deferred tax assets and liabilities resulting from a local trade tax rate increase at our principal German operations of $2.2 million.

Sirona’s net income for the six months ended March 31, 2012 included deal related amortization and depreciation of assets acquired in past business combinations of $ 23.7 million ($18.2 million net of tax), currency revaluation loss on the Patterson exclusivity payment of $0.8 million ($0.6 million after tax), and a loss on the revaluation of short-term intra-group loans of $1.0 million ($0.8 million net of tax).

Share-based compensation expense was $8.4 million ($6.4 million net of tax) for the six months ended March 31, 2013 compared to $4.3 million ($3.3 million net of tax) in the prior year period.

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

Cash and cash equivalents of $125 million held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

On November 14, 2011, the Company entered into a new senior facilities agreement (the “New Senior Facilities Agreement’) with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors, and as of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. Initial borrowings under the New Senior Facilities Agreement were used to retire the outstanding borrowings under the Company’s previous credit facilities. Please see “New Senior Facilities Agreement” within this section and Note 9 to our unaudited condensed consolidated financial statements included in this report for a complete description of this New Senior Facilities Agreement.

The New Senior Facilities Agreement contains restrictive covenants that limit Sirona’s ability to make loans, to incur additional indebtedness, and to make disposals, subject to agreed exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of consolidated total net debt to consolidated adjusted EBITDA (“Consolidated Adjusted EBITDA”). If the Company breaches any of the covenants, the loans will become repayable on demand.

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to Consolidated Adjusted EBITDA, determined on the basis of the last twelve months, of no more than 3.00 to 1. The Company is required to determine its compliance with the covenants as of September 30 and March 31. As of March 31, 2013, the most recent period for which this ratio was calculated, the Company was in compliance. As calculated in accordance with the New Senior Facilities Agreement, the Company did not have any net debt, and its Debt Cover Ratio was not meaningful in the absence of net debt.

Cash Flows

	Six months ended March 31,
	2013	2012
	$’000s
Net cash provided by operating activities	$89,654	$65,104
Net cash used in investing activities	(57,245)	(22,892)
Net cash used in financing activities	(25,979)	(311,946)

Increase/(decrease) in cash during the period	$6,430	$(269,734)

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $89.7 million for the six months ended March 31, 2013 compared to $65.1 million for the six months ended March 31, 2012. The primary contributing factors to the increase in cash provided by operating cash flows in the six months ended March 31, 2013 were higher revenues and gross profit and the payments received from the settlement of a patent infringement claim, partially offset by increased tax payments. The primary contributing factor to the increase in the net cash provided by operating activities in the six months ended March 31, 2012, was improved working capital performance and slightly lower tax payments.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions and long-lived asset disposals. The primary contributors to the investing cash outflow in the six months ended March 31, 2013 were the acquisition of a technology company for $35.0 million and capital expenditures in the course of normal operating activities. For the six months ended March 31, 2012, net cash used in investing activities represented capital expenditures in the normal course of business.

Net Cash Used in Financing Activities

Net cash used in financing activities was $26.0 million for the six months ended March 31, 2013, compared to $311.9 million for the six months ended March 31, 2012. Net cash used in financing activities in the six months ended March 31, 2013, mainly resulted from the purchase of treasury shares pursuant to our current stock repurchase program, partly offset by proceeds and tax-related benefits from exercises of stock options previously granted in the Company’s stock based compensation activities. Net cash used in financing activities in the six months ended March 31, 2012 resulted from repayment of our prior senior term loans in November 2011, partly offset by proceeds from borrowings under new senior term loans and revolving facilities.

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

The New Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from March 31, 2012 onwards, the applicable margin varies depending on the Company’s leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the New Senior Facilities Agreement) between 160 basis points and 215 basis points for the Facility A Term Loan, 85 basis points and 140 basis points for the Revolving Facility B, and 110 basis points and 165 basis points for the Revolving Facility C.

The New Senior Facilities Agreement contains restrictive covenants that limit Sirona’s ability to make loans, to incur additional indebtedness, and to make disposals, subject to agreed-upon exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of consolidated total net debt to consolidated adjusted EBITDA. If the Company breaches these covenants, the loans will become repayable on demand.

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

Other Financial Data

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	$’000s		$’000s
Net income attributable to Sirona Dental Systems, Inc.	$31,658	$30,521	$69,960	$68,798
Net interest expense	830	1,014	1,800	1,917
Provision for income taxes	10,179	9,305	25,405	20,916
Depreciation	8,562	7,165	16,763	14,123
Amortization	9,982	12,039	19,694	24,337

EBITDA	$61,211	$60,044	$133,622	$130,091

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

Supplemental Information

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	$’000s		$’000s
Share-based compensation (1)	$2,255	$2,197	$8,352	$4,290
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of the $-denominated exclusivity fee	1,312	(1,742)	345	761
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of short-term intra-group loans	2,527	(2,303)	759	1,044

	$6,094	$(1,848)	$9,456	$6,095

(1)

For the six months ended March 31, 2013, this includes the compensation charge from the first quarter of $3,764 for the modification of share based awards in connection with the Transition Agreement for the departing CEO and Chairman.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2013. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The number and average price of shares repurchased during the three months ended March 31, 2013 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (3)
	$’000s (except per share amounts)
January 1 - January 31, 2013	101,500	65.84	101,500	7,372
February 1 - February 28, 2013	200	67.02	200	7,358
March 1 - March 31, 2013	—	—	—	7,358

	101,700		101,700

(1)	In August 2011, the Company’s Board of Directors announced a stock repurchase program to purchase up to an aggregate of $100,000,000 of its common stock in open market or privately-negotiated transactions effective through September 2014. The Company is not obligated to acquire any particular amount of common stock and may suspend the program at any time at its discretion without prior notice. All of the shares purchased during the period were part of the 2011 Program.

(2)	In May 2013, the Company’s Board of Directors announced a stock repurchase program (the “2013 Program”) to purchase up to an additional aggregate of $100,000,000 of its common stock in open market or privately-negotiated transactions effective through June 2016. The Company is not obligated to acquire any particular amount of common stock and may suspend the program at any time at its discretion without prior notice. No shares of stock were purchased during the period under the 2013 Program.

(3)	Amounts do not include shares under the 2013 Program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 7, 2013, Sirona Dental Systems, Inc. (the “Company”) and Jeffrey T. Slovin, the President and Chief Executive Officer of the Company, entered into an amendment (the “Amendment”) to the Company’s existing Amended and Restated Employment Agreement with Mr. Slovin, dated June 14, 2006, as amended.

The Amendment identifies Mr. Slovin’s current title of President and Chief Executive Officer and sets forth his duties and responsibilities as President and Chief Executive Officer of the Company. The Amendment also contains Mr. Slovin’s compensation arrangements, including, but not limited to, Mr. Slovin’s Base Salary of $850,000 per year, subject to increases as may be approved by the Board of Directors and the Compensation Committee from time to time. Mr. Slovin will also be eligible to receive a bonus in an amount payable pursuant to the terms and conditions set forth in the Company’s Fiscal 2009 Executive Bonus Plan.

The Amendment also provides that Mr. Slovin will have the right to terminate his employment for “Good Reason” if, among other reasons, Mr. Slovin no longer reports to the Company’s Board of Directors.

The Amendment states that Mr. Slovin’s principal place of residence will be in Germany, and Mr. Slovin will travel extensively as reasonably required in the performance of his duties as the President and Chief Executive Officer of the Company. Under the Amendment, the period of Mr. Slovin’s relocation to Germany is being extended for a period to be determined by Mr. Slovin in his sole discretion.

The foregoing summary of certain provisions of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and which is incorporated herein by reference.

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title

10.1	Amendment to Amended and Restated Employment Agreement, dated as of May 7, 2013, between the Company and Jeffrey T. Slovin

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012, (ii) Condensed Consolidated Statements of Income for the three and six months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended March 31, 2013 and 2012, and (v) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2013

Sirona Dental Systems, Inc.

By:	/s/ Simone Blank
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)

Exhibit No.	Item Title

10.1	Amendment to Amended and Restated Employment Agreement, dated as of May 7, 2013, between the Company and Jeffrey T. Slovin

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012, (ii) Condensed Consolidated Statements of Income for the three and six months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended March 31, 2013 and 2012, and (v) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.