Form 10-Q
period 2013-06-30
SIRONA DENTAL SYSTEMS, INC.
filed 2013-08-02
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of July 29, 2013, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,031,581.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2013

2

PART I	FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Financial Statement Notes	June 30, 2013	September 30, 2012
		(unaudited)
		$’000s (except per share amounts)
ASSETS
Current assets
Cash and cash equivalents		$205,704	$151,088
Restricted cash		157	—
Accounts receivable, net of allowance for doubtful accounts of $1,465 and $1,408, respectively		107,928	132,569
Inventories, net	6	108,925	81,007
Deferred tax assets	10	28,357	24,781
Prepaid expenses and other current assets		28,446	17,622
Income tax receivable	10	2,031	2,213

Total current assets		481,548	409,280

Property, plant and equipment, net of accumulated depreciation and amortization of $146,573 and $125,706, respectively		152,783	143,351
Goodwill	7	654,425	631,077
Intangible assets, net of accumulated amortization of $480,542 and $446,447, respectively	7	303,980	288,556
Other non-current assets		4,111	9,382
Deferred tax assets	10	12,706	12,888

Total assets		$1,609,553	$1,494,534

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		$57,375	$51,961
Short-term debt and current portion of long-term debt	8	381	478
Income taxes payable	10	6,579	14,906
Deferred tax liabilities	10	674	817
Accrued liabilities and deferred income		126,364	118,075

Total current liabilities		191,373	186,237

Long-term debt	9	75,000	75,000
Deferred tax liabilities	10	129,583	122,441
Other non-current liabilities		24,465	16,852
Pension related provisions	13	62,633	61,629
Deferred income		32,500	40,000

Total liabilities		515,554	502,159

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		0	0
Common stock ($0.01 par value; 95,000,000 shares authorized;
57,081,680 shares issued and 54,970,276 shares outstanding at Jun. 30, 2013; 56,598,045 shares issued and 55,051,673 shares outstanding at Sept. 30, 2012		570	566
Additional paid-in capital		717,462	699,279
Treasury stock (at cost)
2,111,404 shares held at cost at Jun. 30, 2013; 1,546,372 shares held at cost at Sept. 30, 2012		(105,091)	(69,058)
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		547,981	437,471
Accumulated other comprehensive income/(loss)	5	(19,924)	(29,797)

Total Sirona Dental Systems, Inc. shareholders’ equity		1,091,895	989,358

Noncontrolling interests		2,104	3,017

Total shareholders’ equity		1,093,999	992,375

Total liabilities and shareholders’ equity		$1,609,553	$1,494,534

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Financial Statement	Three months ended June 30,		Nine months ended June 30,
	Notes	2013	2012	2013	2012
		$’000s (except per share amounts)		$’000s (except per share amounts)
Revenue		$283,157	$242,007	$822,887	$731,987
Cost of sales		131,670	113,567	374,823	340,115

Gross profit		151,487	128,440	448,064	391,872

Selling, general and administrative expense		79,702	72,434	249,477	218,747
Research and development		15,729	13,092	44,926	40,016
Provision for doubtful accounts and notes receivable		148	(504)	765	263
Net other operating income		(2,500)	(2,500)	(11,914)	(7,500)

Operating income		58,408	45,918	164,810	140,346
(Gain)/loss on foreign currency transactions, net		4,510	2,675	10,507	6,255
(Gain)/loss on derivative instruments	15	(901)	2,686	317	186
Interest expense, net		788	866	2,588	2,783
Other expense/(income)		362	(218)	1,044	272

Income before taxes		53,649	39,909	150,354	130,850
Income tax provision	10	12,876	9,180	38,281	30,096

Net income		40,773	30,729	112,073	100,754
Less: Net income attributable to noncontrolling interests		223	431	1,563	1,658

Net income attributable to Sirona Dental Systems, Inc.		$40,550	$30,298	$110,510	$99,096

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):	11
- Basic		$0.74	$0.55	$2.01	$1.78
- Diluted		$0.72	$0.53	$1.96	$1.74
Weighted average shares - basic		55,002,236	55,507,312	55,053,713	55,721,869
Weighted average shares - diluted		56,220,901	56,717,943	56,330,052	56,939,621

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Financial Statement	Three months ended June 30,		Nine months ended June 30,
	Notes	2013	2012	2013	2012
		$’000s		$’000s
Net income		$40,773	30,729	$112,073	100,754
Other comprehensive income/(loss), net of tax:	5

Cumulative translation adjustment		15,983	(44,121)	8,996	(51,526)
Net gain/(loss) on derivative financial instruments (hedging)		181	(195)	699	(865)
Unrecognized elements of pension cost, net of tax		85	310	(61)	481

Total other comprehensive income/(loss)		16,249	(44,006)	9,634	(51,910)

Total comprehensive income/(loss)		57,022	(13,277)	121,707	48,844

Less: Comprehensive income/(loss) attributable to noncontrolling interests		263	198	1,324	1,619

Comprehensive income/(loss) attributable to Sirona Dental Systems, Inc. shareholders		$56,759	$(13,475)	$120,383	$47,225

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Sirona Dental Systems, Inc. Shareholders
	Common share capital	Number of common shares issued and outstanding	Additional paid-in capital	Treasury Stock	Excess of purchase price over predecessor basis	Retained earnings	Accumulated other comprehensive income/(loss)	Total Sirona Dental Systems, Inc. Shareholders	Noncontrolling Interests	Total
	$’000s (except for amount of common shares issued)
Balances as of September 30, 2011	$563	55,815,323	$685,617	$(19,749)	(49,103)	$303,639	$11,309	$932,276	$3,644	$935,920
Issuance of common stock upon exercise of options	2	185,664	1,744					1,746		1,746
Purchase of treasury stock (at cost)		(730,149)		(32,732)				(32,732)		(32,732)
Stock compensation			6,375					6,375		6,375
Tax effect of stock options exercised and net effect of vesting of RSUs/PSUs			(751)					(751)		(751)
Purchase of shares from noncontrolling interest			740					740	(740)	—
Dividend distribution to noncontrolling interest								—	(1,689)	(1,689)
Comprehensive income	—	—	—	—	—	99,096	(51,871)	47,225	1,619	48,844

Balances as of June 30, 2012	$565	55,270,838	$693,725	$(52,481)	(49,103)	$402,735	$(40,562)	$954,879	$2,834	$957,713

Balances as of September 30, 2012	$566	55,051,673	$699,279	$(69,058)	(49,103)	$437,471	$(29,797)	$989,358	$3,017	$992,375
Issuance of common stock upon exercise of options and net effect of vesting of RSUs/PSUs	4	483,635	5,844					5,848		5,848
Purchase of treasury stock (at cost)		(565,032)	—	(36,033)				(36,033)		(36,033)
Stock compensation			10,651					10,651		10,651
Tax effect of stock options exercised and net effect of vesting of RSUs/PSUs			2,272					2,272		2,272
Purchase of shares from noncontrolling interest			(584)					(584)	(802)	(1,386)
Dividend distribution to noncontrolling interest			—					—	(1,435)	(1,435)
Comprehensive income	—	—	—	—	—	110,510	9,873	120,383	1,324	121,707

Balances as of June 30, 2013	$570	54,970,276	$717,462	$(105,091)	(49,103)	$547,981	$(19,924)	$1,091,895	$2,104	$1,093,999

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2013	2012
	$’000s
Cash flows from operating activities
Net income	$112,073	$100,754

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	55,523	58,107
(Gain)/loss on disposal of property, plant and equipment	93	—
(Gain)/loss on derivative instruments	317	186
(Gain)/loss on foreign currency transactions	10,507	6,255
Deferred income taxes	1,939	(11,079)
Amortization of debt issuance cost	415	491
Share-based compensation expense	10,651	6,375

Changes in assets and liabilities
Accounts receivable	21,253	(25,939)
Inventories	(31,821)	(1,503)
Prepaid expenses and other current assets	(10,907)	3,528
Restricted cash	(172)	646
Other non-current assets	(226)	(252)
Trade accounts payable	5,334	(6,239)
Accrued liabilities and deferred income	(9,380)	(14,928)
Other non-current liabilities	2,832	818
Income taxes receivable	205	1,167
Income taxes payable	(8,616)	5,631

Net cash provided by operating activities	160,020	124,018

Cash flows from investing activities
Investment in property, plant and equipment	(35,634)	(29,675)
Proceeds from sale of property, plant and equipment	83	—
Prepayments for other assets	—	(4,612)
Purchase of intangible assets	(42)	(82)
Purchase of long-term investments	—	(48)
Acquisition of business, net of cash acquired	(35,019)	—

Net cash used in investing activities	(70,612)	(34,417)

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2013	2012
	$’000s
Cash flows from financing activities
Repayments of short-term and long-term debt	(98)	(433,093)
Proceeds from borrowings	—	141,297
Purchase of treasury stock	(36,033)	(32,732)
Debt issuance cost	—	(2,765)
Purchase of shares from noncontrolling interest	(1,386)	—
Dividend distributions to noncontrolling interest	(1,435)	(1,698)
Common shares issued under share based compensation plans	5,844	1,744
Tax effect of common shares issued under share based compensation plans	(1,123)	(1,067)

Net cash used in financing activities	(34,231)	(328,314)

Change in cash and cash equivalents	55,177	(238,713)
Effect of exchange rate change on cash and cash equivalents	(561)	(2,546)
Cash and cash equivalents at beginning of period	151,088	345,859

Cash and cash equivalents at end of period	$205,704	$104,600

Supplemental information
Interest paid	$2,283	$2,005
Interest capitalized	135	203
Income taxes paid	49,648	32,460
Acquisition of business
Current assets	$5,185	$—
Non-current assets	61,237	—
Current liabilities	(7,835)	—
Non-current liabilities	(11,951)	—

	46,636	—
Cash paid	(36,673)
Settlement of balances	(4,544)

Fair value of liabilities incurred	$5,419	$—

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

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of June 30, 2013, and the results of operations and cash flows for the nine months ended June 30, 2013 and 2012, respectively, as applicable to interim periods have been made. The results of operations for the nine months ended June 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

The fair value of total consideration transferred for this acquisition totaled $46.6 million, consisting of cash of $36.7 million, settlements of prior balances, and contingent consideration arrangements. The contingent consideration arrangements require the Company to pay the former owners additional amounts contingent upon revenue milestones. These contingent arrangements provide for payments ranging from $0 up to a total of $13.0 million over the expected life cycle of the company’s major product. The fair value of the contingent arrangements at acquisition date was $5.4 million and will be remeasured through settlement, with changes in fair value recorded in income (amounts included in Note 16). The fair value of the contingent arrangements as of June 30, 2013, was $5.9 million, with the change in fair value of $0.5 million recorded in other (income)/expense in the income statement for the nine months ended June 30, 2013.

4.	Employee Share-Based Compensation

ASC 718, Compensation – Stock Compensation, requires that all share based compensation arrangements, including grants of stock option awards to employees, be recognized based on the estimated fair value of the share-based payment award.

Equity Incentive Plan

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, restricted stock shares, RSU’s, and PSU’s. The 2006 Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of June 30, 2013, 773,325 shares were available for future grant under the 2006 Plan.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted and Performance-Based Stock Units

In the nine months ended June 30, 2013, the Company granted 180,036 RSU’s with an average value of $ 63.19, representing the average of closing prices of the Company’s common stock at grant dates.

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

Stock Options

In the nine months ended June 30, 2013, the Company granted 154,500 stock options with a weighted average exercise price of $63.45 and weighted average fair value of $21.74 at the grant date. Grants generally vest over four years. All grants expire ten years after the date of the grant.

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

	Nine months ended June 30, 2013	Year ended September 30, 2012
Expected Volatility	38.23%	39.17%
Risk-free rate	0.70%	0.91%
Expected term	5 years	5 years
Expected dividends	—	—

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Compensation Costs

The following table summarizes compensation expense charged to income for stock-based compensation and additional information for the three and nine months ended June 30, 2013:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Compensation Expense	$’000s		$’000s
Cost of sales	$35	$27	$102	$85
Selling, general and administrative (1)	2,230	2,029	10,447	6,192
Research and development	34	29	102	98

	$2,299	$2,085	$10,651	$6,375

(1)

For the nine months ended June 30, 2013, this includes the compensation charge from the first quarter of $3,764 for the modification of share based awards in connection with the Transition Agreement for the departing CEO and Chairman.

	Three months ended June 30, 2013	Nine months ended June 30, 2013
	$’000s (except where noted)	$’000s (except where noted)
Additional Information
Tax Information
Income tax benefit recognized for share-based compensation	$(762)	$(3,081)
Tax benefit realized from share-based compensation	$(3,383)	$(7,777)
Future Costs
Total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards		$22,000
Weighted-average period expected for recognition of cost (in years)		2.9

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted and Performance-Based Stock Unit Activity

The following is a summary of Sirona’s RSU and PSU activity for the nine months ended June 30, 2013:

	Nine months ended June 30, 2013
	Restricted stock units		Performance-based stock units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	585,187	$38.47	13,000	$36.78
Granted	180,036	63.19	—	—
Vested	(154,792)	37.11	—	—
Forfeited	(34,506)	40.97	—	—

Outstanding at end of period	575,925	46.41	13,000	36.78

Stock Option Activity

The following is a summary of Sirona’s stock option activity for the nine months ended June 30, 2013:

	Nine months ended June 30, 2013
	Number of options	Weighted average exercise price
Outstanding at beginning of period	2,157,113	$17.63
Granted	154,500	63.45
Exercised	(381,476)	15.49
Forfeited	(21,290)	42.17

Outstanding at end of period	1,908,847	21.49

thereof vested and exercisable	1,600,628

		$’000s
Intrinsic value of options exercised		$20,340
Total fair value of options vested		$2,033
Aggregate intrinsic value of exercisable stock options		$80,291
Weighted average remaining contractual life (in years)		3.6

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Accumulated Other Comprehensive Income/(Loss)

	For the three months ended June 30,
	2013
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain/(loss) from hedging instruments	Total
	$’000s
Balance at beginning of period	$(40,725)	$5,332	$(1,027)	$(36,420)
Current increase / (decrease)	15,983	118	778	16,879
Income tax (expense) / benefit	—	(33)	(310)	(343)

Balance at end of period	(24,742)	5,417	(559)	(19,884)
Less: Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax	40	—	—	40

Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(24,782)	$5,417	$(559)	$(19,924)

	For the three months ended June 30,
	2012
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain/(loss) from hedging instruments	Total
	$’000s
Balance at beginning of period	$8,408	$(4,527)	(670)	3,211
Current increase / (decrease)	(44,121)	428	(195)	(43,888)
Income tax (expense) / benefit	—	(118)	—	(118)

Balance at end of period	(35,713)	$(4,217)	(865)	(40,795)
Less: Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax	(233)	—	—	(233)

Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(35,480)	$(4,217)	$(865)	$(40,562)

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the nine months ended June 30,
	2013
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain/(loss) from hedging instruments	Total
	$’000s
Balance at beginning of period	$(34,017)	$5,478	$(1,258)	$(29,797)
Current increase / (decrease)	8,996	(11)	1,164	10,149
Income tax (expense) / benefit	—	(50)	(465)	(515)

Balance at end of period	(25,021)	5,417	(559)	(20,163)
Less: Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax	(239)	—	—	(239)

Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(24,782)	$5,417	$(559)	$(19,924)

	For the nine months ended June 30,
	2012
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain/(loss) from hedging instruments	Total
	$’000s
Balance at beginning of period	$16,007	$(4,698)	$—	$11,309
Current increase / (decrease)	(51,526)	664	(865)	(51,727)
Income tax (expense) / benefit		(183)	—	(183)

Balance at end of period	(35,519)	$(4,217)	(865)	(40,601)
Less: Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax	(39)			(39)

Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(35,480)	$(4,217)	$(865)	$(40,562)

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Inventories, net

	June 30, 2013	September 30, 2012
	$’000s
Finished goods	$74,315	$50,878
Work in progress	12,331	12,349
Raw materials	38,291	29,561

	124,937	92,788
Inventory reserve	(16,012)	(11,781)

	$108,925	$81,007

7.	Intangible Assets and Goodwill

	Gross	Accumulated amortization	Net
	$’000s
As of June 30, 2013
Patents & Licenses	$146,594	$93,251	$53,343
Trademarks	127,408	833	126,575
Technologies and dealer relationships	480,959	386,458	94,501
In-process research & development (IPR&D)	29,561	—	29,561

	784,522	480,542	303,980
Goodwill	654,425	—	654,425

Total intangible assets	$1,438,947	$480,542	$958,405

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2012
Patents & Licenses	$134,251	$83,241	$51,010
Trademarks	126,245	728	125,517
Technologies and dealer relationships	434,166	362,478	71,688
In-process research & development (IPR&D)	40,341	—	40,341

	735,003	446,447	288,556
Goodwill	631,077	—	631,077

Total intangible assets	$1,366,080	$446,447	$919,633

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The change in the value of goodwill from September 30, 2012 to June 30, 2013, is attributable to (i) foreign currency fluctuations, with an impact of $5,263, (ii) the acquisition of a technology company in the first quarter of fiscal year 2013, which resulted in $18,167 of goodwill based on preliminary estimates, and (iii) a reduction in goodwill by $(81) as a result of tax benefits received subsequent to the Exchange for options that were vested and included in the determination of purchase price at the time of that acquisition.

Aside from normal amortization for the current fiscal year, the change in the value of intangible assets, excluding goodwill and the acquired IPR&D, from September 30, 2012 to June 30, 2013, is mainly attributable to (i) acquired patents and developed technology in connection with the acquisition of a technology company in the first quarter of fiscal year 2013 with an impact of $10,633 and $3,078, respectively, and (ii) foreign currency fluctuations, with an impact of $2,563.

The change in IPR&D during the period resulted from (i) the acquisition of a technology company in the first quarter of fiscal year 2013 and (ii) the realization and commercialization in the current quarter of the single project that was in process at September 30, 2012 with a carrying value of $40.3 million, which was reclassified as a technology asset during the current period. The total fair value of IPR&D of $29.6 million as of June 30, 2013 represented a single project. The remaining estimated cost to complete the project was $2.5 million. The project is 55% through the development phase; the remaining steps prior to product release are further development, prototype finalization and testing, integration and field testing, and regulatory approvals. The percentage of completion for the full project is 40%, and we anticipate project completion in the first half of 2015.

8.	Short-Term Debt and Current Portion of Long-Term Debt

The components of short-term debt are as follows:

	June 30, 2013	September 30, 2012
	$’000s
Accrued interest on long-term debt	270	270
Other short-term debt	111	208

	$381	$478

9.	Long-Term Debt

The components of long-term debt are as follows:

	June 30, 2013	September 30, 2012
	$’000s
New Senior Term Loan (“Facility A” Term Loan, variable rate) repayable in two installments in November 2015 and November 2016	$75,270	$75,270
Actual interest rate as of June 30, 2013: 2.8875%

	75,270	75,270
Less current portion	270	270

	$75,000	$75,000

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Income Taxes

For the first nine months of fiscal year 2013, an estimated effective tax rate of 24% has been applied. The income tax provision for the first nine months ended June 30, 2013, was $38.3 million and includes a tax expense of $2.2 million from a non-cash remeasurement of deferred tax assets and liabilities resulting from a local trade tax rate increase at our principal German operations, which was enacted in and effective beginning in the first quarter of fiscal year 2013. For the first nine months of fiscal year 2012, a 23% estimated effective tax rate was applied, and the actual effective tax rate for fiscal year 2012 was 24%.

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

The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of June 30, 2013, it remained management’s intention to continue to indefinitely reinvest such earnings in operations outside of the United States. In making this determination, the Company also evaluates its expected cash requirements in the United States. These foreign earnings relate to ongoing operations and, as of June 30, 2013, the approximate amount of undistributed foreign earnings amounted to $374 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Income per Share

The computation of basic and diluted income per share is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	$’000s (except for share amounts)		$’000s (except for share amounts)
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$40,550	$30,298	$110,510	$99,096

Weighted average shares outstanding - basic	55,002,236	55,507,312	55,053,713	55,721,869
Dilutive effect of stock-based compensation	1,218,665	1,210,631	1,276,339	1,217,752

Weighted average shares outstanding - diluted	56,220,901	56,717,943	56,330,052	56,939,621

Net income per share
Basic	$0.74	$0.55	$2.01	$1.78

Diluted	$0.72	$0.53	$1.96	$1.74

There were no stock options excluded from the computation of diluted earnings per share for the three and nine months ended June 30, 2013 and June 30, 2012.

12.	Product warranty

The following table provides the changes in the product warranty accrual for the three and nine months ended June 30, 2013 and 2012:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	$’000s		$’000s
Balance at beginning of the period	$8,660	$9,103	$8,482	$8,735
Accruals for warranties issued during the period	5,088	3,786	14,253	13,326
Warranty settlements made during the period	(4,224)	(4,098)	(13,157)	(13,180)
Translation adjustment	157	(437)	103	(527)

Balance at end of the period	$9,681	$8,354	$9,681	$8,354

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	$’000s		$’000s
Service cost, net	$50	$52	$151	$160
Interest cost	539	601	1,619	1,845
Amortization of actuarial (gain)/loss	32	(76)	96	(233)

Net periodic benefit cost	$621	$577	$1,866	$1,772

14.	Net Other Operating Income

The components of net other operating income for the periods under report are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	$’000s		$’000s
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2,500	$2,500	$7,500	$7,500
Gain from patent infringement settlement	—	—	4,414	—

	$2,500	$2,500	$11,914	$7,500

The gain from a patent infringement settlement for the nine months ended June 30, 2013, represents amounts received related to prior years.

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

The Euro is the functional currency for many of Sirona’s subsidiaries, including its primary sales and manufacturing operations in Germany. During the periods under review, the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results. In order to manage foreign currency exposures, the Company enters into foreign exchange forward contracts (USD, AUD, and JPY). The Company enters into forward contracts that are considered to be economic hedges but which are not considered hedging instruments under ASC 815. As of June 30, 2013, these contracts had notional amounts totaling $51.0 million. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at June 30, 2013 is described in Note 16 Fair Value Measurements.

The following tables summarize the impact of gains and losses from the fair value changes of the Company’s derivative instruments reported in our condensed consolidated statements of income for the three and nine months ended June 30, 2013 and 2012:

Derivatives Designated as Cash Flow Hedging

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
	Amount of (Gain)/Loss Recognized in Accumulated Other Comprehensive Income		Amount of (Gain)/Loss Recognized in Accumulated Other Comprehensive Income
	$’000s		$’000s
Interest rate swap contracts	$(778)	$771	$(1,164)	1,441

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivatives Not Designated as Hedging Instruments

		For the three months ended June 30,		For the nine months ended June 30,
		2013	2012	2013	2012
	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
		$’000s		$’000s
Foreign exchange contracts	(Gain)/Loss on derivative instruments, net	(901)	2,686	317	186

Total		$(901)	$2,686	$317	$186

16.	Fair Value Measurements

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and September 30, 2012:

	June 30, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$112,299	$—	$—	$112,299
Derivative Assets	—	560	—	560
Liabilities
Derivative Liabilities	—	(468)	—	(468)
Business Acquisition-related liabilities	—	—	(14,392)	(14,392)

Total	$112,299	$92	$(14,392)	$97,999

	September 30, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$84,216	$—	$—	$84,216
Derivative Assets	—	730	—	730
Liabilities
Derivative Liabilities	—	(356)	—	(356)
Business Acquisition-related liabilities	—	—	(7,864)	(7,864)

Total	$84,216	$374	$(7,864)	$76,726

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The change in the fair value of the business acquisition-related liabilities was $6.5 million, of which $5.7 million resulted from the business acquisition in the first quarter of the current fiscal year, and a total for all acquisitions of $0.3 million and $1.0 million was recorded in other (income)/expense in the income statement for the three and nine months ended June 30, 2013, respectively.

In the Company’s June 30, 2013 and September 30, 2012 Condensed Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	$’000s		$’000s
Revenue External
Dental CAD/CAM Systems	$102,865	$85,415	$302,078	$255,202
Imaging Systems	100,214	82,120	280,846	251,399
Treatment Centers	53,736	48,773	161,802	146,474
Instruments	26,342	25,204	78,161	77,921

Total	283,157	241,512	822,887	730,996

Electronic center	—	495	—	991

Total	$283,157	$242,007	$822,887	$731,987

Revenue Internal
Dental CAD/CAM Systems	$—	$—	$—	$—
Imaging Systems	1	3	(1)	15
Treatment Centers	1	2	4	6
Instruments	2,990	2,672	9,941	8,634
Intercompany elimination	(2,992)	(2,677)	(9,944)	(8,655)

Total	—	—	—	—

Electronic center	—	5,245	—	17,684
Intercompany elimination	—	(5,245)	—	(17,684)

Total	$—	$—	$—	$—

Revenue Total
Dental CAD/CAM Systems	$102,866	$85,415	$302,078	$255,202
Imaging Systems	100,214	82,123	280,845	251,414
Treatment Centers	53,738	48,775	161,806	146,480
Instruments	29,331	27,876	88,102	86,555

Total	286,149	244,189	832,831	739,651

Electronic center	—	5,739	—	18,675

Total	$286,149	$249,928	$832,831	$758,326

Segment performance measure
Dental CAD/CAM Systems	$70,067	$59,530	$207,483	$179,142
Imaging Systems	57,303	47,846	165,389	144,519
Treatment Centers	21,582	19,934	64,718	59,305
Instruments	10,753	10,366	33,731	35,815

Total	159,705	137,676	471,321	418,781

Electronic center and corporate	1,526	1,625	4,662	6,243

Total	$161,231	$139,301	$475,983	$425,024

Depreciation and amortization expense
Dental CAD/CAM Systems	$3,534	$2,826	$9,824	$7,334
Imaging Systems	1,808	1,536	4,747	4,475
Treatment Centers	1,957	1,995	5,635	5,718
Instruments	1,224	1,013	3,524	2,877

Total	8,523	7,370	23,730	20,404

Electronic center and corporate	179	408	1,734	1,497

Total	$8,702	$7,778	$25,464	$21,901

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the nine months ended June 30, 2013 and 2012 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	$’000s		$’000s
Revenue
Total segments (external)	$283,157	$241,512	$822,887	$730,996
Electronic center	—	495	—	991

Consolidated revenue	283,157	242,007	822,887	731,987
Depreciation and amortization
Total segments	8,523	7,369	23,730	20,403
Differences management reporting vs. US GAAP, electronic center and corporate	10,543	12,278	31,793	37,704

Consolidated depreciation and amortization	19,066	19,647	55,523	58,107
Segment performance measure
Total segments	159,705	137,675	471,321	418,780
Differences management reporting vs. US GAAP, electronic center and corporate	(8,218)	(9,235)	(23,257)	(26,908)

Consolidated gross profit	151,487	128,440	448,064	391,872
Selling, general and administrative expense	79,702	72,434	249,477	218,747
Research and development	15,729	13,092	44,926	40,016
Provision for doubtful accounts and notes receivable	148	(504)	765	263
Net other operating income	(2,500)	(2,500)	(11,914)	(7,500)
(Gain)/loss on foreign currency transaction , net	4,510	2,675	10,507	6,255
(Gain)/loss on derivative instruments	(901)	2,686	317	186
Interest expense, net	788	866	2,588	2,783
Other expense/(income)	362	(218)	1,044	272

Income before taxes	$53,649	$39,909	$150,354	$130,850

Concentration of Revenue

A substantial portion of our revenue comes from two distributors accounting for more than 10% of revenues. Patterson Companies, Inc. (“Patterson”) accounted for 35% and 29% of our total revenues for the nine months ended June 30, 2013 and 2012, respectively. Henry Schein, Inc. (“Henry Schein”) accounted for 14% and 16% of our total revenues for the nine months ended June 30, 2013 and 2012, respectively. Together, these two customers represented 49% and 45% of our total revenues for the nine months ended June 30, 2013 and 2012, respectively. The accounts receivable from these two customers totaled $55,561 and $50,231 for the nine months ended June 30, 2013 and 2012, respectively. These revenues were earned across all segments, with a significant portion of revenues with Patterson being earned in the CAD/CAM and Imaging segments. No other customer accounted for more than 10% of revenues.

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

In fiscal year 2012, Sirona revenues increased 12.6% on a constant currency basis over a very strong prior year, where revenues grew 16.4% on a constant currency basis. While Germany was down 9.5% year-over-year due to (i) a challenging IDS comparison, (ii) the Orthophos 2D/3D launch, and (iii) a successful CAD/CAM trade-up program, we had our second best year ever in Germany. U.S. revenues increased 11.4%, and momentum continued in our non-European, international markets, showing strong double-digit growth above the company’s average growth rate, led by Asia-Pacific. On a segment basis, Sirona’s revenue was broad based. All segments posted double digit growth rates constant currency, except for Instruments. During the year, we expanded our exclusive distribution agreement with Patterson to include all Sirona products for the U.S. market. This enables us to strengthen our go-to-market approach and grow in the U.S. by increasing the focus on the seamless integration of our best-in-class product offerings and digital solutions. Gross profit increased by $40.3 million, which was partially offset by a $18.6 million increase in SG&A expenses. The major driver of the increase in SG&A expenses was the continued strategic expansion of our sales and service infrastructure in key growth markets. As a result, operating income increased 15.4%. Operating income includes a year-over-year decrease in amortization of $7.0 million. Operating cash flow remained strong and increased 12.6%.

At the end of August, we launched our new CEREC Omnicam camera, which further strengthens Sirona’s leadership position in the CAD/CAM market. The Omnicam’s features are particularly notable: video streaming, digitization of jaw structures in their natural color, and powderless scanning of tooth surfaces.

For the nine months ended June 30, 2013, we posted a record performance, with revenues up 12.9% on a constant currency basis over a strong first nine months in fiscal year 2012, where revenues grew 9.3% constant currency. Revenues were exceptionally strong in the U.S. and Germany. In Germany, we particularly benefited from orders following the International Dental Show (“IDS”) in Cologne in March 2013, where we introduced a record 25 new products. On a segment basis, we experienced very strong growth in our CAD/CAM segment, where we benefited from the Omnicam launch as well as a generally increasing demand for products in this segment. In addition, our Imaging and Treatment Center segments performed very well, with year-over-year constant currency revenue growth rates in the first nine months of 12.1% and 11.1%, respectively. Gross profit increased by $56.2 million, which was partially offset by a $30.7 million increase in SG&A expenses. SG&A expenses include $7.3 million related to the Transition Agreement for the former Chairman and CEO, filed as an Exhibit with the Company’s Annual Report on Form 10-K on November 16, 2012 (the “Transition Agreement”). The major drivers of the residual increase in SG&A expenses of $23.4 million were the continued strategic expansion of our sales and service infrastructure in key growth markets and expenses related to the biennial IDS of $3.5 million. As a result, operating income increased 17.4%. Operating income includes a year-over-year decrease in amortization of $6.1 million, primarily representing a decrease in amortization from the step-up to fair values of intangible and tangible assets related to past business combinations. Operating cash flow remained very strong and increased 31% over the comparative prior-year period.

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

Fluctuations in U.S. Dollar/Euro Exchange Rate

Although the U.S. Dollar is Sirona’s reporting currency, its functional currencies vary depending on the country of operation. For the nine months ended June 30, 2013, approximately 39% of Sirona’s revenue and approximately 72% of its expenses were in Euro. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly, thereby impacting Sirona’s financial results. Between October 1, 2011 and June 30, 2013, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $1.2094 to a high of $1.4155. Sirona has entered into foreign exchange forward contracts to manage foreign currency exposure. The Company does not apply hedge accounting to such contracts. As of June 30, 2013, these contracts had notional amounts totaling $51.0 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Certain revenue information above and under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates constant currency revenue growth by comparing current period revenues to prior period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. The average exchange rate for the three and nine months ended June 30, 2013, was $1.30590 and $1.30786, respectively, and varied from $1.28296 to $1.33851. For the three and nine months ended June 30, 2012, an average exchange rate converting Euro denominated revenues into U.S. Dollars of $1.28513 and $1.31527 , respectively, was applied.

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

The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily as a result of lower statutory tax rates on foreign earnings at the Company’s operations outside of the United States. The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because, as of June 30, 2013, it remained management’s intention to continue to indefinitely reinvest such earnings in operations outside of the United States. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue

Revenue for the three months ended June 30, 2013 was $283.2 million, an increase of $41.2 million, or 17.0%, as compared with the three months ended June 30, 2012. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 15.7%. By segment, Imaging Systems increased 22.0% (up 21.0% on a constant currency basis), CAD/CAM Systems increased 20.4% (up 19.4% on a constant currency basis), Treatment Centers increased 10.2% (up 8.4% on a constant currency basis), and Instruments increased 4.5% (up 2.9% on a constant currency basis).

Imaging segment revenues were particularly strong in the U.S. and Germany. We continue to benefit from robust demand for our Orthophos product line and our best-in-class Schick 33 Sensor program. CAD/CAM segment revenues benefited from the Omnicam launch and delivery of trade-ups and a generally increasing demand for products in this segment. In our Treatment Center segment, we continued the above-market growth trajectory. Sales were again particularly strong in Germany, with robust demand for our Sinius treatment center. Revenues in the Instruments segment were up 2.9% constant currency compared to the prior year mainly driven by the German market.

Revenues in the U.S. for the three months ended June 30, 2013 increased an exceptional 28.8% compared to the prior-year period. U.S. revenues benefited from strong demand for our Imaging and CAD/CAM products, the delivery of Omnicam trade-ups, and the expanded agreement with Patterson. Revenue outside the U.S. increased 11.8%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 10.0%. Sales growth in international markets was driven by an exceptionally strong performance in Germany, where we particularly benefited from orders following the IDS.

Revenue growth on a constant currency basis was mainly volume and product mix driven. Prices in general remained stable, with the exception of pricing pressure in Imaging product lines.

Cost of Sales

Cost of sales for the three months ended June 30, 2013 was $131.7 million, an increase of $18.1 million, or 15.9%, as compared with the three months ended June 30, 2012. Gross profit as a percentage of revenue was 53.5% compared to 53.1% in the prior year period. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $9.7 million as well as non-cash share-based compensation expense of $0.03 million for the three months ended June 30, 2013 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $10.9 million and non-cash share-based compensation expense of $0.03 million for the three months ended June 30, 2012. Excluding these amounts, cost of sales as a percentage of revenue was 43.0% for the three months ended June 30, 2013 compared with 42.4% for the three months ended June 30, 2012, and therefore gross profit as a percentage of revenue was 57.0%, compared to 57.6% in the prior year period. The decrease in the gross profit margin was mainly due to product mix.

Gross Profit

We use gross profit, excluding the impacts of the MDP Transaction and the Exchange, to monitor segment performance. By segment, gross profit developed in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as follows: Imaging Systems increased 19.8%, CAD/CAM Systems increased 17.7%, Treatment Centers increased 8.3%, and Instruments increased by 3.7%. The CAD/CAM segment gross profit benefited from the strong increase in sales; however, the gross profit margin was below the prior year. The decrease in gross profit margin was mainly driven by product mix due to an increasing share of Omnicam sales from the delivery of trade-ups. The Imaging segment gross profit benefited from a strong increase in sales; however, the segment gross profit margin was below the prior year mainly due to product mix within our extra oral product portfolio. The increase in the Treatment Center segment gross profit was driven by increased volume whereas the gross profit margin decrease was mainly due to product mix. Gross profit for the Instruments segment was slightly above the prior year, but the gross profit margin was below the prior-year level. This decrease in gross profit margin was mainly driven by lower hygiene product sales and the increased ratio of lower-end handpieces. For more information, see Note 17 to our condensed consolidated financial statements for revenues and gross profit by segment for each of the fiscal periods under report.

Selling, General and Administrative

For the three months ended June 30, 2013, SG&A expense was $79.7 million, an increase of $7.3 million, or 10.0%, as compared with the three months ended June 30, 2012. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $0.6 million as well as other non-cash share-based compensation expense in the amount of $2.2 million for the three months ended June 30, 2013, compared with $0.7 million and $2.0 million, respectively, for the three months ended June 30, 2012. Excluding the above amounts, as a percentage of revenue, SG&A expense was 27.1% for the three months ended June 30, 2013, as compared with 28.8% for the three months ended June 30, 2012. During the quarter, we continued to implement our strategy to invest in the expansion of our sales and service infrastructure to capitalize on opportunities to gain market share and build up our presence in key growth markets.

Research and Development

R&D expense for the three months ended June 30, 2013, was $15.7 million, an increase of $2.6 million. The increase was mainly driven by the timing of projects. R&D expense included non-cash share-based compensation expense in the amount of $0.03 million for the three months ended June 30, 2013, compared with $0.03 million for the three months ended June 30, 2012, respectively. Excluding this amount, as a percentage of revenue, R&D expense was 5.5% for both the three months ended June 30, 2013 and 2012.

Net Other Operating Income

Net other operating income for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was as follows:

	Three months ended June 30,
	2013	2012
	$ millions
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5

	$2.5	$2.5

(Gain)/Loss on Foreign Currency Transactions

The loss on foreign currency transactions for the three months ended June 30, 2013 amounted to $4.5 million and compares to a loss of $2.7 million for the three months ended June 30, 2012. The components of these results are as follows:

	Three months ended June 30,
	2013	2012
	$ millions
Unrealized non-cash foreign exchange (gain)/loss from translation adjustment of deferred income related to the Patterson exclusivity payment	$(0.9)	$3.1
Unrealized non-cash foreign exchange (gain)/loss on short-term intra-group loans	(1.7)	4.9
(Gain)/loss on other foreign currency transactions (1)	7.1	(5.3)

	$4.5	$2.7

(1)

For the three months ended June 30, 2013, the loss on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by the fluctuations between the Yen/Euro, Euro/U.S. Dollar, and Real/Euro exchange rates. For the three months ended June 30, 2012, the gain on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by fluctuations in the Euro/U.S. Dollar exchange rate.

(Gain)/Loss on Derivative Instruments

The gain of $0.9 million on derivative instruments for the three months ended June 30, 2013 compared to a loss of $2.7 million for the three months ended June 30, 2012. In both periods, the gain and loss, respectively, related to unrealized non-cash gains and losses on foreign currency hedges.

Interest Expense

Net interest expense for the three months ended June 30, 2013, was $0.8 million, compared to $0.9 million for the three months ended June 30, 2012.

Income Tax Provision

For the three months ended June 30, 2013 and 2012, Sirona recorded a profit before income taxes of $53.6 million and $39.9 million, respectively. The income tax provision for the three months ended June 30, 2013 and 2012, was $12.9 million and $9.2 million, respectively. The estimated effective tax rate for the third quarter of fiscal year 2013 was 24.0% and compares to an effective tax rate of 23.0% applied for the third quarter of fiscal 2012 and an actual effective tax rate of 24.0% in fiscal year 2012. The estimated effective tax rate is primarily driven by the expected mix of earnings across different jurisdictions.

Net Income

Net income for the three months ended June 30, 2013 was $40.8 million, an increase of $10.0 million, as compared with the three months ended June 30, 2012. Major influencing factors on net income were (i) the increase in gross profit, mainly due to increased sales, (ii) an increase in SG&A expense due to the continued investments in the expansion of our global sales and service infrastructure, and (iii) losses in the total amount of $3.6 million from foreign currency transactions and derivative instruments. Net income for the three months ended June 30, 2013 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction—deal related amortization and depreciation) of $10.4 million ($7.9 million net of tax), a foreign currency gain on the deferred income from the Patterson exclusivity payment of $0.9 million ($0.7 million net of tax), and a gain on the revaluation of short-term intra-group loans of $1.7 million ($1.3 million net of tax).

Sirona’s net income for the three months ended June 30, 2012 included deal related amortization and depreciation of assets acquired in past business combinations of $11.5 million ($8.9 million net of tax), currency revaluation loss on the Patterson exclusivity payment of $3.1 million ($2.5 million net of tax), and a loss on the revaluation of short-term intra-group loans of $4.9 million ($3.7 million net of tax).

Share-based compensation expense was $2.3 million ($1.7 million net of tax) for the three months ended June 30, 2013, compared to $2.1 million ($1.6 million net of tax) in the prior year period.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Revenue

Revenue for the nine months ended June 30, 2013 was $822.9 million, an increase of $90.9 million, or 12.4%, as compared with the nine months ended June 30, 2012. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 12.9%. By segment, CAD/CAM Systems increased 18.4% (up 18.8% on a constant currency basis), Imaging Systems increased 11.7% (up 12.1% on a constant currency basis), Treatment Centers increased 10.5% (up 11.1% on a constant currency basis), and Instruments increased 0.3% (up 0.9% on a constant currency basis).

CAD/CAM segment revenues grew 18.8% on a constant currency basis and benefited from the Omnicam launch and delivery of trade-ups and a generally increasing demand for products in this segment. Growth was broad-based, but particularly strong in the U.S. The Imaging segment was up 12.1% on a constant currency basis. Sales were particularly strong in the U.S. and Germany, and we continue to experience robust demand for our Orthophos product line. In our Treatment Center segment, we continued the above-market growth trajectory. Sales were particularly strong in Germany and non-European international markets. Demand for our Sinius treatment center continued to be robust. Revenues in the Instruments segment were up 0.9% on a constant currency basis driven by non-European international markets.

Revenues in the U.S. for the nine months ended June 30, 2013 were exceptionally strong, with an increase of 23.7% compared to the prior-year period. U.S. revenues benefited from (i) strong demand for our Imaging and CAD/CAM products, (ii) the impact of implementation of the Medical Device Tax in 2013 and anticipated changes in tax benefits in the first quarter, (iii) the delivery of Omnicam trade-ups, and (iv) the expanded agreement with Patterson. Revenue outside the U.S. increased by 7.9%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 8.5%. Sales growth in international markets was particularly driven by an exceptionally strong performance in Germany, as well as robust growth in non-European international markets, led by China and Canada.

Revenue growth on a constant currency basis was mainly volume driven. Prices in general remained stable, with the exception of pricing pressure in the Imaging product lines.

Cost of Sales

Cost of sales for the nine months ended June 30, 2013 was $374.8 million, an increase of $34.7 million, or 10.2%, as compared with the nine months ended June 30, 2012. Gross profit as a percentage of revenue was 54.5% compared to 53.5% in the prior year period. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $27.9 million as well as non-cash share-based compensation expense of $0.1 million for the nine months ended June 30, 2013 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $33.2 million and non-cash share-based compensation expense of $0.09 million for the nine months ended June 30, 2012. Excluding these amounts, cost of sales as a percentage of revenue was 42.1% for the nine months ended June 30, 2013 compared to 41.9% nine months ended June 30, 2012, and therefore gross profit as a percentage of revenue was 57.9% compared to 58.1% in the prior-year period. The slight decrease in gross profit margin compared with the nine month ended June 30, 2012 was mainly due to product mix.

Gross Profit

We use gross profit, excluding the impacts of the MDP Transaction and the Exchange, to monitor segment performance. By segment, gross profit developed in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 as follows: CAD/CAM Systems increased 15.8%, Imaging Systems increased 14.4%, Treatment Centers increased 9.1%, and Instruments decreased by 5.8%. The CAD/CAM segment gross profit benefited from the strong increase in sales; however, gross profit margin was below the prior year. The decrease in gross profit margin was mainly driven by product mix, due to an increasing share of Omnicam sales from the delivery of trade-ups.

The Imaging segment gross profit as well as the gross profit margin mainly benefited from a strong increase in sales and favorable product mix within our extra oral product portfolio. The increase in the Treatment Center segment gross profit was driven by increased volume, whereas the gross profit margin decrease was mainly due to product mix. Gross profit and gross profit margin for the Instruments segment were below the prior-year level. The decrease in gross profit margin was mainly driven by lower hygiene product sales and the increased ratio of lower-end handpieces. For more information, see Note 17 to our condensed consolidated financial statements for revenues and gross profit by segment for each of the fiscal periods under report.

Selling, General and Administrative

For the nine months ended June 30, 2013, SG&A expense was $249.5 million, an increase of $30.7 million, or 14.0%, as compared with the nine months ended June 30, 2012. SG&A expense includes $7.3 million for the Transition Agreement with the former Chairman and CEO, which includes a $3.8 million non-cash charge for the modification of share-based awards. Excluding the effects of the Transition Agreement, SG&A expense increased $23.4 million, or 10.7%. SG&A expense included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $1.8 million as well as other non-cash share-based compensation expense in the amount of $10.4 million for the nine months ended June 30, 2013, compared with $2.1 million and $6.2 million, respectively, for the nine months ended June 30, 2012. Excluding the above amounts, as a percentage of revenue, SG&A expense was 28.4% for the nine months ended June 30, 2013, as compared with 28.8% for the nine months ended June 30, 2012. During the first nine months of the current fiscal year, we continued to implement our strategy to invest in the expansion of our sales and service infrastructure to capitalize on opportunities to gain market share and build up our presence in key growth markets. SG&A expense for the first nine months of the fiscal year also included $3.5 million of costs for the biennial IDS.

Research and Development

R&D expense for the nine months ended June 30, 2013, was $44.9 million, an increase of $4.9 million. The increase is mainly driven by the timing of projects, particularly in preparation for the biennial IDS in March where we launched a record 25 new products.

R&D expense included non-cash share-based compensation expense in the amount of $0.1 million for the nine months ended June 30, 2013, compared with $0.1 million for the nine months ended June 30, 2012, respectively. Excluding this amount, as a percentage of revenue, R&D expense decreased slightly to 5.4% for the nine months ended June 30, 2013, compared to 5.5% for the nine months ended June 30, 2012.

Net Other Operating Income

Net other operating income for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 was as follows:

	Nine months ended June 30,
	2013	2012
	$ millions
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$7.5	$7.5
Gain from patent infringement settlement	4.4	—

	$11.9	$7.5

The gain from patent settlement for the nine months ended June 30, 2013, represents amounts received for past lost profits in an out-of-court settlement of a patent defense suit in the normal course of business.

(Gain)/Loss on Foreign Currency Transactions

The loss on foreign currency transactions for the nine months ended June 30, 2013 amounted to $10.5 million and compares to a loss of $6.3 million for the nine months ended June 30, 2012. The components of these results are as follows:

	Nine months ended June 30,
	2013	2012
	$ millions
Unrealized non-cash foreign exchange (gain)/loss from translation adjustment of deferred income related to the Patterson exclusivity payment	$(0.6)	$3.9
Unrealized non-cash foreign exchange (gain)/loss on short-term intra-group loans	(1.0)	5.9
(Gain)/loss on other foreign currency transactions	12.1	(3.5)

	$10.5	$6.3

(1)

For the nine months ended June 30, 2013, the loss on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by the fluctuations between the Yen/Euro, Euro/U.S. Dollar, and Real/Euro exchange rates. For the nine months ended June 30, 2012, the gain on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by fluctuations in the Euro/U.S. Dollar exchange rate.

(Gain)/Loss on Derivative Instruments

The loss of $0.3 million on derivative instruments for the nine months ended June 30, 2013 compared to a loss of $0.2 million for the nine months ended June 30, 2012. In both periods, these amounts related to unrealized non-cash gains and losses on foreign currency hedges.

Interest Expense

Net interest expense for the nine months ended June 30, 2013, was $2.6 million, compared to $2.8 million for the nine months ended June 30, 2012.

Income Tax Provision

For the nine months ended June 30, 2013 and 2012, Sirona recorded a profit before income taxes of $150.4 million and $130.9 million, respectively. The income tax provision for the nine months ended June 30, 2013 and 2012, was $38.3 and $30.1 million, respectively. The income tax provision as of June 30, 2013, includes the effect from a local trade tax increase at our principal German operations, which was enacted in and effective beginning in the first quarter of fiscal year 2013. This tax rate change resulted in a tax expense of $2.2 million, primarily from a non-cash remeasurement of deferred tax assets and liabilities. Excluding this amount, the estimated effective tax rate for the first nine months of fiscal year 2013 was 24.0% and compares to an effective tax rate of 23.0% applied for the first nine months of fiscal 2012 and an actual effective tax rate of 24.0% in fiscal year 2012. The estimated effective tax rate is primarily driven by the expected mix of earnings across different countries.

Net Income

Net income for the nine months ended June 30, 2013 was $112.1 million, an increase of $11.3 million, as compared with the nine months ended June 30, 2012. Major influencing factors on net income were (i) the increase in gross profit, mainly due to increased sales, (ii) a gain from a patent infringement settlement, (iii) an increase in SG&A expense due to the expenses related to the Transition Agreement for the former Chairman and CEO of $7.3 million, which includes a $3.8 million non-cash charge for the modification of share-based awards, expenses related to the IDS of $3.5 million, and continued investments in the expansion of our global sales and service infrastructure, and (iv) losses in the total amount of $10.8 million from foreign currency transactions and derivative instruments. Net income for the nine months ended June 30, 2013 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction — deal related amortization and depreciation) of $29.8 million ($22.6 million net of tax), a foreign currency gain on the deferred income from the Patterson exclusivity payment of $0.6 million ($0.5 million net of tax), a gain on the revaluation of short-term intra-group loans of $1.0 million ($0.8 million net of tax), and the effect from a non-cash remeasurement of deferred tax assets and liabilities resulting from a local trade tax rate increase at our principal German operations of $2.2 million.

Sirona’s net income for the nine months ended June 30, 2012 included deal related amortization and depreciation of assets acquired in past business combinations of $ 35.2 million ($27.1 million net of tax), currency revaluation loss on the Patterson exclusivity payment of $3.9 million ($3.0 million net of tax), and a loss on the revaluation of short-term intra-group loans of $5.9 million ($4.5 million net of tax).

Share-based compensation expense was $10.7 million ($8.1 million net of tax) for the nine months ended June 30, 2013 compared to $6.4 million ($4.9 million net of tax) in the prior year period.

Liquidity and Capital Resources

Historically, Sirona’s principal uses of cash, apart from operating requirements (including research and development expenses), have been for interest payments, debt repayment, and acquisitions. Operating capital expenditures typically are approximately equal to operating depreciation (excluding any effects from the increased amortization and depreciation expense resulting from the step-up to fair values of Sirona’s and Sirona Dental’s assets and liabilities required under purchase accounting). These expenditures may temporarily exceed operating depreciation for larger-scale infrastructure and other investment activities that the Company may undertake from time to time. The Company also uses cash for occasional purchases of treasury shares pursuant to stock repurchase programs. Sirona believes that its operating cash flows, available cash, and available financing will be sufficient to fund its working capital needs, research and development expenses, and anticipated capital expenditures for the foreseeable future.

Cash and cash equivalents of $178.5 million held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to Consolidated Adjusted EBITDA, determined on the basis of the last twelve months, of no more than 3.00 to 1. The Company is required to determine its compliance with the covenants as of September 30 and March 31. As of March 31, 2013, the most recent period for which this ratio was calculated, the Company was in compliance. For further information regarding the calculation of this ratio as of March 31, 2013, please see our Form 10-Q for the fiscal quarter ended March 31, 2013, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”.

Cash Flows

	Nine months ended June 30,
	2013	2012
	$’000s
Net cash provided by operating activities	$160,020	$124,018
Net cash used in investing activities	(70,612)	(34,417)
Net cash used in financing activities	(34,231)	(328,314)

Increase/(decrease) in cash during the period	$55,177	$(238,713)

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $160.0 million for the nine months ended June 30, 2013 compared to $124.0 million for the nine months ended June 30, 2012. The primary contributing factors to the increase in cash provided by operating cash flows in the nine months ended June 30, 2013 were (i) higher revenues and gross profit from strong business growth, driving higher working capital and tax payments, which partially offset the increase, and (ii) the payments received from the settlement of a patent infringement claim. The primary contributing factors to the increase in the net cash provided by operating activities in the nine months ended June 30, 2012, were improved working capital performance and slightly lower tax payments.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions and long-lived asset disposals. The primary contributors to the investing cash outflow in the nine months ended June 30, 2013 were the acquisition of a technology company for $35.0 million and capital expenditures in the course of normal operating activities. For the nine months ended June 30, 2012, net cash used in investing activities represented capital expenditures in the normal course of business.

Net Cash Used in Financing Activities

Net cash used in financing activities was $34.2 million for the nine months ended June 30, 2013, compared to $328.3 million for the nine months ended June 30, 2012. Net cash used in financing activities in the nine months ended June 30, 2013, mainly resulted from the purchase of treasury shares pursuant to our current stock repurchase program, partly offset by proceeds from exercises of stock options and tax-related benefits from RSU/PSU vesting from the Company’s stock-based compensation program. Net cash used in financing activities in the nine months ended June 30, 2012 resulted from repayment of our prior senior term loans in November 2011, partly offset by proceeds from borrowings under new senior term loans and revolving facilities.

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

Other Financial Data

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	$’000s		$’000s
Net income attributable to Sirona Dental Systems, Inc.	$40,550	$30,298	$110,510	$99,096
Net interest expense	788	866	2,588	2,783
Provision for income taxes	12,876	9,180	38,281	30,096
Depreciation	8,702	7,778	25,464	21,901
Amortization	10,365	11,867	30,059	36,206

EBITDA	$73,281	$59,989	$206,902	$190,082

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

Supplemental Information

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	$’000s		$’000s
Share-based compensation (1)	$2,299	$2,085	$10,651	$6,375
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of the $-denominated exclusivity fee	(905)	3,153	(560)	3,917
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of short-term intra-group loans	(1,734)	4,822	(975)	5,866

	$(340)	$10,060	$9,116	$16,158

(1)

For the nine months ended June 30, 2013, this includes the compensation charge from the first quarter of $3,764 for the modification of share based awards in connection with the Transition Agreement for the departing CEO and Chairman.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of June 30, 2013. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The number and average price of shares repurchased during the three months ended June 30, 2013 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (3)
	$’000s (except per share amounts)
April 1 - April 30, 2013	—	—	—	7,358
May 1 - May 31, 2013	65,551	69.56	65,551	102,799
June 1 - June 30, 2013	114,401	66.48	114,401	95,194

	179,952		179,952

(1)	In August 2011, the Company’s Board of Directors announced a stock repurchase program to purchase up to an aggregate of $100,000,000 of its common stock in open market or privately-negotiated transactions effective through September 2014. The Company is not obligated to acquire any particular amount of common stock and may suspend the program at any time at its discretion without prior notice. Of the shares purchased during the period, 104,570 shares with a value of $7,358 were part of the 2011 Program. As of June 30, 2013, there were no remaining amounts available for future purchases under the 2011 Program.

(2)	In May 2013, the Company’s Board of Directors announced a stock repurchase program (the “2013 Program”) to purchase up to an additional aggregate of $100,000,000 of its common stock in open market or privately-negotiated transactions effective through June 2016. The Company is not obligated to acquire any particular amount of common stock and may suspend the program at any time at its discretion without prior notice. Of the shares purchased during the period, 75,382 shares with a value of $4,806 were part of the 2013 Program.

(3)	Amounts include shares under both the 2011 Program and 2013 Program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

The disclosure set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 — Departures of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K in connection with (i) the resignation of Simone Blank, the Company’s Executive Vice President and Chief Financial Officer, and (ii) the appointment of Ulrich Michel as the Company’s successor Executive Vice President and Chief Financial Officer.

Resignation of Chief Financial Officer

On August 2, 2013, the Company announced that Ms. Simone Blank intends to resign from her position as the Company’s Executive Vice President and Chief Financial Officer and as a member of its Board of Directors, effective October 14, 2013.

In connection with Ms. Blank’s resignation, Ms. Blank, the Company and Sirona Dental GmbH, a wholly owned subsidiary of the Company, entered into a separation agreement (the “Separation Agreement”), dated August 1, 2013. Pursuant to the Separation Agreement, Ms. Blank resigned from the Company’s Board of Directors and the officer positions she holds in the Company and its subsidiaries effective October 14, 2013 and terminated the Amended and Restated Service Agreement, by and between Ms. Blank and Sirona Dental GmbH, dated December 2, 2008, as amended by a supplement, dated November 15, 2010 (as supplemented, the “Service Agreement”). Ms. Blank will remain an employee of the Company through January 31, 2014 (the “Separation Date”) and during such time will make herself available to assist in a smooth transition of her responsibilities as Chief Financial Officer to the new Chief Financial Officer.

Under the terms of the Separation Agreement, Ms. Blank will receive a severance payment in an amount equal to EUR 991,350, calculated in accordance with her base salary and target bonus under the Service Agreement, as well as the monetary value of her health and welfare benefits, in each case as applicable for the year 2013 (the “Severance Payment”). Ms. Blank will receive an amount equal to one-third of the Severance Payment within 10 days after the Separation Date and an amount equal to the remaining two-thirds of the Severance Payment in 12 equal installments during the 12 months following the Separation Date, payable monthly in arrears. In addition, Ms. Blank will receive her unpaid salary and accrued vacation through the Separation Date within 10 days after the Separation Date. All unvested stock options and restricted stock units currently held by Ms. Blank will continue to vest through and until the Separation Date. On the Separation Date, Sirona Dental GmbH may (but will not be obligated to) provide an additional special departure bonus to Ms. Blank in such amount as is determined by the Board of Directors of Sirona Dental GmbH in its sole discretion, after consulting with the Chief Executive Officer. Ms. Blank has agreed not to compete with the Company during the 18 months following the Separation Date.

The foregoing summary of certain provisions of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Separation Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Appointment of Chief Financial Officer

On August 2, 2013, the Company announced that Mr. Ulrich Michel will succeed Ms. Blank as the Company’s Executive Vice President and Chief Financial Officer, effective October 14, 2013. Mr. Michel, age 50, has served as Chief Financial Officer of WABCO Holdings Inc. since July 2007, a position he will hold until October 11, 2013. From April 2005 to July 2007, Mr. Michel served as Chief Financial Officer for WABCO’s Trane Vehicle Control Systems business. From 2003 to April 2005, Mr. Michel served as Chief Financial Officer for American Standard’s Trane Commercial Systems business in Europe, Middle East, Africa & India Region. Prior to joining American Standard in 2003, Mr. Michel spent six years in financial leadership positions in the United States and Europe at Honeywell International/Allied Signal, with areas of focus including mergers and acquisitions, the Specialty Chemicals business and the Control Products business. Before joining Honeywell International/Allied Signal, Mr. Michel spent eight years at Pricewaterhouse, working both in the United States and Europe.

In connection with Mr. Michel’s appointment as Executive Vice President and Chief Financial Officer, Mr. Michel and the Company entered into an executive employment agreement (the “Employment Agreement”), dated July 29, 2013. The Employment Agreement sets forth Mr. Michel’s duties and responsibilities as Chief Financial Officer of the Company and contains his compensation arrangements, including, but not limited to, an initial base salary of EUR 420,000 per year, subject to increases as may be approved by the Compensation Committee of the Company’s Board of Directors from time to time. Mr. Michel will also be eligible to receive, pursuant to the terms and conditions set forth in the Company’s Executive Bonus Plan, an annual cash bonus, based upon achievement of annual performance goals and objectives established by the Compensation Committee of the Company’s Board of Directors on an annual basis, with a target bonus of 70% of his base salary.

Under the terms of the Employment Agreement, on July 29, 2013, Mr. Michel was granted, pursuant to and in accordance with the Company’s 2007 Incentive Plan, restricted stock units and non-qualified options to purchase shares of the Company’s common stock. Also, in acknowledgment of Mr. Michel’s forfeiture of certain equity grants from his prior employer, and certain incentives related to his prior employer’s cash incentive bonus program, the Company granted him additional restricted stock units and non-qualified options to purchase shares of the Company’s common stock to make him whole for the forfeiture. Mr. Michel will be eligible to receive additional grants of equity-based awards on an annual basis at the discretion of the Compensation Committee of the Company’s Board of Directors.

Upon any termination of Mr. Michel’s employment, Mr. Michel will be entitled to receive all accrued and unpaid compensation through the date of termination. In the event the Company terminates Mr. Michel’s employment without Cause or Mr. Michel resigns for Good Reason, Mr. Michel will also be entitled to receive, if within 60 days after the date of termination he executes and does not revoke a general release of claims against the Company, severance benefits consisting of his then base salary and annual target bonus amount for a period of twenty-four months following the date of termination, and the target bonus for which he would otherwise have been eligible for the fiscal year in which the termination occurs, pro-rated based on the number of months remaining in such fiscal year. Mr. Michel will be prohibited from competing with the Company and soliciting customers and employees during his employment period and for a period of one year thereafter.

The foregoing summary of certain provisions of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Employment Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

There are no other arrangements or understandings pursuant to which Mr. Michel was appointed Executive Vice President and Chief Financial Officer. There are no family relationships between Mr. Michel and any of the Company’s directors or executive officers. Except for the Employment Agreement, there are no related party transactions between the Company and Mr. Michel reportable under Item 404(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title

10.1	Separation Agreement, dated August 1, 2013, by and between Sirona Dental GmbH, Sirona Dental Systems, Inc. and Simone Blank.

10.2	Executive Employment Agreement, dated July 29, 2013, by and between Sirona Dental Systems, Inc. and Ulrich Michel.

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012, (ii) Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended June 30, 2013 and 2012, and (v) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2013

Sirona Dental Systems, Inc.

By:	/s/ Simone Blank
Simone Blank, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly authorized signatory)