Form 10-K
period 2013-09-30
SIRONA DENTAL SYSTEMS, INC.
filed 2013-11-22
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $ 3,435,842,773. Such aggregate market value is computed by reference to the closing sale price of the Common Stock on such date.

As of November 18, 2013, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,005,670.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (September 30, 2013) are incorporated by reference into Part III of this report on Form 10-K.

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

Overview

Sirona Dental Systems, Inc. (“Sirona,” the “Company, “we,” “us,” and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries and their predecessors, except as otherwise indicated or unless context otherwise requires) is the leading global manufacturer of high-quality, technologically-advanced dental equipment, and is focused on developing, manufacturing and marketing innovative solutions for dentists around the world. The Company is uniquely positioned to benefit from several trends in the global dental industry, such as technological innovation, increased use of CAD/CAM systems in restorative dentistry, the shift to digital imaging, favorable demographic trends and growing patient focus on dental health and cosmetic appearance. Sirona provides a broad range of technologically advanced products in each of its four product segments:

•	Dental CAD/CAM Systems;

•	Imaging Systems;

•	Treatment Centers; and

•	Instruments.

Sirona markets its products globally to dental practices, clinics and laboratories through an international network of distributors. The dental distributors typically supply both dental equipment and consumables, and have regular contact with the ultimate end-users. In addition, Sirona also distributes its products through its own growing sales and service infrastructure.

Sirona’s revenue for the fiscal year ended September 30, 2013 was $ 1,101.5 million. Sirona sells its products globally, with the U.S. market contributing 31% of revenue, or $ 336.7 million, the German market contributing 18% of revenue, or $ 198.6 million, and the rest of the world contributing 51% of revenue, or $ 566.2 million.

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

A brief description of each of our segments follows. See Note 23 to our consolidated financial statements for revenues and gross profit by segment for each of the last three fiscal years, and assets by segment, at September 30, 2013 and 2012.

Dental CAD / CAM Systems

Dental CAD/CAM Systems address the worldwide market for dental restorations, which includes several types of restorations, such as inlays, onlays, veneers, crowns, bridges, copings and bridge frameworks made from ceramic, metal or composite blocks. The global market for dental restorations can be divided into two sub-segments: in-mouth fillings and out-of-mouth pre-shaped restorations. CAD/CAM-produced ceramic restorations represent a growing portion of the out-of-mouth restoration market and the number of out-of-mouth restorations prepared with CAD/CAM systems has increased substantially over the past few years. At the same time, the number of dental practitioners and dental laboratories using CAD/CAM technology has increased. Sirona estimates that as of the end of fiscal year 2013, the market penetration for in-office CAD/CAM systems in the United States had grown to approximately 14% and increased to approximately 15% in Germany.

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

In fiscal year 2003, Sirona launched CEREC 3D software, an important development that allowed the dentist to view the onscreen restoration area in three dimensions. Since then, Sirona’s CAD CAM portfolio has been continuously updated. In fiscal year 2007, Sirona launched the MC XL next generation milling unit. The MC XL produces high quality, precisely fitted restorations in about half the time that the older CEREC milling units required. Fiscal year 2007 also saw the introduction of Sirona’s Biogeneric software which virtually automated the design portion of the CAD/CAM process for inlays and onlays. This software was further enhanced in 2010, with the introduction of Version 3.8, which has the ability to create crowns and bridges. In January 2009, Sirona launched a new CEREC camera, based on the Company’s proprietary Bluecam technology, which was faster, more accurate, and improved the workflow for practitioners. In fiscal year 2010, Sirona introduced the CEREC AC Connect stand-alone digital impression unit. CEREC AC Connect allows dental professionals to scan digital impressions and then send them to the inLab® dental laboratory of their choice. In 2011, Sirona introduced CEREC 4.0 software, an entirely redesigned software that gives CEREC users enhanced capabilities and speeds up the restoration process. In addition, CEREC 4.0 enables dentists to design and manufacture multiple restorations simultaneously, further enhancing productivity and profitability. In August 2012, Sirona launched its new CEREC Omnicam camera, which allows dentists to generate precise whole-arch scans in the shortest possible time. Three features of the CEREC Omnicam are particularly notable: video streaming, digitization of jaw structures in their natural color, and powderless scanning of tooth surfaces. This introduction further strengthens Sirona’s leadership position in the dental CAD/CAM market. In March 2013, Sirona launched updated and expanded CEREC 4.2 software, further differentiated its CAD/CAM milling product line with the units MC X and MC XL Premium, and introduced the Apollo DI digital imaging system. These introductions expanded our portfolio and enable Sirona to offer “CAD/CAM for Everyone”, an approach which seeks to address the various needs of the widest possible range of dentists.

Sirona offers a service contract on its CEREC product, which includes software updates and upgrades and maintenance on software-related hardware.

In addition to CEREC, Sirona also offers CAD/CAM products for dental laboratories, including the inLab restoration fabrication system and the extra-oral inEos scanner. These products are designed to improve efficiency and reduce costs for the dental lab. The inLab system scans the models received from the dentists and then mills ceramic or composite block restorations, such as crown copings and bridge frameworks to the specifications of the captured image. In fiscal year 2007, Sirona launched its next generation inLab milling unit, the inLab MC XL. An enhanced version was launched in March 2013. The inLab MC XL milling and grinding unit opens up a broad range of production options for the dental laboratory. Milling performance and precision have been greatly enhanced, and a switch from grinding to milling can be accomplished in just a few, simple steps.

The inEos scanner, which was initially launched in 2005, is a high speed extra-oral scanner which produces 3D digital images from a single tooth up to a jaw, directly from the plaster model. In fiscal years 2010 and 2013, the successor models inEos Blue and inEos X5, respectively, were brought to market. inEos Blue is based on the Bluecam technology, is easy to use, fast, precise, flexible, and its auto capture function allows for substantial time savings. The 5-axis in Eos X5 is unrivaled in precision and has flexible handling, quick scanning times, and a comprehensive application spectrum for all digitization tasks. In March 2012, Sirona introduced the inLab 4.0 software, which offers an extended spectrum of clinical applications. New design tools facilitate a customized and direct workflow. The completely revised platform provides a secure basis for integrating future applications. In March 2013, further applications, such as smart design with virtual articulation, smile design, and other features, were added with the launch of inLab4.2.

In fiscal year 2004, Sirona started its central restoration service business in Germany and expanded the service to the United States in fiscal year 2006. The central restoration service allows dental labs to scan a plaster model received from the dentist and then transmit the digital image directly to Sirona via the internet. A restoration is then created at Sirona’s central manufacturing site, with the final product shipped directly back to the lab.

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

The Dental CAD/CAM Systems segment contributed 37%, 34% and 34% to Sirona’s revenue for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

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

In 2004, Sirona introduced its next generation of 2D digital panoramic x-ray systems, the Orthophos XG line. Since 2011, the flagship model has been the Orthophos XG 3DReady, which provides dental practitioners with a wide variety of diagnostic possibilities and is upgradeable to a 3D unit. Other models of the family include the Orthophos XG 5 and the basic model Orthophos XG 3.

As a result of the Exchange in 2006, we expanded our imaging system product line to include Schick’s intraoral sensor portfolio based on CMOS technology.

In fiscal year 2007, Sirona introduced its GALILEOS Comfort 3-D imaging unit. Today, three-dimensional imaging is offering dentists advanced diagnostic and therapeutic options in the fields of surgery, implantology, prosthetics, orthodontics, and restorative dentistry. The Company believes GALILEOS integrates these capabilities efficiently into dental practices. In July 2008 and March 2013, Sirona launched GALILEOS Compact and GALILEOS Compact plus, respectively, which are specifically tailored to meet the needs of the general practitioner.

In fiscal year 2009, Sirona introduced software that facilitates the integration of 3D X-ray volume (bone level data) with a CEREC AC CAD/CAM scan (surface level information). This software allows the practitioner to plan both the implant surgery and the prosthetic at the start of the implant treatment session. This integrated process reduces the number of treatment sessions, results in greater accuracy and superior implant alignment. With this new software, the dental practitioner can now place more focus on the desired aesthetic outcome throughout the entire treatment process.

In fiscal year 2011, Sirona launched the Orthophos XG 3D imaging unit. This system gives the practitioner traditional 2D panoramic imaging capability and the ability to scan and view a large, eight by eight centimeter 3D field of view (a scan big enough to capture the entire jaw). Orthophos XG 3D is also available with cephalometric options, orthodontic, implant and other specialty programs.

In August 2012, Sirona launched the next generation of intraoral digital radiography—the Schick 33 sensor and image management system. Schick 33 is the most advanced sensor in dentistry, delivering an unparalleled combination of high-resolution images and dynamic image management.

The Imaging Systems segment contributed 34%, 35% and 35% to Sirona’s revenue for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

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

The Treatment Centers segment contributed 19%, 20% and 20% to Sirona’s revenue for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Instruments

Sirona offers a wide range of instruments, including handheld and power-operated handpieces for cavity preparation, endodontics, periodontology and prophylaxis, which are regularly updated and improved. The instruments are supplemented by multi-function tips, supply and suction hoses, as well as care and hygiene systems for instrument preparation. Sirona’s instruments are often sold as packages in combination with treatment centers. During the last several years, Sirona introduced a variety of new products, including SIROLaser, a compact diode laser; SIROEndo, a root canal preparation unit; SIROPure, oil-free, power-driven handpieces; SIROBoost, a high performance turbine line that features 22 watts of power and a high torque level, allowing faster, more efficient and comfortable operation; and SIROInspect, a handpiece for the safe and secure monitoring of cavities.

Sirona intends to continue to strengthen the position of its Instruments segment as a diversified supplier of high-quality, reliable, user-friendly and cost-efficient dental instruments.

The Instruments segment contributed 9%, 11% and 11% to Sirona’s revenue for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

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

Sales and Marketing

Our sales and marketing efforts are directed through regional managers who oversee our sales professionals. These professionals work closely with our distribution partners to maximize the efficiency and productivity of their sales efforts. Our marketing initiatives are focused on highlighting Sirona’s leading role as a high-tech systems provider and industry innovator. In order to promote our brand and increase client loyalty, our distribution partners are supported through wide ranging advertising activities. In addition, we have been a key presenter at all major dental exhibitions, which are critical forums for raising brand awareness and new product introductions. Lastly, our product information is actively made available to business publications, dentists, journals, professional organizations and dental schools, our website (www.sirona.com), and social media offerings (Facebook, Twitter, Sirona Blog, etc.) are important interactive platforms for end-users as well as for distributors.

Distribution

Sirona distributes its products globally to dental practices, clinics and laboratories through an international network of more than 480 distributors and increasingly through our own sales and service infrastructure. See Note 23 to our consolidated financial statements for a description of our net sales and long-lived assets by geographic region for the last three fiscal years. Because distributors typically cover both dental equipment and consumables, they have regular contact with the dentist and are therefore optimally positioned to identify new equipment sale opportunities. Sirona’s primary distributors are Patterson Companies and Henry Schein, two of the world‘s largest dental distributors. In the United States, Patterson is Sirona’s primary distributor. Outside of the United States, Henry Schein is the company’s largest distributor. Patterson Companies and Henry Schein accounted for 33% and 14%, respectively, of Sirona’s worldwide revenue for the fiscal year ended September 30, 2013. Sirona distributes elsewhere through a well-developed network of independent regional distributors. Sirona works closely with its distributors by training their technicians and sales representatives with respect to its products. With over 10,000 sales and service professionals trained each year, Sirona seeks to ensure high standards of quality in after-sale service and the best marketing of its products. The success of Sirona’s products is evidenced by their importance to its distribution partners, and in many cases are among their best-selling offerings. The Company continues to expand its sales and service infrastructure in selected countries around the world. These investments allow us to support our distributors’ selling efforts and strengthen the Sirona brand in these key markets. These investments, and the subsequent expansion of our infrastructure, have enabled Sirona to grow revenues and profitability at a faster rate.

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

In April 2000, Schick and Patterson entered into an exclusive distribution agreement (the “Schick Distribution Agreement”) covering the United States and Canada; and as of May 1, 2000, Schick began marketing and selling its CDR dental products in the United States and Canada through Patterson. This contract was amended in July 2005, March 2007, and May 2010 and expired on December 31, 2012.

In May 2012, the Company and Patterson amended and restated the terms of their business relationship set forth in CAD/CAM Distribution Agreement and the Schick Distribution Agreement with respect to distribution of certain products throughout the United States and in October 2013 entered into new distribution agreements covering Canada. The amendment and restatement of both the CAD/CAM Distribution Agreement and Schick Distribution Agreement addressed issues related to pricing, termination and annual minimum purchase quotas, and provided growth targets which, if achieved, extend the companies’ exclusivity period.

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

Research and Development

Sirona commits significant resources to research and development, with a particular focus on developing products that offer new diagnostic and treatment options, while increasing comfort for both users and patients and streamlining process efficiency. Sirona incurred approximately $60 million, $53 million and $56 million for research and development expenses in the fiscal years ended September 30, 2013, 2012 and 2011, respectively, which represented 5-6% of Sirona’s total revenue in each year. Sirona employs 286 professionals in its global research and development departments. Sirona also cooperates in its research efforts with partners in research facilities and dental practices around the world. In fiscal year 2011, Sirona opened the Center of Innovation in Bensheim, Germany. The Center underscores Sirona’s ongoing commitment to innovation in dentistry. Housing the majority of research and development professionals under one roof will ensure the Company maximum collaboration, creativity, technological advancement, and idea sharing.

Patents, Trade Secrets and Proprietary Rights

We seek to protect our intellectual property through a combination of patent, trademark and trade secret protection. We believe that our future success will depend in part on our ability to obtain and enforce patents for our products and processes, preserve our trade secrets and operate without infringing the proprietary rights of others.

Patents

We have an active corporate patent program, the goal of which is to secure patent protection for our technology. Sirona owns and/or maintains approximately 860 patents and patent applications throughout the world. The patents expire at various dates through 2030. We also license or sublicense some of the technology used in our products from third parties.

Trademarks

We generally attempt to build brand awareness of our products through the use of trademark registrations. “Sirona,” “CEREC,” “Orthophos,” “Heliodent,” “inLab,” “CDR,” and “Schick” are some of our key registered trademarks. In addition, we have common law trademark rights in several other names we use commercially in connection with our products.

Trade Secrets

In addition to patent protection, we own trade secrets and proprietary know-how, which we seek to protect through agreements with employees and other appropriate individuals. These agreements generally allow assignment of confidential information developed by or made known to the individual by the Company during the course of the individual’s relationship with the Company as confidential and not to be disclosed to third parties, except in specific limited circumstances. The agreements also generally assign to the Company all inventions conceived by the individual in the course of rendering services to the Company. However, there can be no assurance that the Company will be successful in enforcing this policy in each case, that the Company would have adequate remedies available for any breach or that the Company’s trade secrets will not otherwise become known to, or independently developed by, its competitors.

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

Employees

As of September 30, 2013, the Company had 3,216 employees. The Company believes that its relations with its employees are good. No Company employees are represented by labor unions or are subject to a collective bargaining agreement in the United States. Approximately 30% of our German employees are members of the IG Metall union. We have not experienced any work stoppages due to labor disputes.

Executive Officers

See Part III, Item 10 of this 10-K Report for information about Executive Officers of the Company.

Available Information

Information about the Company’s products and services, stockholder information, press releases, and filings with the Securities and Exchange Commission (“SEC”) can be found on the Company’s website at www.sirona.com. The information contained on our website is for informational purposes only and is not incorporated by reference into this report. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, and any amendments to such reports and filings, are available free of charge in the Investor Relations section of the Company’s website as soon as reasonably practical after the Company’s material is filed with, or furnished to, the SEC.

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

Historically, a substantial portion of our revenue has come from a limited number of distributors. For example, Patterson Dental Company, Inc. accounted for 33% of revenue for the fiscal year ended September 30, 2013. In addition, 14% of our revenue for the fiscal year ended September 30, 2013, was attributable to sales to Henry Schein, Inc. It is anticipated that Patterson and Henry Schein will continue to be the largest contributors to our revenue for the foreseeable future. There can be no assurance that Patterson and Henry Schein will purchase any specified minimum quantity of products from us or that they will continue to purchase any products at all. If Patterson or Henry Schein ceases to purchase a significant volume of products from us, it could have a material adverse effect on our results of operations and financial condition.

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

Our quarterly and annual operating results have varied in the past, and our operating results are likely to continue to fluctuate in the future. These variations result from a number of factors, many of which are substantially outside of our control, including:

•	the timing of new product introductions by us and our competitors;

•	timing of industry tradeshows, particularly the International Dental Show;

•	changes in relationships with distributors;

•	the timing of operational decisions by distributors and end users;

•	developments in government reimbursement policies;

•	changes in product mix;

•	our ability to supply products to meet customer demand;

•	fluctuations in manufacturing costs;

•	tax incentives;

•	currency fluctuations; and

•	general economic conditions, as well as those specific to the healthcare industry and related industries.

Our financial results may be adversely affected by fluctuations in foreign currency exchange rates.

We are exposed to currency exchange risk with respect to the U.S. Dollar in relation to the Euro, because a large portion of our revenue and expenses are denominated in Euros. In addition, we have an increasing portion of revenue and expenses denominated in other foreign currencies, e.g. Yen, Australian Dollar, Brazilian Real, and Yuan Renminbi. We monitor changes in our exposure to exchange rate risk. While we enter into hedging arrangements to protect our business against certain currency fluctuations, these hedging arrangements do not provide comprehensive protection, and our results of operations and prospects could be materially and adversely affected by foreign exchange fluctuations.

Our hedging and cash management transactions may expose us to loss or limit our potential gains.

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

We enter into interest rate swap agreements from time to time to manage some of our exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates. If such events occur, our results of operations may be adversely affected.

Most of our cash deposited with banks is not insured and would be subject to the risk of bank failure. Our total liquidity also depends on the availability of funds under our Senior Facility Agreement. The failure of any bank in which we deposit our funds or that is part of our Senior Facility Agreement could reduce the amount of cash we have available for operations and additional investments in our business.

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

Work stoppages and other labor relations matters may make it substantially more difficult or expensive for us to produce our products, which could result in decreased sales or increased costs, either of which would negatively impact our financial condition and results of operations.

A significant part of our foreign employees are subject to collective bargaining agreements, and some of our employees are unionized; therefore, we are subject to the risk of work stoppages and other labor relations matters. While we have not experienced prolonged work stoppages in recent years and believe our relations with employees are satisfactory, any prolonged work stoppage or strike at any one of our principal facilities could have a negative impact on our business, financial condition, or results of operations.

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

Our business is subject to extensive, complex, and changing laws, regulations, and orders that failure to comply with could subject us to civil or criminal penalties or other liabilities.

We are subject to extensive laws, regulations, and orders which are administered by various international, federal, and state governmental authorities, including, among others, the FDA, the Office of Foreign Assets

Control of the United States Department of the Treasury (“OFAC”), the United States Federal Trade Commission, the United States Department of Justice, and other similar domestic and foreign authorities. These regulations include, but are not limited to, the U.S. Foreign Corrupt Practices Act and similar international anti-bribery laws, regulations concerning the supply of conflict minerals, various environmental regulations and regulations relating to trade, import and export controls and economic sanctions. Such laws, regulations, and orders may be complex and are subject to change.

Compliance with the numerous applicable existing and new laws, regulations and orders could require us to incur substantial regulatory compliance costs. Although the Company has implemented policies and procedures to comply with applicable laws, regulations and orders, there can be no assurance that governmental authorities will not raise compliance concerns or perform audits to confirm compliance with such laws, regulations, and orders. Failure to comply with applicable laws, regulations, or orders could result in a range of governmental enforcement actions, including fines or penalties, injunctions, and/or criminal or other civil proceedings. Any such actions could result in higher than anticipated costs or lower than anticipated revenue and could have a material adverse effect on the Company’s reputation, business, financial condition, and results of operations.

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

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions designed to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in May 2014. There will be additional costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

Our profitability may suffer if our products are found to infringe the intellectual property rights of others.

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

The Company leases its headquarters in Long Island City, New York. The lease expires in November 2017. The leased space houses executive offices and group functions including legal affairs and investor relations, sales and marketing, research and development laboratories and production and shipping facilities.

The Company has its largest facility in Bensheim, Germany. It is composed of a number of buildings housing the Company’s primary manufacturing and assembly facility. It also houses executive offices, finance, sales, customer service and marketing, research and development laboratories, and shipping facilities. In fiscal year 2011, the Company expanded these facilities with inauguration of the Center of Innovation, which houses the research and development professionals in Germany under one roof. In fiscal year 2013, the Company once again invested in these facilities by significantly expanding and enhancing its Instruments manufacturing capacity. In addition, since September 2007, the Company leases space in Salzburg, Austria. The leased space houses executive offices and group functions including strategy, sales, finance, accounting, human resources, marketing, and legal affairs.

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

The following table presents quarterly information on the price range of our common stock. This information indicates the high and low sale prices, as quoted on NASDAQ commencing October 1, 2011. These prices do not include retail markups, markdowns or commissions.

Fiscal Year Ended September 30, 2013	High	Low
First Quarter	$64.57	$53.26
Second Quarter	73.98	64.11
Third Quarter	75.81	62.48
Fourth Quarter	72.63	64.40

Fiscal Year Ended September 30, 2012	High	Low
First Quarter	$49.78	$39.15
Second Quarter	52.52	42.28
Third Quarter	52.28	40.59
Fourth Quarter	57.36	41.51

On November 18, 2013, there were approximately 78 holders of record of the Company’s common stock. However, the Company believes that the number of beneficial owners of its common stock is substantially higher.

Historically, Sirona has not paid any dividends to holders of its common stock. The Company may consider paying dividends in the future, but currently has no plans to do so. The payment of dividends is within the discretion of the Board of Directors and will depend upon the Company’s earnings, its capital requirements, financial condition and other relevant factors.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12.

Issuer Purchases of Equity Securities

The following table presents activity under the stock repurchase program during the fourth quarter of the fiscal year ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	$’000s (except per share amounts)
July 1 - July 31, 2013	68,675	67.14	68,675	90,583
August 1 - August 31, 2013	34,100	66.08	34,100	88,330
September 1 - September 30, 2013	—	—	—	88,330

	102,775		102,775

(1)	In August 2011, the Company’s Board of Directors announced a stock repurchase program to purchase up to an aggregate of $100,000,000 of its common stock in open market or privately-negotiated transactions effective through September 2014. In the third quarter of fiscal 2013, all remaining amounts available under the 2011 Program were utilized.
(2)	In May 2013, the Company’s Board of Directors announced a stock repurchase program (the “2013 Program”) to purchase up to an additional aggregate of $100,000,000 of its common stock in open market or privately-negotiated transactions effective through June 2016. The Company is not obligated to acquire any particular amount of common stock and may suspend the program at any time at its discretion without prior notice. Of the shares purchased during the period under report, all were part of the 2013 Program, of which $88,330 remains available as of September 30, 2013.

Performance Measurement Comparison

The following graph compares the Company’s cumulative stockholder return on its common stock with the return on the Russell 2000 Index and the Dow Jones US Medical Equipment Index from September 30, 2008 through September 30, 2013, the end of the Company’s fiscal year. The graph assumes investments of $100 on September 30, 2008, the last trading day of that fiscal year, in the Company’s common stock, the Russell 2000 Index and the US Medical Equipment Index and assumes the reinvestment of all dividends.

COMPARISON OF 6 YEAR CUMULATIVE TOTAL RETURN*

Among Sirona Dental Systems, Inc, The Russell 2000 Index

And The Dow Jones US Medical Equipment Index

*	$100 invested on 9/30/2008 in stock or index-including reinvestment of dividends.

	9/30/2008	9/30/2009	9/30/2010	9/30/2011	9/30/2012	9/30/2013
Sirona Dental Systems Inc.	$100.00	$127.79	$154.81	$182.17	$244.67	$287.50
Russell 2000	100.00	90.45	102.53	98.91	130.47	169.68
Dow Jones US Medical Equipment	100.00	83.60	84.39	88.27	109.29	136.18

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010	Year ended September 30, 2009

	$’000s (except for per share amounts)
Statement of Income Data:
Revenue	$1,101,491	$979,351	$913,866	$770,276	$713,294
Cost of sales	510,136	455,400	430,214	371,266	367,152

Gross profit	591,355	523,951	483,652	399,010	346,142
Operating expenses/(income):
Selling, general and administrative expense	332,849	295,659	277,081	235,932	225,351
Research and development	59,575	52,622	55,530	46,365	40,631
Provision for doubtful accounts and notes receivable	613	(75)	96	271	763
Net other operating (income) and restructuring costs	(14,414)	(10,000)	(10,000)	(11,661)	(5,689)

Operating income	212,732	185,745	160,945	128,103	85,086
Non-operating expense, net	15,161	7,422	1,416	12,877	21,805

Income before taxes	197,571	178,323	159,529	115,226	63,281
Income tax provision/(benefit)	49,022	42,718	35,744	23,780	9,297

Net income	148,549	135,605	123,785	91,446	53,984
Less: Net income attributable to noncontrolling interests	1,804	1,773	1,992	1,457	629

Net income attributable to Sirona Dental Systems, Inc.	$146,745	$133,832	$121,793	$89,989	$53,355

Income per share (attributable to Sirona Dental Systems, Inc. shareholders):
- Basic	2.67	2.41	2.19	1.63	0.97
- Diluted	2.61	2.36	2.13	1.59	0.96

	As of September 30, 2013	As of September 30, 2012	As of September 30, 2011	As of September 30, 2010	As of September 30, 2009

	$’000s
Balance Sheet Data (at end of period):
Cash and cash equivalents	$241,745	$151,088	$345,859	$251,767	$181,098
Working capital (1) (2)	316,997	223,043	46,198	297,606	251,070
Total assets	1,738,419	1,494,534	1,726,128	1,592,937	1,648,075
Non-current liabilities (2)	334,288	315,922	254,982	625,219	758,910
Total liabilities	580,375	502,159	790,208	785,304	903,320
Retained earnings	584,216	437,471	303,639	181,846	91,857
Shareholders´ equity (Sirona Dental Systems, Inc.)	1,155,625	989,358	932,276	805,411	743,438
Total shareholders’ equity	1,158,044	992,375	935,920	807,633	744,755

(1)	Working capital is defined as current assets less current liabilities.
(2)	The significant decrease in working capital and non-current liabilities in fiscal year 2011 is due to the reclassification of the final tranche of the senior term loan due in November 2011 as current. The balance of these senior term loans was $364,817 as of September 30, 2011.

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

Overview

Sirona Dental Systems Inc. (“Sirona”, the “Company”, “we”, “us”, and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries and their predecessors, except as otherwise indicated or unless context otherwise requires) is the leading manufacturer of high-quality, technologically advanced dental equipment, and is focused on developing, manufacturing and marketing innovative systems and solutions for dentists around the world. The Company is uniquely positioned to benefit from several trends in the global dental industry, such as technological innovation, increased use of CAD/CAM systems in restorative dentistry, the shift to digital imaging, favorable demographic trends and growing patient focus on dental health and cosmetic appearance. The Company has its headquarters in Long Island City, New York and its largest facility in Bensheim, Germany.

Sirona has a long tradition of innovation in the dental industry. The Company introduced the first dental electric drill approximately 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (CAD/CAM) system 28 years ago, and numerous other significant innovations in dentistry. Sirona continues to make significant investments in research and development, and its track record of innovative and profitable new products continues today with numerous product launches including: CAD/CAM for Everyone with CEREC 4.2 software, a further-differentiated milling product line, as well as Apollo DI (launched in March 2013), the Omnicam camera unit and Schick 33 (both launched in August 2012), the Orthophos XG 3D imaging unit (launched in March 2011), Sinius treatment center (launched in March 2011); CEREC 4.0 software (launched in March 2011); the Galileos and CEREC combination (launched in September 2009), the CEREC AC unit (launched in January 2009), the Galileos Compact 3D imaging system (launched in July 2008), the TENEO treatment center (launched in July 2008) and the CAD/CAM milling unit MC XL (launched in fiscal year 2007).

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

The U.S. market is the largest individual market for Sirona, followed by Germany. Between fiscal years 2004 and 2013, the Company increased U.S. revenues from $88.2 million to $ 336.7 million, driven by innovative products, particularly in the CAD/CAM and imaging segments and the Schick acquisition. Patterson made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution rights for CAD/CAM products in the U.S. and Canada until 2017 (the “Patterson exclusivity payment”). The amount received was recorded as deferred income and is being recognized on a straight-line basis commencing at the beginning of the extension of the exclusivity period in fiscal year 2008. In May 2012, the Company and Patterson amended and restated the terms of their business relationship set forth in that Distribution Agreement with respect to distribution of certain products throughout the United States; however, it did not amend or restate the business relationship with respect to distribution in Canada. The amendment and restatement of the Distribution Agreement addressed issues related to pricing, termination and annual minimum purchase quotas, and provided growth targets which, if achieved, extend the companies’ exclusivity period.

In addition to strong U.S. market growth, Sirona has pursued expansion in non-U.S. and non-German markets. Between fiscal years 2004 and 2013, the Company increased revenues in non-U.S. and non-German markets from $190.9 million to $ 566.2 million. To support this growth, Sirona expanded its local presence and distribution channels by establishing sales and service locations e.g. in Japan, Australia, China, South Korea, Italy, France, Brazil, and Russia. The expansion helped to increase market share but also contributed to higher SG&A expenses.

In fiscal year 2012, Sirona revenues increased 12.6% on a constant currency basis over a very strong prior year, in which revenues grew 16.4% on a constant currency basis. While Germany was down 9.5% year over year due to a challenging IDS comparison, the Orthophos 2D/3D launch, and a successful CAD/CAM trade-up program, we had our second best year ever in Germany. U.S. revenues increased 11.4%, and momentum continued in our non-European, international markets, showing strong double-digit growth above the company’s average growth rate, led by Asia-Pacific. On a segment basis, Sirona’s revenue growth was broad based. All segments posted double digit growth rates constant currency, except for Instruments. During fiscal year 2012, we expanded our exclusive distribution agreement with Patterson to include all Sirona products for the U.S. market. This enabled us to strengthen our go-to-market approach and grow in the U.S. by increasing the focus on the seamless integration of our best-in-class product offerings and digital solutions. Gross profit increased by $40.3 million, which was partially offset by a $18.6 million increase in SG&A expenses. The major driver of the increase in SG&A expenses was the continued strategic expansion of our sales and service infrastructure in key growth markets. As a result, operating income increased 15.4%. Operating income included a year-over-year decrease in amortization of $7.0 million. Operating cash flow remained strong and increased 12.6%.

In fiscal year 2013, Sirona revenues increased 11.7% on a constant currency basis over a strong prior year, where revenues grew 12.6% on a constant currency basis. Revenues were exceptionally strong in the U.S., which increased 18.2%, and Germany, which increased 23.4% constant currency. In Germany, we particularly benefitted from orders following the International Dental Show (“IDS”) in Cologne in March 2013, where we introduced a record 25 new products, a successful trade-up program in the CAD/CAM segment, as well as last-edition sales of our renowned M1+ treatment center unit. U.S. revenues benefitted from (i) strong demand for our Imaging and CAD/CAM products, (ii) the impact of implementation of the Medical Device Tax in 2013 and anticipated changes in tax benefits in the first quarter, (iii) the delivery of Omnicam trade-ups particularly in the third and fourth quarters, and (iv) the expanded agreement with Patterson. On a segment basis, we experienced very strong growth in our CAD/CAM segment, where we benefitted from the Omnicam launch in August 2012, trade-up programs, as well as a generally-increasing demand for products in this segment. Our new CEREC Omnicam camera further strengthens Sirona’s leadership position in the CAD/CAM market. The Omnicam’s features are particularly notable: video streaming, digitization of jaw structures in their natural color, and powderless scanning of tooth surfaces. In addition, our Imaging and Treatment Center segments performed very well, with year-over-year constant currency revenue growth of 9.5% and 5.8%, respectively. Gross profit increased by $67.4 million, which was partially offset by a $37.2 million increase in SG&A expenses. SG&A expenses include a total of $8.6 million related to the transition agreements for the former Chairman and CEO, filed as an Exhibit to the Company’s Annual Report on Form 10-K on November 16, 2012 (the “Transition Agreement”), and the departing EVP and CFO, filed as an exhibit to the Company’s third quarter Quarterly Report on Form 10-Q on August 2, 2013 (the “Separation Agreement”). The major drivers of the residual increase in SG&A expenses of $28.6 million were the continued strategic expansion of our sales and service infrastructure in key growth markets and expenses related to the biennial IDS of $3.5 million. As a result, operating income increased 14.5%. Operating income includes a year-over-year decrease in amortization of $7.2 million. Net income was negatively impacted by losses from the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily driven by the fluctuations between the Yen/Euro, Euro/U.S. Dollar, and Brazilian Real/Euro exchange rates. Operating cash flow remained strong and increased 15.2% over the comparative prior-year period.

Significant Factors that Affect Sirona’s Results of Operations

The MDP Transaction and the Exchange

On June 30, 2005, Sirona Holdings Luxco S.C.A. (“Luxco”), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O’Keefe, management and employees of Sirona, obtained control over the Sirona business. The transaction was effected by using new legal entities, Sirona Holding GmbH and its wholly-owned subsidiary Sirona Dental Services GmbH, to acquire 100% of the interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business through a leveraged buy-out transaction (the “MDP Transaction”).

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

Sirona’s cost of goods sold, selling, general and administrative expense, and operating result have been and will continue to be materially affected by depreciation and amortization costs resulting from the step-up to fair value of Sirona’s assets and liabilities.

Foreign Currency Fluctuations

Although the U.S. Dollar is Sirona’s reporting currency, it conducts its business in many currencies, and its functional currencies vary depending on the country of operation. For the fiscal year ended September 30, 2013, Sirona’s revenues denominated in Euro, U.S. Dollar, and a number of other currencies represented approximately 40%, 36%, and 24%, respectively, whereas approximately 72 % of its operating expenses were in Euro. Fluctuations in exchange rates impact Sirona’s financial results. The major influencing factor is the U.S. Dollar/Euro exchange rate. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly. Between October 1, 2010 and September 30, 2013, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $ 1.21 to a high of $ 1.49.

Certain revenue information above and under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of Sirona’s operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Because of the significance of the Euro to its operations, Sirona calculates constant currency revenue growth by comparing current-period revenues to prior-period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. The average exchange rate for the fiscal year ended September 30, 2013, was $ 1.31 and varied from $ 1.28 to $ 1.34 .. For the fiscal year ended September 30, 2012, an average exchange rate converting Euro denominated revenues into U.S. Dollars of $ 1.30 was applied.

Although Sirona does not apply hedge accounting, Sirona has entered into foreign exchange forward contracts to help mitigate foreign currency exposure. As of September 30, 2013, these contracts had notional amounts totalling $ 38.1 million. As these agreements are relatively short-term (generally six months), continued fluctuation in the U.S. Dollar/Euro exchange rate could materially affect Sirona’s results of operations.

Loans made to Sirona under the New Senior Facilities Agreement entered into on November 14, 2011 are denominated in the functional currency of the respective borrowers. See “Liquidity and Capital Resources” for a discussion of our New Senior Facilities Agreement. However, certain intra-group loans and other intra-group monetary assets and liabilities are denominated in the functional currency of only one of the parties to the agreements. Where intra-group loans are of a long-term investment nature, the potential fluctuations in exchange rates are reflected within other comprehensive income, whereas exchange rate fluctuations for short-term intra-group loans and other short-term intra-group transactions are recorded in the consolidated statements of income. These fluctuations may be significant in any period due to changes in exchange rates, especially between the Euro and the U.S. Dollar.

Fluctuations in Operating Results

Sirona’s operating results have varied in the past and are likely to vary in the future. These variations result from a number of factors, many of which are substantially outside its control, including:

•	the timing of new product introductions by us and our competitors;

•	timing of industry tradeshows, particularly the International Dental Show (“IDS”);

•	changes in relationships with distributors;

•	the timing of operational decisions by distributors and end users;

•	developments in government reimbursement policies;

•	changes in product mix;

•	our ability to supply products to meet customer demand;

•	fluctuations in manufacturing costs;

•	tax incentives;

•	currency fluctuations; and

•	general economic conditions, as well as those specific to the healthcare industry and related industries.

Due to the variations which Sirona has experienced in its operating results, it does not believe that period-to-period comparisons of results of operations of Sirona are necessarily meaningful or reliable as indicators of future performance.

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

The company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of September 30, 2013, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

Results of Operations

The table below sets forth Sirona’s results of operations for the fiscal periods presented:

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011

	$’000 (except per share amounts)
Revenue	$1,101,491	$979,351	$913,866
Cost of sales	510,136	455,400	430,214

Gross profit	591,355	523,951	483,652
Operating expenses/(income):
Selling, general and administrative expense	332,849	295,659	277,081
Research and development	59,575	52,622	55,530
Provision for doubtful accounts and notes receivable	613	(75)	96
Net other operating (income) and restructuring costs	(14,414)	(10,000)	(10,000)

Operating income	212,732	185,745	160,945
Foreign currency transactions (gain)/loss, net	12,355	5,873	(5,668)
Loss/(gain) on derivative instruments	(421)	(1,961)	3,302
Interest expense, net	3,410	3,767	3,883
Other (income)/expense	(183)	(257)	(101)

Income before taxes	197,571	178,323	159,529
Income tax provision	49,022	42,718	35,744

Net income	148,549	135,605	123,785
Less: Net income attributable to noncontrolling interests	1,804	1,773	1,992

Net income attributable to Sirona Dental Systems, Inc.	$146,745	$133,832	$121,793

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):
- Basic	$2.67	$2.41	$2.19
- Diluted	$2.61	$2.36	$2.13

Fiscal Year Ended September 30, 2013 compared to Fiscal Year Ended September 30, 2012

Revenue

Revenue for the fiscal year ended September 30, 2013 was $ 1,101.5 million, an increase of $122.1 million, or 12.5%, as compared with the fiscal year ended September 30, 2012. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 11.7%. By segment, CAD/CAM Systems increased 22.4% (up 21.6% on a constant currency basis), Imaging Systems increased 10.0% (up 9.5% on a constant currency basis), Treatment Centers increased 6.9% (up 5.8% on a constant currency basis), and Instruments increased 1.0% (flat on a constant currency basis).

CAD/CAM segment revenues grew 21.6% on a constant currency basis and benefited from the Omnicam launch, the delivery of trade-up units, and a generally-increasing demand for products in this segment. Growth was broad-based, but was particularly strong in the U.S and Germany. The Imaging segment was up 9.5% on a constant currency basis. Sales were particularly strong in the U.S. and Germany, and we continue to experience robust demand for our Orthophos product line. In our Treatment Center segment, we continued the above-market growth trajectory. Sales were particularly strong in Germany, benefitting from robust demand for our comfort and standard treatment center product lines, including the last-edition program for our well renowned M1+ unit. Revenues in the Instruments segment were on prior year levels on a constant currency basis.

Revenue in the U.S. for the fiscal year ended September 30, 2013 was up 18.2% compared to the prior year period. U.S. revenues benefited from (i) strong demand for our Imaging and CAD/CAM products, (ii) the impact of implementation of the Medical Device Tax in 2013 and anticipated changes in tax benefits in the first quarter, (iii) the delivery of Omnicam trade-up units, particularly in the third and fourth quarters, and (iv) the expanded agreement with Patterson. Revenue outside the U.S. increased by 10.1%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 9.1%. Sales growth in international markets was particularly driven by an exceptionally strong performance in Germany, which increased 23.4% on a constant currency basis. Growth in non-European, international markets was overall robust and was led by China, Canada, Russia, and Brazil.

Cost of Sales

Cost of sales for the fiscal year ended September 30, 2013 was $510.1 million, an increase of $54.7 million, or 12.0%, as compared with the fiscal year ended September 30, 2012. Gross profit as a percentage of revenue was 53.7% compared to 53.5% in the prior year. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $37.8 million as well as non-cash share-based compensation expense of $0.1 million for the fiscal year ended September 30, 2013, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $43.9 million and non-cash share-based compensation expense of $0.1 million for the fiscal year ended September 30, 2012. Excluding these amounts, cost of sales as a percentage of revenue was 42.9% for the fiscal year ended September 30, 2013, compared with 42.0% for the fiscal year ended September 30, 2012, and therefore gross profit as a percentage of revenue was 57.1% compared to 58.0% in the prior year.

Gross Profit

We use gross profit, excluding the impact of the MDP Transaction and the Exchange, to monitor segment performance. By segment, gross profit in fiscal year ended September 30, 2013 compared to fiscal year ended September 30, 2012 developed as follows: CAD/CAM Systems increased 18.3%, Imaging Systems increased 11.2%, Treatment Centers increased 2.2%, and Instruments decreased 8.0%. The CAD/CAM segment gross profit benefited from the strong increase in sales; however, gross profit margin was below the prior year. The decrease in gross profit margin was mainly driven by product mix, due to an increasing share of Omnicam sales and from the delivery of trade-ups. The Imaging segment gross profit as well as the gross profit margin mainly benefited from a strong increase in sales and favorable product mix within our intra- and extra-oral product portfolio. The increase in the Treatment Center segment gross profit was driven by increased volume, whereas the gross profit margin decrease was mainly due to product mix. Gross profit and gross profit margin for the Instruments segment were below the prior-year level. The decrease in gross profit margin was driven by the increased ratio of lower-end handpieces, short-term inefficiencies from the ramp-up of expanded manufacturing capacity, as well as lower hygiene product sales. For more information see Note 23 to our consolidated financial statements for revenues and gross profit by segment for each of the last three fiscal years.

Selling, General and Administrative

For the fiscal year ended September 30, 2013, SG&A expense was $332.8 million, an increase of $37.2 million, or 12.6%, as compared with the fiscal year ended September 30, 2012. SG&A expense for the fiscal year ended September 30, 2013 included $8.6 million for the transition agreements with the former Chairman and CEO and the departing EVP and CFO, which includes a $3.8 million non-cash charge for the modification of share-based awards. Excluding the effects of the transition agreements, SG&A expense increased $28.6 million, or 9.7%. SG&A expense also included amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $2.5 million, as well as non-cash share-based compensation expense in the amount of $12.6 million ($8.8 million excluding the impact of the agreement with the former Chairman and CEO).

SG&A expense for the fiscal year ended September 30, 2012 included $2.7 million of amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets, and $8.4 million of non-cash share-based compensation expense.

Excluding the above amounts, as a percentage of revenue, SG&A expense was 28.5% and 29.1% for the fiscal years ended September 30, 2013 and 2012, respectively. The absolute increase in SG&A expense is driven by investments in sales and service infrastructure to capitalize on opportunities to gain market share and build up our presence in key growth markets. SG&A expense for the fiscal year also included $3.5 million of costs for the biennial IDS.

Research and Development

R&D expense for the fiscal year ended September 30, 2013 was $59.6 million, an increase of $7.0 million, or 13.2%, as compared with the fiscal year ended September 30, 2012. The increase was mainly driven by the timing of projects, particularly in preparation for the biennial IDS in March, where we launched a record 25 new products.

R&D expense included non-cash share-based compensation expense in the amount of $0.1 million each for the fiscal years ended September 30, 2013 and 2012. Excluding this amount, as a percentage of revenue, R&D expense was 5.4% for both fiscal years ended September 30, 2013 and 2012.

Net Other Operating Income

Net other operating income for the fiscal year ended September 30, 2013 compared to September 30, 2012 was as follows:

	Year ended September 30, 2013	Year ended September 30, 2012

	$ millions
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$10.0	$10.0
Gain from patent infringement settlement	4.4	—

	$14.4	$10.0

The gain from patent settlement for the fiscal year ended September 30, 2013, represents amounts received for past lost profits in an out-of-court settlement of a patent defense suit in the normal course of business.

(Gain) /Loss on Foreign Currency Transactions

The loss on foreign currency transactions for the fiscal year ended September 30, 2013 amounted to $12.4 million and compares to a loss of $5.9 million for the fiscal year ended September 30, 2012. The components of these results are as follows:

	Year ended September 30, 2013	Year ended September 30, 2012

	$ millions
Unrealized non-cash foreign exchange (gain)/loss from translation adjustment of deferred income related to the Patterson exclusivity payment	$(1.9)	$2.6
Unrealized non-cash foreign exchange (gain)/loss on short-term intra-group loans	0.9	3.4
(Gain)/Loss on other foreign currency transactions (1)	13.4	(0.1)

	$12.4	$5.9

(1)	For the fiscal year 2013, the loss on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by the recent weakness of the Yen, as well as fluctuations in the Brazilian Real and South African Rand to the U.S. Dollar in the second half of the fiscal year. For the fiscal year 2012, the gain on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by fluctuations in the Euro/U.S. Dollar exchange rate.

(Gain)/Loss on Derivative Instruments

The gain of $0.4 million on derivative instruments for the fiscal year ended September 30, 2013 compared to a gain of $2.0 million for the fiscal year ended September 30, 2012. The results related to unrealized non-cash gain and loss on foreign currency hedges.

	Year ended September 30, 2013	Year ended September 30, 2012

	$ millions
Unrealized non-cash (gain)/loss on foreign currency hedges	$(0.4)	$(2.0)

Interest Expense

Net interest expense for the fiscal year ended September 30, 2013, was $3.4 million, compared to $3.8 million for the fiscal year ended September 30, 2012. This decrease resulted from lower overall debt levels, partially offset by lower interest income.

Income Tax Provision

For the fiscal years ended September 30, 2013 and 2012, Sirona recorded a profit before income taxes of $197.6 million and $178.3 million, respectively. The income tax provision for the fiscal years ended September 30, 2013 and 2012 was $49.0 and $42.7 million, respectively. The income tax provision as of September 30, 2013 includes the effect from a local trade tax increase at our principal German operations, which was enacted and declared effective beginning in the first quarter of fiscal year 2013. This tax rate change resulted in a tax expense of $2.2 million, primarily from a non-cash remeasurement of deferred tax assets and liabilities. Excluding this amount, the effective tax rate for the fiscal year 2013 was 23.7% and compares to an effective tax rate of 24.0% in fiscal year 2012.

The company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of September 30, 2013, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. In making this determination, the Company also evaluates its expected cash requirements in the United States. These earnings relate to ongoing operations and as of September 30, 2013, amounted to approximately $409 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

Net Income

Sirona’s net income for the fiscal year ended September 30, 2013 was $148.5 million, an increase of $12.9 million, as compared with the fiscal year ended September 30, 2012. Major influencing factors on net income were (i) the increase in gross profit, mainly due to increased sales, (ii) an increase in SG&A expense due to the expenses related to the transition agreements for the former Chairman and CEO and the departing EVP and CFO totaling $8.6 million, which includes a $3.8 million non-cash charge for the modification of share-based awards, expenses related to the IDS of $3.5 million, and continued investments in the expansion of our global sales and service infrastructure, (iii) a gain from a patent infringement settlement, (iv) net losses in the total amount of $ 11.9 million ($ 9.1 million net of tax) from foreign currency transactions and derivative instruments, and (v) the effect from a non-cash remeasurement of deferred tax assets and liabilities resulting from a local trade tax rate increase at our principal German operations of $2.2 million. Fiscal year 2013 net income also included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction—deal related amortization and depreciation) of $ 40.2 million ($30.6 million net of tax).

Sirona’s net income for the fiscal year ended September 30, 2012 included deal related amortization and depreciation of assets acquired in past business combinations of $ 46.5 million ($35.4 million net of tax) and net losses in the total amount of $ 3.9 million ($ 3.0 million net of tax) from foreign currency transactions and derivative instruments.

Share-based compensation expense was $12.8 million ($9.7 million net of tax) in fiscal year 2013, compared to $8.6 million ($6.6 million net of tax) in fiscal year 2012.

Fiscal Year Ended September 30, 2012 compared to Fiscal Year Ended September 30, 2011

Revenue

Revenue for the fiscal year ended September 30, 2012 was $ 979.4 million, an increase of $65.5 million, or 7.2%, as compared with the fiscal year ended September 30, 2011. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 12.6%. By segment, CAD/CAM Systems increased 9.1% (up 13.9% on a constant currency basis), Imaging Systems increased 7.4% (up 11.5% on a constant currency basis), Treatment Centers increased 7.2% (up 15.1% on a constant currency basis), and Instruments increased 0.2% (up 7.5% on a constant currency basis).

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

Cost of Sales

Cost of sales for the fiscal year ended September 30, 2012 was $455.4 million, an increase of $25.2 million, or 5.9%, as compared with the fiscal year ended September 30, 2012. Gross profit as a percentage of revenue was 53.5% compared to 52.9% in the prior year. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $43.9 million as well as non-cash share-based compensation expense of $0.1 million for the fiscal year ended September 30, 2012, compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $50.5 million and non-cash share-based compensation expense of $0.1 million for the fiscal year ended September 30, 2011. Excluding these amounts, cost of sales as a percentage of revenue was 42.0 % for the fiscal year ended September 30, 2012, compared with 41.5% for the fiscal year ended September 30, 2011, and therefore gross profit as a percentage of revenue was 58.0% compared to 58.5% in the prior year.

Gross Profit

We use gross profit, excluding the impact of the MDP Transaction, to monitor segment performance. By segment, gross profit developed in fiscal year ended September 30, 2012 compared to fiscal year ended September 30, 2011 as follows: Imaging Systems increased 6.5%, CAD/CAM Systems increased 9.2%, Treatment Centers increased 8.8%, and Instruments decreased 5.3%. The CAD/CAM segment gross profit benefited from robust sales in the U.S. and in non-European, international markets. The segment gross profit margin was on level with the prior year. The increase in Imaging Systems gross profit was driven by robust growth in our Orthophos products, which, due to product mix, led to a slight decrease in the gross profit margin. The Imaging Systems and CAD/CAM segment gross profit were positively impacted by the weakened Euro against the U.S. Dollar. Unit growth in our Treatment Center segment resulted in higher gross profit. The gross profit margin in this segment was above the prior year, mainly due to product mix. Instruments segment gross profit and gross profit margin were negatively impacted by product mix. Unit growth in this segment was particularly strong in the volume segments of the market. For more information see Note 23 to our consolidated financial statements for revenues and gross profit by segment for each of the last three fiscal years.

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

SG&A expense for the fiscal year ended September 30, 2011 included a one-time non-cash compensation charge of $6.6 million as a result of a payment made by certain former shareholders of the Company to the acting chief executive officer and chief financial officer of the Company at that time. SG&A expense also included $3.1 million of amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets, and $7.3 million of non-cash share-based compensation expense.

Excluding the above amounts, as a percentage of revenue, SG&A expense was 29.1% and 28.5% for the fiscal years ended September 30, 2012 and 2011, respectively. The absolute increase in SG&A expense is driven by investments in sales and service infrastructure in international markets, partly offset by foreign currency exchange fluctuations.

Research and Development

R&D expense for the fiscal year ended September 30, 2012 was $52.6 million, a decrease of $2.9 million, or 5.2%, as compared with the fiscal year ended September 30, 2011.

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

(Gain)/Loss on Foreign Currency Transactions

The loss on foreign currency transactions for the fiscal year ended September 30, 2012 amounted to $5.9 million and compares to a gain of $5.7 million for the fiscal year ended September 30, 2011. The components of these results are as follows:

	Year ended September 30, 2012	Year ended September 30, 2011

	$ millions
Unrealized non-cash foreign exchange (gain)/loss from translation adjustment of deferred income related to the Patterson exclusivity payment	$2.6	$0.5
Unrealized non-cash foreign exchange (gain)/loss on short-term intra-group loans	3.4	0.3
(Gain)/loss on other foreign currency transactions	(0.1)	(6.5)

	$5.9	$(5.7)

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

The 24% effective tax rate for the fiscal year ended September 30, 2012 includes the effect from a tax audit in Germany covering fiscal years 2005 until 2009. Without consideration for the effect from the German tax audit, the effective tax rate for fiscal year ended September 30, 2012 was 23%.

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

Cash and cash equivalents of $234.2 million held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

On November 14, 2011, the Company entered into a new senior facilities agreement (the “New Senior Facilities Agreement’) with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors, and as of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. Initial borrowings under the New Senior Facilities Agreement were used to retire the outstanding borrowings under the Company’s previous credit facilities. Please see “New Senior Facilities Agreement” within this section and Note 13 to our consolidated financial statements for a complete description of this New Senior Facilities Agreement.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to consolidated adjusted EBITDA (“Consolidated Adjusted EBITDA”), determined on the basis of the last twelve months, of no more than 3.00 to 1. The Company is required to determine its compliance with the covenants as of September 30 and March 31. As of September 30, 2013, the most recent period for which this ratio was calculated, the Company was in compliance. As calculated in accordance with the New Senior Facilities Agreement, the Company did not have any net debt as of September 30, 2013 or as of March 31, 2013 after the repayment of balances drawn under the Revolving Facility B in the second quarter of fiscal year 2012. Therefore, its Debt Cover Ratio was not meaningful in the absence of net debt:

	Year Ended September 30, 2013	LTM March 31, 2013
	$’000s
Debt Cover Ratio	not meaningful	not meaningful
as set by covenants (less than or equal to)	3.00	3.00

Cash Flow

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011

	$’000s
Net cash provided by operating activities	$232,025	$201,369	$178,853
Net cash used in investing activities	(106,845)	(52,152)	(78,142)
Net cash used in financing activities	(38,073)	(345,444)	(313)

Increase/(decrease) in cash during the period	$87,107	$(196,227)	$100,398

Net Cash Provided by Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $232.0 million for fiscal year 2013 compared to $201.4 million for fiscal year 2012, and $178.9 million for fiscal year 2011. The primary contributing factor to the cash provided by operating activities in fiscal year 2013 was impacted by (i) higher revenues and gross profit from strong business growth, driving higher working capital and tax payments, which partially offset the increase, and (ii) the payments received from the settlement of a patent infringement claim. The primary contributing factor to the net cash provided by operating activities for the fiscal year 2012 was the increase in operating income. Net cash provided by operating activities for the fiscal year 2011 was impacted by an increase in operating income, partially offset by the increase in accounts receivable and inventories, which was driven by the overall increase in revenues as well as the expansion of our global sales and service infrastructure, resulting in higher working capital requirements.

Net Cash Used in Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions and long-lived asset disposals.

Net cash used in investing activities was $106.8 million for the fiscal year ended September 30, 2013, compared to $52.2 million for the fiscal year ended September 30, 2012, and $78.1 million for the fiscal year ended September 30, 2011. The primary uses of the investing cash outflow in fiscal year 2013 were (i) the acquisition of a technology company for $35.0 million, (ii) the expansion of our manufacturing facility, and thus capacity, for instruments for $16.9 million, (iii) software developed for sale related to product launches for $13.5 million, and (iv) capital expenditures in the course of normal operating activities. The primary contributors to the investing cash outflow in fiscal year 2012 were for capital expenditures in the course of normal operating activities, including software developed for sale related to product launches for $11.5 million. The primary contributors in fiscal year 2011 were for (i) construction of the Center of Innovation in Germany for $13.2 million, which was opened in September 2011, (ii) acquisition of a development stage entity for $20.8 million, (iii) software developed for sale related to product launches for $11.0 million, and (iv) capital expenditures in the course of normal operating activities.

Net Cash Used in Financing Activities

Net cash used in financing activities was $38.1 million for the fiscal year ended September 30, 2013, compared to $345.4 million for the fiscal year ended September 30, 2012 and $0.3 million for the fiscal year ended September 30, 2011. Net cash used in financing activities in fiscal year 2013 mainly resulted from the purchase of treasury shares pursuant to our current stock repurchase programs, partly offset by proceeds from exercises of stock options and tax-related benefits from RSU/PSU vesting from the Company’s stock-based compensation program. Net cash used in financing activities in fiscal year 2012 results primarily from (i) the repayment of our senior term loans and (ii) purchase of treasury shares pursuant to our stock repurchase program. Net cash used in financing activities in fiscal year 2011 relates mainly to the purchase of treasury shares pursuant to our stock repurchase program, mostly offset by proceeds and tax-related benefits from exercises of options previously granted in the Company’s stock-based compensation activities.

Other Financial Data

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011

	$’000s
Net income attributable to Sirona Dental Systems, Inc.	$146,745	$133,832	$121,793
Net interest expense	3,410	3,767	3,883
Provision for income taxes	49,022	42,718	35,744
Depreciation	34,993	29,800	26,232
Amortization	40,603	47,949	54,941

EBITDA	$274,773	$258,066	$242,593

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

Supplemental Information

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
	$’000s
Share-based compensation (1)	$12,813	$8,623	$7,604
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of the $-denominated exclusivity fee	(1,890)	2,559	499
Unrealized, non-cash (gain)/loss on revaluation of the carrying value of short-term intra-group loans	851	3,365	295
One-time non-cash compensation charge	—	—	6,625

	$11,774	$14,547	$15,023

(1)

For the fiscal year 2013, this includes the compensation charge from the first quarter of $3,764 for the modification of share based awards in connection with the Transition Agreement for the former CEO and Chairman.

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

Contractual Obligations and Commercial Commitments

The following table summarizes contractual obligations and commercial commitments as of September 30, 2013.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	$’000s
Long-term debt*	$84,597	$3,568	$28,219	$52,810	$—
Operating lease obligations	65,483	13,499	20,468	13,330	18,186
Pension	33,062	3,835	6,017	6,118	17,092
Purchase commitments**	14,184	—	14,184	—	—

Total	$197,326	$20,902	$68,888	$72,258	$35,278

*	includes expected interest payments and agency/commitment fees
**	represents unconditional purchase commitments with remaining terms in excess of one year

Off-Balance Sheet Arrangements

In July 2005, Sirona entered into a sale and leaseback agreement regarding unused land on the Bensheim site of Sirona in Germany. The land was sold for Euro 0.9 million ($1.2 million at the U.S. Dollar/Euro exchange rate of September 30, 2013) to an unrelated property development company, who constructed an office building based on Sirona’s specifications on the site. Sirona leases the building from the property development company through a 20-year lease. Rental payments started in April 2007 when the building was ready for occupancy.

Under the terms of the lease, rent is fixed at Euro 1.2 million ($1.6 million at the U.S. Dollar/Euro exchange rate of September 30, 2013) per annum until 2013. After 2013, rent is subject to adjustment according to an inflation index. The land remains an asset on Sirona’s balance sheet and the building has been accounted for as an operating lease.

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

The key assumption used in the actuarial calculations for the defined benefit pension plans is the selection of the appropriate discount rate. The discount rate has been selected by reference to market interest rates. The discount rate used reflects the rates available on high quality fixed income investment of appropriate duration at the measurement dates of each year. Fluctuations in market interest rates could impact the amount of pension expense recorded for these plans. The discount rate assumption changed from 3.50% at September 30, 2012 to 3.40% at September 30, 2013, thereby affecting the amount of pension obligation recorded at September 30, 2013.

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

Income Taxes

Sirona recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Sirona regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, as necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If Sirona is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, it could be required to increase its valuation allowance against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on operating results. As of September 30, 2013, Sirona had recorded valuation allowances against its deferred tax assets in the amount of $3.2 million. Further information on income taxes is provided in Note 10 to the consolidated financial statements appearing elsewhere in this report.

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

Impairment of Indefinite-Lived Assets

The Company elected to early adopt ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment, for the fiscal year 2012 goodwill impairment test performed in the fourth quarter. The adoption of this guidance did not affect our consolidated financial statements.

Goodwill is allocated to each of our reporting units, which we regard to be our operating segments (Dental CAD/CAM Systems, Imaging Systems, Treatment Centers, and Instruments). Sirona assesses goodwill for impairment annually on September 30 unless an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value at an earlier date. This evaluation begins with a qualitative assessment to determine if the fair value of its reporting units is more likely than not less than their carrying values. The Company evaluates such qualitative factors as (i) the results of the last quantitative impairment assessment, (ii) macro- and industry economic conditions such as significant changes in the business and legal climate and competition, and (iii) Company-specific assumptions including historical data and experience, operating performance indicators, projections of revenues and expenses and related cash flows, expected long-term growth rates, sale or disposition of a significant portion of the business, the development of its stock price, and other factors. If we determine that the fair value is more likely than not less than the carrying value, or we decide to bypass the qualitative assessment for a reporting unit, goodwill is tested for impairment under the two-step valuation test. The first step is to estimate the fair value of each reporting unit and compare this estimated fair value with each reporting unit’s carrying value. If the fair value is less than the carrying value, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment. In this second step, a fair value exercise similar to a business combination would be performed where the individual identifiable assets and liabilities of the reporting unit are valued at fair value with the difference between the fair value of the reporting unit being the implied fair value of goodwill. As of September 30, 2013, based on the qualitative assessment, the Company determined that step one of the impairment test is not required. If we would determine the fair value of a reporting unit, we would use a discounted future cash flow model to estimate reporting unit fair value. Significant assumptions in a discounted cash flow model would include discount rate, revenue and gross profit margin growth and terminal growth rates based on our judgments, estimates and assumptions.

The Company elected to early adopt ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” , which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets, similar to the guidance on goodwill impairment testing in ASU 2011-08, together with ASU 2011-08 for the fiscal year 2012 impairment test performed in the fourth quarter. The adoption of this guidance did not affect our consolidated financial statements.

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

Sirona’s primary market risk exposure is foreign currency risk, which can adversely affect our revenues and operating profits. To help mitigate this risk, Sirona enters into forward exchange contracts.

Sirona is also exposed to interest rate risk associated with short and long-term bank loans bearing variable interest rates. To help mitigate this interest rate risk exposure, Sirona enters into interest rate swap agreements.

The following discussion should be read in conjunction with Notes 2, 12, and 13 to Sirona’s audited consolidated financial statements appearing elsewhere in this report, which provide further information on Sirona’s derivative instruments.

Exchange Rate Sensitivity

The Euro is the functional currency for the majority of Sirona’s subsidiaries, including its German operations, which are the primary sales and manufacturing operations of Sirona. Sales from other Sirona operations are denominated in various foreign currencies. Sales in Euro, U.S. Dollar and a number of other currencies represented approximately 40%, 36 % and 24%, respectively, of total sales for fiscal year 2013. In order to hedge portions of the transactional exposure to fluctuations in exchange rates, based on forecasted and firmly committed cash flows, Sirona enters into forward foreign currency (different from functional currency) contracts. These forward foreign currency contracts are intended to reduce short-term effects of changes in exchange rates. Sirona does not apply hedge accounting to these forward foreign currency contracts.

A significant portion of our senior term loan is denominated in Euro. The Euro-denominated part of the senior term loan was granted to one of our German subsidiaries, whose functional currency is the Euro. Accordingly, the Company does not consider this facility to be a foreign currency risk sensitive instrument.

The table below provides information, as of September 30, 2013, about receivables and derivative financial instruments by functional currency and presents such information in U.S. Dollars, which is Sirona’s reporting currency. The table summarizes information only for those instruments and transactions that are sensitive to foreign currency exchange rates. The estimated fair value of receivables is considered to approximate their carrying value because receivables have a short maturity. A receivable denominated in Euro held by subsidiaries whose functional currency is the Euro is not sensitive to exchange rate changes. The table below includes only those Euro receivables held by subsidiaries with non-Euro functional currencies. Likewise, a receivable denominated in U.S. Dollars held by entities whose functional currency is the U.S. Dollar is not sensitive to exchange rate changes. The table below includes only those U.S. Dollar receivables held by subsidiaries with non-U.S. Dollar functional currencies. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

As of September 30, 2013	Expected Maturity Date
	Fiscal Year
	2014	2015	2016	2017	2018	Beyond 2019	Total	Fair Value
	$’000s
Instruments sensitive to exchange rate risk (all held by subsidiaries with functional currencies other than those stated below)

Receivables (grouped by transactional currency):

U.S. Dollar	$36,425	$—	—	—	—	—	$36,425	$36,425

Japanese Yen	16,460	—	—	—	—	—	16,460	16,460
Australian Dollar	6,491	—	—	—	—	—	6,491	6,491
Euro	179	—	—	—	—	—	179	179
Korean Won	5,882	—	—	—	—	—	5,882	5,882
Russian Ruble	5,548	—	—	—	—	—	5,548	5,548
Turkish Lira	962	—	—	—	—	—	962	962
Brazilian Real	14,740	—	—	—	—	—	14,740	14,740
South African Rand	6,780	—	—	—	—	—	6,780	6,780
Mexican Peso	565	—	—	—	—	—	565	565

Total receivables sensitive to exchange rate risk	$94,090	$—	—	—	—	—	$94,090	$94,090

Forward Exchange Contracts:

U.S. Dollar short / Euro long	$32,544						$32,544	$629
Australian Dollar short / Euro long	3,165						3,165	153
Japanese Yen short / Euro long	2,364						2,364	76

Total U.S. Dollar notional amount	$38,073	—	—	—	—	—	$38,073	$858

Average contract exchange rate (all contracts) U.S. Dollar/Euro	$1.3236	—	—	—	—	—	—	—

Interest Rate Sensitivity

On November 16, 2011, Sirona entered into interest rate swaps to fully hedge its interest exposure in connection with the New Senior Facilities Agreement dated November 14, 2011. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Long-term debt” for further details.

A hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased the interest expense for the fiscal years ended September 30, 2013 and 2012, by approximately $0.0 million and $0.6 million, respectively.

The following table presents the interest rates and scheduled maturities of principal by fiscal year for our outstanding variable-rate indebtedness as of September 30, 2013:

As of September 30, 2013	Expected Maturity Date
	Fiscal Year
	2014	2015	2016	2017	2018	Beyond 2019	Total	Fair Value
	$’000s
Instruments sensitive to interest rate risk
(1) Variable-rate debt (U.S. dollar)	$—	$—	22,500	52,500	—	—	$75,000	$75,000
Actual interest rate of 2.88% per annum as of September 30, 2013

Total instruments sensitive to interest rate risk	$—	$—	22,500	52,500	—	—	$75,000	$75,000

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included as a separate section of this Annual Report on Form 10-K, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2013. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (1992). Based on our assessment, management believes that, as of September 30, 2013, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm, which audited the Company’s financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. Please see attestation report on page F-3.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2013).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2013).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2013).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2013).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2013).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements, See Index to Financial Statements on Page F-1

(b)	The following Exhibits are included in this report:

Exhibit No.	Item Title

2.1	Exchange Agreement, by and among Sirona Holdings Luxco S.C.A, Blitz 05-118 GmbH and Schick Technologies, Inc., dated September 25, 2005 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on September 26, 2005)

2.2	Amendment No. 1 to Exchange Agreement, dated May 11, 2006 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 16, 2006)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-33731, filed on June 30, 1997)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 20, 2006)

3.3	Bylaws of the Company effective as of September 20, 2010 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on September 23, 2010)

4.1	Form of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-153092, filed on August 20, 2008)

10.1	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Form 10-K, filed on July 13, 2001)†

10.2	Amendment to 1996 Employee Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on May 16, 2006)†

10.3	1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.2 to Form 10-K, filed on June 18, 2003)†

10.4	Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on January 26, 2007)†

10.5	Form of Stock Option Notice under Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference to Form 8-K filed on February 28, 2007)†

10.6	Distributorship Agreement, dated April 6, 2000, by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.34 to Form 10-K, filed on June 29, 2000)**

10.7	Amendment No. 1 to Distributorship Agreement, dated July 1, 2005 by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.1 to Form 10-Q/A, filed on March 24, 2006)**

10.8	Consulting and Non-Competition Agreement between Schick Technologies, Inc. and David B. Schick, dated May 7, 2004 (incorporated by reference to Exhibit 10.33 to Form 10-K, filed on June 25, 2004)

10.9	Transaction Services Agreement by and between Blitz F04-506 GmbH, Sirona Dental Services GmbH & Co KG, Sirona Dental Systems GmbH, MDP IV Offshore GP, LP and Harry M. Jansen Kraemer, Jr., dated July 6, 2005 (incorporated by reference to Exhibit 10.7 to Form 10-K, filed on December 11, 2006)

10.10	Registration Agreement between the Company and Luxco, dated as of June 20, 2006 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 20, 2006)

10.11	Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 14, 2006 (incorporated by reference to Exhibit 2.2 to Form 8-K filed on June 20, 2006)†

10.12	Employment Agreement between the Company and Michael Stone, dated as of June 14, 2006 (incorporated by reference to Exhibit 2.3 to Form 8-K filed on June 20, 2006)†

10.13	Transition and Severance Agreement between the Company and Zvi Raskin, dated as of June 14, 2006 (incorporated by reference to Exhibit 2.4 to Form 8-K filed on June 20, 2006)†

10.14	Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Jost Fischer, dated as of January 25, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed on August 9, 2006)†

10.15	Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Simone Blank, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed on August 9, 2006)†

10.16	Consolidated and Restated Amendment to Distributorship Agreement between Sirona Dental Systems GmbH and Patterson Companies, Inc. (incorporated by reference to Exhibit 10.8 to Form 10-Q, filed on August 9, 2006)**

10.17	Senior Facilities Agreement (incorporating amendments made on December 5, 2006 and January 19, 2007) among Sirona Dental Systems, Inc., Schick Technologies, Inc., Sirona Dental Systems GmbH, Sirona Dental Services GmbH, Sirona Dental Systems LLC, Sirona Holding GmbH, Sirona Immobilien GmbH, J.P. Morgan PLC, UBS Limited, JPMorgan Chase Bank, N.A., and J.P. Morgan Europe Limited, dated November 22, 2006 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 10, 2007)

10.18	Description of the Sirona Dental Systems, Inc. EVA Plan (incorporated by reference to Exhibit 10.18 to Form 10-K filed on December 7, 2007)†

10.19	Employment Agreement between Schick Technologies, Inc. and Jeffrey T. Slovin, dated June 9, 2004 (superseded by the employment agreement dated June 20, 2006 (the “2006 employment agreement”) incorporated by reference as Exhibit 10.11 to this Form 10-K, except for the bonus information contained in Section IV referenced in the 2006 employment agreement)†

10.20	Company’s 2008 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 8, 2008)†

10.21	Company’s 2009 Executive Bonus Plan (incorporated by reference to Exhibit 10.21 to Form 10-K, filed on December 4, 2008)†

10.22	Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Jost Fischer, dated as of December 2, 2008 (superseding an Executive Service Agreement between Sirona Dental GmbH and Jost Fischer, dated as of October 10, 2007, which superseded the Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Jost Fischer, dated as of January 25, 2002) (incorporated by reference to Exhibit 10.22 to Form 10-K, filed on December 4, 2008)†

10.23	Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Simone Blank, dated as of December 2, 2008 (superseding an Executive Service Agreement between Sirona Dental GmbH and Simone Blank, dated as of October 1, 2007, which superseded the Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Simone Blank, dated as of June 27, 2001) (incorporated by reference to Exhibit 10.23 to Form 10-K, filed on December 4, 2008)†

10.24	Amendment to Employment Agreement, dated as of December 2, 2008, between the Company and Jeffrey T. Slovin (amending the Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 14, 2006 and superseding the Employment Agreement between the Company and Jeffrey T. Slovin dated as of June 9, 2004) (incorporated by reference to Exhibit 10.24 to Form 10-K, filed on December 4, 2008)†

10.25	Sirona Dental Systems, Inc. Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 3, 2009)†

10.26	Schick Technologies, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on March 3, 2009)†

10.27	Renewal Letter Agreement, dated as of May 4, 2009, between Sirona Dental Services GmbH, a corporation organized under the laws of Germany (“Sirona GmbH”) and Sirona Holdings Luxco S.C.A., a société en commandite par actions organized under the laws of the Grand Duchy of Luxembourg (“Luxco”), to the Advisory Services Agreement dated October 1, 2005 between Sirona GmbH and Luxco, together with the Assignment and Assumption Agreement dated May 4, 2009 among Sirona GmbH, Sirona Dental Systems, Inc. and Luxco (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 5, 2009)

10.28	Form of Restricted Stock Unit Agreement for December 8, 2009 restricted stock unit grants (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on December 11, 2009)†

10.29	Amendment to Distributorship Agreement, dated May 5, 2010, by and between Schick Technologies, Inc. and Patterson Companies, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 5, 2010)**

10.30	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of September 20, 2010, between the Company and Jeffrey T. Slovin (amending the Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 14, 2006) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on September 23, 2010)†

10.31	Employment Agreement, dated as of September 13, 2007, as amended on October 15, 2008, by and between Sirona Dental GmbH and Walter Petersohn (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on September 23, 2010)†

10.32	Supplement Agreement to Service Agreement between Sirona Dental GmbH, the Company and Jost Fischer, dated as of November 15, 2010, as amended by the Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Jost Fischer, dated as of December 2, 2008 (incorporated by reference to Exhibit 10.32 to Form 10-K, filed on November 18, 2010)†**

10.33	Supplement Agreement to Service Agreement between Sirona Dental GmbH, the Company and Simone Blank, dated as of November 15, 2010, as amended by the Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Simone Blank, dated as of December 2, 2008 (incorporated by reference to Exhibit 10.33 to Form 10-K, filed on November 18, 2010)†**

10.34	Amendment to Consolidated and Restated Amendment to Distributorship Agreement, dated May 3, 2011, between Patterson Companies. Inc. and Sirona Dental Systems GMBH (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 6, 2011)**

10.35	Term and Revolving Facilities Agreement between, among others, Sirona Dental Systems, Inc., Schick Technologies, Inc., Sirona Dental Systems, LLC, Sirona Dental Services GmbH, Sirona Dental Systems GmbH, Sirona Immobilien GmbH, Sirona Technologie GmbH & Co. KG, JPMorgan Limited, UniCredit Bank AG and J.P. Morgan Europe Limited, dated November 14, 2011. (incorporated by reference to Exhibit 10.35 to Form 8-K, filed on November 18, 2011)

10.36	Senior Facilities Agreement, dated November 4, 2011, by and among Sirona Dental Systems, Inc., J.P. Morgan Limited, Unicredit Bank AG and J.P. Morgan Europe Limited. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 18, 2011)

10.37	Amended and Restated U.S. Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K/A, filed on July 12, 2012

10.38	Amended and Restated U.S. CAD-CAM Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems GmbH. (incorporated by reference to Exhibit 10.2 to Form 8-K/A filed on July 12, 2012)

10.39	Letter Amendment to Amended and Restated Employment Agreement, dated as of October 1, 2012, between Sirona Dental Systems, Inc. and Jeffrey T. Slovin (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 5, 2012)†

10.40	Transition Agreement by and between Sirona Dental GmbH, Sirona Dental Systems, Inc. and Jost Fischer, dated November 16, 2012 (incorporated by reference to Exhibit 10.39 to Form 10-K, filed on November 16, 2012)†

10.41	Employment Contract between Sirona Dental Services GmbH and Rainer Berthan, dated February 20, 2012 (incorporated by reference to Exhibit 10.40 to Form 10-K, filed on November 16, 2012)†

10.42	Amendment to Amended and Restated Employment Agreement, dated as of May 7, 2013, between Sirona Dental Systems, Inc. and Jeffrey T. Slovin (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 10, 2013)†

10.43	Executive Employment Agreement, dated July 29, 2013, by and between Sirona Dental Systems, Inc. and Ulrich Michel (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed on August 2, 2013)†

10.44

Separation Agreement, dated August 1, 2013, by and between Sirona Dental GmbH, Sirona Dental

Systems, Inc. and Simone Blank (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on August 2, 2013)†

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)

16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission confirming statements made about it by Company in connection with changes to the Company’s certifying accountant (incorporated by reference to Exhibit 16.1 to Form 8-K, filed on June 26, 2006)

21.1	List of Subsidiaries of Company*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Labels Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

†	Compensatory plan or arrangement
*	Filed herewith

**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
***	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended September 30, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2013, 2012 and 2011, (iv) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRONA DENTAL SYSTEMS, INC.
Dated: November 22, 2013

	By:	/s/ JEFFREY T. SLOVIN

Jeffrey T. Slovin

President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY T. SLOVIN Jeffrey T. Slovin	President, Chief Executive Officer, and Director (Principal Executive Officer)	November 22, 2013

/s/ ULRICH MICHEL Ulrich Michel	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 22, 2013

/s/ THOMAS JETTER Thomas Jetter	Chairman of the Board and Director	November 22, 2013

/s/ DAVID BEECKEN David Beecken	Director	November 22, 2013

/s/ WILLIAM K. HOOD William K. Hood	Director	November 22, 2013

/s/ ARTHUR D. KOWALOFF Arthur D. Kowaloff	Director	November 22, 2013

/s/ HARRY M. JANSEN KRAEMER, JR. Harry M. Jansen Kraemer, Jr.	Director	November 22, 2013

/s/ TIMOTHY P. SULLIVAN Timothy P. Sullivan	Director	November 22, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sirona Dental Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2013 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirona Dental Systems, Inc.’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 22, 2013 expressed an unqualified opinion on the effectiveness of Sirona Dental Systems, Inc.’s internal control over financial reporting.

/s/ KPMG AG Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany

November 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sirona Dental Systems, Inc.:

We have audited Sirona Dental Systems, Inc.’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirona Dental Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sirona Dental Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2013, and our report dated November 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG AG Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany

November 22, 2013

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Financial Statement Notes	September 30, 2013	September 30, 2012

		$’000s (except per share amounts)
ASSETS

Current assets
Cash and cash equivalents		$241,745	$151,088
Restricted cash		681	—
Accounts receivable, net of allowance for doubtful accounts of $1,588 and $1,408, respectively	6	145,212	132,569
Inventories, net	7	109,175	81,007
Deferred tax assets	10	31,370	24,781
Prepaid expenses and other current assets		32,556	17,622
Income tax receivable	10	2,345	2,213

Total current assets		563,084	409,280

Property, plant and equipment, net of accumulated depreciation and amortization of $156,730 and $125,706, respectively	8	182,737	143,351
Goodwill	9	672,086	631,077
Intangible assets, net of accumulated amortization of $503,130 and $446,447, respectively	9	301,718	288,556
Other non-current assets		5,620	9,382
Deferred tax assets	10	13,174	12,888

Total assets		$1,738,419	$1,494,534

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		$73,235	$51,961
Short-term debt and current portion of long-term debt	12	447	478
Income taxes payable	10	9,319	14,906
Deferred tax liabilities	10	745	817
Accrued liabilities and deferred income	11	162,341	118,075

Total current liabilities		246,087	186,237

Long-term debt	13	75,000	75,000
Deferred tax liabilities	10	131,455	122,441
Other non-current liabilities		27,447	16,852
Pension related provisions	19	65,985	61,629
Deferred income	14	34,401	40,000

Total liabilities		580,375	502,159

Shareholders’ equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		—	—
Common stock ($0.01 par value; 95,000,000 shares authorized;

57,213,615 shares issued and 54,999,436 shares outstanding at Sept. 30, 2013; 56,598,045 shares issued and 55,051,673 shares outstanding at Sept. 30, 2012		572	566
Additional paid-in capital		723,288	699,279
Treasury stock (at cost)
2,214,179 shares held at cost at Sept. 30, 2013; 1,546,372 shares held at cost at Sept. 30, 2012		(111,955)	(69,058)
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		584,216	437,471
Accumulated other comprehensive income/(loss)	5	8,607	(29,797)

Total Sirona Dental Systems, Inc. shareholders’ equity		1,155,625	989,358

Noncontrolling interests		2,419	3,017

Total shareholders’ equity		1,158,044	992,375

Total liabilities and shareholders’ equity		$1,738,419	$1,494,534

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Financial Statement Notes	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011

		$’000s (except per share amounts)
Revenue		$1,101,491	$979,351	$913,866
Cost of sales		510,136	455,400	430,214

Gross profit		591,355	523,951	483,652

Selling, general and administrative expense		332,849	295,659	277,081
Research and development		59,575	52,622	55,530
Provision for doubtful accounts and notes receivable		613	(75)	96
Net other operating income	20	(14,414)	(10,000)	(10,000)

Operating income		212,732	185,745	160,945

(Gain)/loss on foreign currency transactions, net		12,355	5,873	(5,668)
(Gain)/loss on derivative instruments	21	(421)	(1,961)	3,302
Interest expense, net	18	3,410	3,767	3,883
Other (income)/expense		(183)	(257)	(101)

Income before taxes		197,571	178,323	159,529
Income tax provision	10	49,022	42,718	35,744

Net income		148,549	135,605	123,785
Less: Net income attributable to noncontrolling interests		1,804	1,773	1,992

Net income attributable to Sirona Dental Systems, Inc.		$146,745	$133,832	$121,793

Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):	15
- Basic		$2.67	$2.41	$2.19
- Diluted		$2.61	$2.36	$2.13
Weighted average shares—basic		54,979,044	55,524,188	55,735,422
Weighted average shares—diluted		56,213,992	56,755,396	57,292,996

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Financial Statement Notes	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011

		$’000s (except per share amounts)
Net income		$148,549	$135,605	$123,785

Other comprehensive income/(loss), net of tax:	5
Cumulative translation adjustment		36,715	(49,995)	(6,041)
Net gain/(loss) on derivative financial instruments (hedging)		582	(1,258)	—
Unrecognized elements of pension cost, net of tax		942	10,176	(2,434)

Total other comprehensive income/(loss)		38,239	(41,077)	(8,475)

Total comprehensive income/(loss)		186,788	94,528	115,310
Less: Comprehensive income/(loss) attributable to noncontrolling interests		1,639	1,802	1,909

Comprehensive income/(loss) attributable to Sirona Dental Systems, Inc. shareholders		$185,149	$92,726	$113,401

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Sirona Dental Systems, Inc. Shareholders
	Common share capital	Number of common shares issued and outstanding	Additional paid-in capital	Treasury stock	Excess of purchase price over predecessor basis	Retained earnings	Accumulated other comprehensive income	Total Sirona Dental Systems, Inc. Shareholders	Noncontrolling interests	Total
	$’000s (except for amount of common shares issued)
Balances as of September 30, 2010	$553	55,305,581	$652,698	$(284)	(49,103)	$181,846	$19,701	$805,411	$2,222	$807,633

Issuance of common stock upon exercise of options	10	959,116	11,138		—	—	—	11,148		11,148
Purchase of treasury stock (at cost)		(449,374)		(19,465)				(19,465)		(19,465)
Stock compensation	—		7,604		—	—	—	7,604		7,604
Tax benefit of stock options exercised and net effect of vesting of RSUs/PSUs	—		7,552		—	—	—	7,552		7,552
One-time non-cash compensation charge (payment by shareholder—Note 24)			6,625					6,625		6,625
Dividend distribution to noncontrolling interest									(487)	(487)

Comprehensive income	—		—	—	—	121,793	(8,392)	113,401	1,909	115,310

Balances as of September 30, 2011	$563	55,815,323	$685,617	$(19,749)	(49,103)	$303,639	$11,309	$932,276	$3,644	$935,920

Issuance of common stock upon exercise of options	3	305,625	3,932		—	—	—	3,935		3,935
Purchase of treasury stock (at cost)		(1,069,275)		(49,309)				(49,309)		(49,309)
Stock compensation	—		8,623		—	—	—	8,623		8,623
Tax benefit of stock options exercised and net effect of vesting of RSUs/PSUs	—		367		—	—	—	367		367
Purchase of shares from noncontrolling interest			740						(740)	—
Dividend distribution to noncontrolling interest									(1,689)	(1,689)

Comprehensive income	—		—	—	—	133,832	(41,106)	92,726	1,802	94,528

Balances as of September 30, 2012	$566	55,051,673	$699,279	$(69,058)	(49,103)	$437,471	$(29,797)	$989,358	$3,017	$992,375

Issuance of common stock upon exercise of options	6	615,570	7,926		—	—	—	7,932		7,932
Purchase of treasury stock (at cost)		(667,807)		(42,897)				(42,897)		(42,897)
Stock compensation	—		12,813		—	—	—	12,813		12,813
Tax benefit of stock options exercised and net effect of vesting of RSUs/PSUs	—		3,854		—	—	—	3,854		3,854
Purchase of shares from noncontrolling interest			(584)						(802)	(1,386)
Dividend distribution to noncontrolling interest									(1,435)	(1,435)

Comprehensive income	—		—	—	—	146,745	38,404	185,149	1,639	186,788

Balances as of September 30, 2013	$572	54,999,436	$723,288	$(111,955)	(49,103)	$584,216	$8,607	$1,155,625	$2,419	$1,158,044

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011

	$’000s
Cash flows from operating activities
Net income	$148,549	$135,605	$123,785

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	75,596	77,749	81,173
Compensation charge paid by shareholders	—	—	6,625
(Gain)/loss on disposal of property, plant and equipment	93	(91)	—
(Gain)/loss on derivative instruments	(421)	(1,961)	3,302
(Gain)/loss on foreign currency transactions	12,355	5,873	(5,668)
Deferred income taxes	(2,665)	(17,274)	(17,173)
Amortization of debt issuance cost	554	631	587
Share-based compensation expense	12,813	8,623	7,604

Changes in assets and liabilities
Accounts receivable	(13,174)	(38,301)	(14,202)
Inventories	(26,778)	8,824	(19,542)
Prepaid expenses and other current assets	(14,345)	(1,935)	8,861
Restricted cash	(698)	646	20
Other non-current assets	(278)	(290)	(453)
Trade accounts payable	16,398	4,600	6,191
Accrued liabilities and deferred income	22,857	(6,674)	2,566
Other non-current liabilities	7,555	15,144	(2,997)
Income taxes receivable	(59)	1,954	(697)
Income taxes payable	(6,327)	8,246	(1,129)

Net cash provided by operating activities	$232,025	$201,369	$178,853

Cash flows from investing activities
Investment in property, plant and equipment	(70,715)	(47,131)	(56,958)
Proceeds from sale of property, plant and equipment	83	105	—
Prepayments for other assets	—	(4,612)	—
Purchase of intangible assets	(1,194)	(514)	(203)
Purchase of long-term investments	—	—	(145)
Acquisition of business, net of cash acquired	(35,019)	—	(20,836)

Net cash used in investing activities	$(106,845)	$(52,152)	$(78,142)

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2013	Year ended September 30, 2012		Year ended September 30, 2011
	$’000s
Cash flows from financing activities
Repayments of short-term and long-term debt	$(98)		$(434,364)	$—
Proceeds from borrowings	—		138,932	—
Purchase of treasury stock	(42,897)		(49,309)	(19,465)
Debt issuance cost	—		(2,765)	—
Purchase of shares from noncontrolling interest	(1,386)		—	—
Dividend distributions to noncontrolling interest	(1,435)		(1,689)	(487)
Common shares issued under share based compensation plans	7,926		3,932	11,138
Tax effect of common shares exercised under share based compensation plans	(183)		(181)	8,501

Net cash used in financing activities	$(38,073)		$(345,444)	$(313)

Change in cash and cash equivalents	87,107		(196,227)	100,398
Effect of exchange rate change on cash and cash equivalents	3,550		1,456	(6,306)
Cash and cash equivalents at beginning of period	151,088		345,859	251,767

Cash and cash equivalents at end of period	$241,745		$151,088	$345,859

Supplemental information
Interest paid	$2,848		$2,966	3,380
Interest capitalized	184		237	450
Income taxes paid	65,663		44,795	46,923

Acquisition of business
Current assets	$5,185	$		$201
Non-current assets	61,237			47,255
Current liabilities	(7,835)			(269)
Non-current liabilities	(11,951)			(16,139)

	46,636		—	31,048
Cash paid	(36,673)			(20,895)
Settlement of balances	(4,544)

Fair value of liabilities incurred	$5,419		$—	$10,153

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and its Operations

Sirona Dental Systems, Inc. (“Sirona,” the “Company,” “we,” “us,” and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries) is the leading global manufacturer of high-quality, technologically advanced dental equipment, and is focused on developing, manufacturing and marketing innovative systems and solutions for dentists around the world. We offer a broad range of products across all major segments of the dental technology market including CEREC and our other CAD/CAM systems, digital intra oral and 2D and 3D panoramic imaging systems, treatment centers, and instruments. The Company acquired Schick Technologies, Inc. (“Schick”) in 2006, in a transaction accounted for as a reverse acquisition (the “Exchange”), further expanding our global presence and product offerings and strengthening our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 130 years. The Company’s headquarters are located in Long Island City, New York, with its primary facility located in Bensheim, Germany, as well as other support, manufacturing, assembling, and sales and service facilities located around the globe.

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

Foreign Currency

The functional currency for foreign operations has been determined in all cases to be the local currency. Adjustments resulting from translating foreign functional-currency assets and liabilities are recorded in shareholders’ equity as a component of accumulated other comprehensive income. Gains or losses resulting from transactions in other than the functional currency are reflected in the consolidated statements of income, except for intra-group transactions of a long-term nature, which are recorded in shareholders’ equity as a component of accumulated other comprehensive income.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in revenues, and the associated expense is recorded in cost of sales for all periods presented.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are expensed as incurred and recorded within selling, general and administrative expense. During the last three fiscal years, advertising expense was as follows:

Advertising Costs
$’000s
Fiscal year ended September 30, 2013	$39,285
Fiscal year ended September 30, 2012	34,228
Fiscal year ended September 30, 2011	33,091

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

Restricted Cash

Restricted cash represents cash balances that are i) pledged as collateral to financial institutions that provide security for prepayments from customers and other bonds or ii) held as security deposits for leased office space.

Accounts Receivable

Accounts receivable are stated at the invoiced amount, less allowances for doubtful accounts, which approximates fair value given their short-term due dates. Collectability of accounts receivable is regularly reviewed and is based upon managements’ knowledge of customers and compliance with credit terms. The allowance for doubtful accounts is adjusted based on such evaluation, with the corresponding expense included in the provision for doubtful accounts and notes receivable in the Consolidated Statements of Income. Accounts receivable balances are written off when management deems the balances uncollectible.

Inventory

Inventory is carried at the lower of cost or market value. Cost is determined using standard costing, which approximates the weighted average cost method. In addition to direct material and direct labor costs, certain costs related to the overhead and production expenses are included in inventory. Inventory reserves are provided for risks relating to slow moving, unmarketable, and obsolete items.

Business Acquisitions

The Company acquires businesses as well as partial interests in businesses. Acquired businesses are accounted for using the acquisition method of accounting, which requires that all assets and liabilities are recorded at their respective fair values. Any excess of the purchase price over estimated fair values of net assets is recorded as goodwill. The assumptions made in determining fair value assigned to acquired assets and liabilities as well as asset lives can materially impact the results of operations.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Property, plant, and equipment are recorded at historical cost plus the fair value of asset retirement costs, if any and if reasonably estimable, less accumulated depreciation. Additions, improvements and major renewals, which extend the useful life of the asset, are capitalized; maintenance and repairs are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in current operating income. Development costs for external use software incurred after the establishment of technological feasibility are capitalized and amortized to cost of revenues on a straight-line basis over the expected useful life of the software. Costs of software developed for internal use incurred during the development of the application are capitalized and amortized to operating expense on a straight-line basis over the expected useful life of the software. Prepayments for property, plant, and equipment are classified as property, plant, and equipment and are not depreciated until the assets are received and placed into service.

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

Finite-Lived Intangible Assets

Finite-lived intangible assets are amortized according to the pattern in which the economic benefit of the asset is used up over their estimated useful lives, as shown below:

	Minimum Useful Life (years)	Maximum Useful Life (years)
Patents and licenses	10	13
Technologies and Dealer Relationships	1	15

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite lived intangible assets, consisting of certain trademarks and in-process research and development (IPR&D), are not amortized, but are reviewed for potential impairment on an annual basis as of September 30, or whenever events or circumstances indicate that the carrying amount may not be recoverable. First, a qualitative assessment is performed on reporting units to determine if further quantitative impairment testing is necessary. If this qualitative assessment indicates that a possible impairment exists, a quantitative impairment test is performed. Goodwill impairment tests are based upon a comparison of the fair value of the reporting units to their respective carrying amount. If the carrying amount of the reporting unit exceeds its fair

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

value, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over its implied fair value. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset’s carrying amount over its fair value.

Other non-current assets

Other non-current assets and prepaid expenses include capitalized debt issuance costs. The costs are amortized using the effective interest method. The non-current unamortized balance of such debt issuance costs was $1,156 and $1,681 as of September 30, 2013 and 2012, respectively.

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

Fair Value of Financial Instruments

Financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, bank loans, foreign currency forward contracts, interest rate swaps, and certain liabilities related to fixed and intangible asset purchases and liabilities for business acquisitions primarily from earn-out features. The carrying values of cash, cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term nature of these items. The fair value of the foreign currency forward contracts and interest rate swaps are estimated based on information such as quotes from financial institutions. The fair values of the acquisition-related liabilities are based on discounted valuations of commercial assumptions made by Company management of stipulations governed in the underlying purchase agreements.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of total consideration transferred for this acquisition totaled $46.6 million, consisting of cash of $36.7 million, settlements of prior balances, and contingent consideration arrangements. The contingent consideration arrangements require the Company to pay the former owners additional amounts contingent upon revenue milestones. These contingent arrangements provide for payments ranging from $0 up to a total of approximately $13.0 million over the expected life cycle of the company’s major product. The fair value of the contingent arrangements at acquisition date was $5.4 million and are being remeasured through settlement (amounts included in Note 22), with changes in fair value recorded in income. The fair value of the contingent arrangements as of September 30, 2013, was $5.9 million, with the change in fair value of $0.3 million recorded in other (income)/expense in the income statement for the fiscal year 2013.

On May 16, 2011, we acquired 100% of the outstanding shares of capital stock of a development stage technology company. The results of its operations have been included in the consolidated financial statements since this date. The results were not material to the consolidated financial statements. The fair value of total consideration transferred for this acquisition totaled $31.0 million, consisting of cash of $20.9 million and contingent consideration arrangements. The contingent consideration arrangements provide for payments ranging from $0 up to a total of $28 million (undiscounted) and vary over a period of up to 6 years, ending in fiscal 2018. As of September 30, 2011, we recorded initial goodwill of $4.9 million and contingent consideration arrangements of $10.2 million related to this acquisition. The fair value of the contingent arrangements as of September 30, 2013 and 2012, was $7.5 million and $7.9 million, respectively (amounts included in Note 22), with the current-period change in fair value of $(0.4) million recorded in other (income)/expense in the income statement for the fiscal year 2013.

4. Employee Share-Based Compensation

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plan

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, restricted stock, RSU’s, and PSU’s. The 2006 Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of September 30, 2013, 675,830 shares were available for future grant under the 2006 Plan.

Restricted and Performance-Based Stock Units

In fiscal year 2013, the Company granted 180,036 RSU’s with an average value of $63.19, the value of which representing the average of the closing prices at grant dates.

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

Stock Options

In fiscal year 2013, the Company granted 154,500 stock options with a weighted average exercise price of $63.45 and weighted average fair value of $21.74 at the grant date. Grants generally vest over four years. All grants expire ten years after the date of the grant.

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

	Year ended September 30, 2013	Year ended September 30, 2012

Expected Volatility	38.23%	39.17%
Risk-free rate	0.70%	0.91%
Expected term	5 years	5 years
Expected dividends	—	—

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Compensation Costs

The following tables summarize compensation expense charged to income for stock-based compensation and additional information for the fiscal years ended September 30, 2013, 2012, and 2011, respectively:

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011

	$’000s
Compensation Expense
Cost of sales	$138	$113	$136
Selling, general and administrative (1)	12,537	8,383	7,297
Research and development	138	127	171

	$12,813	$8,623	$7,604

(1)	For the fiscal year 2013, this includes the compensation charge from the first quarter of $3,764 for the modification of share based awards in connection with the Transition Agreement for the former CEO and Chairman.

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011

	$’000s (except where noted)
Additional Information

Tax Information
Income tax benefit recognized for share-based compensation	$(3,731)	$(2,486)	$(1,948)
Tax benefit realized from share-based compensation	$(9,799)	$(3,282)	$(11,483)

Future Costs
Total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards	$19,599	$17,718	$14,818

Weighted-average period expected for recognition of cost (in years)	2.6	2.6	2.6

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted and Performance-Based Stock Unit Activity

The following is a summary of Sirona’s RSU and PSU activity for the fiscal years ended September 30, 2013 and 2012:

	Year ended September 30, 2013
	Restricted Stock Units		Performance-based Stock Units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	585,187	$38.47	13,000	$36.78
Granted	180,036	63.19	—	—
Vested	(157,039)	37.37	—	—
Forfeited	(37,256)	41.49	—	—

Outstanding at end of period	570,928	46.37	13,000	36.78

	Year ended September 30, 2012
	Restricted Stock Units		Performance-based Stock Units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	462,265	$36.99	13,000	$36.78
Granted	216,400	41.15	—	—
Vested	(75,478)	36.26	—	—
Forfeited	(18,000)	41.98	—	—

Outstanding at end of period	585,187	38.47	13,000	36.78

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity

The following is a summary of Sirona’s stock option activity for the fiscal years ended September 30, 2013, 2012, and 2011:

	Year ended September 30, 2013
	Number of options	Weighted average exercise price

Outstanding at beginning of period	2,157,113	$17.63
Granted	154,500	63.45
Exercised	(512,221)	15.49
Forfeited	(21,290)	42.17

Outstanding at end of period	1,778,102	21.93

thereof vested and exercisable	1,469,883

	$’000s
Intrinsic value of options exercised	$27,339
Total fair value of options vested	$2,033
Aggregate intrinsic value of exercisable stock options	$75,245
Weighted average remaining contractual life (in years)	3.3

	Year ended September 30, 2012
	Number of options	Weighted average exercise price
Outstanding at beginning of period	2,207,312	$15.05
Granted	227,375	40.41
Exercised	(254,860)	15.44
Forfeited	(22,714)	19.12

Outstanding at end of period	2,157,113	17.63

	$’000s
Intrinsic value of options exercised	$8,789
Total fair value of options vested	$1,738
Aggregate intrinsic value of exercisable stock options	$67,617
Weighted average remaining contractual life (in years)	4.2

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year ended September 30, 2011
	Number of options	Weighted average exercise price
Outstanding at beginning of period	3,173,403	$14.04
Exercised	(950,628)	11.72
Expired	(2,636)	19.86
Forfeited	(12,827)	11.83

Outstanding at end of period	2,207,312	15.05

	$’000s
Intrinsic value of options exercised	$35,789
Total fair value of options vested	$2,016
Aggregate intrinsic value of exercisable stock options	$39,326
Weighted average remaining contractual life (in years)	4.9

5. Accumulated Other Comprehensive Income/(Loss)

The components of accumulated other comprehensive income for the last three fiscal years are summarized below. Cumulative translation adjustments are generally not adjusted for income taxes since they relate to indefinite investments in foreign subsidiaries.

	September 30,
	2013
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain/(loss) from hedging instruments	Total
	$’000s
Balance at beginning of period	$(34,017)	$5,478	$(1,258)	$(29,797)
Current increase / (decrease)	36,715	1,387	970	39,072
Income tax (expense) / benefit	—	(445)	(388)	(833)

Balance at end of period	2,698	6,420	(676)	8,442
Less: Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax	(165)		—	(165)

Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$2,863	$6,420	$(676)	$8,607

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2012
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain/(loss) from hedging instruments	Total
	$’000s
Balance at beginning of period	$16,007	$(4,698)	$—	$11,309
Current increase / (decrease)	(49,995)	14,046	(2,096)	(38,045)
Income tax (expense) / benefit	—	(3,870)	838	(3,032)

Balance at end of period	(33,988)	5,478	(1,258)	(29,768)
Less: Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax	29		—	29

Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(34,017)	$5,478	$(1,258)	$(29,797)

	September 30,
	2011
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain/(loss) from hedging instruments	Total
	$’000s
Balance at beginning of period	$21,965	$(2,264)	$—	$19,701
Current increase / (decrease)	(6,041)	(3,360)	—	(9,401)
Income tax (expense) / benefit		926	—	926

Balance at end of period	15,924	$(4,698)	—	11,226
Less: Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax	(83)			(83)

Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$16,007	$(4,698)	$—	$11,309

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Accounts Receivable

The allowance for doubtful accounts developed as follows:

		Additions
	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	$’000s
For the year ended September 30, 2013	$1,408	$748	$—	$568	$1,588
For the year ended September 30, 2012	1,868	834	—	1,294	1,408
For the year ended September 30, 2011	1,681	1,034	—	847	1,868

7. Inventories, Net

	September 30, 2013	September 30, 2012
	$’000s
Finished goods	$72,621	$50,878
Work in progress	14,377	12,349
Raw materials	37,501	29,561

	124,499	92,788
Inventory reserve	(15,324)	(11,781)

	$109,175	$81,007

8. Property, Plant and Equipment, Net

	Gross	Accumulated Depreciation and Amortization	Net
	$’000s
As of September 30, 2013
Land	$12,643	$—	$12,643
Buildings, building improvements and leasehold improvements	40,785	13,379	27,406
Machinery and technical equipment	186,015	110,956	75,059
Software and software licenses	70,564	32,395	38,169
Prepayments for property, plant and equipment	29,460	—	29,460

	$339,467	$156,730	$182,737

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Gross	Accumulated Depreciation and Amortization	Net
	$’000s
As of September 30, 2012
Land	$12,103	$—	$12,103
Buildings, building improvements and leasehold improvements	38,442	10,800	27,642
Machinery and technical equipment	155,838	94,439	61,399
Software and software licenses	54,942	20,467	34,475
Prepayments for property, plant and equipment	7,732	—	7,732

	$269,057	$125,706	$143,351

Depreciation and amortization expense for the fiscal years ended September 30, 2013, 2012, and 2011 was $ 34,993, $ 29,800, and $ 26,232.

Amortization expense includes amortization of capitalized software development costs for the fiscal years ended September 30, 2013, 2012, and 2011 of $8,834, $6,376, and $5,360.

Buildings and leasehold improvements includes office space that is leased under operating leases to third parties with a historical cost of $1,237 and $1,385 and a carrying amount of $400 and $497 at September 30, 2013 and 2012, respectively.

Prepayments for property, plant, and equipment for the fiscal year ended September 30, 2013 include payments totaling $16.9 million made for building construction, machinery, and special tools in connection with the expansion of instruments manufacturing capacity.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for finite-lived identifiable intangible assets for the fiscal years ended September 30, 2013, 2012, and 2011, and the annual estimated amortization expense related to these intangible assets for the next five fiscal years are as follows:

Amortization Expense for Finite-Lived Assets
$’000s
Fiscal year ended September 30, 2013	40,603
Fiscal year ended September 30, 2012	47,949
Fiscal year ended September 30, 2011	54,941

Year ending September 30,	Annual Estimated Amortization Expense (Future)
$’000s
2014	34,212
2015	28,183
2016	21,435
2017	12,465
2018	8,657

The following table presents details of intangible assets, related accumulated amortization and goodwill:

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2013
Patents & Licenses	$152,238	$99,112	$53,126
Trademarks	130,760	864	129,896
Technologies and dealer relationships	491,313	403,154	88,159
In-process research & development	30,537	—	30,537

	804,848	503,130	301,718
Goodwill	672,086	—	672,086

Total intangible assets	$1,476,934	$503,130	$973,804

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Gross	Accumulated amortization	Net
	$’000s
As of September 30, 2012
Patents & Licenses	$134,251	$83,241	$51,010
Trademarks	126,245	728	125,517
Technologies and dealer relationships	434,166	362,478	71,688
In-process research & development	40,341	—	40,341

	735,003	446,447	288,556
Goodwill	631,077	—	631,077

Total intangible assets	$1,366,080	$446,447	$919,633

The change in the value of goodwill from September 30, 2012 to September 30, 2013 is mainly attributable to (i) foreign currency fluctuations, with an impact of $ 22,969, (ii) the acquisition of a technology company in the first quarter of fiscal year 2013, which resulted in $ 18,167 of goodwill, and (iii) a reduction in goodwill by $ (127) as a result of tax benefits received subsequent to the exchange for options that were vested and included in the determination of purchase price at the time of that acquisition.

Aside from normal amortization for the current fiscal year, the change in the value of intangible assets, excluding goodwill and the acquired IPR&D, from September 30, 2012 to September 30, 2013, is mainly attributable to (i) acquired patents and developed technology in connection with the acquisition of a technology company in the first quarter of fiscal year 2013, with an impact of $11,113 and $3,079, respectively, and (ii) foreign currency fluctuations, with an impact of $ 8,721.

The change in IPR&D during the period resulted from (i) the acquisition of a technology company in the first quarter of fiscal year 2013 and (ii) the realization and commercialization of the single project that was in process at September 30, 2012 with a carrying value of $40.3 million, which was reclassified as a technology asset during the current period. The total carrying value of IPR&D of $30.5 million as of fiscal year end 2013 represented a single project. The remaining estimated cost to complete the project was $3.5 million. The project is 55% through the development phase; the remaining steps prior to product release are further development, prototype finalization and testing, integration and field testing, and regulatory approvals. The percentage of completion for the full project is 40%, and we anticipate project completion in the second half of 2015.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

The income tax provision is comprised of the following:

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
	$’000s
Current
Domestic (U.S.)	$(9,050)	$(8,628)	$(14,638)
Foreign	(55,493)	(46,570)	(39,473)

Total Current	(64,543)	(55,198)	(54,111)

Deferred
Domestic (U.S.)	4,765	4,452	8,571
Foreign	10,756	8,028	9,796

Total Deferred	15,521	12,480	18,367

Total	$(49,022)	$(42,718)	$(35,744)

The significant components of our net asset (liability) representing deferred income tax balances are as follows:

	September 30, 2013	September 30, 2012
	$’000s
Employee share-based compensation	$16,764	$16,288
Receivables	2,443	3,011
Inventory reserve	1,527	1,339
Property, plant and equipment	(13,718)	(11,264)
Intangible assets and goodwill	(122,079)	(115,405)
Debt issuance costs	(1,628)	(2,044)
Employee benefit accruals	7,997	7,072
Deferred income	2,234	(353)

Valuation allowances	(3,249)	(876)
IC profit elimination	8,638	6,736
Other	2,603	1,521
Tax loss carryforward	10,812	8,386

Net deferred income tax asset (liability)	$(87,656)	$(85,589)

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

As of September 30, 2013, the Company had $35,082 of gross tax loss carry-forwards subject to expiration as follows:

Year of expiration	Losses
$’000s
2014	$111
2015	1,048
2016	388
2017	1,379
2018	1,557
2019—2034	15,105

Subtotal	19,588

Indefinite	15,494

Total	$35,082

The Company recognized a valuation allowance of $ 3,249 at September 30, 2013, ($ 876 at September 30, 2012) on deferred tax assets of $10,812 ($8,386 at September 30, 2012) predominantly relating to tax loss carry-forwards, as management believes that it is more likely than not that the benefits of those existing tax loss carry-forwards will not be realized within the period those tax losses are deductible.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The difference between the U.S. federal income tax rate and the Company’s income tax provision included in the consolidated statements of income consisted of the following:

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
	$’000s
Income before income taxes	$197,571	$178,323	$159,529

Reconciliation of provision for income taxes:
Computed tax provision	(69,782)	(66,559)	(55,801)
Foreign tax differential	26,524	25,821	23,863
Nondeductible expenses	(236)	(1,298)	(1,826)
Permanent differences relating to German trade taxes	(1,421)	(1,220)	(1,143)
Subpart F income net of tax credit	—	—	(113)
Share-based compensation	667	(72)	(3,007)
Tax income (expense) from prior periods	157	(1,241)	44
Tax free income and tax credits	645	2,174	1,684
Additional state taxes	(1,133)	(511)	(909)
Change in tax rate	(2,236)	—	—
Change in valuation allowance	(2,259)	(91)	1,493
Other	52	279	(29)

Provision for income taxes	$(49,022)	$(42,718)	$(35,744)

The change in tax rate from prior periods of $2,236 at September 30, 2013, predominantly relates to a non-cash remeasurement of deferred tax assets and liabilities resulting from an increase in the local trade tax rate at our principal German operations. The income tax provision at September 30, 2012 includes expenses of $1,733 related to a tax audit in Germany covering fiscal years 2005 until 2009.

In August 2007, a tax law was enacted that may limit the Company’s deductibility of interest in Germany (“Zinsschranke”). For the fiscal years ended September 30, 2013 and 2012, the Company’s deductibility of interest was not limited as a result of this German tax law.

The components of income before taxes are:

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
	$’000s
Germany	$125,262	$112,963	$102,693
United States	23,230	16,590	16,236
Other Foreign	49,079	48,770	40,600

	$197,571	$178,323	$159,529

None of the goodwill recognized in the Exchange or in the business combinations completed in any of the periods presented is tax deductible.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The development of the valuation allowance on deferred tax assets over the last three fiscal years is presented below:

		Additions
	Balance at Beginning of Period	Charged/ (credited) to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	$’000s
Valuation allowance deferred tax asset
For the year ended September 30, 2013	$876	$—	$2,373	$—	$3,249
For the year ended September 30, 2012	1,031	—	116	271	876
For the year ended September 30, 2011	2,208	—	—	1,177	1,031

The company makes no provision for deferred U.S. income taxes on undistributed foreign earnings and profits because as of September 30, 2013, it remained management’s intention to continue to indefinitely reinvest these amounts in foreign operations. These earnings relate to ongoing operations and, as of September 30, 2013, the approximate amount of undistributed foreign earnings amounted to $409 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

As of September 30, 2013 and 2012, the Company had no unrecognized tax benefits.

With limited exception, the Company and its subsidiaries are no longer subject to U.S. federal, state and local or non-U.S. income tax audits (including Germany) by taxing authorities for tax returns filed with respect to periods prior to fiscal year 2009.

The Company classifies interest and penalties associated with income taxes as interest and other operating expense, respectively. Amounts of interest or penalties have not been material in any period.

11. Accrued Liabilities and Deferred Income

	September 30, 2013	September 30, 2012
	$’000s
Employee benefits (e. g. bonuses, vacation, overtime, holiday payment)	$43,455	$34,678
Product warranty	9,694	8,482
Customer rebates and bonuses	35,323	13,752
Other provisions and liabilities	52,125	40,703
Deferred income	21,744	20,460

	$162,341	$118,075

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Short-Term Debt and Current Portion of Long-Term Debt

The components of short-term debt are as follows:

	September 30, 2013	September 30, 2012
	$’000s
Accrued interest on long-term debt	270	270
Other short-term debt	177	208

	$447	$478

13. Long-Term Debt

	September 30, 2013	September 30, 2012
	$’000s
Bank loans:
New Senior Term Loan (“Facility A” Term Loan, variable rate) repayable in two installments in November 2015 and November 2016	75,270	75,270
Actual interest rate as of September 30, 2013—Tranche A2: 2.88%
Actual interest rate as of September 30, 2012—Tranche A2: 2.88%

	75,270	75,270
Less current portion	270	270

	$75,000	$75,000

The average annual interest rate for the variable rate senior term loans was 2.88% and 2.27% for the fiscal years ended September 30, 2013 and 2012, respectively.

The table below reflects the contractual maturity dates of the various borrowings as of September 30, 2013:

Year ending September 30,
$’000s
2014	$447
2015	—
2016	22,500
2017	52,500
2018	—

$75,447

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The New Senior Facilities Agreement includes: (1) a term loan in an aggregate principal amount of $75 million (the “Facility A Term Loan”) to Sirona or Sirona Dental, as borrower; (2) a 120 million Euro revolving credit facility (“Revolving Facility B”) available to Sirona Dental Systems GmbH and Sirona Dental Services GmbH, as initial borrowers; and (3) a $100 million revolving credit facility (“Revolving Facility C”) available to Sirona or Sirona Dental, as initial borrowers. The Revolving Facility B is available for borrowing in Euro or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There are no cross-border guarantees.

Of the amount borrowed under the Facility A Term Loan, 30% is due on November 16, 2015, and the balance is due on November 16, 2016. The loans under the New Senior Facilities Agreement bear interest of EURIBOR, for Euro-denominated loans, and LIBOR for the other loans, plus an initial margin of 160, 85 and 110 basis points for the Facility A Term Loan, Revolving Facility B and Revolving Facility C, respectively. As of September 30, 2013, the Company had not drawn any available funds under Revolving Facility B or Revolving Facility C.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

14. Deferred Income

On June 30, 2005, Sirona and its largest distributor, Patterson, amended the terms of an existing distribution agreement to extend Patterson’s rights as exclusive distributor of certain Sirona products within the U.S. and Canada from October 1, 2007 through September 30, 2017. As consideration for the extension of its exclusivity rights, Patterson made a one-time payment of $100 million to Sirona in July 2005. Sirona recorded the full amount of the payment as deferred income and started amortizing the amount on a straight-line basis over ten years on October 1, 2007. Sirona accounts for the deferred income related to the Patterson payment as a monetary liability. The deferred income is amortized and recognized as other operating income on a straight line over the term of the contract ($10 million per year). The current portion of deferred income is reported within Accrued liabilities and deferred income in the consolidated balance sheets. Effects of remeasurement of the amount from U.S. Dollar to Euro are reflected currently in the statement of income. Sirona recognized a $1.9 million foreign currency transaction gain in the fiscal year ended September 30, 2013, a $2.6 million foreign currency transaction loss in the fiscal year ended September 30, 2012, and a $0.5 million foreign currency transaction loss in the fiscal year ended September 30, 2011. Sirona recognized $10.0 million of the Patterson deferred income in the consolidated statements of income for the fiscal years ended September 30, 2013, 2012, and 2011.

15. Income per Share

The computation of basic and diluted income per share is as follows:

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
	$’000s (except for share amounts)
Net income attributable to Sirona Dental Systems, Inc. shareholders	$146,745	$133,832	$121,793

Weighted average shares outstanding—basic	54,979,044	55,524,188	55,735,422
Dilutive effect of stock-based compensation	1,234,948	1,231,208	1,557,574

Weighted average shares outstanding—diluted	56,213,992	56,755,396	57,292,996

Net income per share
Basic	$2.67	$2.41	$2.19

Diluted	$2.61	$2.36	$2.13

There were no stock options excluded from the computation of diluted earnings per share for the fiscal years ended September 30, 2013, 2012 and 2011.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies

Operating Lease Commitments

The Company leases certain buildings, vehicles and IT equipment from unrelated third parties. The leases are non-cancellable and have terms of more than one year. Leasing expense for the last three fiscal years was as follows:

Leasing Expense
$’000s
Fiscal year ended September 30, 2013	$16,358
Fiscal year ended September 30, 2012	14,888
Fiscal year ended September 30, 2011	12,783

In July 2005, Sirona entered into a sale and leaseback agreement regarding unused land on the site of the major facility in Bensheim. The land was sold to an unrelated property development company, who constructed an office building on the site based on Sirona’s specifications. Sirona leased the property from the property development company through an 18-year lease. Under the terms of the lease, rent is fixed at Euro 1,202 ($1,623 at the U.S. Dollar/Euro exchange rate of September 30, 2013) per annum until the end of 2013. After 2013, rent is subject to adjustment according to an inflation index. Rental payments started in April 2007 when the building was ready for occupancy. The land remains an asset on Sirona’s balance sheet and the building is accounted for as an operating lease.

Furthermore, the Company rents space in New York, Charlotte (USA), Salzburg (Austria) and other locations.

Future minimum lease payments under non-cancelable operating lease agreements as of September 30, 2013 are as follows:

Year ending September 30,
$’000s
2014	$13,499
2015	11,370
2016	9,098
2017	7,428
2018	5,902
Thereafter	18,186

$65,483

Unconditional Purchase Commitments

As of September 30, 2013, the Company had unconditional purchase commitments of $14,184, mainly for purchases of raw material and components, which are due over a period of from one to three years.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

The Company may be involved in lawsuits, claims, investigations and proceedings, including patent and commercial matters that arise in the ordinary course of business. At September 30, 2013, there are no such matters pending that the Company expects to be material in relation to its business, consolidated financial position, results of operations or cash flows.

17. Product Warranty

The following table provides the changes in the product warranty accrual for the fiscal years ended September 30, 2013 and 2012:

	Year ended September 30, 2013	Year ended September 30, 2012
	$’000s
Balance at beginning of the period	$8,482	$8,735
Accruals for warranties issued during the period	19,118	17,726
Warranty settlements made during the period	(18,277)	(17,651)
Translation adjustment	371	(328)

Balance at end of the period	$9,694	$8,482

18. Interest

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
	$’000s
Interest expense	$(3,975)	$(4,603)	$(5,763)
Interest income	565	836	1,880

	$(3,410)	$(3,767)	$(3,883)

19. Pension Plans

Defined Benefit Plans

In Germany, the Company traditionally had an unfunded defined benefit pension plan whose benefits are based primarily on years of service and wage and salary group. As of January 1, 2001, the Company replaced its unfunded defined benefit pension plan with a new defined contribution plan. All new hires after that date only receive defined contributions to a pension plan based on a percentage of the employee’s eligible compensation. However, due to grandfathering provisions for certain existing employees hired before that date, the Company continues to be obligated to provide pension benefits which are at a minimum equal to benefits that would have been available under the terms of the traditional defined benefit plans (Grandfathered Benefit). The Grandfathered Benefit and contributions to the Company’s pension plan made for those employees after January 1, 2001 are included in the disclosures for defined benefit plans. The Company accounts for the Grandfathered Benefit by recognizing the higher of the defined contribution obligation or the defined benefit obligation for the minimum benefit. As of September 30, 2013 and 2012, contributions made through the defined contribution plan for those employees are adequate to cover the Grandfathered Benefit obligation. Therefore, the Company accounts for that portion of its pension obligation as a fully funded plan with a funded status of zero.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company offers defined contribution benefits under the terms of a Section 401(k) plan to employees in the U.S.

The Company uses an actuarial measurement date of September 30.

Change in the projected benefit obligation and plan assets for all of the Company’s defined benefit plans is as follows:

	Year ended September 30, 2013	Year ended September 30, 2012
	$’000s
Projected benefit obligation at beginning of period	$74,712	$62,255
Service cost	1,426	1,069
Interest cost	2,127	2,483
Actuarial (gain)/loss	1,149	13,535
Investment earnings	222	409
Benefits paid	(2,568)	(2,303)
Currency translation	3,404	(2,736)

Projected benefit obligation at end of period	80,472	74,712
Fair value of plan assets at beginning of period	13,083	12,578
Actual return on plan assets	222	409
Employer’s contribution	1,223	857
Benefits paid	(648)	(218)
Currency Translation	607	(543)

Fair value of plan assets at end of period	14,487	13,083

Funded status	$(65,985)	$(61,629)

Components of net periodic benefit costs are as follows:

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
	$’000s
Service cost, net	$203	$212	$578
Interest cost	2,127	2,483	2,510
Amortization of actuarial gains	128	(310)	(164)

Net periodic benefit cost	$2,458	$2,385	$2,924

The accumulated benefit obligation as of September 30, 2013 and 2012 was $64,978 and $60,614, respectively.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

To the extent the defined benefit obligation is recognized for the Grandfathered Benefit, the long-term estimated rate of return on plan assets is 3.56% (2012: 4.16%) per annum. This rate was based on an appropriate long-term rate for the plan assets held.

The benefits expected to be paid in cash of the following five years, and in aggregate for the fiscal years thereafter, are as follows:

Year ending September 30,
$’000s
2014	$3,835
2015	2,886
2016	3,131
2017	2,887
2018	3,231
5 Years thereafter	17,092

$33,062

The contributions expected to be made in each of the following five years and in aggregate thereafter are as follows:

Year ending September 30,
$’000s
2014	$1,277
2015	1,281
2016	1,260
2017	1,240
2018	1,221
5 Years thereafter	11,835

$18,114

Weighted-average assumptions used to determine benefit obligations (current-year rate) and net periodic benefit costs (prior-year rate) are as follows:

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
Discount rate	3.40%	3.50%	5.25%

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

Defined Contribution Plans

The Company made contributions to the U.S. plans of $801 and $688 for the fiscal years ended September 30, 2013 and 2012, respectively. The Company is obligated to match employee contributions as defined in the plans.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contributions were also made to foreign plans of $931 and $747 for the fiscal years ended September 30, 2013 and 2012, respectively.

20. Net Other Operating Income

The components of net other operating income are as follows:

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
	$’000s
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$10,000	$10,000	$10,000
Gain/(Loss) from patent infringement settlement	4,414	—	—

	$14,414	$10,000	$10,000

The gain from a patent infringement settlement for the fiscal year ended September 30, 2013, represents amounts received related to prior years.

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

Foreign Currency Exposure

Although the U.S. Dollar is Sirona’s reporting currency, it conducts its business in many currencies, and its functional currencies vary depending on the country of operation, which exposes the Company to market risk associated with foreign currency exchange rate movements. The Company’s policy generally is to hedge major foreign currency transaction exposure through foreign exchange forward contracts.

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

Foreign Currency

The Euro is the functional currency for many of Sirona’s subsidiaries, including its primary sales and manufacturing operations in Germany. During the periods under review, exchange rates fluctuated significantly, thereby impacting Sirona’s financial results. In order to hedge portions of the transactional exposure to fluctuations in exchange rates, based on forecasted and firmly committed cash flows, Sirona enters into foreign currency forward (different from functional currency) contracts (currently: USD, AUD, and JPY). These forward foreign currency contracts are intended to reduce short-term effects of changes in exchange rates. The Company enters into forward contracts that are considered to be economic hedges but which are not considered hedging instruments under ASC 815. As of September 30, 2013 and 2012, these contracts had notional amounts totaling $ 38.1 million and $ 34.3, respectively. These agreements are relatively short-term (generally six months).

The fair value carrying amount of the Company’s derivative instruments at September 30, 2013 is described in Note 22 Fair Value Measurements.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the impact of gains and losses from the fair value changes of the Company’s derivative instruments reported in our consolidated statement of income for the fiscal years ended September 30, 2013 and 2012:

Derivatives Designated as Cash Flow Hedging

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
	Amount of (Gain)/Loss Recognized in Accumulated Other Comprehensive Income	Amount of (Gain)/ Loss Recognized in Accumulated Other Comprehensive Income	Amount of (Gain)/Loss Recognized in Accumulated Other Comprehensive Income
	$’000s
Interest rate swap contracts	$(970)	$2,096	$—

		Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
	Location of (Gain)/Loss Recognized in Income on Derivative	Ineffective portion Recognized in Income	Ineffective portion Recognized in Income	Ineffective portion Recognized in Income
		$’000s
Interest rate swap contracts	(Gain)/loss on derivative instruments, net	$—	$2	$—

Derivatives Not Designated as Hedging

		Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
		$’000s
Foreign exchange contracts	(Gain)/loss on derivative instruments, net	(421)	(1,963)	3,302

Total		$(421)	$(1,963)	$3,302

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22. Fair Value Measurements

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and 2012:

	September 30, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$31,317	$—	$—	$31,317
Derivative Assets	—	917	—	917
Liabilities
Derivative Liabilities	$—	$(59)	$—	$(59)
Business Acquisition-related liabilities	—	—	(13,407)	(13,407)

Total	$31,317	$858	$(13,407)	$18,768

	September 30, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$’000s
Assets
Cash Equivalents (money market funds)	$84,216	$—	$—	$84,216
Derivative Assets	—	730	—	730
Liabilities
Derivative Liabilities	$—	$(356)	$—	$(356)
Business Acquisition-related liabilities	—	—	(7,864)	(7,864)

Total	$84,216	$374	$(7,864)	$76,726

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the business acquisition-related liabilities as of September 30, 2013 was $13.4 million. The change in fair value was primarily due to the acquisition of a technology company in the first quarter of 2013 of $5.6 million, with the remaining net change in fair value of $(0.1) million recorded in other (income)/expense in the income statement for the fiscal year ended September 30, 2013.

In the Company’s September 30, 2013, Consolidated Balance Sheet derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Results

The following tables reflect the results of the Company’s reportable segments under the Company’s management reporting system. The segment performance measure used to monitor segment performance is gross profit (“Segment Performance Measure”) excluding the impact of the MDP Transaction and the Exchange. This measure is considered by management to better reflect the performance of each segment as it eliminates the need to allocate centrally incurred costs and significant purchase accounting impacts that the Company does not believe are representative of the performance of the segments. Furthermore, the Company monitors performance geographically by region. As the Company manages its business on both a product and a geographical basis, U.S. GAAP requires segmental disclosure based on product information.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011

	$’000s
Revenue External

Dental CAD/CAM Systems	$409,328	$334,539	$306,743
Imaging Systems	378,042	343,528	319,774
Treatment Centers	210,666	197,144	183,879
Instruments	103,455	102,471	102,275

Total	1,101,491	977,682	912,671

Electronic center and corporate	—	1,669	1,195

Total	$1,101,491	$979,351	$913,866

Revenue Internal

Imaging Systems	—	20	17
Treatment Centers	6	6	21
Instruments	12,822	11,832	11,218
Intercompany elimination	(12,828)	(11,858)	(11,256)

	—	—	—

Electronic center and corporate	—	22,452	24,917
Intercompany elimination	—	(22,452)	(24,917)

	—	—	—

Revenue Total

Dental CAD/CAM Systems	$409,328	$334,539	$306,743
Imaging Systems	378,042	343,548	319,791
Treatment Centers	210,672	197,150	183,900
Instruments	116,277	114,303	113,493

Total	1,114,319	989,540	923,927

Electronic center and corporate	—	24,121	26,111

Total	$1,114,319	$1,013,661	$950,038

Segment performance measure

Dental CAD/CAM Systems	$276,672	$233,829	$214,133
Imaging Systems	221,907	199,526	187,375
Treatment Centers	81,369	79,625	73,179
Instruments	43,212	46,966	49,599

Total	623,160	559,946	524,286

Electronic center and corporate	5,956	7,804	9,836

Total	$629,116	$567,750	$534,122

Depreciation expense

Dental CAD/CAM Systems	$13,533	$10,260	$8,131
Imaging Systems	6,576	6,010	6,191
Treatment Centers	7,379	7,596	7,180
Instruments	4,966	3,923	3,479

Total	32,454	27,789	24,981

Electronic center and corporate	2,539	2,011	1,251

Total	$34,993	$29,800	$26,232

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of the Results of the Segment Performance Measure to the Consolidated Statements of Operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the fiscal year ended September 30, 2013, 2012 and 2011 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011

	$’000s
Revenue

Total segments (external)	$1,101,491	$977,682	$912,671
Electronic center and corporate	—	1,669	1,195

Consolidated revenue	1,101,491	979,351	913,866
Depreciation and amortization
Total segments	32,454	27,789	24,981
Differences management reporting vs. US GAAP, electronic center and corporate	43,141	49,960	56,192

Consolidated depreciation and amortization	75,595	77,749	81,173

Segment performance measure
Total segments	623,160	559,946	524,286
Differences management reporting vs. US GAAP, electronic center and corporate	(31,805)	(35,995)	(40,634)

Consolidated gross profit	591,355	523,951	483,652

Selling, general and administrative expense	332,849	295,659	277,081
Research and development	59,575	52,622	55,530
Provision for doubtful accounts and notes receivable	613	(75)	96
Net other operating income	(14,414)	(10,000)	(10,000)
(Gain)/loss on foreign currency transactions, net	12,355	5,873	(5,668)
(Gain)/loss on derivative instruments	(421)	(1,961)	3,302
Interest expense, net	3,410	3,767	3,883
Other (income)/expense	(183)	(257)	(101)

Income before taxes	$197,571	$178,323	$159,529

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

The following information is presented in accordance with U.S. GAAP:

	September 30, 2013	September 30, 2012
	$’000s
Total assets
Dental CAD/CAM Systems	$834,441	$657,595
Imaging Systems	469,373	448,360
Treatment Centers	278,147	254,071
Instruments	156,458	134,508

Total	$1,738,419	$1,494,534

Goodwill
Dental CAD/CAM Systems	$315,880	$296,605
Imaging Systems	201,626	176,702
Treatment Centers	94,092	94,662
Instruments	60,488	63,108

Total	$672,086	$631,077

	Germany	United States	Rest of World	Total
	$’000s
Net Sales*
October 1, 2012 to September 30, 2013	$198,630	$336,689	$566,172	$1,101,491
October 1, 2011 to September 30, 2012	159,327	284,932	535,092	979,351
October 1, 2010 to September 30, 2011	189,005	255,874	468,987	913,866

Long-lived assets**
September 30, 2013	$159,766	$6,459	$22,132	$188,357
September 30, 2012	130,314	5,434	16,985	152,733

*	Sales are allocated to the country in which the customer is located.
**	Long-lived assets exclude all intangible assets and deferred tax assets.

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Revenue

A substantial portion of our revenue comes from two distributors accounting for more than 10% of revenues. Patterson Dental accounted for 33%, 29%, and 27% of our total revenues for the fiscal years ending September 30, 2013, 2012, and 2011, respectively. Henry Schein accounted for 14%, 15%, and 17% of our total revenues for the fiscal years ending September 30, 2013, 2012, and 2011, respectively. Together, these two customers represented 47%, 44%, and 44% of our total revenues for the fiscal years ending September 30, 2013, 2012, and 2011, respectively. The accounts receivable from these two customers totaled $73,468, $55,015, and $26,848 for the fiscal as of September 30, 2013, 2012, and 2011, respectively. These revenues were earned across all segments, with a significant portion of revenues with Patterson being earned in the CAD/CAM segment. No other customer accounted for more than 10% of revenues.

24. Related Parties

Sirona Holdings S.C.A. Luxembourg (“Luxco”)

As announced on August 4, 2011, certain existing shareholders in Luxco, a former significant shareholder of Sirona, made cash payments to the chief executive officer and chief financial officer of the Company at that time in connection with their Luxco participation. These payments totaling $6.625 million were made in the fourth quarter of fiscal year 2011, and the Company was required to record a compensation charge as a result. The Company did not use its own funds to make such payments or incur any obligation to refund the amount to those payers.

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

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25. Unaudited Quarterly Information

The following is a summary of the Company’s unaudited quarterly operating results for the fiscal years ended September 30, 2013 and 2012:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012

	$’000s (except per share amounts)
Revenue	$278,604	$283,157	$267,326	$272,404
Cost of Sales	135,313	131,670	122,620	120,533

Gross profit	143,291	151,487	144,706	151,871

Operating expenses/(income):
Selling, general and administrative expense	83,372	79,702	83,992	85,783
Research and development	14,649	15,729	15,102	14,095
Provision for doubtful accounts and notes receivable	(152)	148	547	70
Net other operating income	(2,500)	(2,500)	(2,500)	(6,914)

Operating income	47,922	58,408	47,565	58,837
(Gain)/loss on foreign currency transactions, net	1,848	4,510	1,417	4,580
(Gain)/loss on derivative instruments	(738)	(901)	2,564	(1,346)
Interest expense, net	822	788	830	970
Other (income)/expense	(1,227)	362	342	340

Income before taxes	47,217	53,649	42,412	54,293
Income tax provision	10,741	12,876	10,179	15,226

Net income	36,476	40,773	32,233	39,067
Less: Net income attributable to noncontrolling interests	241	223	575	765

Net income attributable to Sirona Dental Systems, Inc.	$36,235	$40,550	$31,658	$38,302

Income per share (attributable to Sirona Dental Systems, Inc. shareholders):
Net income per share—basic	$0.66	$0.74	$0.58	$0.70
Net income per share—diluted	$0.65	$0.72	$0.56	$0.68
Weighted average shares—basic	54,980,287	55,002,236	54,928,332	55,004,471
Weighted average shares—diluted	56,090,777	56,220,901	56,202,296	56,327,927

SIRONA DENTAL SYSTEMS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011

	$’000s (except per share amounts)
Revenue	$247,364	$242,007	$231,864	$258,116
Cost of Sales	115,285	113,567	107,215	119,333

Gross profit	132,079	128,440	124,649	138,783

Operating expenses/(income):
Selling, general and administrative expense	76,912	72,434	72,667	73,646
Research and development	12,606	13,092	13,638	13,286
Provision for doubtful accounts and notes receivable	(338)	(504)	728	39
Net other operating income	(2,500)	(2,500)	(2,500)	(2,500)

Operating income	45,399	45,918	40,116	54,312
(Gain)/loss on foreign currency transactions, net	(382)	2,675	1,350	2,230
(Gain)/loss on derivative instruments	(2,147)	2,686	(2,936)	436
Interest expense, net	984	866	1,014	903
Other (income)/expense	(529)	(218)	228	262

Income before taxes	47,473	39,909	40,460	50,481
Income tax provision	12,622	9,180	9,305	11,611

Net income	34,851	30,729	31,155	38,870
Less: Net income attributable to noncontrolling interests	115	431	634	593

Net income attributable to Sirona Dental Systems, Inc.	$34,736	$30,298	$30,521	$38,277

Income per share (attributable to Sirona Dental Systems, Inc. shareholders):
Net income per share—basic	$0.63	$0.55	$0.55	$0.69
Net income per share—diluted	$0.62	$0.53	$0.54	$0.67
Weighted average shares—basic	55,128,904	55,507,312	55,683,043	55,783,648
Weighted average shares—diluted	56,388,273	56,717,943	56,916,390	57,121,505