Form 10-Q
period 2013-12-31
SIRONA DENTAL SYSTEMS, INC.
filed 2014-02-07
CIK 1014507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

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

As of January 31, 2014, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,283,779.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

ii

PART I	FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Financial
	Statement	December 31,	September 30,
	Notes	2013	2013
		(unaudited)
		$'000s (except per share amounts)
ASSETS
Current assets
Cash and cash equivalents		$210,920	$241,745
Restricted cash		674	681
Accounts receivable, net of allowance for doubtful accounts of $1,526 and $1,588, respectively		161,577	145,212
Inventories, net	6	120,710	109,175
Deferred tax assets	10	30,115	31,370
Prepaid expenses and other current assets		34,567	32,556
Income tax receivable	10	1,535	2,345
Total current assets		560,098	563,084

Property, plant and equipment, net of accumulated depreciation and amortization of $168,270 and $156,730, respectively		219,709	182,737
Goodwill	7	683,074	672,086
Intangible assets, net of accumulated amortization of $520,407 and $503,130, respectively	7	296,552	301,718
Other non-current assets		4,573	5,620
Deferred tax assets	10	16,422	13,174
Total assets		$1,780,428	$1,738,419

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable		$59,486	$73,235
Short-term debt and current portion of long-term debt	8	480	447
Income taxes payable	10	9,151	9,319
Deferred tax liabilities	10	1,353	745
Accrued liabilities and deferred income		154,078	162,341
Total current liabilities		224,548	246,087

Long-term debt	9	75,000	75,000
Deferred tax liabilities	10	131,103	131,455
Other non-current liabilities		26,016	27,447
Pension related provisions	13	67,354	65,985
Deferred income		31,704	34,401
Total liabilities		555,725	580,375
Shareholders' equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		—	—
Common stock ($0.01 par value; 95,000,000 shares authorized;
57,447,203 shares issued and 55,224,468 shares outstanding at Dec. 31, 2013; 57,213,615 shares issued and 54,999,436 shares outstanding at Sept. 30, 2013		574	572
Additional paid-in capital		729,733	723,288
Treasury stock (at cost)
2,222,735 shares held at cost at Dec. 31, 2013; 2,214,179 shares held at cost at Sept. 30, 2013		(112,548)	(111,955)
Excess of purchase price over predecessor basis		(49,103)	(49,103)
Retained earnings		628,387	584,216
Accumulated other comprehensive income/(loss)	5	24,540	8,607
Total Sirona Dental Systems, Inc. shareholders' equity		1,221,583	1,155,625
Noncontrolling interests		3,120	2,419
Total shareholders' equity		1,224,703	1,158,044
Total liabilities and shareholders' equity		$1,780,428	$1,738,419

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Financial	Three months ended
	Statement	December 31,
	Notes	2013	2012
		$'000s (except per share amounts)

Revenue		$298,726	$272,404
Cost of sales		135,995	120,533
Gross profit		162,731	151,871

Selling, general and administrative expense		88,057	85,853
Research and development		15,118	14,095
Net other operating income		(2,500)	(6,914)
Operating income		62,056	58,837
(Gain)/loss on foreign currency transactions, net		2,604	4,580
(Gain)/loss on derivative instruments	15	(567)	(1,346)
Interest expense, net		782	970
Other expense/(income)		464	340
Income before taxes		58,773	54,293
Income tax provision	10	13,812	15,226
Net income		44,961	39,067
Less: Net income attributable to noncontrolling interests		790	765
Net income attributable to Sirona Dental Systems, Inc.		$44,171	$38,302
Income per share (attributable to Sirona Dental Systems, Inc. common shareholders):	11
- Basic		$0.80	$0.70
- Diluted		$0.79	$0.68
Weighted average shares - basic		55,054,040	55,004,471
Weighted average shares - diluted		56,130,008	56,327,927

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Financial	Three months ended
	Statement	December 31,
	Notes	2013	2012
		$'000s
Net income		$44,961	$39,067
Other comprehensive income/(loss), net of tax:	5
Cumulative translation adjustment		15,868	16,313
Net gain/(loss) on derivative financial instruments (hedging)		33	109
Unrecognized elements of pension cost, net of tax		90	89
Total other comprehensive income/(loss)		15,991	16,511

Total comprehensive income/(loss)		60,952	55,578

Less: Comprehensive income/(loss) attributable to noncontrolling interests		848	811
Comprehensive income/(loss) attributable to Sirona Dental Systems, Inc. shareholders		$60,104	$54,767

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Sirona Dental Systems, Inc. Shareholders
	Common share capital	Number of common shares issued and outstanding	Additional paid-in capital	Treasury Stock	Excess of purchase price over predecessor basis	Retained earnings	Accumulated other comprehensive income/(loss)	Total Sirona Dental Systems, Inc. Shareholders	Non- controlling Interests	Total
	$'000s (except for amount of common shares issued)

Balances as of September 30, 2012	$566	55,051,673	$699,279	$(69,058)	(49,103)	$437,471	$(29,797)	$989,358	$3,017	$992,375

Issuance of common stock upon exercise of options	1	178,581	2,790					2,791		2,791
Purchase of treasury stock (at cost)		(283,380)		(17,172)				(17,172)		(17,172)
Stock compensation			6,097					6,097		6,097
Tax effect of stock options exercised and net effect of vesting of RSUs/PSUs			(1,421)					(1,421)		(1,421)
Dividend distribution to noncontrolling interest								—	(434)	(434)
Comprehensive income	—	—	—	—	—	38,302	16,465	54,767	811	55,578
Balances as of December 31, 2012	$567	54,946,874	$706,745	$(86,230)	$(49,103)	$475,773	$(13,332)	$1,034,420	$3,394	$1,037,814

Balances as of September 30, 2013	$572	54,999,436	$723,288	$(111,955)	(49,103)	$584,216	$8,607	$1,155,625	$2,419	$1,158,044

Issuance of common stock upon exercise of options and net effect of vesting of RSUs/PSUs	2	233,588	2,348					2,350		2,350
Purchase of treasury stock (at cost)		(8,556)	—	(593)				(593)		(593)
Stock compensation			3,361					3,361		3,361
Tax effect of stock options exercised and net effect of vesting of RSUs/PSUs			736					736		736
Dividend distribution to noncontrolling interest			—					—	(147)	(147)
Comprehensive income	—	—	—	—	—	44,171	15,933	60,104	848	60,952
Balances as of December 31, 2013	$574	55,224,468	$729,733	$(112,548)	$(49,103)	$628,387	$24,540	$1,221,583	$3,120	$1,224,703

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	December 31,
	2013	2012
	$'000s

Cash flows from operating activities
Net income	$44,961	$39,067

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,010	17,912
(Gain)/loss on disposal of property, plant and equipment	—	(30)
(Gain)/loss on derivative instruments	(567)	(1,346)
(Gain)/loss on foreign currency transactions	2,604	4,580
Deferred income taxes	(3,979)	8,815
Amortization of debt issuance cost	101	138
Share-based compensation expense	3,361	6,097

Changes in assets and liabilities
Accounts receivable	(15,588)	(12,753)
Inventories	(11,354)	(10,589)
Prepaid expenses and other current assets	(1,750)	(6,054)
Restricted cash	(15)	—
Other non-current assets	781	(81)
Trade accounts payable	(14,848)	9,078
Accrued liabilities and deferred income	(10,206)	(26,909)
Other non-current liabilities	(1,768)	1,873
Income taxes receivable	835	(41)
Income taxes payable	(293)	3,932
Net cash provided by / (used in) operating activities	11,285	33,689

Cash flows from investing activities
Investment in property, plant and equipment	(43,123)	(10,347)
Proceeds from sale of property, plant and equipment	308	83
Purchase of intangible assets	(220)	(12)
Acquisition of business, net of cash acquired	—	(35,019)
Net cash provided by / (used in) investing activities	$(43,035)	$(45,295)

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	December 31,
	2013	2012
	$'000s

Cash flows from financing activities
Repayments of short-term and long-term debt	$—	$(98)
Purchase of treasury stock	(593)	(17,172)
Dividend distributions to noncontrolling interest	(147)	(434)
Common shares issued under share based compensation plans	2,351	2,791
Tax effect of common shares issued under share based compensation plans	(1,485)	(1,910)
Net cash provided by / (used in) financing activities	126	(16,823)

Change in cash and cash equivalents	(31,624)	(28,429)
Effect of exchange rate change on cash and cash equivalents	799	1,511
Cash and cash equivalents at beginning of period	241,745	151,088
Cash and cash equivalents at end of period	$210,920	$124,170

Supplemental information
Interest paid	$582	$684
Interest capitalized	74	29
Income taxes paid	14,990	14,379
Acquisition of business
Current assets	$—	$5,185
Non-current assets	—	61,237
Current liabilities	—	(7,835)
Non-current liabilities	—	(11,951)
	—	46,636
Cash paid	—	(36,673)
Settlement of balances	—	(4,544)
Fair value of liabilities incurred	$—	$5,419

The accompanying notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.   General

The Company and its Operations

Sirona Dental Systems, Inc. (“Sirona,” the “Company,” “we,” “us,” and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries) is the leading global manufacturer of high-quality, technologically-advanced dental equipment, and is focused on developing, manufacturing, and marketing innovative systems and solutions for dentists around the world. We offer a broad range of products across all major segments of the dental technology market including CEREC and our other CAD/CAM systems, digital intra oral and 2D and 3D panoramic imaging systems, treatment centers, and instruments. The Company acquired Schick Technologies, Inc. (“Schick”) in 2006, in a transaction accounted for as a reverse acquisition (the “Exchange”), further expanding our global presence and product offerings and strengthening our research and development capabilities. Sirona has served equipment dealers and dentists worldwide for more than 130 years. The Company’s headquarters is located in Long Island City, New York with its primary facility located in Bensheim, Germany, as well as other support, manufacturing, assembling, and sales and service facilities located around the globe.

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the reporting date and the reported amounts of revenues and expenses for the interim period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information not misleading. The year-end consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

In the opinion of management, all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of December 31, 2013, and the results of operations and cash flows for the three months ended December 31, 2013 and 2012, respectively, as applicable to interim periods have been made. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

Equity Incentive Plan

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, restricted stock shares, RSU’s, and PSU’s. The 2006 Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of December 31, 2013, 389,448 shares were available for future grant under the 2006 Plan.

Restricted and Performance-Based Stock Units

In the three months ended December 31, 2013, the Company granted 148,968 RSU’s and 43,466 PSU’s with an average value of $67.44, representing the average of closing prices of the Company’s common stock at grant dates.

RSU’s and PSU’s generally vest in annual tranches over a period of three to four years. The PSU’s were granted to certain Company executives and vest three years from the date of the grant provided the Company achieves performance targets specified in the grant. RSU’s and PSU’s do not have voting rights or rights to dividends prior to vesting. The value of each RSU and PSU grant is determined by the closing price at the date of grant. Share-based compensation expense for the entire award is recognized straight-line over the service period of the last separately vesting tranche of the award.

Stock Options

In the three months ended December 31, 2013, the Company granted 224,565 stock options with a weighted average exercise price of $67.77 and weighted average fair value of $21.28 at the grant date. Grants generally vest over four years. All grants expire ten years after the date of the grant.

The fair value of options granted under the 2006 Plan were estimated using the Black-Scholes option pricing model using assumptions in the following table. The exercise price is equal to the fair market value of Sirona’s stock at the grant date. Expected volatility is based on the Company’s historical stock price volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the day of grant and has a term equal to the expected life of the option. The expected life represents the period of time the options are expected to be outstanding based on anticipated grantee behavior. The expected dividend yield is based on the Company’s history of not paying regular dividends in the past and the Company’s current intention not to pay dividends in the foreseeable future.

	Three months ended	Year ended
	December 31, 2013	September 30, 2013

Expected Volatility	33.27%	38.23%
Risk-free rate	1.35%	0.70%
Expected term	5 years	5 years
Expected dividends	—	—

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Compensation Costs

The following table summarizes compensation expense charged to income for stock-based compensation and additional information for the three months ended December 31, 2013:

	Three months ended December 31,
	2013	2012
	$'000s
Compensation Expense (1), (2)	$3,361	$6,097

(1)	For the first quarter of fiscal year 2014, this included a compensation charge of $727 for share-based awards in connection with the CFO Transition.
(2)	For the first quarter of fiscal year 2013, this includes a compensation charge of $3,764 for the modification of share based awards in connection with the Transition Agreement for the former CEO and Chairman.

Three months ended
December 31, 2013
$'000s (except where noted)
Additional Information
Tax Information
Income tax benefit recognized for share-based compensation	$(1,130)
Tax benefit realized from share-based compensation	$(4,515)
Future Costs
Total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards	$34,100
Weighted-average period expected for recognition of cost (in years)	3.0

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted and Performance-Based Stock Unit Activity

The following is a summary of Sirona’s RSU and PSU activity for the three months ended December 31, 2013:

	Three months ended December 31, 2013
	Restricted stock units		Performance-based stock units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant

Outstanding at beginning of period	570,928	$46.37	13,000	$36.78
Granted	148,968	67.67	43,466	66.63
Vested	(95,181)	36.90	(13,000)	36.78
Outstanding at end of period	624,715	$52.89	43,466	$66.63

Stock Option Activity

The following is a summary of Sirona’s stock option activity for the three months ended December 31, 2013:

	Three months ended
	December 31, 2013
		Weighted
	Number of options	average exercise price

Outstanding at beginning of period	1,778,102	$21.93
Granted	224,565	67.77
Exercised	(154,722)	12.69
Outstanding at end of period	1,847,945	$28.28
thereof vested and exercisable	1,367,379

		$'000s
Intrinsic value of options exercised		$8,760
Total fair value of options vested		$853
Aggregate intrinsic value of exercisable stock options		$72,375
Weighted average remaining contractual life (in years)		3.1

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.   Accumulated Other Comprehensive Income/(Loss)

	For the three months ended December 31,
	2013
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain/(loss) from hedging instruments	Total
	$'000s
Balance at beginning of period	$2,863	$6,420	$(676)	$8,607
Current increase / (decrease)	15,868	125	55	16,048
Income tax (expense) / benefit	—	(35)	(22)	(57)
Balance at end of period	18,731	6,510	(643)	24,598
Less: Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax	58	—	—	58
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$18,673	$6,510	$(643)	$24,540

	For the three months ended December 31,
	2012
	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain/(loss) from hedging instruments	Total
	$'000s
Balance at beginning of period	$(34,017)	$5,478	$(1,258)	$(29,797)
Current increase / (decrease)	16,313	122	182	16,617
Income tax (expense) / benefit	—	(33)	(73)	(106)
Balance at end of period	(17,704)	$5,567	(1,149)	(13,286)
Less: Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax	46	—	—	46
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(17,750)	$5,567	$(1,149)	$(13,332)

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.   Inventories, net

	December 31,	September 30,
	2013	2013
	$'000s
Finished goods	$86,552	$72,621
Work in progress	12,735	14,377
Raw materials	39,063	37,501
	138,350	124,499
Inventory reserve	(17,640)	(15,324)

	$120,710	$109,175

5.   Intangible Assets and Goodwill

		Accumulated
	Gross	amortization	Net
	$'000s
As of December 31, 2013
Patents & Licenses	$155,229	$104,166	$51,063
Trademarks	132,842	895	131,947
Technologies and dealer relationships	497,747	415,346	82,401
In-process research & development (IPR&D)	31,141	—	31,141
	816,959	520,407	296,552

Goodwill	683,074	—	683,074

Total intangible assets	$1,500,033	$520,407	$979,626

		Accumulated
	Gross	amortization	Net
	$'000s
As of September 30, 2013
Patents & Licenses	$152,238	$99,112	$53,126
Trademarks	130,760	864	129,896
Technologies and dealer relationships	491,313	403,154	88,159
In-process research & development (IPR&D)	30,537	—	30,537
	804,848	503,130	301,718

Goodwill	672,086	—	672,086

Total intangible assets	$1,476,934	$503,130	$973,804

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The change in the value of goodwill from September 30, 2013 to December 31, 2013, is mainly attributable to (i) foreign currency fluctuations, with an impact of $10,900, and (ii) a reduction in goodwill by $(41) as a result of tax benefits received subsequent to the Exchange for options that were vested and included in the determination of purchase price at the time of that acquisition.

Aside from normal amortization for the current fiscal year, the change in the value of intangible assets, excluding goodwill and the acquired IPR&D, from September 30, 2013 to December 31, 2013, is mainly attributable to foreign currency fluctuations, with an impact of $3,695.

The total carrying value of IPR&D of $ 31.1 million as of December 31, 2013, represented a single project. The remaining estimated cost to complete the project was $3.3 million. The project is 60% through the development phase; the remaining steps prior to product release are further development, prototype finalization and testing, integration and field testing, and regulatory approvals. The percentage of completion for the full project is 45%, and we anticipate project completion in the second half of 2015.

6.   Short-Term Debt and Current Portion of Long-Term Debt

The components of short-term debt are as follows:

	December 31,	September 30,
	2013	2013
	$'000s
Accrued interest on long-term debt	$258	$270
Other short-term debt	222	177
	$480	$447

7.   Long-Term Debt

The components of long-term debt are as follows:

	December 31,	September 30,
	2013	2013
	$'000s
New Senior Term Loan ("Facility A" Term Loan, variable rate) repayable in two installments in November 2015 and November 2016	$75,258	$75,270
Actual interest rate as of December 31, 2013: 2.8775%
	75,258	75,270
Less current portion	258	270
	$75,000	$75,000

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Senior Term Loans

New Senior Facilities Agreement

On November 14, 2011, the Company entered into a new senior facilities agreement (the “New Senior Facilities Agreement”) with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors. As of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. Initial borrowings under the New Senior Facilities Agreement were used to retire the outstanding borrowings under the Company's previous credit facilities.

The New Senior Facilities Agreement includes: (1)  a term loan in an aggregate principal amount of $75 million (the "Facility A Term Loan") available to Sirona or Sirona Dental, as borrower; (2)  a 120 million Euro revolving credit facility (“Revolving Facility B”) available to Sirona Dental Systems GmbH and Sirona Dental Services GmbH, as initial borrowers; and (3)  a $100 million revolving credit facility (“Revolving Facility C”) available to Sirona or Sirona Dental, as initial borrowers. The Revolving Facility B is available for borrowing in Euro or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There are no cross-border guarantees.

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

The New Senior Facilities Agreement contains restrictive covenants that limit Sirona's ability to make loans, to incur additional indebtedness, and to make disposals, subject to agreed-upon exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of consolidated total net debt to consolidated adjusted EBITDA. If the Company breaches these covenants, the loans will become repayable on demand.

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.   Income Taxes

For the first three months of fiscal year 2014, an estimated effective tax rate of 23.5% has been applied. The income tax provision for the first three months ended December 31, 2013, was $13.8 million. For the first three months of fiscal year 2013, a 24.0% estimated effective tax rate was applied. Additionally, a tax expense was recorded for $2.2 million from a non-cash remeasurement of deferred tax assets and liabilities resulting from a local trade tax rate increase at our principal German operations, which was enacted and was effective in the first quarter of fiscal year 2013. Excluding this amount, the actual effective tax rate for fiscal year 2013 was 23.7%.

The Company's effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes to statutory tax rates in the jurisdictions where the Company has operations, changes in the mix of earnings amongst jurisdictions with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns, tax planning initiatives, tax characteristics of income, as well as the timing and deductibility of expenses for tax purposes. The Company's effective tax rate differs from the U.S. federal statutory rate of 35% primarily as a result of lower statutory tax rates on foreign earnings at the Company’s operations outside of the United States. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company's effective tax rate.

With limited exception, the Company and its subsidiaries are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by taxing authorities for tax returns filed with respect to periods prior to fiscal year 2009.

The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of December 31, 2013, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. In making this determination, the Company also evaluates its expected cash requirements in the United States. These earnings relate to ongoing operations and, as of December 31, 2013, the approximate amount of undistributed foreign earnings amounted to $433 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.   Income per Share

The computation of basic and diluted income per share is as follows:

	Three months ended December 31,
	2013	2012
	$'000s (except for share amounts)
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$44,171	$38,302
Weighted average shares outstanding - basic	55,054,040	55,004,471
Dilutive effect of stock-based compensation	1,075,968	1,323,456
Weighted average shares outstanding - diluted	56,130,008	56,327,927
Net income per share
Basic	$0.80	$0.70
Diluted	$0.79	$0.68

There were no stock options excluded from the computation of diluted earnings per share for the three months ended December 31, 2013 and December 31, 2012.

10.   Product warranty

The following table provides the changes in the product warranty accrual for the three months ended December 31, 2013 and 2012:

	Three months ended December 31,
	2013	2012
	$'000s
Balance at beginning of the period	$9,694	$8,482
Accruals for warranties issued during the period	5,649	3,828
Warranty settlements made during the period	(5,345)	(4,010)
Translation adjustment	164	152
Balance at end of the period	$10,162	$8,452

11.   Pension Plans

Components of net periodic benefit costs are as follows:

	Three months ended December 31,
	2013	2012
	$'000s
Service cost, net	$53	$50
Interest cost	548	535
Amortization of actuarial (gain)/loss	52	32
Net periodic benefit cost	$653	$617

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.   Net Other Operating Income

The components of net other operating income for the periods under report are as follows:

	Three months ended December 31,
	2013	2012
	$'000s
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2,500	$2,500
Gain from patent infringement settlement	—	4,414
	$2,500	$6,914

The gain from a patent infringement settlement for the three months ended December 31, 2013, represents amounts received related to prior years.

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

Foreign Currency Exposure

Although the U.S. Dollar is Sirona’s reporting currency, it conducts its business in many currencies, and its functional currency varies depending on the country of operation, which exposes the Company to market risk associated with foreign currency exchange rate movements. The Company’s policy generally is to hedge major foreign currency transaction exposure through foreign exchange forward contracts.

Cash Flow Hedges

Interest Rate

The Company uses interest rate swaps to convert a portion of its debt's variable interest rate to a fixed interest rate. Interest rate swaps have been established for 100% of the interest for the Facility A Term Loan under the New Senior Facilities Agreement until November 2016. The interest rate swaps fix the LIBOR element of interest payable on 100% of the principal amount of the Facility A Term Loan for defined three month interest periods over the entire term of the loan. The defined interest rates fixed for each three month interest period range from 1.270% to 1.285%. Settlement of the swaps is required on a quarterly basis. These swaps are designated as hedging instruments under ASC 815. The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes.

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Foreign Currency

The Euro is the functional currency for many of Sirona’s subsidiaries, including its primary sales and manufacturing operations in Germany. During the periods under review, the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results. In order to hedge portions of the transactional exposure to fluctuations in exchange rates, based on forecasted and firmly-committed cash flows, Sirona enters into foreign exchange forward (different from functional currency) contracts (currently: USD, AUD, and JPY). These forward foreign currency contracts are intended to reduce short-term effects of changes in exchange rates. The Company enters into forward contracts that are considered to be economic hedges but which are not considered hedging instruments under ASC 815. As of December 31, 2013, these contracts had notional amounts totaling $43.4 million. These agreements are relatively short-term (generally not exceeding six months).

The fair value carrying amount of the Company's derivative instruments at December 31, 2013 is described in Note 14 Fair Value Measurements.

The following tables summarize the impact of gains and losses from the fair value changes of the Company’s derivative instruments reported in our condensed consolidated statements of income for the three months ended December 31, 2013 and 2012:

Derivatives Designated as Cash Flow Hedging

	For the three months ended December 31,
	2013	2012
	Amount of (Gain)/Loss Recognized in Accumulated Other Comprehensive Income
	$'000s
Interest rate swap contracts	$(55)	$(182)

Derivatives Not Designated as Hedging Instruments

		For the three months ended December 31,
		2013	2012
	Location of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative	Amount of (Gain)/Loss Recognized in Income on Derivative
		$'000s
Foreign exchange contracts	(Gain)/Loss on derivative instruments, net	$(567)	$(1,346)

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

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2013:

	December 31, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$'000s

Assets
Cash Equivalents (money market funds)	$87,911	$—	$—	$87,911
Derivative Assets	—	1,477	—	1,477
Liabilities
Derivative Liabilities	—	(27)	—	(27)
Business Acquisition-related liabilities	—	—	(13,889)	(13,889)

Total	$87,911	$1,450	$(13,889)	$75,472

	September 30, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		Foreign Exchange
	$'000s

Assets
Cash Equivalents (money market funds)	$31,317	$—	$—	$31,317
Derivative Assets	—	917	—	917
Liabilities
Derivative Liabilities	—	(59)	—	(59)
Business Acquisition-related liabilities	—	—	(13,407)	(13,407)

Total	$31,317	$858	$(13,407)	$18,768

SIRONA DENTAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The change in the fair value of the business acquisition-related liabilities was $0.5 million, and a total for all acquisitions of $0.4 million was recorded in other (income)/expense in the income statement for the three months ended December 31, 2013.

In the Company’s December 31, 2013 and September 30, 2013 Condensed Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

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

	Three months ended December 31,
	2013	2012
	$'000s
Revenue External
Dental CAD/CAM Systems	$105,814	$95,595
Imaging Systems	105,839	96,960
Treatment Centers	54,358	53,438
Instruments	32,715	26,411
Total	$298,726	$272,404
Revenue Internal
Treatment Centers	$1	$1
Instruments	3,030	3,163
Intercompany elimination	(3,032)	(3,164)
Total	$—	$—
Revenue Total
Dental CAD/CAM Systems	$105,814	$95,595
Imaging Systems	105,839	96,960
Treatment Centers	54,359	53,439
Instruments	35,745	29,574
Total	$301,757	$275,568
Segment performance measure
Dental CAD/CAM Systems	$73,340	$67,556
Imaging Systems	61,466	58,336
Treatment Centers	21,178	21,181
Instruments	13,504	12,200
Total	169,488	159,273
Corporate	2,052	1,621
Total	$171,540	$160,894
Depreciation and amortization expense
Dental CAD/CAM Systems	$3,817	$3,029
Imaging Systems	1,757	1,446
Treatment Centers	1,496	1,940
Instruments	1,562	1,101
Total	8,632	7,516
Corporate	822	684
Total	$9,454	$8,200

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three months ended December 31, 2013 and 2012 are mainly due to the impact of purchase accounting. Purchase accounting effects are not included in gross profit as the Company does not believe these to be representative of the performance of each segment.

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

	Three months ended December 31,
	2013	2012
	$'000s
Depreciation and amortization
Total segments	$8,632	$7,517
Differences management reporting vs. US GAAP, corporate	10,378	10,395
Consolidated depreciation and amortization	19,010	17,912
Segment performance measure
Total segments	169,488	159,273
Differences management reporting vs. US GAAP, corporate	(6,757)	(7,402)
Consolidated gross profit	162,731	151,871
Selling, general and administrative expense	88,057	85,853
Research and development	15,118	14,095
Net other operating income	(2,500)	(6,914)
(Gain)/loss on foreign currency transaction , net	2,604	4,580
(Gain)/loss on derivative instruments	(567)	(1,346)
Interest expense, net	782	970
Other expense/(income)	464	340
Income before taxes	$58,773	$54,293

Concentration of Revenue

A substantial portion of our revenue comes from two distributors accounting for more than 10% of revenues. Patterson Companies, Inc. (“Patterson”) and Henry Schein, Inc. (“Henry Schein”) accounted for revenues and accounts receivable for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 as shown in the table below. These revenues were earned across all segments, with a significant portion of revenues with Patterson being earned in the CAD/CAM and Imaging segments. No other customer accounted for more than 10% of revenues.

	Three months ended December 31,
	2013	2012
	%
Top Customers
Revenues
Patterson Dental Company, Inc.	34%	34%
Henry Schein, Inc.	13%	13%
Total of customers > 10% revenues	47%	47%

	$'000s
Accounts Receivable
Patterson Dental Company, Inc.	$76,053	$65,357
Henry Schein, Inc.	11,426	7,288
Total Accounts Receivable of customers > 10% revenues	$87,479	$72,645

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this report and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Actual results and the timing of certain events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in “Results of Operations” in this Item and elsewhere in this Report. All amounts in this section are reported in millions of U.S. Dollars ($), except as otherwise disclosed.

This report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans” and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. All forward looking statements speak only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

Overview

Sirona Dental Systems Inc. (“Sirona”, the “Company”, “we”, “us”, and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries and their predecessors, except as otherwise indicated or unless context otherwise requires) is the leading global manufacturer of high-quality, technologically-advanced dental equipment, and is focused on developing, manufacturing, and marketing innovative systems and solutions for dentists around the world. The Company is uniquely positioned to benefit from several trends in the global dental industry, such as technological innovation, increased use of CAD/CAM systems in restorative dentistry, the shift to digital imaging, favorable demographic trends, and growing patient focus on dental health and cosmetic appearance. The Company’s headquarters is in Long Island City, New York, and its largest facility is located in Bensheim, Germany.

Sirona has a long tradition of innovation in the dental industry. The Company introduced the first dental electric drill approximately 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (CAD/CAM) system 28 years ago, and numerous other significant innovations in dentistry. Sirona continues to make significant investments in research and development (“R&D”), and its track record of innovative and profitable new products continues today with numerous product launches including: CAD/CAM for Everyone with CEREC 4.2 software, a further-differentiated milling product line, as well as Apollo DI (launched in March 2013), the Omnicam camera unit and Schick 33 (both launched in August 2012), the Orthophos XG 3D imaging unit (launched in March 2011), Sinius treatment center (launched in March 2011), CEREC 4.0 software (launched in March 2011), the Galileos and CEREC combination (launched in September 2009), the CEREC AC unit (launched in January 2009), the Galileos Compact 3D imaging system (launched in July 2008), the TENEO treatment center (launched in July 2008), and the CAD/CAM milling unit MC XL (launched in fiscal year 2007).

Sirona manages its business on both a product and geographic basis and has four segments: Dental CAD/CAM Systems, Imaging Systems, Treatment Centers, and Instruments. Sirona has the broadest product portfolio in the industry, and is capable of fully outfitting and integrating a dental practice. Products from each category are marketed in all geographical sales regions.

The Company’s business has grown substantially in the past several years, driven by numerous high-tech product introductions, a continued expansion of its global sales and service infrastructure, strong relationships with key distribution partners, namely Patterson and Henry Schein, and an international dealer network. Due to the international nature of the Company’s business, movements in global foreign exchange rates have a significant effect on financial results.

The U.S. market is the largest individual market for Sirona, followed by Germany. Between fiscal years 2004 and 2013, the Company increased U.S. revenues from $88.2 million to $336.7 million, driven by innovative products, particularly in the CAD/CAM and Imaging segments, and the Schick acquisition. Patterson made a payment of $100 million to Sirona in July 2005 in exchange for the exclusive distribution rights for CAD/CAM products in the U.S. and Canada until 2017 (the “Patterson Exclusivity Payment”). The amount received was recorded as deferred income and is being recognized on a straight-line basis commencing at the beginning of the extension of the exclusivity period in fiscal year 2008. In May 2012, the Company and Patterson amended and restated the terms of their business relationship set forth in that Distribution Agreement with respect to distribution of certain products throughout the United States; however, it did not amend or restate the business relationship with respect to distribution in Canada. The amendment and restatement of the Distribution Agreement addressed issues related to pricing, termination and annual minimum purchase quotas, and provided growth targets which, if achieved, extend the companies’ exclusivity period.

In addition to strong U.S. market growth, Sirona has pursued expansion in non-U.S. and non-German markets. Between fiscal years 2004 and 2013, the Company increased revenues in non-U.S. and non-German markets from $190.9 million to $566.2 million. To support this growth, Sirona expanded its local presence and distribution channels by establishing sales and service locations in countries such as Japan, Australia, China, South Korea, Italy, France, Brazil, Russia, Slovakia, Turkey, and South Africa. The expansion helped to increase market share but also contributed to higher SG&A expenses.

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

For the three months ended December 31, 2013, we posted a record quarter, with revenues up 6.3% on a constant currency basis over a strong first quarter in fiscal year 2013, where revenues grew 8.6% constant currency. Revenues were exceptionally strong in the U.S. with an increase of 12.2% and non-German, international markets, where revenues grew 13.4%, or 8.3% on a constant currency basis. In the U.S., we particularly benefited from the ongoing Omnicam trade-up program as well as robust demand for our best-in-class Schick 33 Sensor; while in the non-German international markets, the strong growth was due to increased project business. On a segment basis, we experienced very strong growth in our Instruments segment, up 23.9%, or 18.1% constant currency, where we benefited from a strong project business. In addition, our CAD/CAM and Imaging segments performed well, with year-over-year constant currency revenue growth rates in the first three months of 7.6% and 7.0%, respectively. Gross profit increased by $10.9 million, which was partially offset by a $2.2 million increase in SG&A expenses. The major drivers of the increase in SG&A expenses were the increased sales volume and the continued strategic expansion of our sales and service infrastructure in key growth markets. As a result, operating income increased 5.5%. Operating cash flow decreased 66.5% over the comparative prior-year period, the primary driver of which was the overall higher increase in working capital.

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

Foreign Currency Fluctuations

Although the U.S. Dollar is Sirona’s reporting currency, it conducts its business in many currencies, and its functional currencies vary depending on the country of operation. For the three months ended December 31, 2013, Sirona’s revenues denominated in Euro, U.S. Dollar, and a number of other currencies (most importantly: Japanese Yen, Chinese Yuan Renminbi, Australian Dollar, and Brazilian Real) represented approximately 42%, 36%, and 22%, respectively. Sirona’s operating expenses denominated in Euro, U.S. Dollar, and a number of other currencies represented approximately 66%, 18%, and 16%, respectively. Fluctuations in exchange rates impact Sirona’s financial results. The major influencing factor is the U.S. Dollar/Euro exchange rate. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly. Between October 1, 2012 and December 31, 2013, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $1.2710 to a high of $1.3861.

Certain revenue information above and under “Results of Operations” below is presented on a constant currency basis. This information is a non-GAAP financial measure. Sirona supplementally presents revenue on a constant currency basis because it believes this information facilitates a comparison of its operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Because of the historical predominance of the Euro to its operations, Sirona calculates constant currency revenue growth by comparing current-period revenues to prior-period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. The average exchange rate for the three months ended December 31, 2013, was $1.36115 and varied from $1.34970 to $1.36970 . For the three months ended December 31, 2012, an average exchange rate converting Euro denominated revenues into U.S. Dollars of $1.29708 was applied. Currently, our constant currency calculation does not adjust for fluctuations in any other currency, most importantly the Japanese Yen, Chinese Yuan Renminbi, Australian Dollar, and Brazilian Real.

Although Sirona does not apply hedge accounting, it has entered into foreign exchange forward contracts to help mitigate foreign currency exposure. As of December 31, 2013, these contracts had notional amounts totaling $43.4 million. As these agreements are relatively short-term (generally not exceeding six months) and do not cover all underlying exposures, continued fluctuation in exchange rates could materially affect Sirona’s results of operations.

Loans made to Sirona under the New Senior Facilities Agreement entered into on November 14, 2011, are denominated in the functional currency of the respective borrowers. See “Liquidity and Capital Resources” for a discussion of our New Senior Facilities Agreement. However, intra-group loans and other intra-group monetary assets and liabilities are denominated in the functional currency of only one of the parties to the agreements. Where intra-group loans are of a long-term investment nature, the potential fluctuations in exchange rates are reflected within other comprehensive income, whereas exchange rate fluctuations for short-term intra-group loans and other short-term intra-group transactions are recorded in the consolidated statements of income. These fluctuations may be significant in any period due to changes in exchange rates, especially between the Euro and the U.S. Dollar.

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

The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily as a result of lower statutory tax rates on foreign earnings at the Company’s operations outside of the United States. The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because, as of December 31, 2013, it remained management’s intention to continue to indefinitely reinvest such earnings in operations outside of the United States. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Revenue

Revenue for the three months ended December 31, 2013 was $298.7 million, an increase of $26.3 million, or 9.7%, as compared with the three months ended December 31, 2012. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 6.3%. By segment, Instruments increased 23.9% (up 18.1% on a constant currency basis), CAD/CAM Systems increased 10.7% (up 7.6% on a constant currency basis), Imaging Systems increased 9.2% (up 7.0% on a constant currency basis), and Treatment Centers increased 1.7% (down 3.0% on a constant currency basis).

Instruments segment revenue growth was driven by non-German, international markets and a robust project business. CAD/CAM segment revenues were particularly strong in the U.S. and non-German, European markets, benefiting from the delivery of trade-up units as well as strong new-user demand in this segment. Imaging segment revenues were particularly strong in the U.S., and we continue to benefit from robust demand for our best-in-class Schick 33 Sensor and our Orthophos XG 3D unit. Our Treatment Center segment faced a challenging year-over-year comparison due to strong revenues from the last-edition program for our well-renowned M1+ unit in the prior year.

Revenues in the U.S. for the three months ended December 31, 2013 increased by 12.2% compared to the prior-year period. U.S. revenues continued to benefit from strong demand for our Imaging and CAD/CAM products. Revenue outside the U.S. increased 8.4%. On a constant currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 3.4%. International sales growth was driven by non-German, European markets and strong project business in other international markets, partially offset by the weakening of major currencies in these markets.

Cost of Sales

Cost of sales for the three months ended December 31, 2013 was $136.0 million, an increase of $15.5 million, or 12.8%, as compared with the three months ended December 31, 2012. Gross profit as a percentage of revenue was 54.5% compared to 55.8% in the prior year period. Cost of sales included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $8.8 million for the three months ended December 31, 2012 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $9.0 million for the three months ended December 31, 2012. Excluding these amounts, cost of sales as a percentage of revenue was 42.6% for the three months ended December 31, 2013 compared with 40.9% for the three months ended December 31, 2012, and therefore gross profit as a percentage of revenue was 57.4%, compared to 59.1% in the prior year period. The decrease in the gross profit margin was mainly due to product and regional mix, including the impact of foreign exchange rate fluctuations.

Gross Profit

We use gross profit, excluding the impacts of the MDP Transaction and the Exchange, to monitor segment performance. By segment, gross profit developed in the three months ended December 31, 2013, compared to the three months ended December 31, 2012 as follows: Instruments increased 10.7%, CAD/CAM Systems increased 8.6%, Imaging Systems increased 5.4%, and Treatment Centers was flat. Gross profit for the Instruments segment was above the prior year due to the increase in sales levels. The decrease in gross profit margin was mainly driven by project business and inefficiencies from the ramp-up of expanded manufacturing capacity. The CAD/CAM segment gross profit benefited from the increase in both chair-side and inLab revenues; however, the gross profit margin was below the prior year. The decrease in gross profit margin was mainly driven by product and regional mix, including the impact of foreign exchange rate fluctuations. The Imaging segment gross profit benefited from an increase in sales; however, the segment gross profit margin was below the prior year mainly due to a shift in product mix within our extra-oral product portfolio and targeted promotions. The Treatment Center segment gross profit was driven by the tough year-over-year comparison due to the last-edition promotion of our renowned M1+ unit in the prior year and a product mix shift toward our standard and economy product lines. For more information, see Note 15 to our condensed consolidated financial statements for revenues and gross profit by segment for each of the fiscal periods under report.

Selling, General and Administrative

For the three months ended December 31, 2013, SG&A expense was $88.1 million, an increase of $2.2 million, or 2.6%, as compared with the three months ended December 31, 2012. SG&A expense for the three months ended December 31, 2013 included an additional $1.3 million for the CFO transition, $0.6 million of amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets, and $2.7 million of other non-cash share-based compensation expense.

SG&A expense for the three months ended December 31, 2012 included $7.3 million for the Transition Agreement with the then departing Chairman and CEO (which included a $3.8 million non-cash charge for the modification of share-based awards), $0.6 million of amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets, and $2.3 million of other non-cash share-based compensation expense.

Excluding the above amounts, as a percentage of revenue, SG&A expense was 28.0% for the three months ended December 31, 2013, as compared with 27.8% for the three months ended December 31, 2012.

Research and Development

R&D expense for the three months ended December 31, 2013, was $15.1 million, an increase of $1.0 million compared to the three months ended December 31, 2012. The increase was driven by the timing of projects and foreign exchange rate fluctuations. As a percentage of revenue, R&D expense was 5.1% for the three months ended December 31, 2013, compared to 5.2% for the three months ended December 31, 2012.

Net Other Operating Income

Net other operating income for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 was as follows:

	Three months ended December 31,
	2013	2012
	$ millions
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5
Gain from patent infringement settlement	—	4.4
	$2.5	$6.9

(Gain)/Loss on Foreign Currency Transactions

The loss on foreign currency transactions for the three months ended December 31, 2013 amounted to $2.6 million and compares to a loss of $4.6 million for the three months ended December 31, 2012. The components of these results are as follows:

	Three months ended December 31,
	2013	2012
	$ millions
Unrealized non-cash foreign exchange (gain)/loss from translation adjustment of deferred income related to the Patterson exclusivity payment	$(0.8)	$(1.0)
Unrealized non-cash foreign exchange (gain)/loss on short-term intra-group loans	(1.5)	—
(Gain)/loss on other foreign currency transactions	4.9	5.6
	$2.6	$4.6

(Gain)/Loss on Derivative Instruments

The gain of $0.6 million on derivative instruments for the three months ended December 31, 2013 compared to a gain of $1.3 million for the three months ended December 31, 2012. In both periods, the gain related to foreign currency hedges.

Interest Expense

Net interest expense for the three months ended December 31, 2013, was $0.8 million, compared to $1.0 million for the three months ended December 31, 2012.

Income Tax Provision

For the three months ended December 31, 2013 and 2012, Sirona recorded a profit before income taxes of $58.8 million and $54.3 million, respectively. The income tax provision for the three months ended December 31, 2013 and 2012, was $13.8 million and $15.2 million, respectively. The estimated effective tax rate applied for the first quarter of fiscal year 2014 was 23.5% and compares to an effective tax rate of 24.0% applied for the first quarter of fiscal 2013. The income tax provision for the three months ended December 31, 2012, also included the effect from a local trade tax increase at our principal German operations, which was enacted and declared effective beginning in that quarter. This tax rate change resulted in a tax expense of $2.2 million, primarily from a non-cash remeasurement of deferred tax assets and liabilities. Excluding this amount, the actual effective tax rate in fiscal year 2013 was 23.7%. The estimated effective tax rate is primarily driven by the expected mix of earnings across different jurisdictions.

Net Income

Net income for the three months ended December 31, 2013 was $45.0 million, an increase of $5.9 million, as compared with the three months ended December 31, 2012. Major influencing factors on net income were (i) the increase in gross profit, mainly due to increased sales; (ii) an increase in SG&A expense due to the expanded global sales and service infrastructure, $1.3 million of expenses related to the CFO transition, and foreign exchange rate fluctuations; (iii) additional losses in the total amount of $2.0 million from foreign currency balance sheet exposure and derivative instruments; (iv) a decrease in net other operating income; and (v) a decrease in income tax expense due to a lower estimated effective tax rate. Net income for the three months ended December 31, 2013 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction - deal related amortization and depreciation) of $9.4 million ($7.2 million net of tax), a foreign currency gain on the deferred income from the Patterson exclusivity payment of $0.8 million ($0.6 million net of tax), and a gain on the revaluation of short-term intra-group loans of $1.5 million ($1.1 million net of tax).

Sirona’s net income for the three months ended December 31, 2012 included $7.3 million in expenses related to the Transition Agreement with the then departing Chairman and CEO, which included a $3.8 million non-cash charge for the modification of share-based awards, the effect from a non-cash remeasurement of deferred tax assets and liabilities resulting from a local trade tax rate increase at our principal German operations of $2.2 million, deal related amortization and depreciation of assets acquired in past business combinations of $9.6 million ($7.3 million net of tax), and a currency revaluation gain on the Patterson exclusivity payment of $1.0 million ($0.8 million net of tax).

Share-based compensation expense was $3.4 million ($2.6 million net of tax) for the three months ended December 31, 2013, compared to $6.1 million ($4.6 million net of tax) in the prior year period.

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

Cash and cash equivalents of $117.0 million held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

On November 14, 2011, the Company entered into a new senior facilities agreement (the “New Senior Facilities Agreement’) with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors, and as of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. Initial borrowings under the New Senior Facilities Agreement were used to retire the outstanding borrowings under the Company's previous credit facilities. Please see “New Senior Facilities Agreement” within this section and Note 7 to our unaudited condensed consolidated financial statements included in this report for a complete description of this New Senior Facilities Agreement.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to Consolidated Adjusted EBITDA, determined on the basis of the last twelve months, of no more than 3.00 to 1. The Company is required to determine its compliance with the covenants as of September 30 and March 31. As of September 30, 2013, the most recent period for which this ratio was calculated, the Company was in compliance. For further information regarding the calculation of this ratio as of September 30, 2013, please see our Form 10-K for the fiscal year ended September 30, 2013, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”.

Cash Flows

	Three months ended December 31,
	2013	2012
	$'000s

Net cash provided by operating activities	$11,285	$33,689
Net cash used in investing activities	(43,035)	(45,295)
Net cash used in financing activities	126	(16,823)
Increase/(decrease) in cash during the period	$(31,624)	$(28,429)

Net Cash Provided by / (Used in) Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $11.3 million for the three months ended December 31, 2013 compared to $33.7 million for the three months ended December 31, 2012. This represents a $22.4 million decrease despite a $5.9 million increase in net income over the prior-year period. Primary drivers were (i) income tax-related items, (ii) a higher increase in accounts receivable and inventories, and (iii) a stronger decrease in accounts payable and accrued liabilities/deferred income. In the first quarter of fiscal 2013, the Company recorded favorable impacts from tax-related items of $12.7 million, whereas the net impact of income tax-related items was an unfavorable $3.4 million in the first quarter of fiscal 2014. In the first quarter of fiscal 2013, (i) the acquisition of a technology company, (ii) the trade tax rate increase at our Bensheim, Germany site, and (iii) the timing of current tax payments all resulted in favorable adjustments to reconcile net income to cash provided from operating activities and changes in assets and liabilities. In the first quarter of fiscal 2014, there were no discrete or other one-time tax impacts. Accounts receivable and inventories increased in the first quarter of fiscal 2014 by $26.9 million compared to an increase of $23.3 million in the first quarter of fiscal 2013. The increase represents normal seasonal development, and the $3.6 million stronger increase was driven by higher business volume and the timing of shipments. In the first quarter of fiscal 2014, total accounts payable and accrued liabilities/deferred income decreased by $25.1 million, whereas the decrease in the first quarter of fiscal 2013 was only $17.8 million. The $7.3 million higher decrease in the first quarter of fiscal 2014 was impacted by the timing of payments to suppliers for materials and equipment related to our new instruments manufacturing facility as well as payments to dealers and employees. The remaining changes in other adjustments to reconcile net income to net cash provided by operating activities and other changes to assets and liabilities only have a minor negative impact on the decrease in net cash provided by operating activities in the current period.

Net Cash Provided by / (Used in) Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions and long-lived asset disposals. The primary contributors to the investing cash outflow in the three months ended December 31, 2013 were (i) the acquisition of the main administrative building in Bensheim, Germany for $26.7 million, (ii) the completion of the expansion of the new instruments manufacturing facility in Bensheim, Germany, and (iii) capital expenditures in the course of normal operating activities. For the three months ended December 31, 2012, net cash used in investing activities represented (i) the acquisition of a technology company for $35.0 million, and (ii) capital expenditures in the course of normal operating activities.

Net Cash Provided by / (Used in) Financing Activities

Net cash provided by financing activities was $0.8 million for the three months ended December 31, 2013, compared to net cash used in financing activities of $16.8 million for the three months ended December 31, 2012. Net cash provided by financing activities in the three months ended December 31, 2013, mainly resulted from proceeds from exercises of stock options and tax-related benefits from RSU/PSU vesting from the Company's stock-based compensation program, partly offset by the purchase of treasury shares pursuant to our current stock repurchase program. The swing to net cash provided by financing activities in the three months ended December 31, 2013 was primarily due to fewer purchases of treasury shares compared to the prior-year period. Net cash used in financing activities in the three months ended December 31, 2012 resulted from the purchase of treasury shares pursuant to our current stock repurchase program, partly offset by proceeds and tax-related benefits from exercises of stock options previously granted in the Company’s stock based compensation activities.

Capital Resources

Senior Facilities Agreement

New Senior Facilities Agreement

On November 14, 2011, the Company entered into the New Senior Facilities Agreement with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors. As of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. Initial borrowings under the New Senior Facilities Agreement were used to retire the outstanding borrowings under the Company's previous credit facilities.

The New Senior Facilities Agreement includes: (1) a term loan in an aggregate principal amount of $75 million (the "Facility A Term Loan") available to Sirona or Sirona Dental, as borrower; (2)  a 120 million Euro revolving credit facility (“Revolving Facility B”) available to Sirona Dental Systems GmbH and Sirona Dental Services GmbH, as initial borrowers; and (3) a $100 million revolving credit facility (“Revolving Facility C”) available to Sirona or Sirona Dental, as initial borrowers. The Revolving Facility B is available for borrowing in Euro or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself. There are no cross-border guarantees.

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

The New Senior Facilities Agreement contains restrictive covenants that limit Sirona's ability to make loans, to incur additional indebtedness, and to make disposals, subject to agreed-upon exceptions. The Company has agreed to certain financial debt covenants in relation to the financing. The covenants stipulate that the Company must maintain certain ratios in respect of consolidated total net debt to consolidated adjusted EBITDA. If the Company breaches these covenants, the loans will become repayable on demand.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk as reported under Part II, Item 7A in its Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2013. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.  RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The number and average price of shares repurchased during the three months ended December 31, 2013 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
	$'000s (except per share amounts)
October 1 - October 31, 2013	—	—	—	88,330
November 1 - November 30, 2013	—	—	—	88,330
December 1 - December 31, 2013	8,556	69.32	8,556	87,737
	8,556		8,556

(1)	In May 2013, the Company’s Board of Directors announced a stock repurchase program (the “2013 Program”) to purchase up to an additional aggregate of $100,000,000 of its common stock in open market or privately-negotiated transactions effective through June 2016. The Company is not obligated to acquire any particular amount of common stock and may suspend the program at any time at its discretion without prior notice.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

  Not applicable.

ITEM 5.   OTHER INFORMATION

  None.

ITEM 6.   EXHIBITS

  The following Exhibits are included in this report:

Exhibit No.	Item Title
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013, (ii) Condensed Consolidated Statements of Income for the three months ended December 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended December 31, 2013 and 2012, and (v) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 7, 2014

Sirona Dental Systems, Inc.

By:	/s/ Ulrich Michel
Ulrich Michel, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

(Duly authorized signatory)

