Form 10-Q
period 2014-03-31
SIRONA DENTAL SYSTEMS, INC.
filed 2014-05-09
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

(718) 482-2011
(Registrant’s telephone number, including area code)

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

Yes ☐ No ☑

As of April 30, 2014, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 57,647,575.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2014

ii

PART I

FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

		Three months ended		Six months ended
		March 31,		March 31,
(In millions, except for share and per share amounts) (Unaudited)	Notes	2014	2013	2014	2013
REVENUE		$282.7	$267.3	$581.4	$539.7
Cost of goods sold		(131.2)	(122.6)	(267.2)	(243.1)
GROSS PROFIT		151.5	144.7	314.2	296.6
Selling, general and administrative expense		(87.2)	(84.5)	(175.2)	(170.4)
Research and development expense		(16.4)	(15.1)	(31.5)	(29.2)
Net other operating income (loss)	3	2.5	2.5	5.0	9.4
OPERATING INCOME		50.4	47.6	112.5	106.4
Gain (loss) on foreign currency transactions		2.0	(1.4)	(0.6)	(6.0)
Gain (loss) on derivative instruments	4	(1.5)	(2.5)	(0.9)	(1.2)
Interest income (expense )		(0.9)	(0.8)	(1.7)	(1.8)
Other income (expense)		(0.4)	(0.4)	(0.9)	(0.7)
INCOME BEFORE TAXES		49.6	42.5	108.4	96.7
Income tax benefit (expense)	5	(11.7)	(10.2)	(25.5)	(25.4)
NET INCOME		37.9	32.3	82.9	71.3
Net (income) loss attributable to noncontrolling interests		(0.6)	(0.5)	(1.4)	(1.3)
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.		$37.3	$31.8	$81.5	$70.0

INCOME PER SHARE (attributable to Sirona Dental Systems, Inc. common shareholders )	6
Basic		$0.67	$0.58	$1.48	$1.27
Diluted		$0.66	$0.56	$1.45	$1.24
Weighted average shares - basic		55,309,421	54,928,332	55,186,566	55,083,264
Weighted average shares - diluted		56,199,246	56,202,296	56,172,320	56,384,483

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

		Three months ended		Six months ended
		March 31,		March 31,
(In millions) (Unaudited)	Notes	2014	2013	2014	2013
NET INCOME		$37.9	$32.3	$82.9	$71.3
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	8
Cumulative translation adjustment		1.8	(23. 2 )	17.7	(6.9)
Derivative financial hedging instruments		0.1	0.1	0.2	0.2
Unrecognized elements of pension cost		-	(0. 3 )	0.1	(0.2)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		1.9	(23.4)	18.0	(6.9)
TOTAL COMPREHENSIVE INCOME (LOSS)		39.8	8.9	100.9	64.4
Comprehensive (income) loss attributable to noncontrolling interests		(0.5)	(0.2)	(1.4)	(1.1)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS		$39.3	$8.7	$99.5	$63.3

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

		March 31,	September 30,
(In millions, except for share and par value amounts) (Unaudited)	Notes	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$255.3	$241.7
Restricted cash		0.8	0.7
Accounts receivable, net of allowance for doubtful accounts		151.0	145.2
of $1.6 and $1.6, respectively
Inventories, net	9	129.7	109.2
Deferred tax assets	5	32.2	31.4
Prepaid expenses and other current assets		27.4	32.6
Income tax receivable	5	1.6	2.3
TOTAL CURRENT ASSETS		598.0	563.1
Property, plant and equipment, net of accumulated depreciation		228.8	182.7
of $169.0 and $ 156.7 , respectively
Goodwill	10	684.2	672.1
Intangible assets, net of accumulated amortization		287.9	301.7
of $530.2 and $503.1, respectively	10
Other non-current assets		4.8	5.6
Deferred tax assets	5	17.3	13.2
TOTAL ASSETS		$1,821.0	$1,738.4

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable		$58.2	$73.2
Short-term financial liabilities	11	1.6	0.4
Income taxes payable	5	9.8	9.3
Deferred tax liabilities	5	0.7	0.7
Accrued liabilities and deferred income		155.0	162.5
TOTAL CURRENT LIABILITIES		225.3	246.1
Long-term financial liabilities	13	78.0	75.0
Deferred tax liabilities	5	129.5	131.5
Other non-current liabilities		27.3	27.4
Pension related provisions	14	67.4	66.0
Deferred income		29.8	34.4
TOTAL LIABILITIES		557.3	580.4

SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized;		-	-
none issued and outstanding)
Common stock ($0.01 par value; 95,000,000 shares authorized;		0.6	0.6
57,647,248 shares issued; 55,347,500 shares outstanding at Mar. 31, 2014; 57,213,615 shares issued; 54,999,436 shares outstanding at Sept. 30, 2013
Additional paid-in capital		686.6	674.2
Treasury stock, at cost		(118.1)	(112.0)
2,299,748 shares held at cost at Mar. 31, 2014; 2,214,179 shares held at cost at Sept. 30, 2013
Retained earnings		665.7	584.2
Accumulated other comprehensive income (loss)	8	26.6	8.6
TOTAL SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS' EQUITY		1,261.4	1,155.6
NONCONTROLLING INTERESTS		2.3	2.4
TOTAL SHAREHOLDERS' EQUITY		1,263.7	1,158.0
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY		$1,821.0	$1,738.4

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

		March 31,
(In millions, except for share amounts) (Unaudited)	Notes	2014	2013
SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS' EQUITY
NUMBER OF COMMON SHARES ISSUED AND OUTSTANDING
Balance at beginning of period		54,999,436	55,051,673
Issuance of common stock upon exercise of options		433,633	270,574
Purchase of treasury stock		(85,569)	(385,080)
Balance at end of period		55,347,500	54,937,167

COMMON SHARE CAPITAL		$0.6	$0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period		674.2	650.2
Issuance of common stock upon exercise of options and net effect of vesting of RSUs/PSUs		5.4	3.6
Stock compensation		6.4	8.4
Tax effect of stock options exercised and net effect of vesting of RSUs/PSUs		0.6	(2.4)
Purchase of shares from noncontrolling interests		-	(0.6)
Balance at end of period		686.6	659.2

TREASURY STOCK
Balance at beginning of period		(112.0)	(69.1)
Purchase of treasury stock (at cost)		(6.1)	(23.9)
Balance at end of period		(118.1)	(93.0)

RETAINED EARNINGS
Balance at beginning of period		584.2	437.5
Net income (loss)		81.5	70.0
Balance at end of period		665.7	507.5

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	8
Balance at beginning of period		8.6	(29.8)
Other comprehensive income (loss)		18.0	(6.6)
Balance at end of period		26.6	(36.4)
TOTAL SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS' EQUITY		$1,261.4	$1,037.9

EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Balance at beginning of period		$2.4	$3.0
Purchase of shares from noncontrolling interests		-	(0.8)
Dividend distribution to noncontrolling interests		(1.5)	(1.4)
Net income (loss) attributable to noncontrolling interests		1.4	1.3
Cumulative translation adjustment		-	(0.3)
TOTAL EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS		$2.3	$1.8

TOTAL SHAREHOLDERS' EQUITY		$1,263.7	$1,039.7

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	March 31,
(In millions) (Unaudited)	2014	2013
OPERATING ACTIVITIES
NET INCOME	$82.9	$71.3
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	37.7	36.5
(Gain) loss on derivative instruments and foreign currency transactions	1.5	7.2
Deferred income taxes	(9.2)	5.4
Share-based compensation expense	6.4	8.4
Other adjustments	0.3	0.4
TOTAL ADJUSTMENTS TO RECONCILE NET INCOME TO OPERATING CASH FLOWS	36.7	57.9
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	(5.2)	2.7
Inventories	(19.9)	(25.3)
Trade accounts payable	(16.3)	16.1
Other current and non-current assets	6.0	(7.1)
Other current and non-current liabilities	(6.4)	(21.9)
Current income taxes	1.1	(3.9)
EFFECT OF CHANGES IN ASSETS AND LIABILITIES ON OPERATING CASH FLOWS	(40.7)	(39.4)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	78.9	89.8
INVESTING ACTIVITIES
Investment in property, plant and equipment	(61.1)	(22.3)
Proceeds from sale of property, plant and equipment	0.4	0.1
Purchase of intangible assets	(0.2)	-
Acquisition of business, net of cash acquired	-	(35.0)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(60.9)	$(57.2)

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	March 31,
(In millions) (Unaudited)	2014	2013
FINANCING ACTIVITIES
Repayments of short-term and long-term debt	$-	$(0.1)
Purchase of treasury stock	(6.1)	(23.9)
Purchase of shares from noncontrolling interest	-	(0.9)
Dividend distributions to noncontrolling interest	(1.5)	(1.4)
Common shares issued under share based compensation plans	5.4	3.6
Tax effect of common shares issued under share based compensation plans	(3.5)	(3.3)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5.7)	(26.0)
CHANGE IN CASH AND CASH EQUIVALENTS	12.3	6.6
Effect of exchange rate change on cash and cash equivalents	1.3	(1.4)
Cash and cash equivalents at beginning of period	241.7	151.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$255.3	$156.3

SUPPLEMENTAL INFORMATION
GENERAL
Interest paid	$1.7	$1.6
Interest capitalized	0.2	0.1
Income taxes paid	28.8	32.7

ACQUISITION OF BUSINESS
Current assets	$-	$5.2
Non-current assets	-	61.2
Current liabilities	-	(7.8)
Non-current liabilities	-	(12.0)
	-	46.6
Cash paid	-	(36.7)
Settlement of balances	-	(4.5)
Fair value of liabilities incurred	$-	$5.4

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the reporting date and the reported amounts of revenues and expenses for the interim period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information not misleading. The year-end consolidated financial data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

In the opinion of management, all adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2014, and the results of operations and cash flows for the six months ended March 31, 2014 and 2013, respectively, as applicable to interim periods have been made. The results of operations for the six months ended March 31, 2014 are not necessarily indicative of the operating results for the full fiscal year or future periods.

All amounts are reported in millions of U.S. Dollars ($), except per share amounts or as otherwise disclosed.

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

Equity Incentive Plan

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, restricted stock shares, RSU’s, and PSU’s. The 2006 Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of March 31, 2014, 497,074 shares were available for future grant under the 2006 Plan.

Restricted and Performance-Based Stock Units

In the six months ended March 31, 2014, the Company granted 149,469 RSU’s and 43,466 PSU’s with an average value of $67.36, representing the average of closing prices of the Company’s common stock at grant dates.

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

Stock Options

In the six months ended March 31, 2014, the Company granted 224,565 stock options with a weighted average exercise price of $67.77 and weighted average fair value of $21.28 at the grant date. Grants generally vest over four years. All grants expire ten years after the date of the grant.

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

Black-Scholes Assumptions	Six months ended	Year ended
	March 31,	September 30,
	2014	2013
Expected Volatility	33.27%	38.23%
Risk-free rate	1.35%	0.70%
Expected term	5 years	5 years
Expected dividends	-	-

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Compensation Costs

The following table summarizes compensation expense charged to income for stock-based compensation and additional information for the three and six months ended March 31, 2014:

Compensation Expense	Three months ended		Six months ended
	March 31,		March 31,
(In millions, except where noted)	2014	2013	2014	2013
Compensation expense (1), (2)	$3.0	$2.3	$6.4	$8.4

(1) For the first half of fiscal year 2014, this included a compensation charge of $0.9 for share-based awards in connection with the CFO Transition.

(2) For the first half of fiscal year 2013, this includes a compensation charge of $3.8 for the modification of share based awards in connection with the Transition Agreement for the former CEO and Chairman.

Restricted and Performance-Based Stock Unit Activity

The following is a summary of Sirona’s RSU and PSU activity for the six months ended March 31, 2014:

RSU and PSU Activity	Six months ended
	March 31,
	2014

	Restricted stock units		Performance-based stock units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	570,928	$46.37	13,000	$36.78
Granted	149,469	67.57	43,466	66.63
Vested	(182,329)	37.68	(13,000)	36.78
Forfeited	(23,615)	48.49	-	-

Outstanding at end of period	514,453	$55.51	43,466	$66.63

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Option Activity

The following is a summary of Sirona’s stock option activity for the six months ended March 31, 2014:

Stock Option Activity	Six months ended
	March 31,
(In millions, except for price and where noted)	2014
	Number of options	Weighted average exercise price
Outstanding at beginning of period	1,778,102	$21.93
Granted	224,565	67.77
Exercised	(299,155)	17.67
Forfeited	(28,900)	51.68
Outstanding at end of period	1,674,612	$28.33

thereof vested and exercisable	1,287,526

3.          NET OTHER OPERATING INCOME (LOSS)

The components of net other operating income (loss) for the periods under report are as follows:

Net Other Operating Income (Loss)	Three months ended		Six months ended
	March 31,		March 31,
(In millions)	2014	2013	2014	2013
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5	$5.0	$5.0
Gain from patent infringement settlement	-	-	-	4.4
Net other operating income (loss)	$2.5	$2.5	$5.0	$9.4

The gain from a patent infringement settlement for the six months ended March 31, 2013 , represents amounts received related to prior years.

4.          DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

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

Foreign Currency Exposure

Although the U.S. Dollar is Sirona’s reporting currency, it conducts its business in many currencies, and its local functional currency varies depending on the country of operation, which exposes the Company to market risk associated with foreign currency exchange rate movements. The Company hedges certain foreign currency transaction exposure through foreign exchange forward contracts.

Cash Flow Hedges

Interest Rate

The Company uses interest rate swaps to convert a portion of its debt's variable interest rate to a fixed interest rate. Interest rate swaps have been established for 100% of the interest for the Facility A Term Loan under the New Senior Facilities Agreement until November 2016. The interest rate swaps fix the LIBOR element of interest payable on 100% of the principal amount of the Facility A Term Loan for defined three month interest periods over the entire term of the loan. The defined interest rates fixed for each three month interest period range from 1.270% to 1.285%. Settlement of the swaps is required on a quarterly basis. These swaps are designated as hedging instruments under ASC 815. The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments.

Foreign Currency

The Euro is the functional currency for many of Sirona’s subsidiaries, including its primary sales and manufacturing operations in Germany. During the periods under review, the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results. In order to hedge portions of the transactional exposure to fluctuations in exchange rates, based on forecasted and firmly-committed cash flows, Sirona enters into foreign exchange forward contracts (currently: USD, AUD, and JPY). These forward foreign currency contracts are intended to reduce short-term effects of changes in exchange rates. The Company enters into forward contracts that are considered to be economic hedges but which are not considered hedging instruments under ASC 815. As of March 31, 2014, these contracts had notional amounts totaling $55.4 million. These agreements are relatively short-term (generally not exceeding six months).

The fair value carrying amount of the Company's derivative instruments at March 31, 2014 is described in Note 15 Fair Value Measurements.

The following tables summarize the impact of gains and losses from the fair value changes of the Company’s derivative instruments reported in our condensed consolidated statements of income for the periods under report:

Derivatives Designated as Cash Flow Hedging Instruments
Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the three months ended		For the six months ended
	March 31,		March 31,
(In millions)	2014	2013	2014	2013

Interest rate swap contracts	$0.1	$0.2	$0.2	$0.4

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivatives Not Designated as Hedging Instruments
Amount of Gain (Loss) Recognized in Income on Derivative Instruments	For the three months ended		For the six months ended
	March 31,		March 31,
(In millions)	2014	2013	2014	2013	Affected Line Item in the Statement of Income
Foreign exchange contracts	$(1.5)	$(2.5)	$(0.9)	$(1.2)	Gain (loss) on derivative instruments, net

5.          INCOME TAXES

For the first six months of fiscal year 2014, an estimated effective tax rate of 23.5% has been applied. The income tax provision for the first six months ended March 31, 2014, was $25.5 million. For the first six months of fiscal year 2013, a 24.0% estimated effective tax rate was applied. Additionally, a tax expense was recorded for $2.2 million from a non-cash remeasurement of deferred tax assets and liabilities resulting from a local trade tax rate increase at our principal German operations, which was enacted and was effective in the first quarter of fiscal year 2013. Excluding this amount, the effective tax rate for fiscal year 2013 was 23.7%.

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

The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of March 31, 2014, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. In making this determination, the Company also evaluates its expected cash requirements in the United States. These earnings relate to ongoing operations and, as of March 31, 2014, the approximate amount of undistributed foreign earnings amounted to $448 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.          INCOME PER SHARE

The computation of basic and diluted income per share is as follows:

Income per Share	Three months ended		Six months ended
	March 31,		March 31,
(In millions, except share and per share amounts)	2014	2013	2014	2013

Net income attributable to Sirona Dental Systems, Inc. common shareholders	$37.3	$31.8	$81.5	$70.0

Weighted average shares outstanding - basic	55,309,421	54,928,332	55,186,566	55,083,264
Dilutive effect of stock-based compensation	889,825	1,273,964	985,754	1,301,219
Weighted average shares outstanding - diluted	56,199,246	56,202,296	56,172,320	56,384,483

Net income per share
Basic	$0.67	$0.58	$1.48	$1.27
Diluted	$0.66	$0. 56	$1.45	$1.24

There were no stock options excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2014 and March 31, 2013.

7.          SEGMENT REPORTING

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Segment Performance	Three months ended		Six months ended
	March 31,		March 31,
(In millions)	2014	2013	2014	2013
Revenue External
Dental CAD/CAM Systems	$108.9	$103.6	$214.7	$199.2
Imaging Systems	87.9	83.6	193.7	180.6
Treatment Centers	57.1	54.7	111.5	108.1
Instruments	28.8	25.4	61.5	51.8
Total	$282.7	$267.3	$581.4	$539.7

Segment performance measure
Dental CAD/CAM Systems	$73.0	$69.8	$146.3	$137.4
Imaging Systems	49.7	49.8	111.2	108.1
Treatment Centers	23.5	21.9	44.7	43.1
Instruments	11.2	10.8	24.7	23.0
Total Segments	157.4	152.3	326.9	311.6

Reconciliation of the results of the segment performance measure to the consolidated statements of operations

The following table provides a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three and six months ended March 31, 2014 and 2013 are due to the impact of purchase accounting and certain other corporate items. These effects are not included in the segment performance measure as the Company does not believe these to be representative of the performance of each segment.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reconciliation of Segment Performance Measure to Consolidated Statement of Operations	Three months ended		Six months ended
	March 31,		March 31,
(In millions)	2014	2013	2014	2013
Consolidated revenue	$282.7	$267.3	$581.4	$539.7
Segment performance measure
Total segments	157.4	152.3	326.9	311.6
Differences management reporting vs. U.S. GAAP (including corporate items and step-up depreciation and amortization and certain other corporate items)	(5.9)	(7. 6 )	(12.7)	15.0
Consolidated gross profit	151.5	144. 7	314.2	296.6
Selling, general and administrative expense	(87.2)	(84.5)	(175.2)	(170.4)
Research and development expense	(16.4)	(15.1)	(31.5)	(29.2)
Net other operating income (loss)	2.5	2.5	5.0	9.4
Gain (loss) on foreign currency transactions	2.0	(1.4)	(0.6)	(6.0)
Gain (loss) on derivative instruments	(1.5)	(2.5)	(0.9)	(1.2)
Interest income ( expense )	(0.9)	(0.8)	(1.7)	(1.8)
Other income (expense)	(0.4)	(0.4)	(0.9)	(0.7)
Income before taxes	$49.6	$42. 5	$108.4	$96.7

Concentration of Revenue

A substantial portion of our revenue comes from two distributors accounting for more than 10% of revenues. Patterson Companies, Inc. (“Patterson”) and Henry Schein, Inc. (“Henry Schein”) accounted for revenues and accounts receivable for the three and six months ended March 31, 2014 compared to the three and six months ended March 31, 2013 as shown in the table below. These revenues were earned across all segments, with a significant portion of revenues with Patterson being earned in the CAD/CAM and Imaging segments. No other customer accounted for more than 10% of revenues.

Concentration of Revenue	Three months ended		Six months ended
	March 31,		March 31,
(In millions, except for percent amounts)	2014	2013	2014	2013
Top Customers
Revenues
Patterson Dental Company, Inc.	29%	32%	31%	33%
Henry Schein, Inc.	13%	15%	13%	14%
Total of customers > 10% revenues	42%	47%	44%	47%

Accounts Receivable
Patterson Dental Company, Inc.			$46.9	$45.7
Henry Schein, Inc.			9.1	8.2
Total Accounts Receivable of customers > 10% revenues			$56.0	$53.9

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components and development of accumulated other comprehensive income (loss) for the periods under report are as follows:

Accumulated Other Comprehensive Income (Loss)	Three months ended
	March 31,
	2014
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$18.7	$6.5	$(0.6)	$24.6
Current increase (decrease)	1.8	-	0.1	1.9
Balance at end of period	20.5	6.5	(0.5)	26.5
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(0.1)	-	-	(0.1)
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$20.6	$6.5	$(0.5)	$26.6

Accumulated Other Comprehensive Income (Loss)	Three months ended
	March 31,
	2013
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$(17.8)	$5.6	$(1.1)	$(13.3)
Current increase (decrease)	(23. 2 )	(0. 3 )	0.2	(23.3)
Income tax (expense) benefit	-	-	(0.1)	(0.1)
Balance at end of period	(41.0)	5. 3	(1.0)	(36.7)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(0.3)	-	-	(0.3)
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(40. 7 )	$5. 3	$(1.0)	$(36.4)

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)	Six months ended
	March 31,
	2014
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$2.9	$6.4	$(0.7)	$8.6
Current increase (decrease)	17.7	0.1	0.2	18.0
Balance at end of period	20.6	6.5	(0.5)	26.6
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$20.6	$6.5	$(0.5)	$26.6

Accumulated Other Comprehensive Income (Loss)	Six months ended
	March 31,
	2013
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$(34.0)	$5.5	$(1.2)	$(29.7)
Current increase (decrease)	(6.9)	(0.2)	0.4	(6.7)
Income tax (expense) benefit	-	-	(0.2)	(0.2)
Balance at end of period	(40.9)	5.3	(1.0)	(36.6)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(0.2)	-	-	(0.2)
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(40.7)	$5.3	$(1.0)	$(36.4)

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.          INVENTORIES, NET

The components of net inventories for the periods under report are as follows:

Inventories	March 31,	September 30,
(In millions)	2014	2013
Finished goods	$94.7	$72.6
Work in progress	13.2	14.4
Raw materials	40.8	37.5
Inventories, gross	148.7	124.5
Inventory reserve	(19.0)	(15.3)
Inventories, net	$129.7	$109.2

10.        INTANGIBLE ASSETS AND GOODWILL

The components and development of intangible assets and goodwill for the periods under report are as follows:

Intangible Assets	March 31,			September 30,
	2014			2013
		Accum.			Accum.
(In millions)	Gross	amort.	Net	Gross	amort.	Net
Patents & Licenses	$155.5	$(107.5)	$48.0	$152.2	$(99.1)	$53.1
Trademarks	133.1	(0.8)	132.3	130.8	(0.8)	130.0
Technologies and dealer relationships	498.3	(421.9)	76.4	491.3	(403.2)	88.1
In-process research & development (IPR&D)	31.2	-	31.2	30.5	-	30.5
	818.1	(530.2)	287.9	804.8	(503.1)	301.7
Goodwill	684.2	-	684.2	672.1	-	672.1

Total intangible assets	$1,502.3	$(530.2)	$972.1	$1,476.9	$(503.1)	$973.8

The change in the value of intangible assets from September 30, 2013 to March 31, 2014, is mainly attributable to (i) normal amortization for the current fiscal year and (ii) foreign currency fluctuations, with an impact of $15.6 million.

The total carrying value of IPR&D of $31.2 million as of March 31, 2014, represented a single project. The remaining estimated cost to complete the project was $3.0 million. The project is 65% through the development phase; the remaining steps prior to product release are further development, prototype finalization and testing,

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

integration and field testing, and regulatory approvals. The percentage of completion for the full project is 50%, and we anticipate project completion in the second half of 2015.

11.        SHORT-TERM FINANCIAL LIABILITIES

The components of short-term financial liabilities for the periods under report are as follows:

Short-Term Financial Liabilities	March 31,	September 30,
(In millions)	2014	2013
Bank loans
Accrued interest on long-term bank loans	$0.3	$0.3
Other short-term bank loans	0.2	0.1
Bank loans	0.5	0.4
Other short-term financial liabilities	1.1	-
Short-Term Financial Liabilities	$1.6	$0.4

12.        PRODUCT WARRANTY

The following table provides the components of and changes in the product warranty accrual for the periods under report:

Product Warranty	Three months ended		Six months ended
	March 31,		March 31,
(In millions)	2014	2013	2014	2013
Balance at beginning of the period	$10.2	$8.5	$9.7	$8.5
Accruals for warranties issued	4.9	5.3	10.5	9.2
Warranty settlements made	(5.1)	(4.9)	(10.4)	(8.9)
Translation adjustment	-	(0.2)	0.2	(0.1)
Balance at end of the period	$10.0	$8.7	$10.0	$8.7

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.        LONG-TERM FINANCIAL LIABILITIES

The components of long-term financial liabilities for the periods under report are as follows:

Long-Term Financial Liabilities	March 31,	September 30,
(In millions, except percentages)	2014	2013
Bank loans
New Senior Term Loan ("Facility A" Term Loan, variable rate)
repayable in two installments in November 2015 and November 2016	$75.3	$75.3
(Actual interest rate as of March 31, 2014: 2.8775%)
Bank loans	75.3	75.3
Other long-term financial liabilities	3.0	-
	78.3	75.3
Less current portion	(0.3)	(0.3)
Long-Term Financial Liabilities	$78.0	$75.0

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

14.        PENSION PLANS

The components of net periodic benefit costs for the periods under report are as follows:

Components of Net Benefit Costs	Three months ended		Six months ended
	March 31,		March 31,
(In millions)	2014	2013	2014	2013
Service cost, net	$-	$-	$(0.1)	$(0.1)
Interest cost	(0.6)	(0.6)	(1.1)	(1.1)
Amortization of actuarial gain (loss)	-	(0.1)	(0.1)	(0.1)
Net periodic benefit cost	$(0.6)	$(0.7)	$(1.3)	$(1.3)

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis for the periods under report:

Assets and Liabilities Measured at Fair Value - Recurring Basis	March 31,
	2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(In millions)		Foreign Exchange
Assets
Cash Equivalents (money market funds)	$137.7	$-	$-	$137.7
Derivative Assets	-	0.4	-	0.4
Liabilities
Derivative Liabilities	-	(0.4)	-	(0.4)
Business Acquisition-related liabilities	-	-	(13.9)	(13.9)
Total	$137.7	$-	$(13.9)	$123.8

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and Liabilities Measured at Fair Value - Recurring Basis	September 30,
	2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(In millions)		Foreign Exchange
Assets
Cash Equivalents (money market funds)	$31.3	$-	$-	$31.3
Derivative Assets	-	0.9	-	0.9
Liabilities
Derivative Liabilities	-	(0.1)	-	(0.1)
Business Acquisition-related liabilities	-	-	(13.4)	(13.4)
Total	$31.3	$0.8	$(13.4)	$18.7

The change in the fair value of the business acquisition-related liabilities was $0.5 million, and a total for all acquisitions of $0.3 million and $0.7 million was recorded in other income (expense) in the income statement for the three and six months ended March 31, 2014, respectively.

In the Company’s March 31, 2014 and September 30, 2013 Condensed Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Certain revenue information is presented on a constant currency basis (“Constant Currency”). This information is a non-GAAP financial measure. Sirona supplementally presents this revenue information because it believes doing so facilitates a comparison of its operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Because of the historical predominance of the Euro to its operations, Sirona calculates Constant Currency revenue growth by comparing current-period revenues to prior-period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. Currently, our Constant Currency calculation does not adjust for fluctuations in any other currency, most importantly the Japanese Yen, Chinese Yuan Renminbi, Australian Dollar, and Brazilian Real.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In fiscal year 2013, Sirona revenues increased 11.7% Constant Currency over a strong prior year, when revenues grew 12.6% Constant Currency. Revenues were exceptionally strong in the U.S., which increased 18.2%, and Germany, which increased 23.4% Constant Currency. In Germany, we particularly benefitted from orders following the International Dental Show (“IDS”) in Cologne in March 2013, where we introduced a record 25 new products, a successful trade-up program in the CAD/CAM segment, as well as last-edition sales of our renowned M1+ treatment center unit. U.S. revenues benefitted from (i) strong demand for our Imaging and CAD/CAM products, (ii) the impact of implementation of the Medical Device Tax in 2013 and anticipated changes in tax benefits in the first quarter, (iii) the delivery of Omnicam trade-ups particularly in the third and fourth quarters, and (iv) the expanded agreement with Patterson. On a segment basis, we experienced very strong growth in our CAD/CAM segment, where we benefitted from the Omnicam launch in August 2012, trade-up programs, as well as a generally-increasing demand for products in this segment. Our new CEREC Omnicam camera further strengthens Sirona’s leadership position in the CAD/CAM market. Notable Omnicam features include: video streaming, digitization of jaw structures in their natural color, and powderless scanning of tooth surfaces. In addition, our Imaging and Treatment Center segments performed very well, with year-over-year Constant Currency revenue growth of 9.5% and 5.8%, respectively. Gross profit increased by $67.4 million, which was partially offset by a $37.2 million increase in SG&A expenses. SG&A expenses include a total of $8.6 million related to the transition agreements for the former Chairman and CEO, filed as an Exhibit to the Company’s Annual Report on Form 10-K on November 16, 2012 (the “Transition Agreement”), and the departing EVP and CFO, filed as an exhibit to the Company’s third quarter Quarterly Report on Form 10-Q on August 2, 2013 (the “Separation Agreement”). The major drivers of the residual increase in SG&A expenses of $28.6 million were the continued strategic expansion of our sales and service infrastructure in key growth markets and expenses related to the

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

biennial IDS of $3.5 million. As a result, operating income increased 14.5%. Operating income includes a year-over-year decrease in amortization of $7.2 million. Net income was negatively impacted by losses from the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily driven by the fluctuations between the Yen/Euro, Euro/U.S. Dollar, and Brazilian Real/Euro exchange rates. Operating cash flow remained strong and increased 15.2% over the comparative prior-year period.

For the six months ended March 31, 2014, we reported revenue growth of 7.7%. On a Constant Currency basis, total revenues were up 4.6% over a strong first half in fiscal year 2013, where revenues grew 11.4% Constant Currency. Revenues were exceptionally strong in the U.S. with an increase of 8.8% and non-German, international markets, where revenues grew 12.4%, or 7.8% Constant Currency. In the U.S., we particularly benefited from the ongoing Omnicam trade-up program as well as robust demand for our best-in-class Schick 33 Sensor; while in the non-German international markets, the strong growth was due to increased project business and the increased success of our expanded sales infrastructure. On a segment basis, we experienced very strong growth in our Instruments segment, up 18.7%, or 13.9% Constant Currency, where we benefited from a strong project business and increased capacity at our new manufacturing facility. In addition, our CAD/CAM and Imaging segments performed well, with year-over-year Constant Currency revenue growth rates in the first six months of 4.9% and 5.0%, respectively. Gross profit increased by $17.6 million, which was partially offset by a $4.8 million increase in SG&A expenses. The major drivers of the increase in SG&A expenses were the increased sales volume and the continued strategic expansion of our sales and service infrastructure in key growth markets. As a result, operating income increased 5.7%, more than compensating for the headwinds from foreign exchange rate fluctuations. Operating cash flow decreased 12.1% over the comparative prior-year period, with an overall higher increase in working capital.

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

Foreign Currency Fluctuations

Although the U.S. Dollar is Sirona’s reporting currency, it conducts its business in many currencies, and its functional currencies vary depending on the country of operation. For the six months ended March 31, 2014, Sirona’s revenues denominated in Euro, U.S. Dollar, and a number of other currencies (most importantly: Japanese Yen, Chinese Yuan Renminbi, Australian Dollar, and Brazilian Real) represented approximately 43%, 34%, and 23%, respectively. Sirona’s operating expenses denominated in Euro, U.S. Dollar, and a number of other currencies represented approximately 67%, 17%, and 16%, respectively. Fluctuations in exchange rates impact Sirona’s financial results. The major influencing factor is the U.S. Dollar/Euro exchange rate. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly. Between October 1, 2012 and March 31, 2014, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $1.2710 to a high of $1.3956. The average exchange rate for

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the three and six months ended March 31, 2014, was $1.36560 and varied from $1.34970 to $1.38260. For the three and six months ended March 31, 2013, an average exchange rate converting Euro denominated revenues into U.S. Dollars of $1.32086 was applied.

Although Sirona does not apply hedge accounting, it has entered into foreign exchange forward contracts to help mitigate foreign currency exposure. As of March 31, 2014, these contracts had notional amounts totaling $55.4 million. As these agreements are relatively short-term (generally not exceeding six months) and do not cover all underlying exposures, continued fluctuation in exchange rates could materially affect Sirona’s results of operations.

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

The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily as a result of lower statutory tax rates on foreign earnings at the Company’s operations outside of the United States. The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because, as of March 31, 2014, it remained management’s intention to continue to indefinitely reinvest such earnings in operations outside of the United States. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue

Revenue for the three months ended March 31, 2014 was $282.7 million, an increase of $15.4 million, or 5.7%, as compared with the three months ended March 31, 2013. On a Constant Currency basis , adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate , total revenue increased by 2.9% (excluding the favorable impact of the Euro development but including the unfavorable impacts from fluctuations in all other currencies). By segment, Instruments increased 13.4% (up 9.3% Constant Currency), Imaging Systems increased 5.0% (up 2.8% Constant Currency), CAD/CAM Systems increased 5.0% (up 2.5% Constant Currency), and Treatment Centers increased 4.6% (up 0.8% Constant Currency).

Instruments segment revenue growth was driven by international markets, especially in the hygiene and price-volume categories. Imaging segment revenues were strong in other international markets, driven by our intraoral and Orthophos product lines. CAD/CAM segment revenues were particularly strong in the U.S. and non-German, international markets, benefiting from new-user demand for our best-in-class products. Our Treatment Center segment faced a challenging year-over-year comparison due to strong revenues from the last-edition program for our well-renowned M1+ unit in the prior year and the IDS in Germany. All Segments were positively impacted by increased sales prior to a planned consumption tax increase in Japan.

Revenues in the U.S. for the three months ended March 31, 2014 increased by 4.5% compared to the prior-year period. U.S. revenues continued to benefit from strong demand for our Imaging and CAD/CAM products. Revenue outside the U.S. increased 6.2%. On a Constant Currency basis , adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate , international revenues increased by 2.3%. International sales growth was driven by strong growth in non-European, international markets, partially offset by the weakening of major currencies in those markets.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2014 was $131.2 million, an increase of $8.6 million, or 7.0%, as compared with the three months ended March 31, 2013. Gross profit as a percentage of revenue was 53.6% compared to 54.1% in the prior year period.

Cost of goods sold included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $8. 2 million for the three months ended March 31, 2014 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $9.2 million for the three months ended March 31, 2013. Excluding these amounts, cost of goods sold as a percentage of revenue was 43.5% for the three months ended March 31, 2014 compared with 42.4% for the three months ended March 31, 2013, and therefore gross profit as a percentage of revenue was 56.5%, compared to 57.6% in the prior year period. The decrease in the gross profit margin was mainly due to product and regional mix, including the impact of foreign exchange rate fluctuations due to the weakening of major currencies versus the Euro.

Gross Profit

We use gross profit, excluding the impacts of the MDP Transaction and the Exchange, to monitor segment performance. By segment, gross profit developed in the three months ended March 31, 2014, compared to the three months ended March 31, 2013 as follows: Treatment Centers increased 7.3%, CAD/CAM Systems increased 4.6%, Instruments increased 3.7%, and Imaging Systems decreased 0.2%.

Gross profit for the Instruments segment was above the prior year due to the increase in general sales levels, especially in the hygiene category. The decrease in gross profit margin was mainly driven by inefficiencies from the ramp-up of expanded manufacturing capacity as well as product and regional mix. The CAD/CAM segment gross profit benefited from increased sales levels and unit growth in both chair-side and inLab product lines; however, the gross profit margin was below the prior year. The decrease in gross profit margin was mainly driven by product and regional mix, including the impact of foreign exchange rate fluctuations. The Imaging Systems segment gross profit benefited from an increase in

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sales; however, the segment gross profit margin was below the prior year mainly due to targeted promotions, price concessions in certain international markets, and unfavorable impacts from foreign exchange fluctuations; all of which were partly offset by cost reductions. The Treatment Center segment gross profit faced a tough year-over-year comparison due to the last-edition promotion of our renowned M1+ unit in the prior year but benefited from a positive regional and product mix in the standard category. The negative impact of foreign exchange rate fluctuations on gross profit margin was more than offset by productivity gains and distribution efficiencies. For more information, see Note 8 to our condensed consolidated financial statements for revenues and gross profit by segment for each of the fiscal periods under report.

Selling, General and Administrative

For the three months ended March 31, 2014, SG&A expense was $87.2 million, an increase of $2.7 million, or 3.2%, as compared with the three months ended March 31, 2013.

SG&A expense for the three months ended March 31, 2014 included an additional $1.6 million for the CFO transition, $0.6 million of amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets, and $3.0 million of other non-cash share-based compensation expense.

SG&A expense for the three months ended March 31, 2013 included $0.6 million of amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets, and $2.2 million of other non-cash share-based compensation expense.

Excluding the above amounts, as a percentage of revenue, SG&A expense was 28.9% for the three months ended March 31, 2014, as compared with 30.4% for the three months ended March 31, 2013.

Research and Development

R&D expense for the three months ended March 31, 2014, was $16.4 million, an increase of $1.3 million compared to the three months ended March 31, 2013.

The increase was driven by the timing of projects and foreign exchange rate fluctuations. As a percentage of revenue, R&D expense was 5.8% for the three months ended March 31, 2014, compared to 5.6% for the three months ended March 31, 2013.

Net Other Operating Income (Loss)

Net other operating income (loss) for the three months ended March 31, 2014 was a gain of $2.5 million compared to a gain of $2.5 million for the three months ended March 31, 2013. In both periods, the gain represented income resulting from the amortization of the deferred income related to the Patterson exclusivity payment.

Gain (Loss) on Foreign Currency Transactions

The gain on foreign currency transactions for the three months ended March 31, 2014 amounted to $2.0 million and compares to a loss of $1.4 million for the three months ended March 31, 2013. The components of these results are as follows:

Gain (Loss) on Foreign Currency Transactions	Three months ended
	March 31,
(In millions)	2014	2013
Unrealized non-cash foreign exchange gain (loss) from translation adjustment of deferred income related to the Patterson exclusivity payment	$-	$(1.3)
Unrealized non-cash foreign exchange gain (loss) on short-term intra-group loans	(0.3)	(2.6)
Gain (loss) on other foreign currency transactions	2.3	2.5
Gain (Loss) on Foreign Currency Transactions	$2.0	$(1.4)

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gain (Loss) on Derivative Instruments

The loss of $1.5 million on derivative instruments for the three months ended March 31, 2014 compared to a loss of $2.5 million for the three months ended March 31, 2013. In both periods, the loss related to foreign currency hedges.

Interest Expense, Net

Net interest expense for the three months ended March 31, 2014, was $0.9 million, compared to $0.8 million for the three months ended March 31, 2013.

Income Tax Provision

For the three months ended March 31, 2014 and 2013, Sirona recorded a profit before income taxes of $49.6 million and $42.5 million, respectively. The income tax provision for the three months ended March 31, 2014 and 2013, was $11.7 million and $10.2 million, respectively. The estimated effective tax rate applied for the second quarter of fiscal year 2014 was 23.5% and compares to an estimated effective tax rate of 24.0% applied for the second quarter of fiscal 2013. The income tax provision for the three months ended March 31, 2013, also included the effect from a local trade tax increase at our principal German operations, which was enacted and declared effective beginning in that quarter. This tax rate change resulted in a tax expense of $2.2 million, primarily from a non-cash remeasurement of deferred tax assets and liabilities. Excluding this amount, the effective tax rate in fiscal year 2013 was 23.7%. The estimated effective tax rate is primarily driven by the expected mix of earnings across different jurisdictions.

Net Income

Net income for the three months ended March 31, 2014 was $37.9 million, an increase of $5.6 million, as compared with the three months ended March 31, 2013. Major influencing factors on net income were:

•	the increase in gross profit, mainly due to increased sales;
•	an increase in SG&A expense due to the expanded global sales and service infrastructure, expenses related to the CFO transition, and foreign exchange rate fluctuations;
•	additional net gains from foreign currency balance sheet exposure and derivative instruments; and
•	an increase in income tax expense due to higher income.

Net income for the three months ended March 31, 2014 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction - deal related amortization and depreciation) of $8.8 million ($6.7 million net of tax) and a loss on the revaluation of short-term intra-group loans of $0.3 million ($0.2 million net of tax).

Sirona’s net income for the three months ended March 31, 2013 included :

—	$3.5 million in SG&A expenses related to the IDS;
—	increased research and development costs in preparation for the IDS;
—	losses in the total amount of $4.0 million from foreign currency transactions and derivative instruments;
—	deal related amortization and depreciation of assets acquired in past business combinations of $9.8 million ($7.4 million net of tax); and
—	a currency revaluation loss on the Patterson exclusivity payment of $1.3 million ($1.0 million net of tax).

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

Revenue

Revenue for the six months ended March 31, 2014 was $581.4 million, an increase of $41.7 million, or 7.7%, as compared with the six months ended March 31, 2013. On a Constant Currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, total revenue increased by 4.6%. By segment, Instruments increased 18.7% (up 13.9% Constant Currency), CAD/CAM Systems increased 7.7% (up 4.9% Constant Currency), Imaging Systems increased 7.2% (up 5.0% Constant Currency), and Treatment Centers increased 3.2% (down 1.1% Constant Currency).

CAD/CAM segment revenues grew 4.9% Constant Currency and benefited from Omnicam trade-ups and a generally increasing demand for products in this segment. Growth was broad-based, particularly strong in the U.S and certain international markets despite the unfavorable impact of foreign currency fluctuations in many non-Euro

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

markets. The Imaging segment was up 5.0% Constant Currency. Sales were particularly strong in the U.S. and international markets outside of Germany. We continue to experience robust demand for our Orthophos product line. In our Treatment Centers segment, sales were particularly strong in non-Euro international markets. Demand for our Sinius treatment center continued to be robust. Revenues in the Instruments segment were up 13.9% Constant Currency, mostly driven by non-European, international markets.

Revenues in the U.S. for the six months ended March 31, 2014 were exceptionally strong, with an increase of 8.8% compared to the prior-year period. U.S. revenues benefited from (i) strong demand for our Imaging and CAD/CAM products; (ii) the delivery of Omnicam trade-ups and new customer sales; and (iii) the expanded agreement with Patterson. Revenue outside the U.S. increased by 7.2%. On a Constant Currency basis, adjusting for the fluctuations in the U.S. Dollar/Euro exchange rate, these revenues increased by 2.8%. Sales growth in non-European, international markets was particularly driven by an exceptionally strong performance in Japan and China, but negatively impacted by foreign currency fluctuations.

Revenue growth on a Constant Currency basis was mainly volume driven. Prices in general remained stable, with the exception of pricing concessions in the Imaging product lines.

Cost of Goods Sold

Cost of goods sold for the six months ended March 31, 2014 was $267.2 million, an increase of $24.1 million, or 9.9%, as compared with the six months ended March 31, 2013. Gross profit as a percentage of revenue was 54.0% compared to 55.0% in the prior year period. Cost of goods sold included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $ 17.0 million for the six months ended March 31, 2014 compared to amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $18.2 million for the six months ended March 31, 2013. Excluding these amounts, cost of goods sold as a percentage of revenue was 43.0% for the six months ended March 31, 2014 compared to 41.7% six months ended March 31, 2013, and therefore gross profit as a percentage of revenue was 57.9% compared to 58.3% in the prior-year period. The slight decrease in gross profit margin compared with the six months ended March 31, 2013 was mainly due to product and regional mix, including the impact of foreign exchange rate fluctuations due to strengthening of the Euro and the weakening of certain other major currencies, especially the Yen, Australian Dollar, and Brazilian Real, all of which were partly offset by production cost reductions in Euro markets.

Gross Profit

We use gross profit, excluding the impacts of the MDP Transaction and the Exchange, to monitor segment performance. By segment, gross profit developed in the six months ended March 31, 2014 compared to the six months ended March 31, 2013 as follows: Instruments increased 7.4%, CAD/CAM Systems increased 6.5%, Treatment Centers increased 3.7%, and Imaging Systems increased by 2.9%. The gross profit margins of all segments were negatively impacted by unfavorable foreign exchange fluctuations.

The CAD/CAM segment gross profit benefited from the strong increase in sales; however, gross profit margin was below the prior year. The decrease in gross profit margin was mainly driven by product mix, due to an increasing share of Omnicam sales from the delivery of trade-ups. The Imaging Systems segment gross profit benefited from a strong increase in sales; whereas, gross profit margin was driven by product mix within the extra-oral product lines and price concessions in certain international markets, partly offset by cost reductions. The increase in the Treatment Center segment gross profit and gross profit margin was driven by increased volume and an improvement in regional and product mix. Gross profit and gross profit margin for the Instruments segment were below the prior-year level. The decrease in gross profit margin was mainly driven by increased sales in the price-volume category and production inefficiencies, partly offset by increased sales in the hygiene category. For more information, see Note 7 to our condensed consolidated financial statements for revenues and gross profit by segment for each of the fiscal periods under report.

Selling, General and Administrative

For the six months ended March 31, 2014, SG&A expense was $175.2 million, an increase of $4.8 million, or 2.8%, as compared with the six months ended March 31, 2013.

SG&A expenses for the six months ended March 31, 2014 included $2.3 million for the CFO Transition, amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $1.2 million, and other non-cash share-based compensation expense in the amount of $6.4 million.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SG&A expense for the six months ended March 31, 2013 included $7.3 million for the Transition Agreement with the former Chairman and CEO, which includes a $3.8 million non-cash charge for the modification of share-based awards, amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $1.2 million, and other non-cash share-based compensation expense in the amount of $8.2 million.

Excluding the above amounts, as a percentage of revenue, SG&A expense was 28.4% for the six months ended March 31, 2014, as compared with 29.1% for the six months ended March 31, 2013.

Research and Development

R&D expense for the six months ended March 31, 2014, was $31.5 million, an increase of $2.3 million. The increase is mainly driven by the timing of projects.

R&D expense included non-cash share-based compensation expense in the amount of $0.1 million for the six months ended March 31, 2013. Excluding this amount, as a percentage of revenue, R&D expense remained steady at 5.4% for the six months ended March 31, 2014 and the six months ended March 31, 2013.

Net Other Operating Income

Net other operating income for the six months ended March 31, 2014 compared to the six months ended March 31, 2013 was as follows:

Net Other Operating Income (Loss)	Six months ended
	March 31,
(In millions)	2014	2013
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$5.0	$5.0
Gain (loss) from patent infringement settlement	-	4.4
Net other operating income (loss)	$5.0	$9.4

The gain from patent settlement for the six months ended March 31, 2013 , represents amounts received for past lost profits in an out-of-court settlement of a patent defense suit in the normal course of business.

Gain (Loss) on Foreign Currency Transactions

The loss on foreign currency transactions for the six months ended March 31, 2014 amounted to $0.6 million and compares to a loss of $6.0 million for the six months ended March 31, 2013. The components of these results are as follows:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gain (Loss) on Foreign Currency Transactions	Six months ended
	March 31,
(In millions)	2014	2013
Unrealized non-cash foreign exchange gain (loss) from translation adjustment of deferred income related to the Patterson exclusivity payment	$0.8	$(0.3)
Unrealized non-cash foreign exchange gain (loss) on short-term intra-group loans	1.2	(0.8)
Gain (loss) on other foreign currency transactions (1)	(2.6)	(4.9)
Gain (Loss) on Foreign Currency Transactions	$(0.6)	$(6.0)

(1) For the six months ended March 31, 2014, the loss on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by the fluctuations between the Yen/Euro, Euro/U.S. Dollar, and Real/Euro exchange rates. For the six months ended Marc h 31, 2013, the gain on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by fluctuations in the Euro/U.S. Dollar exchange rate.

Gain (Loss) on Derivative Instruments

The loss of $0.9 million on derivative instruments for the six months ended March 31, 2014 compared to a loss of $1.2 million for the six months ended March 31, 2013. In both periods, these amounts related to unrealized non-cash gains and losses on foreign currency hedges.

Interest Expense, Net

Net interest expense for the six months ended March 31, 2014, was $1.7 million, compared to $1.8 million for the six months ended March 31, 2013.

Income Tax Provision

For the six months ended March 31, 2014 and 2013, Sirona recorded a profit before income taxes of $108.4 million and $96.7 million, respectively. The income tax provision for the six months ended March 31, 2014 and 2013, was $25.5 million and $25.4 million, respectively. The estimated effective tax rate applied for the first six months of fiscal year 2014 was 23.5% and compares to an estimated effective tax rate of 24.0% (which excludes the effect from the local German tax rate increase described below) applied for the first six months of fiscal 2013 and an effective tax rate of 23.7% in fiscal year 2013. The income tax provision as of March 31, 2013, included the effect from a local trade tax increase at our principal German operations, which was enacted in and effective beginning in the first quarter of fiscal year 2013. This tax rate change resulted in a tax expense of $2.2 million, primarily from a non-cash remeasurement of deferred tax assets and liabilities. The estimated effective tax rate is primarily driven by the expected mix of earnings across different countries.

Net Income

Net income for the six months ended March 31, 2014 was $82.9 million, an increase of $11.6 million, as compared with the six months ended March 31, 2013. Major influencing factors on net income were:

•	the increase in gross profit, mainly due to increased sales;
•	an increase in SG&A expense due to the expanded global sales and service infrastructure, expenses related to the CFO transition, and foreign exchange rate fluctuations; and
•	additional net losses from foreign currency balance sheet exposure and derivative instruments.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the six months ended March 31, 2014 included amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations (i.e. the Exchange and the MDP Transaction - deal related amortization and depreciation) of $18.3 million ($14.0 million net of tax), a foreign currency gain on the deferred income from the Patterson exclusivity payment of $0.8 million ($0.6 million net of tax), and a gain on the revaluation of short-term intra-group loans of $1.2 million ($0.9 million net of tax).

Sirona’s net income for the six months ended March 31, 2013 included :

—	a gain from a patent infringement settlement;
—	an increase in SG&A expense due to the expenses related to the Transition Agreement for the former Chairman and CEO of $7.3 million, which included a $3.8 million non-cash charge for the modification of share-based awards, and expenses related to the IDS of $3.5 million;
—	losses in the total amount of $7.2 million from foreign currency transactions and derivative instruments;
—	deal related amortization and depreciation of assets acquired in past business combinations of $19.4 million ($14.7 million net of tax);
—	a currency revaluation loss on the Patterson exclusivity payment of $0.3 million ($0.2 million net of tax);
—	a loss on the revaluation of short-term intra-group loans of $0.8 million ($0.6 million net of tax); and
—	the effect from a non-cash remeasurement of deferred tax assets and liabilities resulting from a local trade tax rate increase at our principal German operations of $2.2 million.

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

Cash and cash equivalents of $144.1 million held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

On November 14, 2011, the Company entered into a new senior facilities agreement (the “New Senior Facilities Agreement’) with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors, and as of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. Initial borrowings under the New Senior Facilities Agreement were used to retire the outstanding borrowings under the Company's previous credit facilities. Please see “New Senior Facilities Agreement” within this section and Note 13 to our unaudited condensed consolidated financial statements included in this report for a complete description of this New Senior Facilities Agreement.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to Consolidated Adjusted EBITDA, determined on the basis of the last twelve months, of no more than 3.00 to 1. The Company is required to determine its compliance with the covenants as of September 30 and March 31. As of March 31, 2014, the most recent period for which this ratio was calculated, the Company was in compliance.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows

Cash Flows	Six months ended
	March 31,		Change
(In millions, except for percent amounts)	2014	2013	absolute	%
Net cash provided by (used in) OPERATING activities	$78.9	$89.8	$(10.9)	(12.1%)
Net cash provided by (used in) INVESTING activities	(60.9)	(57.2)	(3.7)	(6.5%)
Net cash provided by (used in) FINANCING activities	(5.7)	(26.0)	20.3	78.1%
Increase (decrease) in cash during the period	$12.3	$6.6	$5.7	86.4%

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $78.9 million for the six months ended March 31, 2014 compared to $89.8 million for the six months ended March 31, 2013, or a decrease of $10.9 million despite an increase of $11.6 million in net income.

In the first six months of fiscal 2013, the Company recorded favorable impacts from taxes in the amount of $1.5 million; whereas, for the first six months of fiscal 2014, the net impact of tax-related items was unfavorable in the amount of $8.1 million. The first six months of fiscal 2013 was favorably impacted by the acquisition of a technology company and the impacts of the trade tax rate increase at our primary facility in Bensheim. Derivative instrument and foreign currency transactions resulted in $5.7 million fewer favorable adjustments to reconcile net income to net cash provided by operating activities in the first six months of fiscal 2014 compared to the same period in fiscal 2013. Lower current-period share-based compensation also resulted in $2.0 million less favorable adjustments versus the same prior-year period. Receivables and inventories increased by $2.5 million more in fiscal 2014 . Changes in trade accounts payable and other assets and liabilities were $ 3.8 million less favorable. The remaining changes only had a minor impact on the decrease in net cash provided by operating activities.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions and long-lived asset disposals.

Net cash used in investing activities was $60.9 million for the six months ended March 31, 2014 compared to $57.2 million for the six months ended March 31, 2013, or an increase of $3.7 million.

The primary contributors to the investing cash outflow in the six months ended March 31, 2014 were (i) the acquisition of the main administrative building in Bensheim, Germany for $26.7 million, (ii) the completion of the expansion of the new instruments manufacturing facility in Bensheim, Germany, and (iii) capital expenditures in the course of normal operating activities. For the six months ended March 31, 2013, net cash used in investing activities represented (i) the acquisition of a technology company for $35.0 million, and (ii) capital expenditures in the course of normal operating activities.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $5.7 million for the six months ended March 31, 2014, compared to net cash used in financing activities of $26.0 million for the six months ended March 31, 2013, or a decrease of $20.3 million. The year-over-year decrease was mainly driven by $17.7 million fewer purchases of treasury shares in the first six months of 2014 and $1.8 million higher proceeds from shares issued under share based compensation plans.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2014. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

PART II

ITEM 1. LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.        RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The number and average price of shares repurchased during the three months ended March 31, 2014 are set forth in the table below:

Issuer Purchase of Equity Securities
(In millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 - January 31, 2014	23,060	69.27	23,060	86.1
February 1 - February 28, 2014	9,643	69.84	9,643	85.5
March 1 - March 31, 2014	44,310	74.09	44,310	82.2
Total purchases in the period	77,013		77,013

(1)	In May 2013, the Company’s Board of Directors announced a stock repurchase program (the “2013 Program”) to purchase up to an additional aggregate of $100 million of its common stock in open market or privately-negotiated transactions effective through June 2016. The Company is not obligated to acquire any particular amount of common stock and may suspend the program at any time at its discretion without prior notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

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

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended March 31, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013, (iv) Consolidated Statements of Changes in Shareholders' Equity for the six months ended March 31, 2014 and 2013, and (v) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2014

Sirona Dental Systems, Inc.

By:	/s/ Ulrich Michel
Ulrich Michel, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly authorized signatory)