Form 10-Q
period 2014-06-30
SIRONA DENTAL SYSTEMS, INC.
filed 2014-08-08
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

Yes ☐ No ☑

As of July 31, 2014, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 57,763,784.

FORWARD-LOOKING STATEMENTS

This Form 10-Q Quarterly Report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans” and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. All forward looking statements speak only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

SIRONA DENTAL SYSTEMS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2014

ii

PART I

FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

		Three months ended		Nine months ended
		June 30,		June 30,
(In millions, except for share and per share amounts) (Unaudited)	Notes	2014	2013	2014	2013
REVENUE		$299.7	$283.2	$881.1	$822.9
Cost of goods sold		(132.1)	(131.7)	(399.3)	(374.8)
GROSS PROFIT		167.6	151.5	481.8	448.1
Selling, general and administrative expense		(88.1)	(79.8)	(263.3)	(250.2)
Research and development expense		(16.6)	(15.7)	(48.1)	(44.9)
Net other operating income (loss)	4	4.4	2.5	9.4	11.9
OPERATING INCOME		67.3	58.5	179.8	164.9
Gain (loss) on foreign currency transactions		2.2	(4.5)	1.6	(10.5)
Gain (loss) on derivative instruments	5	(0.5)	0.9	(1.4)	(0.3)
Interest income (expense)		(0.7)	(0.8)	(2.4)	(2.6)
Other income (expense)		(0.6)	(0.3)	(1.5)	(1.0)
INCOME BEFORE TAXES		67.7	53.8	176.1	150.5
Income tax benefit (expense)	6	(15.9)	(12.9)	(41.4)	(38.3)
NET INCOME		51.8	40.9	134.7	112.2
Net (income) loss attributable to noncontrolling interests		(0.3)	(0.3)	(1.7)	(1.6)
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.		$51.5	$40.6	$133.0	$110.6

INCOME PER SHARE (attributable to Sirona Dental Systems, Inc. common shareholders)	7
Basic		$0.93	$0.74	$2.41	$2.01
Diluted		$0.92	$0.72	$2.37	$1.96
Weighted average shares - basic		55,362,620	55,002,236	55,251,782	55,053,713
Weighted average shares - diluted		56,238,076	56,220,901	56,201,358	56,330,052

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

		Three months ended		Nine months ended
		June 30,		June 30,
(In millions) (Unaudited)	Notes	2014	2013	2014	2013
NET INCOME		$51.8	$40.9	$134.7	$112.2
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	9
Cumulative translation adjustment		(9.8)	16.0	7.9	9.1
Derivative financial hedging instruments		0.1	0.4	0.3	0.7
Unrecognized elements of pension cost		(0.2)	0.1	(0.1)	(0.1)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		(9.9)	16.5	8.1	9.7
TOTAL COMPREHENSIVE INCOME (LOSS)		41.9	57.4	142.8	121.9
Comprehensive (income) loss attributable to noncontrolling interests		(0.3)	(0.3)	(1.7)	(1.4)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS		$41.6	$57.1	$141.1	$120.5

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

		June 30,	September 30,
(In millions, except for share and par value amounts) (Unaudited)	Notes	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$297.0	$241.7
Restricted cash		0.8	0.7
Accounts receivable, net of allowance for doubtful accounts		171.9	145.2
of $2.0 and $1.6, respectively
Inventories, net	10	132.2	109.2
Deferred tax assets	6	31.3	31.4
Prepaid expenses and other current assets		28.1	32.6
Income tax receivable	6	2.3	2.3
TOTAL CURRENT ASSETS		663.6	563.1
Property, plant and equipment, net of accumulated depreciation		230.3	182.7
of $ 175.0 and $156.7, respectively
Goodwill		677.3	672.1
Intangible assets, net of accumulated amortization		276.7	301.7
of $534.6 and $503.1, respectively
Other non-current assets		4.4	5.6
Deferred tax assets	6	17.4	13.2
TOTAL ASSETS		$1,869.7	$1,738.4

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable		$65.0	$73.2
Short-term financial liabilities		1.5	0.4
Income taxes payable	6	8.3	9.3
Deferred tax liabilities	6	2.5	0.7
Accrued liabilities and deferred income		166.7	162.5
TOTAL CURRENT LIABILITIES		244.0	246.1
Long-term financial liabilities		78.0	75.0
Deferred tax liabilities	6	125.3	131.5
Other non-current liabilities		27.6	27.4
Pension related provisions		66.7	66.0
Deferred income		27.5	34.4
TOTAL LIABILITIES		569.1	580.4

SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized;		0	0
none issued and outstanding)
Common stock ($0.01 par value; 95,000,000 shares authorized;		0.6	0.6
57,760,075 shares issued; 55,348,356 shares outstanding at Jun. 30, 2014; 57,213,615 shares issued; 54,999,436 shares outstanding at Sept. 30, 2013
Additional paid-in capital		690.3	674.2
Treasury stock, at cost		(126.8)	(112.0)
2,411,719 shares held at cost at Jun. 30, 2014; 2,214,179 shares held at cost at Sept. 30, 2013
Retained earnings		717.2	584.2
Accumulated other comprehensive income (loss)	9	16.7	8.6
TOTAL SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS' EQUITY		1,298.0	1,155.6
NONCONTROLLING INTERESTS		2.6	2.4
TOTAL SHAREHOLDERS' EQUITY		1,300.6	1,158.0
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY		$1,869.7	$1,738.4

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	June 30,
(In millions) (Unaudited)	2014	2013
OPERATING ACTIVITIES
NET INCOME	$134.7	$112.2
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	56.5	55.5
(Gain) loss on derivative instruments and foreign currency transactions	(0.2)	10.8
Deferred income taxes	(9.6)	1.9
Share-based compensation expense	8.6	10.7
Other adjustments	(1.5)	0.5
TOTAL ADJUSTMENTS TO RECONCILE NET INCOME TO OPERATING CASH FLOWS	53.8	79.4
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	(26.4)	21.3
Inventories	(24.8)	(31.8)
Trade accounts payable	(9.1)	5.3
Other current and non-current assets	5.3	(11.3)
Other current and non-current liabilities	(2.1)	(6.6)
Current income taxes	(0.9)	(8.4)
EFFECT OF CHANGES IN ASSETS AND LIABILITIES ON OPERATING CASH FLOWS	(58.0)	(31.5)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	130.5	160.1
INVESTING ACTIVITIES
Investment in property, plant and equipment	(74.5)	(35.6)
Proceeds from sale of property, plant and equipment	0.6	0.1
Purchase of intangible assets	(0.1)	-
Acquisition of business, net of cash acquired	-	(35.0)
Sale of business, net of cash sold	11.5	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(62.5)	$(70.5)

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	June 30,
(In millions) (Unaudited)	2014	2013
FINANCING ACTIVITIES
Repayments of short-term and long-term debt	$-	$(0.1)
Purchase of treasury stock	(14.8)	(36.0)
Purchase of shares from noncontrolling interest	-	(1.4)
Dividend distributions to noncontrolling interest	(1.5)	(1.4)
Common shares issued under share based compensation plans	6.7	5.8
Tax effect of common shares issued under share based compensation plans	(3.5)	(1.1)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13.1)	(34.2)
CHANGE IN CASH AND CASH EQUIVALENTS	54.9	55.4
Effect of exchange rate change on cash and cash equivalents	0.4	(0.6)
Cash and cash equivalents at beginning of period	241.7	151.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$297.0	$205.9

SUPPLEMENTAL INFORMATION
GENERAL
Interest paid	$2.3	$2.3
Interest capitalized	0.3	0.1
Income taxes paid	46.6	49.6

ACQUISITION OF BUSINESS
Current assets	$-	$5.2
Non-current assets	-	61.2
Current liabilities	-	(7.8)
Non-current liabilities	-	(12.0)
	-	46.6
Cash paid	-	(36.7)
Settlement of balances	-	(4.5)
Fair value of liabilities incurred	$-	$5.4

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

In the opinion of management, all adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2014, and the results of operations and cash flows for the nine months ended June 30, 2014 and 2013, respectively, as applicable to interim periods have been made. The results of operations for the nine months ended June 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

2.          ACCOUNTING STANDARDS ISSUED

Changes to accounting principles generally accepted in the United States (“U.S. GAAP”) are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”). The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined

 SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

to be either (i) not applicable, (ii) are expected to have a minimal impact on our consolidated financial statements, or (iii) their adoption had an immaterial impact on our consolidated financial statements.

Adopted

There were no ASUs adopted during the current period, which had a material impact on our consolidated financial statements.

Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides updated guidance on revenue recognition principles that will supersede most current conceptual and industry-specific revenue recognition guidance and thus enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The key principle of this updated guidance is that entities should recognize revenue to depict the transfer of goods or services to customers at an amount reflecting the consideration expected in exchange for those goods or services. The new guidance prescribes a five-step analysis of transactions to determine how and when to recognize revenue. In addition, the new guidance provides for capitalization of certain costs of obtaining or fulfilling a contract with a customer as well as enhanced disclosure requirements to enable a better understanding of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2016, which corresponds to the Company’s fiscal year beginning October 1, 2017, with early adoption not permitted. The new guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are evaluating the expected impact of adoption on our consolidated financial statements.

3.          EMPLOYEE SHARE-BASED COMPENSATION

ASC 718, Compensation – Stock Compensation, requires that all share based compensation arrangements, including grants of stock option awards to employees, be recognized based on the estimated fair value of the share-based payment award.

Equity Incentive Plan

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, restricted stock shares, RSU’s, and PSU’s. The 2006 Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of June 30, 2014, 501,037 shares were available for future grant under the 2006 Plan.

Restricted and Performance-Based Stock Units

In the nine months ended June 30, 2014, the Company granted 161,835 RSU’s and 43,466 PSU’s with an average value of $67.81, representing the average of closing prices of the Company’s common stock at grant dates.

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

 SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

In the nine months ended June 30, 2014, the Company granted 224,565 stock options with a weighted average exercise price of $67.77 and weighted average fair value of $21.28 at the grant date. Grants generally vest over four years. All grants expire ten years after the date of the grant.

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

Black-Scholes Assumptions	Nine months ended	Year ended
	June 30,	September 30,
	2014	2013
Expected Volatility	33.27%	38.23%
Risk-free rate	1.35%	0.70%
Expected term	5 years	5 years
Expected dividends	-	-

Compensation Costs

The following table summarizes compensation expense charged to income for stock-based compensation and additional information for the three and nine months ended June 30, 2014:

Compensation Expense	Three months ended		Nine months ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Compensation expense (1), (2)	$2.8	$2.3	$9.2	$10.7

(1) For the first nine months of fiscal year 2014, this included a compensation charge of $0.9 for share-based awards in connection with the CFO Transition.
(2) For the first nine months of fiscal year 2013, this includes a compensation charge of $3.8 for the modification of share based awards in connection with the Transition Agreement for the former CEO and Chairman.

 SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted and Performance-Based Stock Unit Activity

The following is a summary of Sirona’s RSU and PSU activity for the nine months ended June 30, 2014:

RSU and PSU Activity	Nine months ended
	June 30,
	2014

	Restricted stock units		Performance-based stock units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	570,928	$46.37	13,000	$36.78
Granted	161,835	68.13	43,466	66.63
Vested	(201,269)	39.47	(13,000)	36.78
Forfeited	(32,663)	51.51	(900)	66.64
Outstanding at end of period	498,831	$55.88	42,566	$66.63

Stock Option Activity

The following is a summary of Sirona’s stock option activity for the nine months ended June 30, 2014:

Stock Option Activity	Nine months ended
	June 30,
	2014
	Number of options	Weighted average exercise price
Outstanding at beginning of period	1,778,102	$21.93
Granted	224,565	67.77
Exercised	(393,298)	16.69
Forfeited	(35,025)	54.06
Outstanding at end of period	1,574,344	$29.06

thereof vested and exercisable	1,193,383

4.          NET OTHER OPERATING INCOME (LOSS)

The components of net other operating income (loss) for the periods under report are as follows:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net Other Operating Income (Loss)	Three months ended		Nine months ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5	$7.5	$7.5
Gain from patent infringement settlement (1)	-	-	-	4.4
Other miscellaneous gain (loss) (2)	1.9	-	1.9	-
Net other operating income (loss)	$4.4	$2.5	$9.4	$11.9

(1) The gain from patent infringement settlement for the nine months ended June 30, 2013, represents amounts received for past lost profits in an out-of-court settlement of a patent defense suit in the normal course of business.
(2) The other miscellaneous gain for the three months ended June 30, 2014, represents a gain on disposal of certain business assets.

5.          DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

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

Cash Flow Hedges

Interest Rate

The Company uses interest rate swaps to convert a portion of its debt's variable interest rate to a fixed interest rate. Interest rate swaps have been established for 100% of the interest for the Facility A Term Loan under the Senior Facilities Agreement until November 2016. The interest rate swaps fix the LIBOR element of interest payable on 100% of the principal amount of the Facility A Term Loan for defined three month interest periods over the entire term of the loan. The defined interest rates fixed for each three month interest period range from 1.270% to 1.285%. Settlement of the swaps is required on a quarterly basis. These swaps are designated as hedging instruments under ASC 815. These instruments were immaterial for all periods under report. The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments.

Foreign Currency

The Euro is the functional currency for many of Sirona’s subsidiaries, including its primary sales and manufacturing operations in Germany. During the periods under review, the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results. In order to hedge portions of the transactional

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

exposure to fluctuations in exchange rates, based on forecasted and firmly-committed cash flows, Sirona enters into foreign exchange forward contracts (currently: USD, AUD, and JPY). These forward foreign currency contracts are intended to reduce short-term effects of changes in exchange rates. The Company enters into forward contracts that are considered to be economic hedges but which are not considered hedging instruments under ASC 815. As of June 30, 2014, these contracts had notional amounts totaling $59 million. These agreements are relatively short-term (generally not exceeding six months).

The fair value carrying amount of the Company's derivative instruments at June 30, 2014 is described in Note 12 Fair Value Measurements.

The following tables summarize the impact of gains and losses from the fair value changes of the Company’s derivative instruments reported in our condensed consolidated statements of income for the periods under report:

Derivatives Not Designated as Hedging Instruments
Amount of Gain (Loss) Recognized in Income on Derivative Instruments	For the three months ended		For the nine months ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013	Affected Line Item in the Statement of Income
Foreign exchange contracts	$(0.5)	$0.9	$(1.4)	$(0.3)	Gain (loss) on derivative instruments, net

6.          INCOME TAXES

For the first nine months of fiscal year 2014, an estimated effective tax rate of 23.5% has been applied. The income tax provision for the first nine months ended June 30, 2014, was $ 41.4 million. For the first nine months of fiscal year 2013, a 24.0% estimated effective tax rate was applied. Additionally, a tax expense was recorded for $2.2 million from a non-cash remeasurement of deferred tax assets and liabilities resulting from a local trade tax rate increase at our principal German operations, which was enacted and was effective in the first quarter of fiscal year 2013. Excluding this amount, the effective tax rate for fiscal year 2013 was 23.7%.

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

The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of June 30, 2014, it remained management’s intention to continue to indefinitely reinvest such earnings

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

in foreign operations. In making this determination, the Company also evaluates its expected cash requirements in the United States. These earnings relate to ongoing operations and, as of June 30, 2014, the approximate amount of undistributed foreign earnings amounted to $521 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

7.          INCOME PER SHARE

The computation of basic and diluted income per share is as follows:

Income per Share	Three months ended		Nine months ended
	June 30,		June 30,
(In millions, except share and per share amounts)	2014	2013	2014	2013
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$51.5	$40.6	$133.0	$110.6

Weighted average shares outstanding - basic	55,362,620	55,002,236	55,251,782	55,053,713
Dilutive effect of stock-based compensation (1)	875,456	1,218,665	949,576	1,276,339
Weighted average shares outstanding - diluted	56,238,076	56,220,901	56,201,358	56,330,052

Net income per share
Basic	$0.93	$0.74	$2.41	$2.01
Diluted	$0.92	$0.72	$2.37	$1.96

(1) There were no stock options excluded from the computation of diluted earnings per share for the periods under report.

8.          SEGMENT REPORTING

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Segment Performance	Three months ended		Nine months ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Revenue External
Dental CAD/CAM Systems	$109.3	$102.9	$324.0	$302.1
Imaging Systems	109.1	100.2	302.9	280.8
Treatment Centers	51.2	53.7	162.6	161.8
Instruments	30.1	26.4	91.6	78.2
Total	$299.7	$283.2	$881.1	$822.9

Segment performance measure (gross profit)
Dental CAD/CAM Systems	$75.3	$70.1	$221.6	$207.5
Imaging Systems	65.8	57.3	177.0	165.4
Treatment Centers	19.8	21.6	64.5	64.7
Instruments	12.9	10.7	37.6	33.7
Total Segments	173.8	159.7	500.7	471.3

Reconciliation of the Results of the Segment Performance Measure to the Consolidated Statements of
Income

The following table provides a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three and nine months ended June 30, 2014 and 2013 are due to the impact of purchase accounting and certain other corporate items. These effects are not included in the segment performance measure as the Company does not believe these to be representative of the performance of each segment.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reconciliation of Segment Performance Measure to Consolidated Statement of Income	Three months ended		Nine months ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Consolidated revenue	$299.7	$283.2	$881.1	$822.9
Segment performance measure (gross profit)
Total segments	173.8	159.7	500.7	471.3
Differences management reporting vs. U.S. GAAP (including step-up depreciation and amortization and certain other corporate items)	(6.2)	(8.2)	(18.9)	(23.2)
Consolidated gross profit	167.6	151.5	481.8	448.1
Selling, general and administrative expense	(88.1)	(79.8)	(263.3)	(250.2)
Research and development expense	(16.6)	(15.7)	(48.1)	(44.9)
Net other operating income (loss)	4.4	2.5	9.4	11.9
Gain (loss) on foreign currency transactions	2.2	(4.5)	1.6	(10.5)
Gain (loss) on derivative instruments	(0.5)	0.9	(1.4)	(0.3)
Interest income (expense)	(0.7)	(0.8)	(2.4)	(2.6)
Other income (expense)	(0.6)	(0.3)	(1.5)	(1.0)
Income before taxes	$67.7	$53.8	$176.1	$150.5

Concentration of Revenue

A substantial portion of our revenue comes from two distributors accounting for more than 10% of revenues. Patterson Companies, Inc. (“Patterson”) and Henry Schein, Inc. (“Henry Schein”) accounted for revenues and accounts receivable for the three and nine months ended June 30, 2014 compared to the three and nine months ended June 30, 2013 as shown in the table below. These revenues were earned across all segments, with a significant portion of revenues with Patterson being earned in the CAD/CAM and Imaging segments. No other customer accounted for more than 10% of revenues.

Concentration of Revenue	Three months ended		Nine months ended
	June 30,		June 30,
(In millions, except for percent amounts)	2014	2013	2014	2013
Top Customers
Revenues
Patterson Dental Company, Inc.	36%	38%	33%	35%
Henry Schein, Inc.	13%	13%	13%	14%
Total of customers > 10% revenues	49%	51%	46%	49%

Accounts Receivable
Patterson Dental Company, Inc.			$75.1	$43.4
Henry Schein, Inc.			14.2	12.2
Total Accounts Receivable of customers > 10% revenues			$89.3	$55.6

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components and development of accumulated other comprehensive income (loss) for the periods under report are as follows:

Accumulated Other Comprehensive Income (Loss)	Three months ended
	June 30,
	2014
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$20.6	$6.5	$(0.5)	$26.6
Current increase (decrease)	(9.8)	(0.2)	-	(10.0)
Income tax (expense) benefit	-	-	0.1	0.1
Balance at end of period	10.8	6.3	(0.4)	16.7
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$10.8	$6.3	$(0.4)	$16.7

Accumulated Other Comprehensive Income (Loss)	Three months ended
	June 30,
	2013
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$(40.7)	$5.3	$(1.0)	$(36.4)
Current increase (decrease)	16.0	0.2	0.7	16.9
Income tax (expense) benefit	-	(0.1)	(0.3)	(0.4)
Balance at end of period	(24.7)	5.4	(0.6)	(19.9)
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(24.7)	$5.4	$(0.6)	$(19.9)

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)	Nine months ended
	June 30,
	2014
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$2.9	$6.4	$(0.7)	$8.6
Current increase (decrease)	7.9	(0.1)	0.2	8.0
Income tax (expense) benefit	-	-	0.1	0.1
Balance at end of period	10.8	6.3	(0.4)	16.7
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$10.8	$6.3	$(0.4)	$16.7

Accumulated Other Comprehensive Income (Loss)	Nine months ended
	June 30,
	2013
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$(34.0)	$5.5	$(1.3)	$(29.8)
Current increase (decrease)	9.1	-	1.2	10.3
Income tax (expense) benefit	-	(0.1)	(0.5)	(0.6)
Balance at end of period	(24.9)	5.4	(0.6)	(20.1)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(0.2)	-	-	(0.2)
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(24.7)	$5.4	$(0.6)	$(19.9)

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.        INVENTORIES, NET

The components of net inventories for the periods under report are as follows:

Inventories	June 30,	September 30,
(In millions)	2014	2013
Finished goods	$94.9	$72.6
Work in progress	14.0	14.4
Raw materials	40.8	37.5
Inventories, gross	149.7	124.5
Inventory reserve	(17.5)	(15.3)
Inventories, net	$132.2	$109.2

11.        PRODUCT WARRANTY

The following table provides the components of and changes in the product warranty accrual for the periods under report:

Product Warranty	Three months ended		Nine months ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Balance at beginning of the period	$10.0	$8.7	$9.7	$8.5
Accruals for warranties issued	5.1	5.1	15.6	14.3
Warranty settlements made	(5.9)	(4.2)	(16.3)	(13.2)
Translation adjustment	(0.1)	0.1	0.1	0.1
Balance at end of the period	$9.1	$9.7	$9.1	$9.7

12.        FAIR VALUE MEASUREMENTS

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis for the periods under report:

Assets and Liabilities Measured at Fair Value - Recurring Basis	June 30,
	2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(In millions)		Foreign Exchange
Assets
Cash Equivalents (money market funds)	$123.2	$-	$-	$123.2
Derivative Assets	-	0.1	-	0.1
Liabilities
Derivative Liabilities	-	(0.6)	-	(0.6)
Business Combination-related liabilities	-	-	(14.3)	(14.3)
Total	$123.2	$(0.5)	$(14.3)	$108.4

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and Liabilities Measured at Fair Value - Recurring Basis	September 30,
	2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(In millions)		Foreign Exchange
Assets
Cash Equivalents (money market funds)	$31.3	$-	$-	$31.3
Derivative Assets	-	0.9	-	0.9
Liabilities
Derivative Liabilities	-	(0.1)	-	(0.1)
Business Combination-related liabilities	-	-	(13.4)	(13.4)
Total	$31.3	$0.8	$(13.4)	$18.7

The change in the fair value of the business acquisition-related liabilities was $0. 9 million for the period under report, and a total for all acquisitions of $0.4 million and $1.1 million was recorded in other income (expense) in the income statement for the three and nine months ended June 30, 2014, respectively.

In the Company’s June 30, 2014 and September 30, 2013 Condensed Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

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

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Except as otherwise indicated or unless context otherwise requires, the terms “Sirona”, the “Company”, “we”, “us”, and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide the reader of our financial statements with a narrative, from the perspective of our management, on our business, financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year.

Our MD&A should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this report and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Actual results and the timing of certain events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in “Operations Review” in this Item and elsewhere in this Report.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW OF SIRONA’S BUSINESS AND PERFORMANCE

Business

Sirona is the leading global manufacturer of high-quality, technologically-advanced dental equipment, and is focused on developing, manufacturing, and marketing innovative systems and solutions for dentists around the world. The Company is uniquely positioned to benefit from several trends in the global dental industry, such as technological innovation, increased use of CAD/CAM systems in restorative dentistry, the shift to digital imaging, favorable demographic trends, and growing patient focus on dental health and cosmetic appearance. The Company’s headquarters is in Long Island City, New York, and its largest facility is located in Bensheim, Germany.

Sirona has a long tradition of innovation in the dental industry. The Company introduced the first dental electric drill approximately 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (CAD/CAM) system 28 years ago, and numerous other significant innovations in dentistry. Sirona continues to make significant investments in research and development (“R&D”), and its track record of innovative and profitable new products continues today. Sirona has the broadest product portfolio in the industry and is capable of fully outfitting and integrating a dental practice.

The majority of our revenues derive from the manufacture and sale of dental equipment. In addition, we also provide sales and after-sales service support to dentists and distributors through our growing sales and service infrastructure.

Sirona manages its commercial operations on both a product and geographic basis and maintains four segments: 1) Dental CAD/CAM Systems, 2) Imaging Systems, 3) Treatment Centers, and 4) Instruments. Products from each category are marketed in all geographical sales regions.

The Company’s business has grown substantially in the past several years, driven by numerous high-tech product introductions, a continued expansion of its global sales and service infrastructure, strong relationships with key distribution partners, namely Patterson and Henry Schein, and an international dealer network.

Current Performance at a Glance

The following is a synopsis of our performance for the nine months ended June 30, 2014:

•	Revenue: For the nine months ended June 30, 2014, we reported revenue growth of 7.1%. On a Constant Currency basis, total revenues were up 3.9% over a strong first nine months in fiscal year 2013, where revenues grew 11.4% Constant Currency. We continue to experience solid growth in demand for our CAD/CAM and Imaging products. Instruments is the strongest growing segment so far this year benefitting from our new state-of-the-art manufacturing facility in Bensheim, Germany. Treatment Centers saw a slight decline in demand against a very strong prior year with the last edition of the M1+. Geographically, growth was mainly driven by the U.S. and increased success of our expanded international sales and services infrastructure, led by Japan and China.
•	Operating Income: Gross profit increased by $ 33.7 million, representing a slight improvement in gross profit margins to 54.7% (prior year period: 54.5%). We continue to invest in the expansion of our sales and service infrastructure in key markets and in research and development for new products and services. Overall, SG&A expenses increased $ 13.1 million, while R&D expenses increased $ 3.2 million. Operating income grew $14.9 million , or 9.0%, compared to the same period last year.
•	Net Income: Net income attributable to Sirona shareholders was $ 133.0 million, an increase of $22. 4 million , or 20.3%, over the prior year.
•	Cash Position: At June 30, 2014, the Company had cash and cash equivalents of $297.0 million and total debt of $79.5 million, resulting in net cash of $217.5 million, or an increase of $51.2 million compared to September 30, 2013.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Factors Affecting Our Operating Performance

Foreign Currency Fluctuations

Although the U.S. Dollar is Sirona’s reporting currency, it conducts its business in many currencies, and its functional currencies vary depending on the country of operation. For the nine months ended June 30, 2014, Sirona’s revenues denominated in Euro, U.S. Dollar, and a number of other currencies (most importantly: Japanese Yen, Chinese Yuan Renminbi, Australian Dollar, and Brazilian Real) represented approximately 42%, 35%, and 23%, respectively. Sirona’s operating expenses denominated in Euro, U.S. Dollar, and a number of other currencies represented approximately 67%, 17%, and 16%, respectively. Fluctuations in exchange rates impact Sirona’s financial results. The major influencing factor is the U.S. Dollar/Euro exchange rate. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly. Between October 1, 2012 and June 30, 2014, the U.S. Dollar/Euro exchange rate used to calculate items included in Sirona’s financial statements varied from a low of $1.271 to a high of $1.3956. The average exchange rate for the three and nine months ended June 30, 2014, was $1.3715 and $1.3675 respectively and varied from $1.3598 to $1.3807 and from $1.3497 to $1.3826 respectively. For the three and nine months ended June 30, 2013, an average exchange rate converting Euro denominated revenues into U.S. Dollars of $1.3059 and $1.30786 was applied respectively.

Although Sirona does not apply hedge accounting for foreign currency derivatives, it has entered into foreign exchange forward contracts to help mitigate foreign currency exposure. As of June 30, 2014, these contracts had notional amounts totaling $59 million. As these agreements are relatively short-term (generally not exceeding six months) and do not cover all underlying exposures, continued fluctuation in exchange rates could materially affect Sirona’s results of operations.

Loans made to Sirona under the Senior Facilities Agreement entered into on November 14, 2011, are denominated in the functional currency of the respective borrowers. See “Liquidity and Capital Resources” for a discussion of our Senior Facilities Agreement. However, intra-group loans and other intra-group monetary assets and liabilities are denominated in the functional currency of only one of the parties to the agreements. Where intra-group loans are of a long-term investment nature, the potential fluctuations in exchange rates are reflected within other comprehensive income, whereas exchange rate fluctuations for short-term intra-group loans and other short-term intra-group transactions are recorded in the consolidated statements of income. These fluctuations may be significant in any period due to changes in exchange rates, especially between the Euro and the U.S. Dollar.

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

For more detailed information concerning factors affecting our operating results, please refer to “Significant Factors that Affect Sirona’s Results of Operations” in the MD&A section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS REVIEW

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operations Review	Three months ended
	June 30,
	2014		2013		Change
(In millions, except for percent amounts)
REVENUE	$299.7	100.0%	$283.2	100.0%	$16.5	5.8%
Dental CAD/CAM Systems	109.3	36.5%	102.9	36.3%	6.4	6.2%
Imaging Systems	109.1	36.4%	100.2	35.4%	8.9	8.9%
Treatment Centers	51.2	17.1%	53.7	19.0%	(2.5)	(4.7%)
Instruments	30.1	10.0%	26.4	9.3%	3.7	14.0%
COST OF GOODS SOLD	(132.1)	(44.1%)	(131.7)	(46.5%)	(0.4)	0.3%
GROSS PROFIT (1)	167.6	55.9%	151.5	53.5%	16.1	10.6%
Dental CAD/CAM Systems	75.3	68.9%	70.1	68.1%	5.2	7.4%
Imaging Systems	65.8	60.3%	57.3	57.2%	8.5	14.8%
Treatment Centers	19.8	38.7%	21.6	40.2%	(1.8)	(8.3%)
Instruments	12.9	42.9%	10.7	40.5%	2.2	20.6%
Corporate (unallocated)	(6.2)		(8.2)		2.0	(24.4%)
Selling, general and administrative expense	(88.1)	(29.4%)	(79.8)	(28.2%)	(8.3)	10.4%
Research and development	(16.6)	(5.5%)	(15.7)	(5.5%)	(0.9)	5.7%
Net other operating income (expense)	4.4	1.5%	2.5	0.9%	1.9	76.0%
OPERATING INCOME	67.3	22.5%	58.5	20.7%	8.8	15.0%
Gain (loss) on foreign currency transactions, net	2.2	0.7%	(4.5)	(1.6%)	6.7	(148.9%)
Gain (loss) on derivative instruments	(0.5)	(0.2%)	0.9	0.3%	(1.4)	(155.6%)
Interest expense, net	(0.7)	(0.2%)	(0.8)	(0.3%)	0.1	(12.5%)
Other income (expense)	(0.6)	(0.2%)	(0.3)	(0.1%)	(0.3)	100.0%
INCOME BEFORE TAXES	67.7	22.6%	53.8	19.0%	13.9	25.8%
Income tax provision	(15.9)	(5.3%)	(12.9)	(4.6%)	(3.0)	23.3%
NET INCOME	51.8	17.3%	40.9	14.4%	10.9	26.7%
Less: Net income attributable to noncontrolling interests	(0.3)	(0.1%)	(0.3)	(0.1%)	-	0.0%
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$51.5	17.2%	$40.6	14.3%	$10.9	26.8%
(1) Percentages refer to the percent of total revenues except for segment gross profit information, where percentages refer to segment gross profit margin.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

For the three months ended June 30, 2014, revenue was $ 299.7 million, an increase of $ 16.5 million, or 5.8% (increased 2.5% Constant Currency). The strengthening of the Euro had a favorable impact on our reported revenue growth across all segments; whereas the weakening of other major currencies (such as Australian Dollar, Brazilian Real, Japanese Yen, etc.) had a negative impact on revenue growth for which no adjustment is made in our Constant Currency measure. Revenue developed by segment and geographically as follows:

By segment:

•	CAD/CAM Systems (increased 6.2% - up 3.5% Constant Currency): Revenue growth was driven by international markets, benefiting from new-user demand for our best-in-class products. The U.S. faced a difficult year-over-year comparison due to the successful Omnicam trade-up program in the third quarter of Fiscal 2013.
•	Imaging Systems (increased 8.9% - up 6.1% Constant Currency): Revenue growth was driven by increasing demand for our intraoral and Orthophos product lines, particularly in the U.S.
•	Treatment Centers (decreased 4.7% - down 9.3% Constant Currency): Our Treatment Center segment also faced a challenging year-over-year comparison due to strong revenues in the prior year in connection with the IDS in Cologne, Germany.
•	Instruments (increased 14.0% - up 8.9% Constant Currency): Revenue growth was driven by international markets, especially in the hygiene and traditional business.

Geographically:

•	U.S. (increased 8.2%): U.S. revenues continued to benefit from strong demand for our Imaging products.
•	International Markets (increased 4.7% - decreased 0.3% Constant Currency): Germany, our second largest individual market, faced a challenging year-over-year comparison due to very strong sales in connection with the IDS in March 2013, mainly offset by strong sales growth in other international markets.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold

For the three months ended June 30, 2014, cost of goods sold was $ 132.1 million, an increase of $ 0.4 million, or 0.3%. Cost of goods sold as a percentage of sales decreased to 44.1% (prior year period: 46.5%). Improvements in product, regional, and channel mix combined with cost reductions to more than offset the headwinds resulting from a strengthening Euro and weakening of other currencies such as the Australian Dollar, Brazilian Real, Japanese Yen, and Russian Ruble.

Cost of goods sold included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $8.2 million (prior year period: $9.7 million). Excluding these amounts, cost of goods sold as a percentage of revenue was 41.3% (prior year period: 43.0%).

Gross Profit

Sirona uses gross profit, excluding the impacts of the MDP Transaction and the Exchange, to monitor segment performance. For the three months ended June 30, 2014, gross profit was $ 167.6 million, an increase of $ 16.1 million, or 10.6%. Excluding the above amounts in cost of goods sold, gross profit as a percentage of revenue was 58.7% (prior year period: 57.0%). The increase in the gross profit margin was mainly due to improvements in product, regional, and channel mix combined with cost reductions, more than offsetting the abovementioned headwinds from foreign exchange effects that cut across all segments.

By segment, gross profit developed in the three months ended June 30, 2014, compared to the three months ended June 30, 2013 as follows:

•	CAD/CAM Systems: Segment gross profit benefited from increased unit growth in both chair-side and inLab revenues. The increase in gross profit margin was mainly driven by product and regional mix and a higher share of new-user sales versus trade ups.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Imaging Systems: Segment gross profit and gross profit margin benefited from an increase in direct sales and a more favorable product mix. Price concessions in certain international markets were partially offset by cost reductions.
•	Treatment Centers: Segment gross profit was driven by the tough year-over-year comparison due to the positive impact from strong sales in connection with the IDS in March 2013. The less favorable impact of product and regional mix was not offset by productivity gains and distribution efficiencies achieved during the period.
•	Instruments: Segment gross profit was above the prior year due to the increase in general sales levels, especially in the hygiene category. The increase in gross profit margin was mainly driven by product and regional mix.

Selling, General, and Administrative

For the three months ended June 30, 2014, SG&A expense was $ 88.1 million, an increase of $ 8.3 million, or 10.4%.

The increase in SG&A expense was primarily driven by the general increase in sales volume, selling costs related to the introduction of new products, continuing investment in the expansion of our sales and service infrastructure in growth markets, and to a lesser extent from foreign currency effects.

SG&A expense for the three months ended June 30, 2014 included:

•	$2.9 million of other non-cash share-based compensation expense, and
•	$0.6 million of amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets.

SG&A expense for the three months ended June 30, 2013 included:

•	$2.2 million of other non-cash share-based compensation expense, and
•	$0.6 million of amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets.

Excluding the above amounts, as a percentage of revenue, SG&A expense was 28. 2% (prior year period: 27. 2%).

Research and Development

R&D expense for the three months ended June 30, 2014, was $ 16.6 million, an increase of $ 0.9 million, or 5.7%.

The increase was mostly driven by the strengthening of the Euro. As a percentage of revenue, R&D expense was 5.5% (prior year period: 5.5%).

Net Other Operating Income (Loss)

Net other operating income (loss) for the three months ended June 30, 2014, compared to the three months ended June 30, 2013 was as follows:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Other Operating Income (Loss)	Three months ended
	June 30,
(In millions)	2014	2013
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5
Other miscellaneous gain (loss) (1)	1.9	-
Net other operating income (loss)	$4.4	$2.5
(1) The other miscellaneous gain for the three months ended June 30, 2014, represents a gain on disposal of certain business assets.

Gain (Loss) on Foreign Currency Transactions and Derivative Instruments

Foreign Currency Transactions

The gain on foreign currency transactions for the three months ended June 30, 2014 amounted to $ 2.2 million (prior year period: loss of $ 4.5 million). The components of these results are as follows:

Gain (Loss) on Foreign Currency Transactions	Three months ended
	June 30,
(In millions)	2014	2013
Unrealized non-cash foreign exchange gain (loss) from translation adjustment of deferred income related to the Patterson exclusivity payment	$(0.3)	$0.9
Unrealized non-cash foreign exchange gain (loss) on short-term intra-group loans	(0.4)	0.8
Gain (loss) on other foreign currency transactions (1)	2.9	(6.2)
Gain (Loss) on Foreign Currency Transactions	$2.2	$(4.5)
(1) For the nine months ended June 30, 2014 and 2013, the gain (loss) on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by the fluctuations between the Yen/Euro, Euro/U.S. Dollar, and Real/Euro exchange rates.

Derivative Instruments

For the three months ended June 30, 2014, the loss on derivative instruments was $ 0.5 million (prior year period: gain of $ 0.9 million). In both periods, the results related to foreign currency hedges.

Income Tax Provision

For the three months ended June 30, 2014, Sirona recorded a profit before income taxes of $ 67.7 million (prior year period: $ 53.8 million), an income tax provision of $ 15.9 million (prior year period: $ 12.9 million), and an estimated effective tax rate applied for the quarter of 23.5% (prior year period: 24.0%). The estimated effective tax rate is primarily driven by the expected mix of earnings across different jurisdictions.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

Operations Review	Nine months ended
	June 30,
	2014		2013		Change
(In millions, except for percent amounts)
REVENUE	$881.1	100.0%	$822.9	100.0%	$58.2	7.1%
Dental CAD/CAM Systems	324.0	36.8%	302.1	36.7%	21.9	7.2%
Imaging Systems	302.9	34.4%	280.8	34.1%	22.1	7.9%
Treatment Centers	162.6	18.5%	161.8	19.7%	0.8	0.5%
Instruments	91.6	10.4%	78.2	9.5%	13.4	17.1%
COST OF GOODS SOLD	(399.3)	(45.3%)	(374.8)	(45.5%)	(24.5)	6.5%
GROSS PROFIT (1)	481.8	54.7%	448.1	54.5%	33.7	7.5%
Dental CAD/CAM Systems	221.6	68.4%	207.5	68.7%	14.1	6.8%
Imaging Systems	177.0	58.4%	165.4	58.9%	11.6	7.0%
Treatment Centers	64.5	39.7%	64.7	40.0%	(0.2)	(0.3%)
Instruments	37.6	41.0%	33.7	43.1%	3.9	11.6%
Corporate (unallocated)	(18.9)		(23.2)		4.3	(18.5%)
Selling, general and administrative expense	(263.3)	(29.9%)	(250.2)	(30.4%)	(13.1)	5.2%
Research and development	(48.1)	(5.5%)	(44.9)	(5.5%)	(3.2)	7.1%
Net other operating income (expense)	9.4	1.1%	11.9	1.4%	(2.5)	(21.0%)
OPERATING INCOME	179.8	20.4%	164.9	20.0%	14.9	9.0%
Gain (loss) on foreign currency transactions, net	1.6	0.2%	(10.5)	(1.3%)	12.1	(115.2%)
Gain (loss) on derivative instruments	(1.4)	(0.2%)	(0.3)	(0.0%)	(1.1)	366.7%
Interest expense, net	(2.4)	(0.3%)	(2.6)	(0.3%)	0.2	(7.7%)
Other income (expense)	(1.5)	(0.2%)	(1.0)	(0.1%)	(0.5)	50.0%
INCOME BEFORE TAXES	176.1	20.0%	150.5	18.3%	25.6	17.0%
Income tax provision	(41.4)	(4.7%)	(38.3)	(4.7%)	(3.1)	8.1%
NET INCOME	134.7	15.3%	112.2	13.6%	22.5	20.1%
Less: Net income attributable to noncontrolling interests	(1.7)	(0.2%)	(1.6)	(0.2%)	(0.1)	6.2%
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$133.0	15.1%	$110.6	13.4%	$22.4	20.3%
(1) Percentages refer to the percent of total revenues except for segment gross profit information, where percentages refer to segment gross profit margin.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the nine months ended June 30, 2014, was $ 881.1 million, an increase of $ 58.2 million, or 7.1% (increased 3.9% Constant Currency). The strengthening of the Euro had a favorable impact on our reported revenue growth across all segments; whereas the weakening of other major currencies (such as Australian Dollar, Brazilian Real, Japanese Yen, etc.) had a negative impact on revenue growth for which no adjustment is made in our Constant Currency measure. Revenue developed by segment and geographically as follows:

By segment:

•	CAD/CAM Systems (increased 7.2% - up 4.5% Constant Currency): Segment revenue growth was mainly driven by new-user demand in the U.S. and Germany, as well as strength in international markets, where we continue to expand our sales and service infrastructure.
•	Imaging Systems (increased 7.9% - up 5.4% Constant Currency): Sales growth was driven by our intra-oral and Orthophos product lines, particularly in the U.S. Internationally, Imaging Systems faced a difficult year-over-year comparison due to the strong demand in connection with the IDS in Fiscal 2013.
•	Treatment Centers (increased 0.5% - down 3.8% Constant Currency): Sales decreased Constant Currency mainly due to the challenging year-over-year comparison with strong demand in connection with the IDS in March 2013 and the M1+ last edition program in the prior year. Demand for our Sinius treatment center continued to be robust.
•	Instruments (increased 17.1% - up 12.2% Constant Currency): Sales growth was mostly driven by other international markets and Germany, increasingly utilizing our new manufacturing facility.

Geographically:

•	U.S. (increased 8.6%): Revenues were exceptionally strong and benefited from strong demand for our Imaging and CAD/CAM products.
•	International Markets (increased 6.4% - increased 1.8% Constant Currency): Revenues in Germany faced a challenging year-over-year comparison due to strong sales in connection with the IDS in March 2013. Sales growth in other international markets was particularly driven by strong performance in Japan and China.

Excluding foreign currency fluctuations, revenue growth was mainly volume and product-mix driven. Prices in general remained stable, with the exception of pricing concessions in certain markets within the Imaging product lines.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold

For the nine months ended June 30, 2014, cost of goods sold was $ 399.3 million, an increase of $ 24.5 million, or 6.5%. Cost of goods sold as a percentage of sales decreased slightly to 45.3% (prior year period: 45.5%). Improvements in product, regional, and channel mix combined with cost reductions and lower step-up amortization to more than offset the negative effects on margins resulting from a strengthening Euro and weakening of other currencies such as the Japanese Yen, Australian Dollar, Brazilian Real, and Russian Ruble.

Cost of goods sold included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $25.2 million (prior year period: $27.9 million). Excluding these amounts, cost of goods sold as a percentage of revenue was 42.4% (prior year period: 42.1%).

Gross Profit

Sirona uses gross profit, excluding the impacts of the MDP Transaction and the Exchange, to monitor segment performance. For the nine months ended June 30, 2014, gross profit was $ 481.8 million, an increase of $ 33.7 million, or 7.5%. Excluding the above amounts in cost of goods sold gross profit as a percentage of revenue was 57.6% (prior year period: 57.9%). The slight decrease in gross profit margin, excluding the impacts of the MDP Transaction and the Exchange, was mainly due to the abovementioned headwinds from foreign exchange effects that cut across all segments , despite improvements in product, regional, and channel mix as well as cost reductions.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

By segment, gross profit developed in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 as follows:

•	CAD/CAM Systems: Segment gross profit benefited from the strong increase in sales; however, gross profit margin was below the prior year. The favorable impacts of product and channel mix on the segment gross profit margin were more than offset by negative foreign currency effects.
•	Imaging Systems: Segment gross profit benefited from a strong increase in sales; whereas, gross profit margin was driven by product mix within the extra-oral and intra-oral product lines. Price concessions for the extra-oral product lines in certain international markets were partly offset by cost reductions.
•	Treatment Centers: The slight decrease in gross profit margin was due to negative foreign currency effects, despite positive product mix and productivity gains .
•	Instruments: Segment gross profit increased due to higher sales levels; however, gross profit margin was below the prior-year level. The decrease in gross profit margin was mainly driven by increased sales in the price-volume category, production inefficiencies, and foreign currency impacts, partly offset by increased sales in the hygiene category.

Selling, General, and Administrative

For the nine months ended June 30, 2014, SG&A expense was $ 263.3 million, an increase of $ 13.1 million, or 5.2%.

The increase in SG&A expense was primarily driven by the general increase in sales volume, selling costs related to the introduction of new products, and continuing investment in the expansion of our sales and service infrastructure in growth markets.

SG&A expenses for the nine months ended June 30, 2014 included:

•	other non-cash share-based compensation expense in the amount of $9.2 million,
•	$2.7 million for the CFO Transition, and
•	amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $1.8 million.

SG&A expense for the nine months ended June 30, 2013 included:

•	other non-cash share-based compensation expense in the amount of $10.4 million,
•	$7.3 million for the Transition Agreement with the former Chairman and CEO, which included a $3.8 million non-cash charge for the modification of share-based awards, and
•	amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets of $1.8 million.

Excluding the above amounts, as a percentage of revenue, SG&A expense was 28. 3% (prior year period: 28. 0%).

Research and Development

R&D expense for the nine months ended June 30, 2014, was $ 48.1 million, an increase of $ 3.2 million, or 7.1%.

The increase was mainly driven by the timing of projects and foreign exchange rate fluctuations. As a percentage of revenue, R&D expense was 5.5% (prior year period: 5.5%).

Net Other Operating Income

Net other operating income for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013 was as follows:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Other Operating Income (Loss)	Nine months ended
	June 30,
(In millions)	2014	2013
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$7.5	$7.5
Gain (loss) from patent infringement settlement (1)	-	4.4
Other miscellaneous gain (loss) (2)	1.9	-
Net other operating income (loss)	$9.4	$11.9
(1) The gain from patent settlement for the nine months ended June 30, 2013, represents amounts received for past lost profits in an out-of-court settlement of a patent defense suit in the normal course of business.
(2) The other miscellaneous gain for the nine months ended June 30, 2014, represents a gain on disposal of certain business assets.

Gain (Loss) on Foreign Currency Transactions and Derivative Instruments

Foreign Currency Transactions

The gain on foreign currency transactions for the nine months ended June 30, 2014 amounted to $ 1.6 million (prior year period: loss of $ 10.5 million). The components of these results are as follows:

Gain (Loss) on Foreign Currency Transactions	Nine months ended
	June 30,
(In millions)	2014	2013
Unrealized non-cash foreign exchange gain (loss) from translation adjustment of deferred income related to the Patterson exclusivity payment	$0.5	$0.6
Unrealized non-cash foreign exchange gain (loss) on short-term intra-group loans	0.8	(2.5)
Gain (loss) on other foreign currency transactions (1)	0.3	(8.6)
Gain (Loss) on Foreign Currency Transactions	$1.6	$(10.5)
(1) For the nine months ended June 30, 2014 and 2013, the gain (loss) on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by the fluctuations between the Yen/Euro, Euro/U.S. Dollar, and Real/Euro exchange rates.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Derivative Instruments

The loss of $ 1.4 million on derivative instruments for the nine months ended June 30, 2014 (prior year period: loss of $ 0.3 million). In both periods, these amounts related to unrealized non-cash gains and losses on foreign currency hedges.

Income Tax Provision

For the nine months ended June 30, 2014, Sirona recorded a profit before income taxes of $ 176.1 million (prior year period: $ 150.5 million), an income tax provision of $ 41.4 million (prior year period: $ 38.3 million), and an estimated effective tax rate applied for the first nine months of 23.5% (prior year period: 24.0%, which excludes the effect from the local German tax rate increase described below). The income tax provision as of June 30, 2013, included the effect from a local trade tax increase at our principal German operations, which was enacted in and effective beginning in the first quarter of fiscal year 2013. This tax rate change resulted in a tax expense of $2.2 million, primarily from a non-cash remeasurement of deferred tax assets and liabilities. Excluding this amount, the effective tax rate in fiscal year 2013 was 23.7%. The estimated effective tax rate is primarily driven by the expected mix of earnings across different countries.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Summary

Historically, Sirona’s principal uses of cash, apart from operating requirements (including research and development efforts), have been for interest payments, debt repayment, and acquisitions. Operating capital expenditures typically are approximately equal to operating depreciation (excluding any effects from the increased amortization and depreciation expense resulting from the step-up to fair values of Sirona’s and Schick’s assets and liabilities required under purchase accounting). These expenditures may temporarily exceed operating depreciation for larger-scale infrastructure and other investment activities that the Company may undertake from time to time. The Company also uses cash for occasional purchases of treasury shares pursuant to stock repurchase programs.

At June 30, 2014, the Company had cash and cash equivalents of $297.0 million and total debt of $79.5 million, resulting in net cash of $217.5 million. We believe our ability to generate cash from operating activities is one of our fundamental strengths. The near-term outlook for our business remains strong, and we expect to continue generating significant cash flows from operations throughout the remainder of fiscal 2014. The Company typically does not raise capital through issuance of stock; instead, we use debt financing to lower our overall cost of capital and increase our return on shareholders’ equity. We believe that our operating cash flows, available cash, and available but unused revolving credit facilities, in combination, provide us with the necessary financial flexibility to fund our working capital needs, research and development efforts, and anticipated capital expenditures for the foreseeable future.

We have significant operations outside of the U.S. and earn a significant portion of our consolidated operating income and income before taxes through our foreign subsidiaries. Cash and cash equivalents of $ 144.1 million held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

Debt Financing

On November 14, 2011, the Company entered into a senior facilities agreement (the “Senior Facilities Agreement’) with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors, and as of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. Initial borrowings under the Senior Facilities Agreement were used to retire the outstanding borrowings under the Company's previous credit facilities. Please see “Senior Facilities Agreement” within this section for a complete description of this Senior Facilities Agreement.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to Consolidated Adjusted EBITDA, determined on the basis of the last twelve months, of no more than 3.00 to 1. The Company is required to determine its compliance with the covenants as of September 30 and March 31. As of March 31, 2014, the most recent period for which this ratio was calculated, the Company was in compliance:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Covenants Ratios	March 31,	September 30,
(In millions, except for ratio amounts)	2014	2013
Consolidated Total Net Debt	$(176.8)	$(163.4)
Consolidated Adjusted EBITDA	$298.3	$294.7

Debt Cover Ratio (1)	N/A	N/A
as set by covenants (less than or equal to)	3.00	3.00

(1) Not meaningful in the absence of net debt.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for each of the periods under report:

Cash Flows	Nine months ended
	June 30,		Change
(In millions, except for percent amounts)	2014	2013	absolute	%
Net cash provided by (used in) OPERATING activities	$130.5	$160.1	$(29.6)	(18.5%)
Net cash provided by (used in) INVESTING activities	(62.5)	(70.5)	8.0	11.3%
Net cash provided by (used in) FINANCING activities	(13.1)	(34.2)	21.1	61.7%
Increase (decrease) in cash during the period	$54.9	$55.4	$(0.5)	(0.9%)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $130.5 million for the nine months ended June 30, 2014 (prior year period: $160.1 million), or a decrease of $29.6 million despite an increase of $22. 4 million in net income.

Influencing factors on operating cash flows were:

•	In the first nine months of fiscal 2014, the favorable adjustments to reconcile net income to net operating cash flow decreased by $25.6 million over the prior-year period. Driving factors for this decrease were:
o	$11.0 million less favorable adjustments from derivative instrument and foreign currency transactions due to a swing to a net gain from a larger net loss in the prior year,
o	$11.5 million less favorable impacts from net deferred taxes. In the prior year, the acquisition of a technology company and the trade tax increase at our primary facility in Bensheim, Germany, both resulted in favorable adjustments.
o	In fiscal 2014, the gain on the sale of business assets resulted in an unfavorable impact of $1.9 million in the other adjustments.
o	The remaining changes only had a minor impact on the decrease in net cash provided by operating activities.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	In the first nine months of fiscal 2014, the unfavorable effect of changes in assets and liabilities increased by $26.5 million over the prior-year period. The factors for this increase were:
o	The higher increase of receivables and inventories by $40.7 million in the current year, which was primarily driven by the $47.7 million increase in receivables . The increase in receivables was due to a higher concentration of revenues later in the current-year quarter versus earlier in the prior-year quarter as well as a shift to customers with longer payment terms.
o	Changes in trade accounts payable and other assets and liabilities were $6.7 million more favorable compared to the prior year. This development reflects the timing of supplier payments and the effects of the prior-year acquisition of a technology company.
o	Changes in current income tax liabilities resulted in $7.5 million less unfavorable adjustments in the current year due to the timing of income tax payments.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions, asset disposals, and divestitures.

Net cash used in investing activities was $62.5 million for the nine months ended June 30, 2014 (prior year period: $70.5 million), or a decrease of $8.0 million.

The primary contributors to the investing cash outflow in the nine months ended June 30, 2014 were:

•	the acquisition of the main administrative building in Bensheim, Germany for $26.7 million,
•	the completion of the expansion of the new instruments manufacturing facility in Bensheim, Germany,
•	the sale of certain business assets for $11.5 million, and
•	capital expenditures in the course of normal operating activities.

For the nine months ended June 30, 2013, net cash used in investing activities represented:

•	the acquisition of a technology company for $35.0 million, and
•	capital expenditures in the course of normal operating activities.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $13.1 million for the nine months ended June 30, 2014 (prior year period: $34.2 million) for the nine months ended June 30, 2013, or a decrease of $21.1 million. The year-over-year decrease was mainly driven by $21.2 million fewer purchases of treasury shares in the first nine months of 2014, $0.9 million higher proceeds and $2.4 million higher tax effects from shares issued under share based compensation plans.

Capital Resources

Senior Facilities Agreement

On November 14, 2011, the Company entered into the Senior Facilities Agreement with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors. As of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. Initial borrowings under the Senior Facilities Agreement were used to retire the outstanding borrowings under the Company's previous credit facilities.

The Senior Facilities Agreement includes: (1) a term loan in an aggregate principal amount of $75 million ("Facility A Term Loan") available to Sirona or Sirona Dental, as borrower; (2)  a 120 million Euro revolving credit facility (“Revolving Facility B”) available to Sirona Dental Systems GmbH and Sirona Dental Services GmbH, as initial borrowers; and (3) a $100 million revolving credit facility (“Revolving Facility C”) available to Sirona or Sirona Dental, as initial borrowers. The Revolving Facility B is available for borrowing in Euro or any other freely available currency agreed to by the facility agent. The facilities are made available on an unsecured basis. Subject to certain limitations, each European guarantor guarantees the performance of each European borrower, except itself, and each U.S. guarantor guarantees the performance of each U.S. borrower, except itself.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Of the amount borrowed under the Facility A Term Loan, 30% is due on November 16, 2015, and the balance is due on November 16, 2016. The loans under the Senior Facilities Agreement bear interest of EURIBOR, for Euro-denominated loans, and LIBOR for the other loans, plus an initial margin of 160, 85 and 110 basis points for the Facility A Term Loan, Revolving Facility B and Revolving Facility C, respectively.

The Senior Facilities Agreement contains a margin ratchet. Pursuant to this provision, which applies from March 31, 2012 onwards, the applicable margin varies depending on the Company’s leverage multiple (i.e. the ratio of consolidated total net debt to consolidated adjusted EBITDA as defined in the Senior Facilities Agreement) between 160 basis points and 215 basis points for the Facility A Term Loan, 85 basis points and 140 basis points for the Revolving Facility B, and 110 basis points and 165 basis points for the Revolving Facility C.

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

As of June 30, 2014 and September 30, 2013, the Facility A Term Loan was fully drawn to the amount of $75.0 million. The Revolving Facilities B and C remained undrawn as of June 30, 2014 and September 30, 2013.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Please see Note 2 to the unaudited condensed consolidated financial statements for any discussions of recently issued accounting standards that have not yet been adopted.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk as reported under Part II, Item 7A in its Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of June 30, 2014. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The number and average price of shares repurchased during the three months ended June 30, 2014 are set forth in the table below:

Issuer Purchase of Equity Securities
(In millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 - April 30, 2014	-	$-	-	$82.2
May 1 - May 31, 2014	35,845	75.02	35,845	79.5
June 1 - June 30, 2014	76,126	78.63	76,126	73.5
Total purchases in the period	111,971		111,971
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

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2014 and 2013,
(ii)	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2014 and 2013,
(iii)	Condensed Consolidated Balance Sheets as of June 30, 2014 and September 30, 2013,
(iv)	Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013, and
(v)	Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2014

Sirona Dental Systems, Inc.

By:	/s/ Stephan Mitsdoerffer
Stephan Mitsdoerffer, Chief Accounting Officer (Principal Accounting Officer)
(Duly authorized signatory)

By:	/s/ Ulrich Michel
Ulrich Michel, Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Duly authorized signatory)