Form 10-K
period 2014-09-30
SIRONA DENTAL SYSTEMS, INC.
filed 2014-11-21
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2014
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

Yes ☑ No ☐

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,519,469,890. Such aggregate market value is computed by reference to the closing sale price of the Common Stock on such date.

As of November 17, 2014, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,371,850.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (September 30, 2014) are incorporated by reference into Part III of this report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Form 10-K Annual Report contains forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding the Company, its financial position, products, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans”, and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report and the “Risk Factors” set forth in Item 1A of this Annual Report. All forward looking statements speak only as of the date of this Annual Report and are expressly qualified in their entirely by the cautionary statements included in this report. The Company undertakes no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

i

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

PART I

ITEM 1.	BUSINESS

OVERVIEW

Sirona Dental Systems, Inc. ( “Sirona,” the “Company,” “we,” “us,” and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries and their predecessors, except as otherwise indicated or unless context otherwise requires) is the leading global manufacturer of high-quality, technologically-advanced dental equipment, and is focused on developing, manufacturing, and marketing innovative solutions for dentists around the world. The Company is uniquely positioned to benefit from several trends in the global dental industry, such as technological innovation, the shift to digital imaging, favorable demographic trends, and growing patient focus on dental health and cosmetic appearance. The Company’s headquarters is in Long Island City, New York, and its largest facility is located in Bensheim, Germany.

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

Sirona manages its commercial operations on both a product and geographic basis and maintains four reporting segments: 1) Dental CAD/CAM Systems, 2) Imaging Systems, 3) Treatment Centers, and 4) Instruments. Products from each category are marketed in all geographical sales regions.

The Company’s business has grown substantially in the past several years, driven by numerous high-tech product introductions, a continued expansion of its global sales and service infrastructure, strong relationships with key distribution partners, namely Patterson and Henry Schein, and an international dealer network.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Segment and geographic breakouts of Sirona’s revenues for the fiscal year ended September 30, 2014 were as follows:

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

In 1997, funds advised by the financial sponsor, Permira, acquired the Sirona dental business from Siemens in a leveraged buy-out transaction. Following the transaction, Sirona substantially increased its international sales and intensified its focus on product innovation. In November 2003, Permira sold Sirona to the Scandinavian financial sponsor, EQT, and management in a leveraged buy-out transaction that closed in February 2004. In April 2005, funds managed by Madison Dearborn Partners, a private equity firm, and Sirona’s management entered into an agreement to acquire Sirona in a leveraged buy-out transaction that closed in June 2005.

In September 2005, Schick Technologies, Inc. (“Schick”) entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. (“Luxco”) and Sirona Holding GmbH (“Sirona Holding”) providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of Euro 151.0 million ($182 million) plus accrued interest (the “Exchange”). In June 2006, the Exchange closed and Schick, a Delaware corporation formed in 1997, was renamed Sirona Dental Systems, Inc. Although Sirona Holding became a subsidiary of Schick upon the completion of the Exchange, Sirona Holding was deemed the acquiring corporation for accounting purposes because Luxco received a controlling ownership interest in the Company, Sirona Holding’s designees constituted a majority of the members of the Company’s board of directors and Sirona Holding’s senior management represented a majority of the senior management of the Company. In May 2011, Luxco sold all of its remaining shares of Sirona common stock pursuant to an underwritten follow-on public offering.

Our common stock is currently traded publicly on the NASDAQ Global Select Market under the trading symbol “SIRO”.

INDUSTRY/PRODUCTS

Overview

The global dental market encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. This market has enjoyed steady growth, driven by a number of factors, including an increased desire for aesthetics, a demographic shift towards an aging population coupled with a desire to retain tooth structure later in life, growth in disposable income, a desire for more convenience on the part of both dentists and patients, a shift towards private pay, a greater need for dental preventative care.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

The global dental market has benefited from technological innovation, which increase productivity for the dentist. This is particularly important in markets facing increased demand for dental services with little or no increase in the number of dentists servicing those markets. In addition, technological developments allow dentists to offer higher quality treatment to patients. We believe that the high-tech end of the dental market is growing at a faster pace than the overall dental market and that this trend will continue over time.

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

Products

Our principal products are generally classified into the following segments: Dental CAD/CAM Systems, Imaging Systems, Treatment Centers, and Instruments.

A brief description of each of our segments follows. See Note 10 to our consolidated financial statements for revenues and gross profit by segment for each of the last three fiscal years, and assets by segment, at September 30, 2014 and 2013.

Segment Revenue Contribution	Year ended
	September 30,
(In percent)	2014	2013	2012
Dental CAD/CAM Systems	37%	37%	34%
Imaging Systems	34%	35%	35%
Treatment Centers	19%	19%	20%
Instruments	10%	9%	11%
Total	100%	100%	100%

Dental CAD / CAM Systems

Dental CAD/CAM Systems address the worldwide market for dental restorations, which includes several types of restorations, such as inlays, onlays, veneers, crowns, bridges, copings and bridge frameworks made from ceramic, metal or composite blocks. The global market for dental restorations can be divided into two sub-segments: in-mouth fillings and out-of-mouth pre-shaped restorations. CAD/CAM-produced ceramic restorations represent a growing portion of the out-of-mouth restoration market and the number of out-of-mouth restorations prepared with CAD/CAM systems has increased substantially over the past few years. At the same time, the number of dental practitioners and dental laboratories using CAD/CAM technology has increased. Sirona estimates that as of the end of fiscal year 2014, the market penetration for in-office CAD/CAM systems had grown to approximately 15% in the United States and Germany.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

Summary Innovation Timeline (last 10 years)
Dental CAD/CAM Systems
Year	Product / Event
2003	Launch of CEREC 3D software, an important development that allowed the dentist to view the onscreen restoration area in three dimensions.
2004	Start of the central restoration service business in Germany. The central restoration service allows dental labs to scan a plaster model received from the dentist and then transmit the digital image directly to Sirona via the internet. A restoration is then created at Sirona’s central manufacturing site, with the final product shipped directly back to the lab.
2005	Launch of the inEos scanner, which is a high speed extra-oral scanner which produces 3D digital images from a single tooth up to a jaw, directly from the plaster model.
2007	Launch of the MC XL next generation milling unit, which produces high quality, precisely fitted restorations in about half the time that the older CEREC milling units required.
Introduction of Sirona’s Biogeneric software, which virtually automated the design portion of the CAD/CAM process for inlays and onlays.
Launch of the next generation inLab milling unit, the inLab MC XL. The inLab MC XL milling and grinding unit opens up a broad range of production options for the dental laboratory. Milling performance and precision have been greatly enhanced, and a switch from grinding to milling can be accomplished in just a few, simple steps.
2008	Expansion of the central restoration service business to the United States.
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
2009	Launch of a new CEREC camera, based on the Company’s proprietary Bluecam technology, which was faster, more accurate, and improved the workflow for practitioners.
2010	Further enhancement Sirona’s Biogeneric software with the introduction of Version 3.8, which has the ability to create crowns and bridges.
Introduction of the CEREC AC Connect stand-alone digital impression unit. CEREC AC Connect allows dental professionals to scan digital impressions and then send them to the inLab® dental laboratory of their choice.
Introduction of the successor inEos scanner, the inEos Blue. inEos Blue is based on the Bluecam technology, is easy to use, fast, precise, flexible, and its auto capture function allows for substantial time savings.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

2011	Introduction of CEREC 4.0 software, an entirely redesigned software that gives CEREC users enhanced capabilities and speeds up the restoration process. In addition, CEREC 4.0 enables dentists to design and manufacture multiple restorations simultaneously, further enhancing productivity and profitability.
2012	Launch of new CEREC Omnicam camera, which allows dentists to generate precise whole-arch scans in the shortest possible time. Three features of the CEREC Omnicam are particularly notable: video streaming, digitization of jaw structures in their natural color, and powderless scanning of tooth surfaces. This introduction further strengthens Sirona’s leadership position in the dental CAD/CAM market.
Introduction of inLab 4.0 software, which offers an extended spectrum of clinical applications. New design tools facilitate a customized and direct workflow. The completely revised platform provides a secure basis for integrating future applications.
2013	Launch of updated and expanded CEREC 4.2 software, further differentiated its CAD/CAM milling product line with the units MC X and MC XL Premium, and introduced the Apollo DI digital imaging system, all in March. These introductions expanded our portfolio and enable Sirona to offer “CAD/CAM for Everyone”, an approach which seeks to address the various needs of the widest possible range of dentists.
Launch of enhanced inLab MC XL.
Introduction of the successor inEos scanner, the inEos X5. The 5-axis in Eos X5 is unrivaled in precision and has flexible handling, quick scanning times, and a comprehensive application spectrum for all digitization tasks.
Launch of inLab4.2 software, which introduced further applications, such as smart design with virtual articulation, smile design, and other features.
2014	Launch of CEREC 4.3 software, which enables carbide milling for optimal fabrication of zirconium oxide and polymer materials. Improved and simplified workflow for Omnicam. Virtual articulation is now calculated automatically. Integrated button to automatically upload the current case in Sirona Connect. CEREC 4.3 also allows a screw-retained implant workflow. Together with the introduction of additional TiBases and Scanpost, this leads to unsurpassed growth in implantology consumables.
Launch of precolored inCoris TZI C blocks that remove the need to use coloring liquids, thus simplifying the operating process with an improved result.

Imaging Systems

Imaging Systems comprise a broad range of systems for diagnostic imaging in the dental practice. Sirona has developed a comprehensive range of imaging systems for 2D or 3D, panoramic, and intra-oral applications that allow the dentist to provide a full range of diagnostics and treat the patient in a more efficient manner, resulting in safer, faster, and better dentistry.

Intra-oral x-ray systems use image-capture sensor devices, which are inserted into the mouth behind the diagnostic area, and typically take images of one or two teeth. Panoramic x-ray systems produce images of the entire jaw structure by means of an x-ray tube and an image capture device, which rotates around the head.

Summary Innovation Timeline (last 10 years)
Imaging Systems
Year	Product / Event
2004	Introduction of the next generation of 2D digital panoramic x-ray systems, the Orthophos XG line.
2006	Expansion of our imaging system product line to include Schick’s intraoral sensor portfolio based on CMOS technology, as a result of the Exchange.
2007	Introduction of the GALILEOS Comfort 3-D imaging unit. Today, three-dimensional imaging is offering dentists advanced diagnostic and therapeutic options in the fields of surgery, implantology, prosthetics, orthodontics, and restorative dentistry. GALILEOS integrates these capabilities efficiently into dental practices.
2008	Launch of GALILEOS Compact, which is specifically tailored to meet the needs of the general practitioner.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

2009	Introduction of software that facilitates the integration of 3D X-ray volume (bone level data) with a CEREC AC CAD/CAM scan (surface level information). This software allows the practitioner to plan both the implant surgery and the prosthetic at the start of the implant treatment session. This integrated process reduces the number of treatment sessions, resulting in greater accuracy and superior implant alignment. With this new software, the dental practitioner can now place more focus on the desired aesthetic outcome throughout the entire treatment process.
2011	Introduction of the flagship Orthophos XG 3DReady, which provides dental practitioners with a wide variety of diagnostic possibilities and is upgradeable to a 3D unit. Other models of the family include the Orthophos XG 5 and the basic model Orthophos XG 3.
Launch of the Orthophos XG 3D imaging unit. This system gives the practitioner traditional 2D panoramic imaging capability and the ability to scan and view a large, 8x8 centimeter 3D field of view (a scan big enough to capture the entire jaw). Orthophos XG 3D is also available with cephalometric options, orthodontic, implant, and other specialty programs.
2012	Launch of the next generation of intraoral digital radiography – the Schick 33 sensor and image management system. Schick 33 is the most advanced sensor in dentistry, delivering an unparalleled combination of high-resolution images and dynamic image management.
2013	Launch of the GALILEOS CompactPLUS , which is specifically tailored to meet the needs of the general practitioner, orthodontist, and oral surgeon.
2014	Launch of the SICAT function - the first software which visualizes real, patient-specific movement of the lower jaw within the 3D module of the GALILEOS.

Treatment Centers

Treatment Centers comprise a broad range of products from basic dentist chairs to sophisticated chair-based units with integrated diagnostic, hygiene, and ergonomic functionalities, as well as specialist centers used in preventative treatment and for training purposes. Sirona offers specifically configured products to meet the preferences of dentists within each region in which it operates. Sirona’s treatment center configurations and system integration are designed to enhance productivity by creating a seamless workflow within the dental practice. Sirona’s centers therefore allow the dentist to both improve productivity and increase patient satisfaction, significant factors in adding value to his or her practice.

Summary Innovation Timeline (last 10 years)
Treatment Centers
Year	Product / Event
2004	Commencement of the manufacture of basic treatment centers for developing markets via acquisition of a leading local manufacturer.
2008	Launch of the TENEO treatment center, which combines industry-leading technology with a timeless design that provides both patient and dentist with the ultimate in convenience and comfort.
2011	Introduction of the SINIUS treatment center, a comfort class treatment center, which enables the dentist to maximize time and flexibility of their practice. SINIUS is fully networked and is easily integrated into any dental practice.
2014	Launch of the INTEGO treatment center. INTEGO offers the design of the new generation of Sirona treatment centers with top quality and flexible configuration options at an attractive price. The fully-networked treatment center comes in two versions: INTEGO and INTEGO pro with extended functionality.

Instruments

Sirona offers a wide range of instruments, including handheld and power-operated handpieces for cavity preparation, endodontics, periodontology and prophylaxis, which are regularly updated and improved. The instruments are supplemented by multi-function tips, supply and suction hoses, as well as care and hygiene systems for instrument preparation. Sirona’s instruments are often sold as packages in combination with treatment centers. Sirona’s unique handpiece cleaning and sterilizing machine, the DAC Universal, is the only fully automatic system for instruments hygiene – with its unique features it has defined the standard of care for infection prevention in the dental office.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Sirona intends to continue to strengthen the position of its Instruments segment as a diversified supplier of high-quality, reliable, user-friendly and cost-efficient dental instruments.

Summary Innovation Timeline (last 10 years)
Instruments
Year	Product / Event
2004	Expansion of our instruments product line into hygiene systems via acquisition of the Danish hygiene specialist, manufacturer of the popular DAC Universal.
2005	Launch of first generation SIROLaser - the smallest diode laser worldwide, redefining ergonomics in laser dentistry.
Launch of SIROEndo, a device for endodontic treatment with built-in APEX Location, seamlessly adaptable to the treatment center, and optimal integration into daily workflow.
2007	Launch of SIROPure - the first handpiece not requiring any lubrication over its entire product lifetime, keeps the cavity oil-free, eliminates maintenance errors, and lowers total cost of ownership.
2009	Launch of new diode laser, SIROLaser Advance / SIROLaser Xtend.
Launch of 3rd generation of DAC Universal, allowing the processing of wrapped instruments.
2011	Launch of SIROBoost high performance power turbine line with a high torque level, allowing faster, more efficient, and comfortable operation.
2012	Launch of the new handpiece program: T2 Line / T3 Line.
2013	Launch of new turbine generation (T1/T2/T3) and the T4 Line.
Launch of SIROInspect - fluorescence-based cavity detection device, whose safe and simple operation significantly reduces the risk of secondary cavities.
2014	Launch of new T3 Racer, with 30 watts the most powerful turbine on the market.

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

We purchase various components for our products from a number of outside suppliers. We currently have established relationships with approximately 1,400 suppliers, of which we view approximately 160 as “key suppliers.” Each supplier is selected according to stringent quality criteria, which are reviewed regularly. We do not believe we are dependent on one or a small group of suppliers and believe we could locate alternative suppliers if needed. For reasons of quality assurance or cost effectiveness, the Company relies on single sources for certain purchased components, e.g. sensors, which we use in our imaging segment. We work closely with our suppliers to help ensure continuity of supply while maintaining high quality and reliability. We have agreements in place and use a number of techniques, including security or consignment stock commitments, to address potential disruptions of the supply chain. We also own any custom tooling used in manufacturing these components. The Company has not experienced any significant difficulty in the past in obtaining the materials necessary to meet its production schedule. However, the need to replace one of our single source suppliers could cause a disruption in our ability to timely deliver certain of our products or increase costs.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

Distribution

Sirona distributes its products globally to dental practices, clinics and laboratories through an international network of more than 490 distributors and increasingly through our own sales and service infrastructure. See Note 10 to our consolidated financial statements for a description of our net sales and long-lived assets by geographic region for the last three fiscal years. Because distributors typically cover both dental equipment and consumables, they have regular contact with the dentist and are therefore optimally positioned to identify new equipment sale opportunities. Sirona’s primary distributors are Patterson Companies and Henry Schein, two of the world’s largest dental distributors. In the United States, Patterson is Sirona’s primary distributor. Outside of the United States, Henry Schein is the company’s largest distributor. Patterson Companies and Henry Schein accounted for 31% and 14%, respectively, of Sirona’s worldwide revenue for the fiscal year ended September 30, 2014. Sirona distributes elsewhere through a well-developed network of independent regional distributors. Sirona works closely with its distributors by training their technicians and sales representatives with respect to its products. With over 10,000 sales and service professionals trained each year, Sirona seeks to ensure high standards of quality in after-sale service and the best marketing of its products. The success of Sirona’s products is evidenced by their importance to its distribution partners, and in many cases are among their best-selling offerings. The Company continues to expand its sales and service infrastructure in selected countries around the world. These investments allow us to support our distributors’ selling efforts and strengthen the Sirona brand in these key markets. These investments, and the subsequent expansion of our infrastructure, have enabled Sirona to grow revenues and profitability at a faster rate.

On April 27, 1998, Sirona and Patterson Companies entered into an exclusive distribution agreement (the ’‘CAD/CAM Distribution Agreement’’) pursuant to which Patterson was appointed as the exclusive distributor of Sirona’s CEREC CAD/CAM products within the United States and Canada. Under the terms of the CAD/CAM Distribution Agreement, Patterson’s exclusivity was to terminate on September 30, 2007. On June 30, 2005, Sirona and Patterson entered into an amendment of the CAD/CAM Distribution Agreement which extended Patterson’s exclusivity from October 1, 2007 through September 30, 2017. As consideration for the extension of its exclusivity, Patterson agreed to make a one-time payment to Sirona in the amount of $100 million (the ’‘Exclusivity Fee’’). In July 2005, Patterson paid the Exclusivity Fee, in its entirety, to Sirona. The full amount of the Exclusivity Fee was recorded as deferred income and has been recognized on a straight-line basis since October 1, 2007. The extension did not modify or alter the underlying provisions of the companies’ agreement through 2007, including the performance criteria necessary to maintain the exclusivity. The performance criteria are benchmark thresholds which afford Sirona the opportunity to abandon the exclusivity or to terminate the agreement with Patterson, but do not create minimum purchase obligations under a take-or-pay arrangement. The CAD/CAM Distribution Agreement was amended in May 2011 to revise the parameters for inLab sales in the United States and Canada.

In April 2000, Schick and Patterson entered into an exclusive distribution agreement (the “Schick Distribution Agreement”) covering the United States and Canada; and as of May 1, 2000, Schick began marketing and selling its CDR dental products in the United States and Canada through Patterson.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

Research and Development

Sirona commits significant resources to research and development, with a particular focus on developing products that offer new diagnostic and treatment options, while increasing comfort for both users and patients and streamlining process efficiency. Research and development statistics for the last three fiscal years are as follows:

Research and Development	Year ended
	September 30,
(In millions, except otherwise noted)	2014	2013	2012
Research and development expenses	$64.6	$60.2	$52.6
Research and development expenses (% of revenue)	5.5%	5.5%	5.4%
Number of R&D professionals employed globally	320	286	268

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

Employees

As of September 30, 2014, the Company had 3,327 employees. The Company believes that its relations with its employees are good. No Company employees are represented by labor unions or are subject to a collective bargaining agreement in the United States. Approximately 25% of our German employees are members of the IG Metall union. We have not experienced any work stoppages due to labor disputes.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

INTRODUCTION

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

RISKS RELATED TO OUR BUSINESS

We must continue to develop new products and adapt to rapid technological change and evolving industry standards to remain competitive.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

The ongoing disruptions in the overall world economy and financial markets could reduce disposable income among dental consumers and negatively affect the demand for dental services, which could be harmful to our financial position and results of operations. Furthermore, there can be no assurances that government responses to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit for our customers. Difficult economic conditions may also result in a higher rate of losses on our accounts receivable. As a result, our business, results of operations or financial condition could be materially adversely affected.

We are dependent upon a limited number of distributors for a significant portion of our revenue, and loss of these key distributors could result in a loss of a significant amount of our revenue.

Historically, a substantial portion of our revenue has come from a limited number of distributors. For example, Patterson Dental Company, Inc. accounted for 31% of revenue for the fiscal year ended September 30, 2014. In addition, 14% of our revenue for the fiscal year ended September 30, 2014, was attributable to sales to Henry Schein, Inc. It is anticipated that Patterson and Henry Schein will continue to be the largest contributors to our revenue for the foreseeable future. There can be no assurance that Patterson and Henry Schein will purchase any specified minimum quantity of products from us or that they will continue to purchase any products at all. If Patterson or Henry Schein ceases to purchase a significant volume of products from us, it could have a material adverse effect on our results of operations and financial condition.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

Most of our cash deposited with banks is not insured and would be subject to the risk of bank failure. Our total liquidity also depends in part on the availability of funds under our Senior Facility Agreement. The failure of any bank in which we deposit our funds or that is part of our Senior Facility Agreement could reduce the amount of cash we have available for operations and additional investments in our business.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

The implementation of the Health Care Reform Law could adversely affect our business.

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, significantly expand health insurance coverage to uninsured Americans and changes the way health care is financed by both governmental and private payers. We expect expansion of access to health insurance to increase the demand for our products and services, but other provisions of the Health Care Reform Law could affect us adversely. Additionally, further federal and state proposals for health care reform are likely. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

The Health Care Reform Law contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013, which may adversely affect sales and cost of goods sold.

The implementation of the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Health Care Reform Law could adversely affect our business.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. On February 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) released the final rule to implement the Physician Payment Sunshine Act. We expect to publish our first disclosure report in March 2015. As required under the Physician Payment Sunshine Act, CMS will publish information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.

The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous, and broad in scope. CMS commentary on the final rule and more recent CMS communications indicate that wholesale drug and device distributors which take title to such products are to be treated as “applicable manufacturers” subject to full reporting requirements. In addition, certain of our subsidiaries manufacture devices. Accordingly, we are required to collect and report detailed information regarding certain financial relationships we have with dentists and teaching hospitals. It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, dentists and teaching hospitals. The Physician Payment Sunshine Act preempts similar state reporting laws, although we or our subsidiaries may be required to continue to report under certain of such state laws. While we expect to have substantially compliant programs and controls in place to comply with the Physician Payment Sunshine Act requirements, our compliance with the new final rule imposes additional costs on us.

If we fail to comply with laws and regulations relating to health care fraud, we could suffer penalties or be required to make significant changes to our operations, which could adversely affect our business.

We are subject to federal and state (and similar foreign) laws and regulations relating to health care fraud. Some of these laws, referred to as “false claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payers and programs. Other laws, referred to as “anti-kickback laws,” prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by federal, state and other health care payers and programs.

The government has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other. As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance. In addition, under the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Health Care Reform Law, the general public and government officials will be provided with new access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which includes us. This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.

Failure to comply with health care fraud laws and regulations could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse impact on our business. Also, these laws may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial, regulatory authorities, increasing compliance risks.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

While we believe that we are substantially compliant with the foregoing laws and regulations promulgated thereunder, and have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our services or marketing practices in response, could adversely affect our business.

If we fail to comply with laws and regulations relating to the confidentiality of sensitive personal information or standards in electronic health data transmissions, we could be required to make significant changes to our products, or incur penalties or other liabilities.

Certain of our businesses involve access to personal health, medical, financial and other information of individuals, and are accordingly directly or indirectly subject to numerous federal, state, local and foreign laws and regulations that protect the privacy and security of such information, and require, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes, and notify individuals in the event of privacy and security breaches. Failure to comply with these laws can result in substantial penalties and other liabilities. As a result of the federal Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was passed in 2009, some of our businesses that were previously only indirectly subject to federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy and security rules became directly subject to such rules because such businesses serve as “business associates” of HIPAA covered entities, such as health care providers. On January 17, 2013 the Office for Civil Rights of the Department of Health and Human Services released a final rule implementing the HITECH Act and making certain other changes to HIPAA privacy and security requirements. Compliance with the rule was required by September 23, 2013, and increases the requirements applicable to some of our businesses.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

None.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

Not applicable.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded publicly on the NASDAQ Global Select Market. Our trading symbol is “SIRO”.

QUARTERLY INFORMATION ON THE PRICE RANGE OF COMMON STOCK

The following table presents quarterly information on the price range of our common stock. This information indicates the high and low sale prices, as quoted on NASDAQ commencing October 1, 2012. These prices do not include retail markups, markdowns or commissions.

Quarterly Price Range of Common Stock
	Range
(In Dollars)	High	Low
Fiscal Year Ended September 30, 2014
First Quarter	$73.94	$66.04
Second Quarter	77.31	67.20
Third Quarter	82.84	72.11
Fourth Quarter	84.95	75.16

Fiscal Year Ended September 30, 2013
First Quarter	$64.57	$53.26
Second Quarter	73.98	64.11
Third Quarter	75.81	62.48
Fourth Quarter	72.63	64.40

On November 17,, 2014, there were approximately 68 holders of record of the Company’s common stock. However, the Company believes that the number of beneficial owners of its common stock is substantially higher.

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

ISSUER PURCHASES OF EQUITY SECURITIES

In May 2013, the Company’s Board of Directors announced a stock repurchase program (the “2013 Program”) to purchase up to an aggregate of $100 million of its common stock in open market or privately-negotiated transactions effective through June 2016.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

The Company is not obligated to acquire any particular amount of common stock and may suspend the program at any time at its discretion without prior notice.

During the fourth quarter of the fiscal year ended September 30, 2014, there were no share purchases made pursuant to this program. The approximate dollar value of shares that may yet be purchased under this program was $73.5 million as of September 30, 2014.

PERFORMANCE MEASUREMENT COMPARISON

The following graph compares the Company’s cumulative stockholder return on its common stock with the return on the Russell 2000 Index and the Dow Jones US Medical Equipment Index from September 30, 2009 through September 30, 2014, the end of the Company’s fiscal year. The graph assumes investments of $100 on September 30, 2009, the last trading day of that fiscal year, in the Company’s common stock, the Russell 2000 Index, and the US Medical Equipment Index and assumes the reinvestment of all dividends.

COMPARISON OF 6 YEAR CUMULATIVE TOTAL RETURN* Among Sirona Dental Systems, Inc, The Russell 2000 Index And The Dow Jones US Medical Equipment Index

*$100 invested on 9/30/2009 in stock or index-including reinvestment of dividends.

Comparison of 6-Year Cumulative Total Return

(In Dollars)	9/30/2009	9/30/2010	9/30/2011	9/30/2012	9/30/2013	9/30/2014

Sirona Dental Systems Inc.	$100.00	$121.14	$142.55	$191.46	$224.97	$257.75
Russell 2000	100.00	113.35	109.35	144.24	187.59	194.96
Dow Jones US Medical Equipment	100.00	100.94	105.58	130.72	162.88	195.62

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial data of Sirona included below and elsewhere in this document are not necessarily indicative of future performance. This information is only a summary and should be read in conjunction with the sections entitled ’‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements contained elsewhere in this document.

Selected Income Statement Data	Year Ended
	September 30,
(In millions)	2014	2013	2012	2011	2010
REVENUE	$1,171.1	$1,101.5	$979.4	$913.9	$770.3
GROSS PROFIT	641.7	591.4	524.0	483.7	399.0
OPERATING INCOME	238.1	212.8	185.8	160.9	128.1
INCOME BEFORE TAXES	230.4	197.5	178.3	159.5	115.2
NET INCOME	177.4	148.5	135.6	123.8	91.4
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$175.7	$146.7	$133.8	$121.8	$90.0

INCOME PER SHARE (attributable to Sirona Dental Systems, Inc. common shareholders):
Basic	$3.18	$2.67	$2.41	$2.19	$1.63
Diluted	$3.13	$2.61	$2.36	$2.13	$1.59

Selected Balance Sheet Data	As of
	September 30,
(In millions)	2014	2013	2012	2011	2010
CASH AND CASH EQUIVALENTS	$382.8	$241.7	$151.1	$345.9	$251.8
WORKING CAPITAL (1), (2)	449.8	317.0	222.9	46.2	297.6
TOTAL ASSETS	1,811.0	1,738.4	1,494.7	1,726.1	1,592.9
NON-CURRENT LIABILITIES (2)	312.5	334.3	315.9	255.0	625.2
TOTAL LIABILITIES	549.8	580.4	502.3	790.2	785.3
RETAINED EARNINGS	759.9	584.2	437.5	303.6	181.8
SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS’ EQUITY	1,258.8	1,155.6	989.4	932.3	805.4
TOTAL SHAREHOLDERS’ EQUITY	1,261.2	1,158.0	992.4	935.9	807.6
NET CASH (DEBT) (3)	$303.3	$166.3	$75.6	$(22.5)	$(119.0)

(1) Working capital is defined as current assets less current liabilities.
(2) The significant decrease in working capital and non-current liabilities in fiscal year 2011 is due to the reclassification of the final tranche of the senior term loan due in November 2011 as current. The balance of these senior term loans was $364.8 as of September 30, 2011.
(3) Net cash (debt) is defined as cash and cash equivalents less short and long-term financial liabilities.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report. Actual results and the timing of certain events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in “Operations Review” in this Item and elsewhere in this Report.

Certain revenue information is presented on a constant currency basis (“Constant Currency”). This information is a non-GAAP financial measure. Sirona supplementally presents this revenue information because it believes doing so facilitates a comparison of its operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Because of the historical significance of the Euro to its operations, Sirona calculates Constant Currency revenue growth by comparing current-period revenues to prior-period revenues with both periods converted at the U.S. Dollar/Euro average foreign exchange rate for each month of the current period. Currently, our Constant Currency calculation does not adjust for fluctuations in any other currency, most importantly the Japanese Yen, Chinese Yuan Renminbi, Australian Dollar, and Brazilian Real.

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

Sirona has a long tradition of innovation in the dental industry. The Company introduced the first dental electric drill over 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (CAD/CAM) system 29 years ago, and numerous other significant innovations in dentistry. Sirona continues to make significant investments in R&D, and its track record of innovative and profitable new products continues today. Sirona has the broadest product portfolio in the industry and is capable of fully outfitting and integrating a dental practice.

Sirona manages its commercial operations on both a product and geographic basis and maintains four reporting segments: 1) Dental CAD/CAM Systems, 2) Imaging Systems, 3) Treatment Centers, and 4) Instruments. Products from each category are marketed in all geographical sales regions.

Our business has grown substantially in the past several years, driven by numerous high-tech product introductions and continued expansion of our global sales and service infrastructure. Our growth was enabled by continued development of strong relationships with key distribution partners, namely Patterson in the U.S. and Henry Schein in Europe.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

The U.S. market is the largest individual market for Sirona, followed by Germany. We have also pursued expansion in other international markets. Over the last five fiscal years, the Company’s geographical revenue development was as follows:

U.S.: Revenues have been driven by innovative products, particularly in the CAD/CAM and Imaging segments.

International Markets: Sirona has been able to grow revenues in international markets by gaining market share with its innovative, best-in-class product solutions as well as through expansion of its local presence and distribution channels by establishing sales and service locations in countries such as Australia, Brazil, China, Italy, Japan, Russia, Slovakia, South Africa, South Korea, and Turkey. The expansion helped to increase market share but also contributed to higher SG&A expenses.

Sirona has been able to grow by often being first-to-market and establishing a strong distribution network as these countries’ dental markets expanded. Additionally, increasing demand for best-in-class dental technology and growing middle class populations demanding better dental care in these markets have increased demand for Sirona’s products.

Current Performance at a Glance

The following is a synopsis of our performance for the fiscal year ended September 30, 2014:

•	Revenue: For the fiscal year ended September 30, 2014, we reported revenue growth of 6.3%. On a Constant Currency basis, total revenues were up 3.9% over a strong fiscal year 2013, where revenues grew 11.7% Constant Currency. In both fiscal years, Constant Currency revenues were negatively impacted by exchange rate fluctuations other than the U.S. Dollar/Euro exchange rate. We continue to experience solid growth in demand for our CAD/CAM and Imaging products. Instruments was the strongest growing segment this year benefiting from our new state-of-the-art manufacturing facility in Bensheim, Germany, as well as strong demand for our hygiene product line. With the launch of our new Intego treatment center and various trade-up programs in the current fiscal year, Treatment Centers increased over a very strong prior year, which was positively impacted by the last-edition program for our popular M1+ unit. Geographically, growth was mainly driven by Other International Markets and increased success of our expanded international sales and services infrastructure, led by Japan, China, and Brazil.

•	Operating Income: Gross profit increased by $ 50.3 million, representing an improvement in gross profit margins to 54.8% (prior year period: 53.7%). We continue to invest in the expansion of our sales and service infrastructure in key markets and in research and development for new products and services. Overall, SG&A expenses increased $ 18.1 million, while R&D expenses increased $ 4.4 million. Operating income grew $ 25.3 million, or 11.9%, compared to the same period last year.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

•	Net Income: Net income attributable to Sirona shareholders was $ 175.7 million, an increase of $ 28.9 million, or 19.7%, over the prior year. The effective tax rate for the fiscal year ended September 30, 2014, was 23.0% (prior year period: 24.8%).

•	Cash Position: At September 30, 2014, the Company had cash and cash equivalents of $382.8 million and total debt of $79.5 million, resulting in net cash of $303.3 million, or an increase of $137.0 million compared to September 30, 2013.

Significant Factors Affecting Our Operating Performance

Foreign Currency Fluctuations

Although the U.S. Dollar is Sirona’s reporting currency, it conducts its business in many currencies, and its functional currencies vary depending on the country of operation. Fluctuations in exchange rates impact Sirona’s financial results. The single largest influencing factor is the U.S. Dollar/Euro exchange rate.

Although Sirona does not apply hedge accounting for foreign currency derivatives, it has entered into foreign exchange forward contracts to help mitigate foreign currency exposure. As these agreements are short-term (generally not exceeding six months) and do not cover all underlying exposures, continued fluctuation in exchange rates could materially affect Sirona’s results of operations.

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

The MDP Transaction and the Exchange

On June 30, 2005, Sirona Holdings Luxco S.C.A. (’‘Luxco’’), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O’Keefe, management and employees of Sirona, obtained control over the Sirona business. The transaction was effected by using new legal entities, Sirona Holding GmbH and its wholly-owned subsidiary Sirona Dental Services GmbH, to acquire 100% of the interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business through a leveraged buy-out transaction (the ’‘MDP Transaction’’).

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

Sirona’s cost of goods sold, R&D, SG&A expense, and operating results have been and will continue to be materially affected by depreciation and amortization costs resulting from the step-up to fair value of Sirona’s assets and liabilities.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

The company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of September 30, 2014, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

OPERATIONS REVIEW

Fiscal Year 2014 Compared to Fiscal Year 2013

Operations Review	Year ended
	September 30,
	2014		2013		Change
($ in millions)
REVENUE	$1,171.1	100.0%	$1,101.5	100.0%	$69.6	6.3%
Dental CAD/CAM Systems	425.8	36.4%	409.3	37.2%	16.5	4.0%
Imaging Systems	399.8	34.1%	378.0	34.3%	21.8	5.8%
Treatment Centers	225.3	19.2%	210.7	19.1%	14.6	6.9%
Instruments	120.2	10.3%	103.5	9.4%	16.7	16.1%
COST OF GOODS SOLD	(529.4)	(45.2%)	(510.1)	(46.3%)	(19.3)	3.8%
GROSS PROFIT (1)	641.7	54.8%	591.4	53.7%	50.3	8.5%
Dental CAD/CAM Systems	291.1	68.4%	276.7	67.6%	14.4	5.2%
Imaging Systems	232.6	58.2%	221.9	58.7%	10.7	4.8%
Treatment Centers	91.5	40.6%	81.4	38.6%	10.1	12.4%
Instruments	51.0	42.4%	43.2	41.7%	7.8	18.1%
Corporate (unallocated)	(24.5)		(31.8)		7.3	(23.0%)
Selling, general and administrative expense	(350.9)	(30.0%)	(332.8)	(30.2%)	(18.1)	5.4%
Research and development	(64.6)	(5.5%)	(60.2)	(5.5%)	(4.4)	7.3%
Net other operating income (expense)	11.9	1.0%	14.4	1.3%	(2.5)	(17.4%)
OPERATING INCOME	238.1	20.3%	212.8	19.3%	25.3	11.9%
Gain (loss) on foreign currency transactions, net	(0.3)	(0.0%)	(12.4)	(1.1%)	12.1	(97.6%)
Gain (loss) on derivative instruments	(2.5)	(0.2%)	0.4	0.0%	(2.9)	(725.0%)
Interest expense, net	(2.9)	(0.2%)	(3.4)	(0.3%)	0.5	(14.7%)
Other income (expense)	(2.0)	(0.2%)	0.2	0.0%	(2.2)	(1,100.0%)
INCOME BEFORE TAXES	230.4	19.7%	197.6	17.9%	32.8	16.6%
Income tax provision	(53.0)	(4.5%)	(49.0)	(4.4%)	(4.0)	8.2%
NET INCOME	177.4	15.1%	148.6	13.5%	28.8	19.4%
Less: Net income attributable to noncontrolling interests	(1.7)	(0.1%)	(1.8)	(0.2%)	0.1	(5.6%)
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$175.7	15.0%	$146.8	13.3%	$28.9	19.7%

(1) Percentages refer to the percent of total revenues except for segment gross profit information, where percentages refer to segment gross profit margin.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Revenue

For the fiscal year ended September 30, 2014, revenue was $ 1,171.1 million, an increase of $ 69.6 million, or 6.3% (increased 3.9% Constant Currency). The strengthening of the Euro throughout most of the fiscal year had a favorable impact on our reported revenue growth across all segments; whereas the weakening of other major currencies (such as Australian Dollar, Brazilian Real, Japanese Yen, etc.) had a negative impact on revenue growth for which no adjustment is made in our Constant Currency measure. Revenue developed by segment and geographically as follows:

By segment:

•	CAD/CAM Systems (increased 4.0% - up 1.9% Constant Currency): Revenue growth was driven by international markets, benefiting from new-user demand for our best-in-class products. CAD/CAM generally faced a difficult year-over-year comparison, with prior-year Constant Currency growth of 21.6%. The U.S. also faced a difficult year-over-year comparison due to the successful Omnicam trade-up program in fiscal 2013.

•	Imaging Systems (increased 5.8% - up 4.0% Constant Currency): Revenue growth was driven by increasing demand for our intraoral and Orthophos product lines, particularly in the U.S.

•	Treatment Centers (increased 6.9% - up 3.4% Constant Currency): Treatment Center revenues were boosted by the launch of our new Intego unit in the fourth quarter; however, segment revenues faced an overall challenging year-over-year comparison due to strong revenues in the prior year in connection with the IDS in Cologne, Germany, as well as the last-edition program for our well-renowned M1+ unit.

•	Instruments (increased 16.1% - up 12.3% Constant Currency): Revenue growth was driven by international markets, especially in the hygiene and traditional business. Our increased manufacturing capacity contributed to market expansion.

Geographically:

•	U.S. (increased 4.7%): U.S. revenues continued to benefit from strong, new-user demand for both our CAD/CAM and Imaging products, but faced a difficult overall year-over-year comparison, with prior-year growth of 18.2% benefiting from trade-up programs.

•	International Markets (increased 7.1% - increased 3.6% Constant Currency): Germany, our second-largest individual market, faced a challenging year-over-year comparison due to very strong sales in connection with the IDS in March 2013, with prior-year growth of 23.4% Constant Currency. Strong local sales growth in other international markets (led by Japan, China, and Brazil) was largely offset by the weakening of major currencies in these markets.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold

For the fiscal year ended September 30, 2014, cost of goods sold was $ 529.4 million, an increase of $ 19.3 million, or 3.8%. Cost of goods sold as a percentage of sales decreased to 45.2% (prior year period: 46.3%). Improvements in product, regional, and channel mix combined with cost reductions to more than offset the headwinds resulting from a strengthening Euro throughout most of the fiscal year and weakening of other currencies such as the Australian Dollar, Brazilian Real, and Japanese Yen.

Cost of goods sold included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $33.3 million (prior year period: $37.8 million). Excluding these amounts, cost of goods sold as a percentage of revenue was 42.4% (prior year period: 42.9%).

Gross Profit

Sirona uses gross profit, excluding the impacts of the MDP Transaction and the Exchange, to monitor segment performance. For the fiscal year ended September 30, 2014, gross profit was $ 641.7 million, an increase of $ 50.3 million, or 8.5%. Excluding the above amounts in cost of goods sold, gross profit as a percentage of revenue was 57.6% (prior year period: 57.1%). The increase in the gross profit margin was mainly due to improvements in product, regional, and channel mix combined with cost reductions, more than offsetting the abovementioned headwinds from foreign exchange effects that cut across all segments.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

By segment, gross profit developed in the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013 as follows:

•	CAD/CAM Systems: Segment gross profit benefited from increased revenues. The increase in gross profit margin was mainly driven by product and regional mix and a higher share of new-user sales versus trade ups, the favorable impacts of which were largely offset by negative foreign currency effects.
•	Imaging Systems: Segment gross profit and gross profit margin benefited from an increase in direct sales and a more favorable product mix within the extra-oral and intra-oral product lines. A less favorable regional mix and price concessions for the extra-oral product lines in certain international markets were only partially offset by cost reductions.
•	Treatment Centers: Segment gross profit and gross profit margin were boosted by productivity gains and distribution efficiencies achieved but were partially offset by less favorable product and regional mix.
•	Instruments: Segment gross profit benefited from the strong increase in general sales levels, especially in the hygiene category. The increase in gross profit margin was mainly driven by product and regional mix, partly offset by production inefficiencies and negative foreign currency impacts.

Selling, General, and Administrative

For the fiscal year ended September 30, 2014, SG&A expense was $ 350.9 million, an increase of $ 18.1 million, or 5.4%.

The increase in SG&A expense was primarily driven by the increase in sales volume, selling costs related to the introduction of new products, continuing investment in the expansion of our sales and service infrastructure in growth markets, and general inflation.

SG&A expense for the fiscal year ended September 30, 2014 included:

•	$12.2 million of other non-cash share-based compensation expense,
•	$2.7 million for the CFO Transition, and
•	$2.4 million of amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets.

SG&A expense for the fiscal year ended September 30, 2013 included:

•	$12.8 million of other non-cash share-based compensation expense ($9.0 million excluding the impact of the agreements with the former Chairman/CEO and EVP/CFO),
•	$8.6 million for the transition agreements with the former Chairman and CEO and the former EVP and CFO (which included a $3.8 million non-cash charge for the modification of share-based awards),
•	$2.5 million of amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets, and
•	$3.5 million of costs for the biennial IDS.

Excluding the effects of the transition agreements, SG&A expense increased $28.6 million, or 9.7% in the fiscal year ended September 30, 2013.

Excluding the above amounts, as a percentage of revenue, SG&A expense was 28.5% (prior year period: 28.1%).

Research and Development

R&D expense for the fiscal year ended September 30, 2014, was $ 64.6 million, an increase of $ 4.4 million, or 7.3%.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

The increase was mostly driven by additional investment in R&D projects and to a lesser extent the strengthening of the Euro throughout most of the fiscal year. As a percentage of revenue, R&D expense was 5.5% (prior year period: 5.5%).

Net Other Operating Income (Loss)

Net other operating income (loss) for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013 was as follows:

Net Other Operating Income (Loss)	Year ended
	September 30,
(In millions)	2014	2013
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$10.0	$10.0
Gain (loss) from patent infringement settlement (1)	-	4.4
Other miscellaneous gain (loss) (2)	1.9	-
Net other operating income (loss)	$11.9	$14.4

(1) The gain from patent settlement for the year ended September 30, 2013, represents amounts received for past lost profits in an out-of-court settlement of a patent defense suit in the normal course of business.
(2) The other miscellaneous gain for the year ended September 30, 2014, represents a gain on disposal of certain business assets.

Gain (Loss) on Foreign Currency Transactions and Derivative Instruments

Foreign Currency Transactions

The loss on foreign currency transactions for the fiscal year ended September 30, 2014 amounted to $ 0.3 million (prior year period: loss of $ 12.4 million). The components of these results are as follows:

Gain (Loss) on Foreign Currency Transactions	Year ended
	September 30,
(In millions)	2014	2013
Unrealized non-cash foreign exchange gain (loss) from translation adjustment of deferred income related to the Patterson exclusivity payment	$(2.0)	$1.9
Unrealized non-cash foreign exchange gain (loss) on short-term intra-group loans	(0.1)	(0.9)
Gain (loss) on other foreign currency transactions (1)	1.8	(13.4)
Gain (Loss) on Foreign Currency Transactions	$(0.3)	$(12.4)

(1) For the fiscal year ended September 30, 2014 and 2013, the gain (loss) on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by the fluctuations between the Yen/Euro, Euro/U.S. Dollar, and Real/Euro exchange rates.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Derivative Instruments

For the fiscal year ended September 30, 2014, the loss on derivative instruments was $ 2.5 million (prior year period: gain of $ 0.4 million). In both periods, the results related to foreign currency hedges.

Income Tax Provision

For the fiscal year ended September 30, 2014, Sirona recorded a profit before income taxes of $ 230.4 million (prior year period: $ 197.6 million), an income tax provision of $ 53.0 million (prior year period: $ 49.0 million), and an effective tax rate of 23.0% (prior year period: 24.8%). The income tax provision as of September 30, 2013, included the effect from a local trade tax increase at our principal German operations, which was enacted in and effective beginning in the first quarter of fiscal year 2013. This tax rate change resulted in a tax expense of $2.2 million from a non-cash remeasurement of deferred tax assets and liabilities. Excluding this amount, the effective tax rate in fiscal year 2013 was 23.7%.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Fiscal Year 2013 Compared to Fiscal Year 2012

Operations Review	Year ended
	September 30,
	2013		2012		Change
($ in millions)
REVENUE	$1,101.5	100.0%	$979.4	100.0%	$122.1	12.5%
Dental CAD/CAM Systems	409.3	37.2%	334.5	34.2%	74.8	22.4%
Imaging Systems	378.0	34.3%	343.5	35.1%	34.5	10.0%
Treatment Centers	210.7	19.1%	197.1	20.1%	13.6	6.9%
Instruments	103.5	9.4%	102.5	10.5%	1.0	1.0%
Corporate (unallocated)			1.8	0.2%	(1.8)	(100.0%)
COST OF GOODS SOLD	(510.1)	(46.3%)	(455.4)	(46.5%)	(54.7)	12.0%
GROSS PROFIT (1)	591.4	53.7%	524.0	53.5%	67.4	12.9%
Dental CAD/CAM Systems	276.7	67.6%	233.8	69.9%	42.9	18.3%
Imaging Systems	221.9	58.7%	199.5	58.1%	22.4	11.2%
Treatment Centers	81.4	38.6%	79.6	40.4%	1.8	2.3%
Instruments	43.2	41.7%	47.0	45.9%	(3.8)	(8.1%)
Corporate (unallocated)	(31.8)		(36.0)		4.2	(11.7%)

Selling, general and administrative expense	(332.8)	(30.2%)	(295.6)	(30.2%)	(37.2)	12.6%
Research and development	(60.2)	(5.5%)	(52.6)	(5.4%)	(7.6)	14.4%
Net other operating income (expense)	14.4	1.3%	10.0	1.0%	4.4	44.0%
OPERATING INCOME	212.8	19.3%	185.8	19.0%	27.0	14.5%
Gain (loss) on foreign currency transactions, net	(12.4)	(1.1%)	(5.9)	(0.6%)	(6.5)	110.2%
Gain (loss) on derivative instruments	0.4	0.0%	2.0	0.2%	(1.6)	(80.0%)
Interest expense, net	(3.4)	(0.3%)	(3.8)	(0.4%)	0.4	(10.5%)
Other income (expense)	0.1	0.0%	0.2	0.0%	(0.1)	(50.0%)
INCOME BEFORE TAXES	197.5	17.9%	178.3	18.2%	19.2	10.8%
Income tax provision	(49.0)	(4.4%)	(42.7)	(4.4%)	(6.3)	14.8%
NET INCOME	148.5	13.5%	135.6	13.8%	12.9	9.5%
Less: Net income attributable to noncontrolling interests	(1.8)	(0.2%)	(1.8)	(0.2%)	-	0.0%
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$146.7	13.3%	$133.8	13.7%	$12.9	9.6%

(1) Percentages refer to the percent of total revenues except for segment gross profit information, where percentages refer to segment gross profit margin.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Revenue

Revenue for the fiscal year ended September 30, 2013, was $1,101.5 million, an increase of $122.1 million, or 12.5% (increased 11.7% Constant Currency). Revenue developed by segment and geographically as follows:

By segment:

•	CAD/CAM Systems (increased 22.4% - up 21.6% Constant Currency): Segment revenue growth benefited from the Omnicam launch, the delivery of trade-up units, and a generally-increasing demand for products in this segment. Growth was broad-based, but was particularly strong in the U.S. and Germany.
•	Imaging Systems (increased 10.0% - up 9.5% Constant Currency): Sales growth was driven by robust demand for our Orthophos product line, particularly in the U.S. and Germany.
•	Treatment Centers (increased 6.9% - up 5.8% Constant Currency): We continued the above-market growth trajectory. Sales were particularly strong in Germany, benefiting from robust demand for our comfort and standard treatment center product lines, including the last-edition program for our well-renowned M1+ unit.
•	Instruments (increased 1.0% - flat Constant Currency): Sales were on prior-year levels Constant Currency.

Geographically:

•	U.S. (increased 18.2%): Revenues were exceptionally strong and benefited from (i) strong demand for our Imaging and CAD/CAM products, (ii) the impact of the implementation of the Medical Device Tax in 2013 and anticipated changes in tax benefits in the first quarter, (iii) the delivery of Omnicam trade-up units, particularly in the third and fourth quarters, and (iv) the expanded agreement with Patterson.
•	International Markets (increased 10.1% - up 9.1% Constant Currency): Sales growth was particularly driven by an exceptionally strong performance in Germany (up 23.4% Constant Currency) , where we experienced strong demand for our CAD/CAM and Imaging products, as well as for the last-edition M1+ treatment center unit. Sales growth in other international markets was overall robust and particularly driven by strong performance in China, Canada, Russia, and Brazil.

Excluding foreign currency fluctuations, revenue growth was mainly volume and product-mix driven. Prices in general remained stable, with the exception of pricing concessions in certain markets within the Imaging product lines.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold

For the fiscal year ended September 30, 2013, cost of goods sold was $510.1 million, an increase of $54.7 million, or 12.0%. Cost of goods sold as a percentage of sales increased slightly to 53.7% (prior year period: 53.5%).

Cost of goods sold included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $37.8 million (prior year period: $43.9 million). Excluding these amounts, cost of goods sold as a percentage of revenue was 42.9% (prior year period: 42.0%).

Gross Profit

Sirona uses gross profit, excluding the impacts of the MDP Transaction and the Exchange, to monitor segment performance. For the fiscal year ended September 30, 2013, gross profit was $591.4 million, an increase of $67.4 million, or 12.9%. Excluding the above amounts in cost of goods sold, gross profit as a percentage of revenue was 57.1% (prior year period: 58.0%).

By segment, gross profit developed in the fiscal year ended September 30, 2013 compared to the fiscal year ended September 30, 2012, as follows:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

•	CAD/CAM Systems: Segment gross profit benefited from the strong increase in sales; however, gross profit margin was below the prior year. The decrease in gross profit margin was mainly due driven by product mix, due to an increasing share of Omnicam sales and from the delivery of trade-ups.
•	Imaging Systems: Segment gross profit as well as gross profit margin mainly benefited from a strong increase in sales and favorable product mix within the extra-oral and intra-oral product lines.
•	Treatment Centers: The increase in gross profit was driven by increased volume, whereas the gross profit margin decrease was mainly due to product and regional mix.
•	Instruments: Segment gross profit and gross profit margin were below the prior-year level. The decrease in gross profit margin was driven by the increased ratio of lower-end handpieces, short-term inefficiencies from the ramp-up of expanded manufacturing capacity, as well as lower hygiene product sales.

Selling, General, and Administrative

For the fiscal year ended September 30, 2013, SG&A expense was $332.8 million, an increase of $37.2 million, or 12.6%.

The increase in SG&A expense was primarily driven by the general increase in sales volume and continuing investment in the expansion of our sales and service infrastructure to capitalize on opportunities to gain market share and build up our presence in key growth markets.

SG&A expense for the fiscal year ended September 30, 2013, included:

•	$12.8 million of other non-cash share-based compensation expense ($9.0 million excluding the impact of the agreements with the former Chairman/CEO and ECP/CFO),
•	$8.6 million for the transition agreements with the former Chairman and CEO and the former EVP and CFO (which included a $3.8 million non-cash charge for the modification of share-based awards),
•	$2.5 million of amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets, and
•	$3.5 million of costs for the biennial IDS.

Excluding the effects of the transition agreements, SG&A expense increased $28.6 million, or 9.7% in the fiscal year ended September 30, 2013.

SG&A expense for the fiscal year ended September 30, 2012, included:

•	$8.4 million of other non-cash share-based compensation expense, and
•	$2.7 million of amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets.

Excluding the above amounts, as a percentage of revenue, SG&A expense was 28.5% (prior year period: 29.1%).

Research and Development

R&D expense for the fiscal year ended September 30, 2013, was $59.6 million, an increase of $7.0 million, or 13.2%.

The increase was mainly driven by the timing of projects, particularly in preparation for the biennial IDS in March, where we launched a record 25 new products. As a percentage of revenue, R&D expense was 5.4% (prior year period: 5.4%).

Net Other Operating Income (Loss)

Net other operating income (loss) for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012 was as follows:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Net Other Operating Income (Loss)	Year ended
	September 30,
(In millions)	2013	2012
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$10.0	$10.0
Gain (loss) from patent infringement settlement (1)	4.4	-
Net other operating income (loss)	$14.4	$10.0

(1) The gain from patent settlement for the fiscal year ended September 30, 2013, represents amounts received for past lost profits in an out-of-court settlement of a patent defense suit in the normal course of business.

Gain (Loss) on Foreign Currency Transactions and Derivative Instruments

Foreign Currency Transactions

The loss on foreign currency transactions for the fiscal year ended September 30, 2013, amounted to $12.4 million (prior year period: loss of $5.9 million). The components of these results are as follows:

Gain (Loss) on Foreign Currency Transactions	Year ended
	September 30,
(In millions)	2013	2012
Unrealized non-cash foreign exchange gain (loss) from translation adjustment of deferred income related to the Patterson exclusivity payment	$1.9	$(2.6)
Unrealized non-cash foreign exchange gain (loss) on short-term intra-group loans	(0.9)	(3.4)
Gain (loss) on other foreign currency transactions (1)	(13.4)	0.1
Gain (Loss) on Foreign Currency Transactions	$(12.4)	$(5.9)

(1) For the fiscal years ended September 30, 2013 and 2012, the loss on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions. For the fiscal year 2013, these were primarily impacted by the weakness of the Yen, as well as fluctuations in the Brazilian Real and South African Rand to the U.S. Dollar in the second half of the fiscal year. For the fiscal year 2012, these were primarily impacted by the fluctuations between the Euro/U.S. Dollar.

Derivative Instruments

For the fiscal year ended September 30, 2013, the gain on derivative instruments was $ 0.4 million (prior year period: gain of $ 2.0 million). In both periods, the results related to foreign currency hedges.

Income Tax Provision

For the fiscal year ended September 30, 2013, Sirona recorded a profit before income taxes of $197.6 million (prior year period: $178.4 million), an income tax provision of $49.0 million (prior year period: $42.7 million), and an effective tax rate of 24.8% (prior year period: 24.0%). The income tax provision as of September 30, 2013, included the effect from a local trade tax increase at our principal German operations, which was enacted in and effective beginning in the first quarter of fiscal year 2013. This tax rate change resulted in a tax expense of $2.2 million from a non-cash remeasurement of deferred tax assets and liabilities.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

At September 30, 2014, the Company had cash and cash equivalents of $382.8 million and total debt of $79.5 million, resulting in net cash of $303.3 million. We believe our ability to generate cash from operating activities is one of our fundamental strengths. The near-term outlook for our business remains strong, and we expect to continue generating significant cash flows from operations in the future. The Company typically does not raise capital through issuance of stock; instead, we use debt financing to lower our overall cost of capital and increase our return on shareholders’ equity. We believe that our operating cash flows, available cash, and available but unused revolving credit facilities, in combination, provide us with the necessary financial flexibility to fund our working capital needs, research and development efforts, and anticipated capital expenditures for the foreseeable future.

We have significant operations outside of the U.S. and earn a significant portion of our consolidated operating income and income before taxes through our foreign subsidiaries. Cash and cash equivalents of $ 198.4 million held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

Debt Financing

On November 14, 2011, the Company entered into a senior facilities agreement (the “Senior Facilities Agreement’) with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors, and as of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. Initial borrowings under the Senior Facilities Agreement were used to retire the outstanding borrowings under the Company’s previous credit facilities. Please see “Capital Resources - Senior Facilities Agreement” within this section and Note 19 to our consolidated financial statements for a complete description of this Senior Facilities Agreement.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to consolidated adjusted EBITDA (“Consolidated Adjusted EBITDA”), determined on the basis of the last twelve months, of no more than 3.00 to 1. The Company is required to determine its compliance with the covenants as of September 30 and March 31. As of September 30, 2014, the most recent period for which this ratio was calculated, the Company was in compliance:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Covenants Ratios	September 30,	March 31,	September 30,
(In millions, except for ratio amounts)	2014	2014	2013
Consolidated Total Net Debt	$(303.3)	$(176.8)	$(163.4)
Consolidated Adjusted EBITDA	$321.6	$298.3	$294.7

Debt Cover Ratio (1)	N/A	N/A	N/A
as set by covenants (less than or equal to)	3.00	3.00	3.00

(1) Not meaningful in the absence of net debt.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for each of the periods under report:

Cash Flows	Year ended
	September 30,			Change
(In millions, except for percent amounts)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Net cash provided by (used in):
OPERATING activities	$248.4	$232.0	$201.5	$16.4	7.1%	$30.5	15.1%
INVESTING activities	(81.6)	(106.8)	(52.1)	25.2	23.6%	(54.7)	(105.0%)
FINANCING activities	(10.0)	(38.1)	(345.6)	28.1	73.8%	307.5	89.0%
Increase (decrease) in cash during the period	$156.8	$87.1	$(196.2)	$69.7	80.0%	$283.3	(144.4%)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $248.4 million for the fiscal year ended September 30, 2014 (prior year period: $232.0 million), an increase of $16.4, or 7.1%.

Influencing factors on the current-period change in operating cash flows were:

•	Adjustments to reconcile net income to net operating cash flows:
o	$9.2 million less favorable adjustments from derivative instrument and foreign currency transactions due to a significant reduction in net losses versus the prior year.
o	$11.1 million less favorable impacts from net deferred taxes. In the prior year, the acquisition of a technology company and the trade tax increase at our primary facility in Bensheim, Germany, both resulted in favorable adjustments.
o	In fiscal 2014, the gain on the sale of business assets resulted in an unfavorable impact of $1.9 million in the other adjustments.
o	The remaining changes only had a minor impact on the decrease in adjustments to reconcile net income to net cash provided by operating activities.

•	Effect of changes in assets and liabilities:
o	Accounts receivable decreased significantly over the prior year due in part to a lower concentration of revenues in the latter part of the fourth quarter in the current year compared to the prior year as well as a shift in customer structure, with increased sales in the fourth quarter to customers with shorter payment terms.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

o	Changes in trade accounts payable and other assets and liabilities were $23.9 million less favorable compared to the prior year. This development reflects the timing of supplier payments in the current period as well as the favorable impacts in the prior year resulting from the acquisition of a technology company.
o	Changes in current income tax liabilities resulted in $2.1 million more unfavorable adjustments in the current year due to the timing of income tax payments.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions, asset disposals, and divestitures.

Net cash used in investing activities was $81.6 million for the fiscal year ended September 30, 2014 (prior year period: $106.8 million), a decrease of $25.2 million, or 23.6%.

The primary contributors to the investing cash outflow in the fiscal year ended September 30, 2014 were:

•	the acquisition of the main administrative building in Bensheim, Germany for $26.7 million,
•	the sale of certain business assets for $11.5 million, and
•	software development costs for $19.8 million,
•	and investment in additional machinery for the instruments manufacturing facility in Bensheim, Germany.

For the fiscal year ended September 30, 2013, the primary contributors to the net cash used in investing activities were:

•	the acquisition of a technology company for $35.0 million,
•	the completion of the expansion of the new instruments manufacturing facility in Bensheim, Germany for $16.9 million,
•	software development costs for $13.5 million.

For the fiscal year ended September 30, 2012, the primary contributor to net cash used in investing activities primarily was software development costs for $11.5 million.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $10.0 million for the fiscal year ended September 30, 2014 (prior year period: $38.1 million), a decrease of $28.1 million, or 73.8%.

Influencing factors on the current-period change in financing cash flows were:

•	$28.1 million fewer purchases of treasury shares compared to the prior period, and
•	$1.1 million lower proceeds and $0.3 million higher tax effects from shares issued under share-based compensation plans.

For the fiscal year ended September 30, 2014, primary contributors to net cash used in financing activities were:

•	$14.8 million for purchases of treasury shares, less
•	$6.8 million of proceeds from shares issued under share-based compensation plans.

For the fiscal year ended September 30, 2013, the primary contributors to net cash used in financing activities were:

•	$42.9 million for purchases of treasury shares,
•	$2.8 million for the purchase of shares from and dividends paid to noncontrolling interest, less
•	$7.9 million of proceeds from shares issued under share-based compensation plans.

For the fiscal year ended September 30, 2012, primary contributors to net cash used in financing activities were:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

•	$295.5 million for the repayment of our senior term loans net of new loans received, and
•	$49.3 million for purchases of treasury shares.

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

The Senior Facilities Agreement includes:

(1)	a term loan in an aggregate principal amount of $75 million (“Facility A Term Loan”) available to Sirona or Sirona Dental, as borrower;
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

As of September 30, 2014 and September 30, 2013, the Facility A Term Loan was fully drawn to the amount of $75.0 million. The Revolving Facilities B and C remained undrawn as of September 30, 2014 and September 30, 2013.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes contractual obligations and commercial commitments as of September 30, 2014:

Contractual Obligations and Commercial Commitments	Payments due by period

(In millions)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt (1)	$81.2	$3,4	$77.8	$-	$-
Capital lease obligations	4.1	1.1	-	-	3.0
Operating lease obligations	27.4	8.9	10.6	5.8	2.1
Pension	31.7	3.6	5.6	6.2	16.3
Purchase commitments (2)	20.0	-	20.0	-	-
Total	$164.4	$17.0	$114.0	$12.0	$21.4

(1) includes expected interest payments and agency/commitment fees
(2) represents unconditional purchase commitments with remaining terms in excess of one year

OFF-BALANCE SHEET ARRANGEMENTS

Sirona does not have any off-balance sheet financing arrangements other than its derivatives.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Introduction

The preparation of financial statements in conformity with U.S. GAAP requires Sirona to make estimates and assumptions that affect amounts reported in its consolidated financial statements and accompanying notes. These estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information Sirona believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to Sirona’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in its estimates and assumptions from time to time. The following is a discussion of significant accounting policies and estimates important for the understanding of certain events and disclosures for the period under report. For a comprehensive listing and discussion of our significant accounting policies and estimates, please refer to Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” in this report.

Significant Policies and Estimates

Revenue Recognition

The Company’s main revenue stream results from the delivery of dental equipment. The Company also enters into revenue arrangements that consist of multiple deliverables of its product and service offerings.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

•	Services: Service revenue is generally recognized ratably over the contract term as the specified services are performed. Amounts received from customers in advance of rendering of services are classified as deferred income until the revenue can be recognized upon rendering of those services.
•	Extended Warranties: The Company offers its customers an option to purchase extended warranties on certain products. The Company recognizes revenue on these extended warranty contracts ratably over the life of the contract. The costs associated with these extended warranty contracts are recognized when incurred.
•	Multiple-Element Arrangements (“MEAs”): Arrangements with customers may include multiple deliverables, including any combination of equipment, services, and extended warranties. The deliverables included in the Company’s MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in the control of the Company. Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price (“RSP”) of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists and then based on estimated selling price (“ESP”).

VSOE: In most instances, products are sold separately in stand-alone arrangements. Services are also sold separately through renewals of contracts with varying periods. The Company determines VSOE based on its pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

ESP: The estimated selling price represents the price at which the Company would sell a product or service if it were sold on a stand-alone basis. When VSOE does not exist for all elements, the Company determines ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on its pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

The key assumption used in the actuarial calculations for the defined benefit pension plans is the selection of the appropriate discount rate. The discount rate has been selected by reference to market interest rates. The discount rate used reflects the rates available on high quality fixed income investment of appropriate duration at the measurement dates of each year. Fluctuations in market interest rates could impact the amount of pension expense recorded for these plans. The discount rate assumed at September 30, 2014 was 2.30% (prior year period: 3.40%). Accordingly, this change in discount rate affected the amount of pension obligation recorded at September 30, 2014.

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

The Company also has an early retirement plan, Altersteilzeit (’‘ATZ’’), which allows certain German employees who have been accepted into the plan to retire at 60 rather than at the legal retirement age of 67. Eligible employees are those who have attained the age of 59, have completed 12 years of service, and have been accepted to participate in the ATZ plan. Accepted employees join for a period of 2-4 years, during which they work in full active service for 50% of the agreed ATZ plan period, the remaining 50% of the plan period being the passive phase during which the employee does not work.  Alternatively, the employee may work for 50% of the time for the entire agreed ATZ plan period. The alternative actually executed is decided via mutual agreement between Sirona and the employee. During the active service period, the employees receive 50% of their salary plus a bonus payment equal to 35% of their salary, and the remaining 50% of their salary, plus a bonus payment equal to 35% of their salary, is paid during the inactive service period. The Company recognizes the salary component of the ATZ plan over the period from the beginning of the ATZ period to the end of the active service period.

Income Taxes

Sirona recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Sirona regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, as necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If Sirona is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, it could be required to increase its valuation allowance against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on operating results. As of September 30, 2014, Sirona had recorded valuation allowances against its deferred tax assets in the amount of $ 3.1 million (prior year period: $ 3.2 million). Further information on income taxes is provided in Note 8 to the consolidated financial statements appearing elsewhere in this report.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

If we determine that the fair value is more likely than not less than the carrying value, or we decide to bypass the qualitative assessment for a reporting unit, goodwill is tested for impairment under the two-step valuation test. The first step is to estimate the fair value of each reporting unit and compare this estimated fair value with each reporting unit’s carrying value. If the fair value is less than the carrying value, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment. In this second step, a fair value exercise similar to a business combination would be performed where the individual identifiable assets and liabilities of the reporting unit are valued at fair value with the difference between the fair value of the reporting unit being the implied fair value of goodwill. As of September 30, 2014, based on the qualitative assessment, the Company determined that step one of the impairment test is not required. If we would determine the fair value of a reporting unit, we would use a discounted future cash flow model to estimate reporting unit fair value. Significant assumptions in a discounted cash flow model would include discount rate, revenue and gross profit margin growth and terminal growth rates based on our judgments, estimates and assumptions.

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

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Please see Note 3 to the consolidated financial statements for any discussions of recently issued accounting standards that have not yet been adopted.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sirona is exposed to economic risk from foreign currency exchange rates as well as interest rates. Portions of these risks are hedged; however, they may impact our operating performance.

The following discussion should be read in conjunction with Notes 2, 16, and 19 to Sirona’s audited consolidated financial statements appearing elsewhere in this report, which provide further information on Sirona’s derivative instruments.

Foreign Currency

Sirona’s primary market risk exposure is foreign currency risk. Certain transactions, assets, and liabilities are exposed to foreign currency risk, which can adversely affect our revenues and operating profits. To help mitigate this risk and maximize the economic effectiveness of our foreign currency positions, Sirona enters into forward exchange contracts where practicable.

The Euro is the functional currency for the majority of Sirona’s subsidiaries, including its German operations, which are the primary sales and manufacturing operations of Sirona. Sales from other Sirona operations are denominated in various foreign currencies. As a percent of total revenues, sales and operating expenses in Euro, U.S. Dollar, and all other currencies (most importantly: Japanese Yen, Australian Dollar, Chinese Yuan Renminbi, and Brazilian Real) for fiscal year 2014 were approximately as follows:

The most significant influencing factor is the U.S. Dollar/Euro exchange rate. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly. The following table presents the relevant U.S. Dollar/Euro exchange rate information for the period(s) under report:

Fluctuations in Exchange Rates (USD/EUR)	Year ended
	September 30,

(In U.S. Dollars)	2014	2013	2012
Exchange rate used to calculate items in Sirona’s financial statements:
Period-end(1)	$1.2592	$1.3499	$1.2922
Average(2)	1.3573	1.3121	1.2992
Fluctuations during the period:
Low(3)	$1.2592	$1.2710	$1.2094
High(4)	1.3956	1.3639	1.4155

(1) Closing rate as of the balance sheet date.
(2) Year-to-date average exchange rate for the fiscal year.
(3) Lowest daily exchange rate for the fiscal year.
(4) Highest daily exchange rate for the fiscal year.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

In order to hedge portions of the transactional exposure to fluctuations in exchange rates, based on forecasted and firmly committed cash flows, Sirona enters into forward foreign currency contracts. Currently, the principal currencies hedged against the Euro are the U.S. Dollar, Japanese Yen, and Australian Dollar. These forward foreign currency contracts are intended to reduce short-term effects of changes in exchange rates. Sirona does not apply hedge accounting to these forward foreign currency contracts.

As of September 30, 2014, we changed our disclosure method of estimating and quantifying our foreign currency risks from a tabular presentation of the assets subject to foreign currency risk without an estimate of the possible effects on future earnings to a value-at-risk (“VAR”) model. We made this change because we believe that use of a VAR method provides our shareholders with a better understanding and estimate of the potential impacts on our earnings due to foreign currency risk.

VAR is defined as the expected gain or loss, for a given confidence level, in the fair value of our portfolio due to positive or adverse market movements over a defined time horizon. The VAR model is not intended to represent actual gains or losses in fair value, including determinations of other-than-temporary losses in fair value in accordance with U.S. GAAP, but is used as a risk estimation and management tool. The distribution of the potential changes in total market value of all transactional asset, and liability positions is computed based on the historical volatilities and correlations among foreign currency exchange rates, assuming normal market conditions.

The VAR is calculated as the total gain or loss that will not be exceeded at the 95.0 percentile confidence level. Several risk factors are not captured in the model, including liquidity, operational, and legal risks. The following table sets forth the one-day VAR for substantially all of our positions for the fiscal years ended September 30, 2014 and 2013:

Foreign Currency Risk		Value at Risk
		Maximum
(In millions)	Net Exposure (1)	Gain (2)	(Loss) (2)
September 30, 2014	$215.5	$1.6	$(2.0)
September 30, 2013	141.7	1.6	(1.7)

(1) as of the balance sheet date. Represents the net asset (liability) position exposed to foreign currency risk.
(2) for the fiscal years ended

Interest Rate

Sirona is also exposed to interest rate risk associated with short and long-term bank loans bearing variable interest rates. To help mitigate this interest rate risk exposure, Sirona enters into interest rate swap agreements.

On November 16, 2011, Sirona entered into interest rate swaps to fully hedge its interest exposure in connection with the Senior Facilities Agreement dated November 14, 2011. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Long-Term Debt” for further details. Since Sirona’s interest exposure is fully hedged and nearly 100% effective as of September 30, 2014, any sensitivity analysis (such as a hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt) would not have had a material impact on interest expense for the periods under report.

Please refer to Note 19 for information on interest rates and scheduled maturities of principal by fiscal year for our outstanding variable-rate indebtedness as of September 30, 2014.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included as a separate section of this Annual Report on Form 10-K, beginning on page 59.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2014. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (1992). Based on our assessment, management believes that, as of September 30, 2014, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm, which audited the Company’s financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. Please see attestation report on page 61.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2014).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2014).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2014).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2014).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2014).

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements, See Financial Information Table of Contents on Page 58.

(b) The following Exhibits are included in this report:

Exhibit No.	Item Title
2.1	Exchange Agreement, by and among Sirona Holdings Luxco S.C.A, Blitz 05-118 GmbH and Schick Technologies, Inc., dated September 25, 2005 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on September 26, 2005)
2.2	Amendment No. 1 to Exchange Agreement, dated May 11, 2006 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 16, 2006)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-33731, filed on June 30, 1997)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 20, 2006)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 24, 2014)
3.4	Bylaws of the Company effective as of September 20, 2010 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on September 23, 2010)
4.1	Form of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-153092, filed on August 20, 2008)
10.1	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 10-K, filed on July 13, 2001)†
10.2	Amendment to 1996 Employee Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on May 16, 2006)†
10.3	1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.2 to Form 10-K, filed on June 18, 2003)†
10.4	Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on January 26, 2007)†
10.5	Form of Stock Option Notice under Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference Exhibit 10.2 to Form 8-K filed on February 28, 2007)†
10.6	Distributorship Agreement, dated April 6, 2000, by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.34 to Form 10-K, filed on June 29, 2000)**
10.7	Amendment No. 1 to Distributorship Agreement, dated July 1, 2005 by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.1 to Form 10-Q/A, filed on March 24, 2006)**
10.8	Consulting and Non-Competition Agreement between Schick Technologies, Inc. and David B. Schick, dated May 7, 2004 (incorporated by reference to Exhibit 10.33 to Form 10-K, filed on June 25, 2004)
10.9	Transaction Services Agreement by and between Blitz F04-506 GmbH, Sirona Dental Services GmbH & Co KG, Sirona Dental Systems GmbH, MDP IV Offshore GP, LP and Harry M. Jansen Kraemer, Jr., dated July 6, 2005 (incorporated by reference to Exhibit 10.7 to Form 10-K, filed on December 11, 2006)
10.10	Registration Agreement between the Company and Luxco, dated as of June 20, 2006 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 20, 2006)
10.11	Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 14, 2006 (incorporated by reference to Exhibit 2.2 to Form 8-K filed on June 20, 2006)†

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

10.36	Senior Facilities Agreement, dated November 4, 2011, by and among Sirona Dental Systems, Inc., J.P. Morgan Limited, Unicredit Bank AG and J.P. Morgan Europe Limited. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 18, 2011)
10.37	Amended and Restated U.S. Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K/A, filed on July 12, 2012)
10.38	Amended and Restated U.S. CAD-CAM Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems GmbH. (incorporated by reference to Exhibit 10.2 to Form 8-K/A, filed on July 12, 2012)
10.39	Letter Amendment to Amended and Restated Employment Agreement, dated as of October 1, 2012, between Sirona Dental Systems, Inc. and Jeffrey T. Slovin (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on October 5, 2012)†
10.40	Transition Agreement by and between Sirona Dental GmbH, Sirona Dental Systems, Inc. and Jost Fischer, dated November 16, 2012 (incorporated by reference to Exhibit 10.39 to Form 10-K, filed on November 16, 2012)†
10.41	Employment Contract between Sirona Dental Services GmbH and Rainer Berthan, dated February 20, 2012 (incorporated by reference to Exhibit 10.40 to Form 10-K, filed on November 16, 2012)†
10.42	Amendment to Amended and Restated Employment Agreement, dated as of May 7, 2013, between Sirona Dental Systems, Inc. and Jeffrey T. Slovin (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 10, 2013)†
10.43	Executive Employment Agreement, dated July 29, 2013, by and between Sirona Dental Systems, Inc. and Ulrich Michel (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed on August 2, 2013)†
10.44	Separation Agreement, dated August 1, 2013, by and between Sirona Dental GmbH, Sirona Dental Systems, Inc. and Simone Blank (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on August 2, 2013)†
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)
16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission confirming statements made about it by Company in connection with changes to the Company’s certifying accountant (incorporated by reference to Exhibit 16.1 to Form 8-K, filed on June 26, 2006)
21.1	List of Subsidiaries of Company*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Labels Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
†	Compensatory plan or arrangement
*	Filed herewith
**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
***	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended September 30, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012, (iii) Consolidated Balance Sheets as of September 30, 2014 and 2013, (iv) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012, and (vi) Notes to Consolidated Condensed Financial Statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2014	SIRONA DENTAL SYSTEMS, INC.

	By:	/s/ JEFFREY T. SLOVIN
Jeffrey T. Slovin

President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY T. SLOVIN	President, Chief Executive Officer, and Director	November 21, 2014
Jeffrey T. Slovin	(Principal Executive Officer)

/s/ ULRICH MICHEL	Executive Vice President and Chief Financial Officer	November 21, 2014
Ulrich Michel	(Principal Financial Officer)

/s/ STEPHAN MITSDOERFFER	Chief Accounting Officer	November 21, 2014
Stephan Mitsdoerffer	(Principal Accounting Officer)

/s/ THOMAS JETTER	Chairman of the Board and Director	November 21, 2014
Thomas Jetter

/s/ DAVID BEECKEN	Director	November 21, 2014
David Beecken

/s/ WILLIAM K. HOOD	Director	November 21, 2014
William K. Hood

/s/ ARTHUR D. KOWALOFF	Director	November 21, 2014
Arthur D. Kowaloff

/s/ HARRY M. JANSEN KRAEMER, JR.	Director	November 21, 2014
Harry M. Jansen Kraemer, Jr.

/s/ TIMOTHY P. SULLIVAN	Director	November 21, 2014
Timothy P. Sullivan

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

FINANCIAL INFORMATION

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sirona Dental Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2014 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirona Dental Systems, Inc.’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 21, 2014 expressed an unqualified opinion on the effectiveness of Sirona Dental Systems, Inc.’s internal control over financial reporting.

/s/ KPMG AG Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany

November 21, 2014

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Sirona Dental Systems, Inc.:

We have audited Sirona Dental Systems, Inc.’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirona Dental Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sirona Dental Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2014, and our report dated November 21, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG AG Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany
November 21, 2014

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

CONSOLIDATED STATEMENTS OF INCOME

		Year ended September 30,
(In millions, except for share and per share amounts)	Notes	2014	2013	2012
REVENUE		$1,171.1	$1,101.5	$979.4
Cost of goods sold		(529.4)	(510.1)	(455.4)
GROSS PROFIT		641.7	591.4	524.0
Selling, general and administrative expense		(350.9)	(332.8)	(295.6)
Research and development expense		(64.6)	(60.2)	(52.6)
Net other operating income (loss)	5	11.9	14.4	10.0
OPERATING INCOME		238.1	212.8	185.8
Gain (loss) on foreign currency transactions		(0.3)	(12.4)	(5.9)
Gain (loss) on derivative instruments	6	(2.5)	0.4	2.0
Interest income (expense)		(2.9)	(3.4)	(3.8)
Other income (expense)		(2.0)	0.1	0.2
INCOME BEFORE TAXES		230.4	197.5	178.3
Income tax benefit (expense)	8	(53.0)	(49.0)	(42.7)
NET INCOME		177.4	148.5	135.6
Net (income) loss attributable to noncontrolling interests		(1.7)	(1.8)	(1.8)
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.		$175.7	$146.7	$133.8

INCOME PER SHARE (attributable to Sirona Dental Systems, Inc. common shareholders)	9
Basic		$3.18	$2.67	$2.41
Diluted		$3.13	$2.61	$2.36
Weighted average shares - basic		55,269,606	54,979,044	55,524,188
Weighted average shares - diluted		56,203,970	56,213,992	56,755,396

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Year ended
		September 30,

(In millions)	Notes	2014	2013	2012
NET INCOME		$177.4	$148.5	$135.6
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	11
Cumulative translation adjustment		(88.5)	36.7	(50.0)
Derivative financial hedging instruments		0.3	0.6	(1.3)
Unrecognized elements of pension cost		6.8	0.9	10.2
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		(81.4)	38.2	(41.1)
TOTAL COMPREHENSIVE INCOME (LOSS)		96.0	186.7	94.5
Comprehensive (income) loss attributable to noncontrolling interests		(1.7)	(1.6)	(1.8)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS		$94.3	$185.1	$92.7

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

CONSOLIDATED BALANCE SHEETS

		September 30,
(In millions, except for share and par value amounts)	Notes	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$382.8	$241.7
Restricted cash		0.8	0.7
Accounts receivable, net of allowance for doubtful accounts of $2.4 and $1.6, respectively		115.6	145.2
Inventories, net	13	123.4	109.2
Deferred tax assets	8	29.7	31.4
Prepaid expenses and other current assets		26.8	32.6
Income tax receivable	8	8.0	2.3
TOTAL CURRENT ASSETS		687.1	563.1
Property, plant and equipment, net of accumulated depreciation of $171.3 and $156.7, respectively		221.0	182.7
Goodwill		629.3	672.1
Intangible assets, net of accumulated amortization of $511.3 and $503.1, respectively		252.8	301.7
Other non-current assets		5.3	5.6
Deferred tax assets	8	15.5	13.2
TOTAL ASSETS		$1,811.0	$1,738.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable		$59.9	$73.2
Short-term financial liabilities		1.5	0.4
Income taxes payable	8	6.1	9.3
Deferred tax liabilities	8	2.2	0.7
Accrued liabilities and deferred income		167.6	162.5
TOTAL CURRENT LIABILITIES		237.3	246.1
Long-term financial liabilities		78.0	75.0
Deferred tax liabilities	8	111.8	131.5
Other non-current liabilities		25.1	27.4
Pension related provisions		71.7	66.0
Deferred income		25.9	34.4
TOTAL LIABILITIES		549.8	580.4
COMMITMENTS & CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)		-	-
Common stock ($0.01 par value; 95,000,000 shares authorized;		0.6	0.6
57,776,336 shares issued; 55,364,617 shares outstanding at Sep. 30, 2014; 57,213,615 shares issued; 54,999,436 shares outstanding at Sept. 30, 2013
Additional paid-in capital		697.9	674.2
Treasury stock, at cost		(126.8)	(112.0)
2,411,719 shares held at cost at Sep. 30, 2014; 2,214,179 shares held at cost at Sept. 30, 2013
Retained earnings		759.9	584.2
Accumulated other comprehensive income (loss)	11	(72.8)	8.6
TOTAL SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS’ EQUITY		1,258.8	1,155.6
NONCONTROLLING INTERESTS		2.4	2.4
TOTAL SHAREHOLDERS’ EQUITY		1,261.2	1,158.0
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY		$1,811.0	$1,738.4

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		September 30,
(In millions, except for share amounts)	Notes	2014	2013	2012
SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS’ EQUITY
NUMBER OF COMMON SHARES ISSUED AND OUTSTANDING
Balance at beginning of period		54,999,436	55,051,673	55,815,323
Issuance of common stock upon exercise of options		562,721	615,570	305,625
Purchase of treasury stock		(197,540)	(667,807)	(1,069,275)
Balance at end of period		55,364,617	54,999,436	55,051,673

COMMON SHARE CAPITAL		$0.6	$0.6	$0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period		674.2	650.2	636.6
Issuance of common stock upon exercise of options and net effect of vesting of RSUs/PSUs		6.8	7.9	3.9
Stock compensation		12.2	12.8	8.6

Tax effect of stock options exercised and net effect of vesting of RSUs/PSUs		4.7	3.9	0.4
Purchase of shares from noncontrolling interests		-	(0.6)	0.7
Balance at end of period		697.9	674.2	650.2

TREASURY STOCK
Balance at beginning of period		(112.0)	(69.1)	(19.8)
Purchase of treasury stock (at cost)		(14.8)	(42.9)	(49.3)
Balance at end of period		(126.8)	(112.0)	(69.1)

RETAINED EARNINGS
Balance at beginning of period		584.2	437.5	303.7
Net income (loss)		175.7	146.7	133.8
Balance at end of period		759.9	584.2	437.5

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	11
Balance at beginning of period		8.6	(29.8)	11.3
Other comprehensive income (loss)		(81.4)	38.4	(41.1)
Balance at end of period		(72.8)	8.6	(29.8)
TOTAL SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS’ EQUITY		$1,258.8	$1,155.6	$989.4

EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Balance at beginning of period		$2.4	$3.0	$3.6
Purchase of shares from noncontrolling interests		-	(0.8)	(0.7)
Dividend distribution to noncontrolling interests		(1.5)	(1.4)	(1.7)

Net income (loss) attributable to noncontrolling interests		1.7	1.8	1.8
Cumulative translation adjustment		(0.2)	(0.2)	-
TOTAL EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS		$2.4	$2.4	$3.0

TOTAL SHAREHOLDERS’ EQUITY		$1,261.2	$1,158.0	$992.4

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(In millions)	2014	2013	2012
OPERATING ACTIVITIES
NET INCOME	$177.4	$148.5	$135.6
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	76.3	75.6	77.7
(Gain) loss on derivative instruments and foreign currency transactions	2.8	12.0	3.9
Deferred income taxes	(13.8)	(2.7)	(17.3)
Share-based compensation expense	12.2	12.8	8.6
Other adjustments	(1.3)	0.6	0.6
TOTAL ADJUSTMENTS TO RECONCILE NET INCOME TO OPERATING CASH FLOWS	76.2	98.3	73.5
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	20.5	(13.2)	(38.3)
Inventories	(24.9)	(26.8)	8.8
Trade accounts payable	(9.5)	16.4	4.6
Other current and non-current assets	2.9	(15.3)	(1.6)
Other current and non-current liabilities	14.3	30.5	8.7
Current income taxes	(8.5)	(6.4)	10.2
EFFECT OF CHANGES IN ASSETS AND LIABILITIES ON OPERATING CASH FLOWS	(5.2)	(14.8)	(7.6)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	248.4	232.0	201.5
INVESTING ACTIVITIES
Investment in property, plant and equipment	(93.7)	(70.7)	(47.1)
Proceeds from sale of property, plant and equipment	1.1	0.1	0.1
Prepayments for other assets	-	-	(4.6)
Purchase of intangible assets	(0.5)	(1.2)	(0.5)
Acquisition of business, net of cash acquired	-	(35.0)	-
Sale of business, net of cash sold	11.5	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(81.6)	$(106.8)	$(52.1)

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(In millions)	2014	2013	2012
FINANCING ACTIVITIES
Repayments of short-term and long-term debt	$-	$(0.1)	$(434.4)
Proceeds from borrowings	-	-	138.9
Purchase of treasury stock	(14.8)	(42.9)	(49.3)
Debt issuance cost	-	-	(2.8)
Purchase of shares from noncontrolling interest	-	(1.4)	-
Dividend distributions to noncontrolling interest	(1.5)	(1.4)	(1.7)
Common shares issued under share based compensation plans	6.8	7.9	3.9
Tax effect of common shares issued under share based compensation plans	(0.5)	(0.2)	(0.2)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(10.0)	(38.1)	(345.6)
CHANGE IN CASH AND CASH EQUIVALENTS	156.8	87.1	(196.2)
Effect of exchange rate change on cash and cash equivalents	(15.7)	3.5	1.5
Cash and cash equivalents at beginning of period	241.7	151.1	345.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$382.8	$241.7	$151.1

SUPPLEMENTAL INFORMATION
GENERAL
Interest paid	$2.7	$2.8	$3.0
Interest capitalized	0.4	0.2	0.2
Income taxes paid	60.3	65.7	44.8

ACQUISITION OF BUSINESS
Current assets	$-	$5.2	$-
Non-current assets	-	61.2	-
Current liabilities	-	(7.8)	-
Non-current liabilities	-	(12.0)	-
	-	46.6	-
Cash paid	-	(36.7)	-
Settlement of balances	-	(4.5)	-
Fair value of liabilities incurred	$-	$5.4	$-

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (’‘U.S. GAAP’’). All amounts are reported in millions of U.S. Dollars ($), except per share amounts or as otherwise disclosed.

Summary of Significant Accounting Policies

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

The Company presents all non-owner changes in shareholders’ equity in two separate but consecutive statements: Consolidated Statements of Income and Consolidated Statement of Comprehensive Income. The details for these items (category and type of change, current period movements, and related tax effects) are reported separately in Note 11 to the consolidated financial statements.

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

•	Services: Service revenue is generally recognized ratably over the contract term as the specified services are performed. Amounts received from customers in advance of rendering of services are classified as deferred income until the revenue can be recognized upon rendering of those services.
•	Extended Warranties: The Company offers its customers an option to purchase extended warranties on certain products. The Company recognizes revenue on these extended warranty contracts ratably over the life of the contract. The costs associated with these extended warranty contracts are recognized when incurred.
•	Multiple-Element Arrangements (“MEAs”): Arrangements with customers may include multiple deliverables, including any combination of equipment, services, and extended warranties. The deliverables included in the Company’s MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in the control of the Company. Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price (“RSP”) of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists and then based on estimated selling price (“ESP”).

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

VSOE: In most instances, products are sold separately in stand-alone arrangements. Services are also sold separately through renewals of contracts with varying periods. The Company determines VSOE based on its pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

ESP: The estimated selling price represents the price at which the Company would sell a product or service if it were sold on a stand-alone basis. When VSOE does not exist for all elements, the Company determines ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on its pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

After separating the elements into their specific units of accounting, total arrangement consideration is allocated to each unit of accounting according to the nature of the revenue as described above and application of the RSP method. Total recognized revenue is limited to the amount not contingent upon future transactions.

Research and Development

Amounts spent by the Company for research and development (R&D) efforts are recorded as R&D expenses when incurred. R&D costs relate primarily to internal costs for salaries, direct overhead costs and outside vendors. The Company capitalizes costs of equipment used for general R&D if it has alternative future use. The depreciation related to this capitalized equipment is included in the Company’s R&D costs. Software development costs incurred prior to the attainment of technological feasibility are considered R&D and are expensed as incurred. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Amortization of these costs is included in cost of goods sold over the estimated life of the products.

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

Warranty Expense	Year ended
	September 30,
(In millions)	2014	2013	2012
Warranty expense	$23.5	$18.3	$17.7

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in revenues, and the associated expense is recorded in cost of sales for all periods presented.

Advertising Costs

Advertising costs are expensed as incurred and recorded within selling, general and administrative expense. During the periods under report, advertising expense was as follows:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Advertising Costs	Year ended
	September 30,
(In millions)	2014	2013	2012
Advertising costs	$41.4	$39.3	$34.2

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

The Company also has an early retirement plan, Altersteilzeit (’‘ATZ’’), which allows certain German employees who have been accepted into the plan to retire at 60 rather than at the legal retirement age of 67. Eligible employees are those who have attained the age of 59, have completed 12 years of service, and have been accepted to participate in the ATZ plan. Accepted employees join for a period of 2-4 years, during which they work in full active service for 50% of the agreed ATZ plan period, the remaining 50% of the plan period being the passive phase during which the employee does not work.  Alternatively, the employee may work for 50% of the time for the entire agreed ATZ plan period. The alternative actually executed is decided via mutual agreement between Sirona and the employee. During the active service period, the employees receive 50% of their salary plus a bonus payment equal to 35% of their salary, and the remaining 50% of their salary, plus a bonus payment equal to 35% of their salary, is paid during the inactive service period. The Company recognizes the salary component of the ATZ plan over the period from the beginning of the ATZ period to the end of the active service period.

Income Taxes

Differences between the basis of assets and liabilities for financial statement purposes and for tax return purposes are recorded as deferred tax assets or deferred tax liabilities in the accompanying consolidated financial statements. Deferred taxes represent the tax consequences in future years of these differences at each balance sheet date, based on the enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. The provision (benefit) for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. A valuation allowance is established when it is more likely than not that the deferred tax assets are not realizable. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income as an adjustment to income tax expense in the period that includes the enactment date. See Note 8, “Income Taxes” for additional information.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Investments in money market funds are carried at fair value. All other cash equivalents are stated at cost, which approximates fair value.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Restricted Cash

Restricted cash represents cash balances that are i) pledged as collateral to financial institutions that provide security for prepayments from customers and other bonds or ii) held as security deposits for leased office space.

Accounts Receivable

Accounts receivable are stated at the invoiced amount, less allowances for doubtful accounts, which approximates fair value given their short-term due dates. Collectability of accounts receivable is regularly reviewed and is based upon management’s knowledge of customers and compliance with credit terms. The allowance for doubtful accounts is adjusted based on such evaluation, with the corresponding expense included in selling, general, and administrative expense in the Consolidated Statements of Income. Accounts receivable balances are written off when management deems the balances uncollectible.

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

Business Acquisitions

The Company acquires businesses as well as partial interests in businesses. Acquired businesses are accounted for using the acquisition method of accounting, which requires that all assets and liabilities are recorded at their respective fair values. Any excess of the purchase price over estimated fair values of net assets is recorded as goodwill. The assumptions made in determining fair value assigned to assets and liabilities acquired as well as asset lives can materially impact the results of operations.

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

Investments in Companies

Investments in associated companies over which the Company can exercise significant influence but not control are accounted for using the equity method. Investments in associated companies over which the Company cannot exercise significant influence or control are accounted for at cost.

Property, Plant and Equipment

Property, plant, and equipment are recorded at historical cost plus the fair value of asset retirement costs, if any and if reasonably estimable, less accumulated depreciation. Additions, improvements and major renewals, which extend the useful life of the asset, are capitalized; maintenance and repairs are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in current operating income. Development costs for software to be sold, leased, or otherwise marketed incurred after the establishment of technological feasibility are capitalized and amortized to cost of goods sold on a straight-line basis over the expected useful life of the software. Costs of software developed for internal use incurred during the development of the application are capitalized and amortized to operating expense on a straight-line basis over the expected useful life of the software.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Prepayments for property, plant, and equipment are classified as property, plant, and equipment and are not depreciated until the assets are received and placed into service.

The cost of property, plant and equipment is depreciated using the straight-line method over the following estimated useful lives of the respective assets:

Property, Plant, and Equipment (Useful Lives)	Useful Life
(In years)	Minimum	Maximum
Buildings	25	50
Building improvements and leasehold improvements	5	10
Machinery and technical equipment	3	10
Software and software licenses	3	5

Finite-Lived Intangible Assets

Finite-lived intangible assets are amortized according to the pattern in which the economic benefit of the asset is used up over their estimated useful lives, as shown below:

Finite-Lived Intangible Assets (Useful Lives)	Useful Life
(In years)	Minimum	Maximum
Patents and licenses	10	13
Technologies and Dealer Relationships	1	15

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Other non-current assets

Other non-current assets and prepaid expenses include capitalized debt issuance costs. The costs are amortized using the effective interest method. The non-current unamortized balance of such debt issuance costs was $0.6 million as of September 30, 2014 (prior year period: $1.2 million).

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

The Company does not utilize financial instruments for speculative purposes. The Company accounts for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging. This Topic prescribes requirements for designation and documentation of hedging relationships and ongoing assessments of effectiveness in order to qualify for hedge accounting. The Company has designated its interest rate swaps as qualifying hedge instruments and therefore applies hedge accounting. The Company has not designated any of its foreign currency derivatives as qualifying for hedge accounting under ASC 815. All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheet at fair value. The fair value of the forward foreign currency contracts and interest rate swaps are included within prepaid and other current assets or current accrued liabilities, depending on whether they are an asset or a liability. The change in fair value is recognized within ’‘Gains (losses) on derivative instruments’’ in the consolidated statement of income for the forward foreign currency contracts and the ineffective portion of the interest rate swaps. The effective portion of interest rate swaps is recognized within “Accumulated other comprehensive income/(loss)” in the consolidated balance sheet.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

3.	ACCOUNTING STANDARDS ISSUED

Changes to accounting principles generally accepted in the United States (“U.S. GAAP”) are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”). The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either (i) not applicable, (ii) are expected to have a minimal impact on our consolidated financial statements, or (iii) their adoption had an immaterial impact on our consolidated financial statements.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Equity Incentive Plan

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, restricted stock shares, RSU’s, and PSU’s. The 2006 Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of September 30, 2014, 481,502 shares were available for future grant under the 2006 Plan.

Restricted and Performance-Based Stock Units

In the fiscal year ended September 30, 2014, the Company granted 161,835 RSU’s and 43,466 PSU’s with an average value of $ 67.81 , representing the average of closing prices of the Company’s common stock at grant dates.

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

Stock Options

In the fiscal year ended September 30, 2014, the Company granted 224,565 stock options with a weighted average exercise price of $67.77 and weighted average fair value of $21.28 at the grant date. Grants generally vest over four years. All grants expire ten years after the date of the grant.

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

Black-Scholes Assumptions
	Year ended
	September 30,
	2014	2013
Expected Volatility	33.27%	38.23%
Risk-free rate	1.35%	0.70%
Expected term (in years)	5	5
Expected dividends	-	-

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Compensation Costs

The following tables summarize compensation expense charged to income for stock-based compensation and additional information for the fiscal years ended September 30, 2014, 2013, and 2012, respectively:

Compensation Expense	Year ended
	September 30,
(In millions)	2014	2013	2012
Compensation expense (1), (2)	$12.2	$12.8	$8.6

(1) For the fiscal year 2014, this included a compensation charge of $3.3 for share-based awards in connection with the CFO Transition.
(2) For the fiscal year 2013, this includes a compensation charge of $3.8 for the modification of share based awards in connection with the Transition Agreement for the former CEO and Chairman.

Additional Information
	Year ended
	September 30,
(In millions, except where noted)	2014	2013	2012
Tax Information
Income tax benefit recognized for share-based compensation	$(3.4)	$(3.7)	$(2.5)
Tax benefit realized from share-based compensation	$(9.2)	$(9.8)	$(3.3)

Future Costs
Total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards	$23.6	$19.6	$17.7
Weighted-average period expected for recognition of cost (in years)	2.4	2.6	2.6

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Restricted and Performance-Based Stock Unit Activity

The following is a summary of Sirona’s RSU and PSU activity for the last three fiscal years:

Restricted Stock Units Activity	Year ended
	September 30,
	2014		2013		2012
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	570,928	$46.37	585,187	$38.47	462,265	$36.99
Granted	161,835	68.13	180,036	63.19	216,400	41.15
Vested	(205,599)	39.93	(157,039)	37.37	(75,478)	36.26
Forfeited	(35,383)	52.17	(37,256)	41.49	(18,000)	41.98
Outstanding at end of period	491,781	55.81	570,928	$46.37	585,187	$38.47

Performance-based Stock Units Activity	Year ended
	September 30,
	2014		2013		2012
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	13,000	$36.78	13,000	$36.78	13,000	$36.78
Granted	43,466	66.63	-	-	-	-
Vested	(13,000)	36.78	-	-	-	-
Forfeited	(900)	66.64	-	-	-	-
Outstanding at end of period	42,566	66.63	13,000	$36.78	13,000	$36.78

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Stock Option Activity

The following is a summary of Sirona’s stock option activity for the last three fiscal years:

Stock Option Activity	Year ended
	September 30,
	2014		2013		2012
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at beginning of period	1,778,102	$21.93	2,157,113	$17.63	2,207,312	$15.05
Granted	224,565	67.77	154,500	63.45	227,375	40.41
Exercised	(406,300)	16.75	(512,221)	15.49	(254,860)	15.44
Forfeited	(35,775)	54.34	(21,290)	42.17	(22,714)	19.12
Outstanding at end of period	1,560,592	$29.13	1,778,102	$21.93	2,157,113	$17.63

thereof vested and exercisable	1,189,950		1,469,883		1,635,087

Additional Information (In millions, except where noted)
Intrinsic value of options exercised		$22.5		$27.3		$8.8
Total fair value of options vested		$2.4		$2.0		$1.7
Aggregate intrinsic value of exercisable stock options		$68.0		$75.2		$67.6
Weighted average remaining contractual life (in years)		2.6		3.3		4.2

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

5.	NET OTHER OPERATING INCOME (LOSS)

The components of net other operating income (loss) for the periods under report are as follows:

Net Other Operating Income (Loss)	Year ended
	September 30,
(In millions)	2014	2013	2012
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$10.0	$10.0	$10.0
Gain from patent infringement settlement (1)	-	4.4	-
Other miscellaneous gain (loss) (2)	1.9	-	-
Net other operating income (loss)	$11.9	$14.4	$10.0

(1) The gain from patent infringement settlement for the fiscal year ended September 30, 2013, represents amounts received for past lost profits in an out-of-court settlement of a patent defense suit in the normal course of business.
(2) The other miscellaneous gain for the fiscal year ended September 30, 2014, represents a gain on disposal of certain business assets.

Deferred Income

On June 30, 2005, Sirona and its largest distributor, Patterson, amended the terms of an existing distribution agreement to extend Patterson’s rights as exclusive distributor of certain Sirona products within the U.S. and Canada from October 1, 2007 through September 30, 2017. As consideration for the extension of its exclusivity rights, Patterson made a one-time payment of $100 million to Sirona in July 2005. Sirona recorded the full amount of the payment as deferred income and started amortizing the amount on a straight-line basis over ten years on October 1, 2007. Sirona accounts for the deferred income related to the Patterson payment as a monetary liability. The deferred income is amortized and recognized in net other operating income on a straight-line basis over the term of the contract ($10 million per year). The current portion of deferred income is reported within accrued liabilities and deferred income in the consolidated balance sheets. Effects of remeasurement of the amount from U.S. Dollar to Euro are reflected in the statement of income. For the periods under report, these effects were as follows:

Deferred Income (Patterson Exclusivity Payment)	Year ended
	September 30,
(In millions)	2014	2013	2012
Foreign currency transaction gain (loss) resulting from the remeasurement of the deferred income related to the Patterson exclusivity payment	$(2.0)	$1.9	$(2.6)

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

6.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

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

Foreign Currency

The Euro is the functional currency for many of Sirona’s subsidiaries, including its primary sales and manufacturing operations in Germany. During the periods under review, exchange rates fluctuated significantly, thereby impacting Sirona’s financial results. In order to hedge portions of the transactional exposure to fluctuations in exchange rates, based on forecasted and firmly-committed cash flows, Sirona enters into foreign exchange forward contracts (currently: USD, AUD, and JPY). These forward foreign currency contracts are intended to reduce short-term effects of changes in exchange rates. The Company enters into forward contracts that are considered to be economic hedges but which are not considered hedging instruments under ASC 815. As of September 30, 2014, these contracts had notional amounts totaling $31.1 million (prior year period: $38.1 million). These agreements are relatively short-term (generally not exceeding six months).

The fair value carrying amount of the Company’s derivative instruments at September 30, 2014 is described in Note 21 Fair Value Measurements.

The following tables summarize the impact of gains and losses from the fair value changes of the Company’s derivative instruments reported in our consolidated statements of income for the periods under report:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Derivatives Designated as Cash Flow Hedging Instruments

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Year ended
	September 30,
(In millions)	2014	2013	2012
Interest rate swap contracts	$0.5	$1.0	$(2.1)

Derivatives Not Designated as Hedging Instruments

Amount of Gain (Loss) Recognized in Income on Derivative Instruments	Year ended
	September 30,
(In millions)	2014	2013	2012	Affected Line Item in the Statement of Income
Foreign exchange contracts	$(2.5)	$0.4	$(2.0)	Gain (loss) on derivative instruments, net

7.	INTEREST INCOME (EXPENSE)

Interest Income (Expense)	Year ended
	September 30,
(In millions)	2014	2013	2012
Interest income	$1.0	$0.6	$0.8
Interest expense	(3.9)	(4.0)	(4.6)
Interest income (expense)	$(2.9)	$(3.4)	$(3.8)

8.	INCOME TAXES

The following discussion and tables present the Company’s relevant income tax positions for the periods under report.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Income tax (provision) benefit

The income tax (provision) benefit is comprised of the following:

(Provision) Benefit for Income Tax	Year ended
	September 30,
(In millions)	2014	2013	2012
Current
Domestic (U.S)	$(8.9)	$(9.1)	$(8.6)
Foreign	(53.5)	$(55.5)	$(46.6)
Total current	(62.4)	(64.6)	(55.2)

Deferred
Domestic (U.S)	$5.4	$4.8	$4.5
Foreign	4.0	$10.8	$8.0
Total deferred	9.4	15.6	12.5

(Provision) benefit for income tax	$(53.0)	$(49.0)	$(42.7)

Deferred Tax Assets (Liabilities)

Components of Net Asset (Liability)

The significant components of our net asset (liability) representing deferred income tax balances are as follows:

Components of Net Deferred Tax Asset (Liability)	September 30,
(In millions)	2014	2013
Employee share-based compensation	$15.7	$16.8
Receivables	0.7	2.4
Inventory reserve	2.1	1.5
Property, plant, and equipment	(14.9)	(13.7)
Intangible assets and goodwill	(105.0)	(122.1)
Debt issuance costs	(1.9)	(1.6)
Employee benefit accruals	11.1	8.0
Deferred income	5.1	2.2
Valuation allowances	(3.1)	(3.2)
Tax loss carryforward	11.0	10.8
IC profit elimination	8.1	8.6
Other	2.4	2.6
Net deferred income tax asset (liability)	$(68.7)	$(87.7)

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Management considers taxable income in the carry-back years, if carry back is permitted in the tax law, the projected future taxable income (including the realization of future taxable temporary differences), and tax planning strategies in making this assessment.

Tax Loss Carry-forwards

For the periods under report, the Company had gross tax loss carry-forwards subject to expiration as follows:

Tax Loss Carry-forwards	As of
	September 30,
(In millions)	2014	2013
Year of expiration:
2014	$-	$0.1
2015	1.0	1.0
2016	-	0.4
2017	1.4	1.4
2018	1.2	1.6
2019	4.3	-
15 years thereafter	7.7	15.1
Subtotal	15.6	19.6
Indefinite	20.1	15.5
Total tax loss carry-forwards	$35.7	$35.1

Deferred Tax Assets (Valuation Allowance Recognized(1))		Additions
		Charged to
(In millions)	Beginning balance	Costs / expenses	Other accounts	Deductions	Ending balance
For the year ended September 30,
2014	$3.2	$-	$-	$0.1	$3.1
2013	0.8	-	2.4	-	3.2
2012	$1.0	$-	$0.1	$0.3	$0.8
(1) predominantly relating to tax loss carry-forwards. Management believes that it is more likely than not that the benefits of those existing tax loss carry-forwards will not be realized within the period those tax losses are deductible.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Reconciliation of (Provision) Benefit for Income Taxes

The difference between the U.S. federal income tax rate and the Company’s income tax provision included in the consolidated statements of income consisted of the following:

Reconciliation of (Provision) Benefit for Income Taxes	Year ended
	September 30,
(In millions)	2014	2013	2012
Income before income taxes	$230.4	$197.5	$178.3
Reconciliation of (provision) benefit for income taxes:
Computed tax provision	(80.7)	(69.8)	(66.6)
Foreign tax differential	30.2	26.5	25.8
Nondeductible expenses	(1.4)	(0.2)	(1.3)
Permanent differences relating to German trade taxes	(1.1)	(1.4)	(1.2)
Share-based compensation	1.5	0.7	(0.1)
Tax income (expense) from prior periods	(0.2)	0.2	(1.2)
Tax free income and tax credits	0.5	0.6	2.2
Additional state taxes	(0.8)	(1.1)	(0.5)
Change in tax rate (1)	-	(2.2)	-
Change in valuation allowance	(1.4)	(2.4)	(0.1)
Other	0.4	0.1	0.3
(Provision) benefit for income taxes (2)	$(53.0)	$(49.0)	$(42.7)

(1) The change in tax rate from prior periods of $2.2 million at September 30, 2013, predominantly relates to a non-cash remeasurement of deferred tax assets and liabilities resulting from an increase in the local trade tax rate at our principal German operations.
(2) The income tax provision at September 30, 2012, includes expenses of $1.7 million related to a tax audit in Germany covering fiscal years 2005 until 2009.

In August 2007, a tax law was enacted that may limit the Company’s deductibility of interest in Germany (“Zinsschranke”). For the periods under report, the Company’s deductibility of interest was not limited as a result of this German tax law.

Components of Income before Taxes

Components of Income before Taxes	Year ended
	September 30,
(In millions)	2014	2013	2012
Germany	$133.7	$125.3	$113.0
United States	25.1	23.2	16.6
Other foreign	71.6	49.0	48.7
Income before income taxes	$230.4	$197.5	$178.3

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Additional Information

None of the goodwill recognized in the Exchange or in the business combinations completed in any of the periods presented is tax deductible.

The company makes no provision for deferred U.S. income taxes on undistributed foreign earnings and profits because as of September 30, 2014, it remained management’s intention to continue to indefinitely reinvest these amounts in foreign operations. These earnings relate to ongoing operations and, as of September 30, 2014, the approximate amount of undistributed foreign earnings amounted to $552 million (prior year period: $409 million). Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

For the periods under report, the Company had no unrecognized tax benefits.

With limited exception, the Company and its subsidiaries are no longer subject to U.S. federal, state and local or non-U.S. income tax audits (including Germany) by taxing authorities for tax returns filed with respect to periods prior to fiscal year 2009. During the fourth quarter of fiscal year ending September 30, 2014, the German tax authority began an income tax audit of the Company’s principal German operations for the fiscal years 2010 through 2013.

The Company classifies interest and penalties associated with income taxes as interest and other operating expense, respectively. Amounts of interest or penalties have not been material in any period.

9.	INCOME PER SHARE

The computation of basic and diluted income per share is as follows:

Income per Share	Year ended
	September 30,
(In millions, except share and per share amounts)	2014	2013	2012
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$175.7	$146.8	$133.8

Weighted average shares outstanding - basic	55,269,606	54,979,044	55,524,188
Dilutive effect of stock-based compensation (1)	934,364	1,234,948	1,231,208
Weighted average shares outstanding - diluted	56,203,970	56,213,992	56,755,396

Net income per share
Basic	$3.18	$2.67	$2.41
Diluted	3.13	2.61	2.36

(1) There were no stock options excluded from the computation of diluted earnings per share for the periods under report.

10.	SEGMENT REPORTING

Sirona manages its business on both a product and geographic basis and has four reporting segments: (1) Dental CAD/CAM Systems, (2) Imaging Systems, (3) Treatment Centers, and (4) Instruments. Sirona’s products are distributed globally through a network of independent distributors or our own sales and service infrastructure to dental practices, clinics, and laboratories. The Electronic Center is a shared facility that manufactured electronic components and provides services for all Sirona segments, and to a very limited extent, external parties.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

The Electronic Center was outsourced beginning with fiscal year 2013. Further shared functions are operated centrally: including customer service, logistics, site management, IT, and administration.

Description of the Company’s Segments

Dental CAD/CAM Systems

Dental CAD/CAM Systems address the worldwide market for dental restorations: inlays, onlays, veneers, crowns, bridges, copings, bridge frameworks, etc. made from ceramic, metal, or composite blocks. Dental CAD/CAM Systems products comprise in-office systems for dentists (CEREC) and laboratories (inLab, inEOS, etc.), as well as a central manufacturing service for copings and bridge-frameworks. The CEREC system allows dentists to prepare restorations in an ’‘out-of-mouth pre-shaped’ process and insert them into the patient’s mouth during a single visit.

Imaging Systems

Imaging systems products comprise a broad range of digital systems for diagnostic imaging in the dental practice. Sirona has developed a broad range of imaging systems for 2D and 3D panoramic and intra-oral applications that allow the dentist to accommodate the patient in a more efficient manner.

Treatment Centers

Sirona’s treatment centers comprise a broad range of products from basic dentist chairs to sophisticated chair-based centers with integrated diagnostic, hygiene, and ergonomic functionalities (such as Teneo, Sinius, C8+, etc.) as well as specialist centers used in preventative treatment and for training purposes.

Instruments

Sirona offers a wide range of instruments, including handheld and power-operated handpieces for cavity preparation, endodontics, periodontology, and prophylaxis, which are regularly updated and improved. The instruments are supplemented by multi-function tips, supply and suction hoses, as well as care and hygiene systems for instrument preparation. Sirona’s instruments are often sold as complete packages in combination with treatment centers. The segment also supplies parts for other divisions, especially Treatment Centers (OEM turbines and tubes) and Dental CAD/CAM Systems.

Segment Results

The following tables reflect the results of the Company’s reportable segments under the Company’s management reporting system. The segment performance measure used to monitor segment performance is gross profit (’’Segment Performance Measure’’) excluding the impact of the acquisition of control of the Sirona business by Sirona Holdings Luxco S.C.A. (“Luxco”) – the former controlling shareholder, a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners (“MDP”), Beecken Petty O’Keefe, and management of Sirona through a leveraged buyout transaction on June 30, 2005 (the “MDP Transaction”) – and the Exchange. This measure is considered by management to better reflect the performance of each segment as it eliminates the need to allocate centrally-incurred costs and significant purchase accounting impacts that the Company does not believe are representative of the performance of the segments. Furthermore, the Company monitors performance geographically by region. As the Company manages its business on both a product and a geographical basis, U.S. GAAP requires segmental disclosure based on product information.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Segment Performance	Year ended
	September 30,
(In millions)	2014	2013	2012
Revenue External
Dental CAD/CAM Systems	$425.8	$409.3	$334.5
Imaging Systems	399.8	378.0	343.5
Treatment Centers	225.3	210.7	197.1
Instruments	120.2	103.5	102.5
Total Segments	1,171.1	1,101.5	977.6
Corporate	-	-	1.8
Total	$1,171.1	$1,101.5	$979.4

Revenue Internal
Instruments	13.2	12.8	11.8
Intercompany elimination	(13.2)	(12.8)	(11.8)
Total Segments	-	-	-
Corporate	-	-	22.5
Intercompany elimination	-	-	(22.5)
Total	$-	$-	$-

Revenue Total
Dental CAD/CAM Systems	$425.8	$409.3	$334.5
Imaging Systems	399.8	378.0	343.5
Treatment Centers	225.3	210.7	197.2
Instruments	133.4	116.3	114.3
Total Segments	1,184.3	1,114.3	989.5
Corporate	-	-	24.1
Total	$1,184.3	$1,114.3	$1,013.6

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Segment performance measure (gross profit)
Dental CAD/CAM Systems	$291.1	$276.7	$233.8
Imaging Systems	232.6	221.9	199.5
Treatment Centers	91.5	81.4	79.6
Instruments	51.0	43.2	47.0
Total Segments	666.2	623.2	559.9
Corporate	8.8	6.0	7.8
Total	$675.0	$629.2	$567.7

Depreciation and amortization
Dental CAD/CAM Systems	$15.6	$13.5	$10.3
Imaging Systems	7.5	6.6	6.0
Treatment Centers	6.6	7.4	7.6
Instruments	6.6	5.0	3.9
Total Segments	36.3	32.5	27.8
Corporate	3.8	2.5	2.0
Total	$40.1	$35.0	$29.8

Reconciliation of the Results of the Segment Performance Measure to the Consolidated Statements of Income

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the periods under report are mainly due to the impact of purchase accounting and certain other corporate items. These effects are not included in the segment performance measure as the Company does not believe these to be representative of the performance of each segment. These adjustments relate primarily to the exclusion of amortization and depreciation related to the step-up to fair value of the intangible and tangible assets as a result of the MDP Transaction (refer to Note 15 for more information).

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Reconciliation of Segment Performance Measure to Consolidated Statement of Income	Year ended
	September 30,
(In millions)	2014	2013	2012
Revenue
Total segments (external)	$1,171.1	$1,101.5	$977.6
Corporate	-	-	1.8
Consolidated revenue	$1,171.1	$1,101.5	$979.4
Depreciation and amortization
Total segments	$36.3	$32.5	$27.8
Differences management reporting vs. U.S. GAAP (including corporate items and step-up depreciation and amortization)	40.0	43.1	49.9
Consolidated depreciation and amortization	76.3	75.6	77.7
Segment performance measure (gross profit)
Total segments	666.2	623.2	559.9
Differences management reporting vs. U.S. GAAP (including step-up depreciation and amortization and certain other corporate items)	(24.5)	(31.8)	(35.9)
Consolidated gross profit	641.7	591.4	524.0
Selling, general and administrative expense	(350.9)	(332.8)	(295.6)
Research and development expense	(64.6)	(60.2)	(52.6)
Net other operating income (loss)	11.9	14.4	10.0
Gain (loss) on foreign currency transactions	(0.3)	(12.4)	(5.9)
Gain (loss) on derivative instruments	(2.5)	0.4	2.0
Interest income (expense)	(2.9)	(3.4)	(3.8)
Other income (expense)	(2.0)	0.1	0.2
Income before taxes	$230.4	$197.5	$178.3

Concentration of Revenue

A substantial portion of our revenue comes from two distributors accounting for more than 10% of revenues. Patterson Companies, Inc. (“Patterson”) and Henry Schein, Inc. (“Henry Schein”) accounted for revenues and accounts receivable for the periods under report as shown in the table below. These revenues were earned across all segments, with a significant portion of revenues with Patterson being earned in the CAD/CAM and Imaging segments. No other customer accounted for more than 10% of revenues.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Concentration of Revenue	Year ended
	September 30,
(In millions, except for percent amounts)	2014	2013	2012
Top Customers
Revenues
Patterson Dental Company, Inc.	31%	33%	29%
Henry Schein, Inc.	14%	14%	15%
Total of customers > 10% revenues	45%	47%	44%

Accounts Receivable
Patterson Dental Company, Inc.	$38.9	$61.3	$43.5
Henry Schein, Inc.	14.6	12.2	11.5
Total Accounts Receivable of customers > 10% revenues	$53.5	$73.5	$55.0

Additional Segment Allocations

The tables that follow present additional segment allocations in accordance with U.S. GAAP.

Asset Allocations

Segment Asset Allocation	Year ended
	September 30,
	2014		2013
(In millions)	Goodwill	Total assets	Goodwill	Total assets
Dental CAD/CAM Systems	$295.8	$869.2	$315.9	$834.4
Imaging Systems	188.8	489.0	201.6	469.4
Treatment Centers	88.1	289.8	94.1	278.1
Instruments	56.6	163.0	60.5	156.5
Total	$629.3	$1,811.0	$672.1	$1,738.4

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Geographic Allocations

Geographic Information	Year ended
	September 30,
(In millions)	2014	2013	2012
Revenue (1)
Unites States	$352.4	$336.7	$284.9
Germany	200.3	198.6	159.3
Rest of world	618.4	566.2	535.2
Total revenue	$1,171.1	$1,101.5	$979.4

(1) Revenue is allocated to the country in which the customer is located.

Long-Lived Assets (2)
United States	$6.7	$6.5
Germany	192.6	159.8
Rest of world	27.0	22.1
Total long-lived assets	$226.3	$188.4

(2) Long-lived assets exclude all intangible assets and deferred tax assets.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components and development of accumulated other comprehensive income (loss) for the periods under report are as follows:

Accumulated Other Comprehensive Income (Loss)	Year ended
	September 30,
	2014
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$2.9	$6.4	$(0.7)	$8.6
Current increase (decrease)	(88.5)	9.4	0.5	(78.6)
Income tax (expense) benefit	-	(2.6)	(0.2)	(2.8)
Balance at end of period	(85.6)	13.2	(0.4)	(72.8)
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(85.6)	$13.2	$(0.4)	$(72.8)

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Accumulated Other Comprehensive Income (Loss)	Year ended
	September 30,
	2013
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$(34.0)	$5.5	$(1.3)	$(29.8)
Current increase (decrease)	36.7	1.4	1.0	39.1
Income tax (expense) benefit	-	(0.5)	(0.4)	(0.9)
Balance at end of period	2.7	6.4	(0.7)	8.4
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(0.2)	-	-	(0.2)
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$2.9	$6.4	$(0.7)	$8.6

12.	ACCOUNTS RECEIVABLE

The allowance for doubtful accounts developed as follows:

Accounts Receivable (Allowance for Doubtful Accounts)		Additions
		Charged to
(In millions)	Beginning balance	Costs / expenses	Other accounts	Deductions	Ending balance
For the year ended September 30,
2014	$1.6	$1.0	$-	$0.2	$2.4
2013	1.4	0.8	-	0.6	1.6
2012	$1.9	$0.8	$-	$1.3	$1.4

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

13.	INVENTORIES, NET

The components of net inventories for the periods under report are as follows:

Inventories	September 30,
(In millions)	2014	2013
Finished goods	$86.8	$72.6
Work in progress	14.3	14.4
Raw materials	39.7	37.5
Inventories, gross	140.8	124.5
Inventory reserve	(17.4)	(15.3)
Inventories, net	$123.4	$109.2

14.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment (Details)	September 30,
	2014			2013
(In millions)	Gross	Accum. depr. / amort.	Net	Gross	Accum. depr. / amort.	Net
Land	$11.9	$-	$11.9	$12.6	$-	$12.6
Buildings, building improvements, and leasehold improvements (1)	79.0	(19.5)	59.5	40.8	(13.4)	27.4
Machinery and technical equipment	200.3	(118.3)	82.0	186.0	(111.0)	75.0
Software and software licenses	79.3	(33.5)	45.8	70.5	(32.3)	38.2
Prepayments for property, plant, and equipment (2)	21.8	-	21.8	29.5	-	29.5
Total property, plant, and equipment	$392.3	$(171.3)	$221.0	$339.4	$(156.7)	$182.7

(1) thereof office space leased under operating leases to third parties	$1.2		$0.3	$1.2		$0.4

(2) Prepayments for property, plant, and equipment for the fiscal year ended September 30, 2013, include payments totaling $16.9 million made for construction, machinery, and special tools in connection with the expansion of our instruments manufacturing facility in Bensheim, Germany.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Additional Information	Year ended
	September 30,
(In millions)	2014	2013	2012
Depreciation and amortization expense	$40.1	$35.0	$29.8

thereof Amortization of Capitalized Software Development Costs	$9.2	$8.8	$6.4

15.	INTANGIBLE ASSETS AND GOODWILL

Components and Development

The components and development of intangible assets and goodwill for the periods under report are as follows:

Intangible Assets (Details)	September 30,
	2014			2013
		Accum.			Accum.
(In millions)	Gross	amort.	Net	Gross	amort.	Net
Patents & Licenses	$141.9	$(103.9)	$38.0	$152.2	$(99.1)	$53.1
Trademarks	123.7	(0.9)	122.8	130.7	(0.9)	129.8
Technologies and dealer relationships	470.0	(406.5)	63.5	491.3	(403.1)	88.2
In-process research & development (IPR&D)	28.5	-	28.5	30.6	-	30.6
Identifiable intangible assets	764.1	(511.3)	252.8	804.8	(503.1)	301.7
Goodwill	629.3	-	629.3	672.1	-	672.1
Total intangible assets	$1,393.4	$(511.3)	$882.1	$1,476.9	$(503.1)	$973.8

Additional Information (finite-lived identifiable intangible assets)	Year ended
	September 30,
(In millions)	2014	2013	2012
Amortization expense	$36.1	$40.6	$47.9

Annual Estimated Amortization Expense (5-Year Future)
Year ending September 30,
2015	$28.9	-	-
2016	21.9	-	-
2017	12.8	-	-
2018	8.8	-	-
2019	4.4	-	-

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Reconciliations

The following table provides information reconciling the changes in the value of intangible assets for the current fiscal year:

Intangible Assets (Reconciliations of Changes in Value and Additional Information)	September 30,
	2014				2013

(In millions, except where noted)	Goodwill	IPR&D	All other assets	Total	Goodwill	IPR&D	All other assets	Total
Beginning balance, net	$672.1	$30.6	$271.1	$973.8	$631.1	$40.3	$248.2	$919.6
Amortization	-	-	(36.1)	(36.1)	-	-	(40.6)	(40.6)
Purchases/disposals in the normal course of operations	(5.5)	-	0.5	(5.0)	(0.1)	-	0.8	0.7
Effect of business combinations (1)	-	-	-	-	18.2	29.7	13.6	61.5
Foreign currency fluctuations	(36.8)	(2.1)	(10.8)	(49.7)	23.2	0.9	9.2	33.3
Reclassifications within intangible assets (2)	(0.5)	-	(0.4)	(0.9)	(0.3)	(40.3)	39.9	(0.7)
Other	-	-	-		-	-	-
Ending balance, net	$629.3	$28.5	$224.3	$882.1	$672.1	$30.6	$271.1	$973.8

(1) The effect of business combinations for the year ended September 30, 2013 resulted from the acquisition of a technology company in the first quarter.
(2) An IPR&D project from a previous business acquisition that was still in process as of September 30, 2012 was realized and commercialized, and therefore classified, as a technology asset during the year ended September 30, 2013.

The total carrying value of IPR&D as of September 30, 2014, represented a single project:
Estimated completion of development phase (in %)	45%
Estimated remaining cost to complete	$15.7
Estimated percentage of completion for the full project (in %)	30%
Estimated timing of project completion	2018
The remaining steps prior to product release	further development, prototype finalization and testing, integration and field testing, and regulatory approvals.

Additional Information

On June 30, 2005, Sirona Holdings Luxco S.C.A. (’‘Luxco’’), a Luxembourg-based holding entity owned by funds managed by Madison Dearborn Partners, Beecken Petty O’Keefe, management and employees of Sirona, obtained control over the Sirona business.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

The transaction was effected by using new legal entities, Sirona Holding GmbH and its wholly owned subsidiary Sirona Dental Services GmbH, to acquire 100% of the interest in Sirona Dental Systems Beteiligungs- und Verwaltungs GmbH, the former parent of the Sirona business through a leveraged buy-out transaction (the ’‘MDP Transaction’’). The MDP Transaction was accounted for as a leveraged buyout transaction, in a manner similar to a business combination. Certain members of Sirona management who were deemed to be in the control group held equity interests in Sirona Group prior to and subsequent to the MDP Transaction (’‘Continuing Shareholders’’). The interests of the Continuing Shareholders have been reflected at the predecessor basis, resulting in 9.15% of each asset and liability acquired being valued at historical cost at June 30, 2005. The remaining 90.85% interest in each asset and liability was recognized at fair value at June 30, 2005, and the excess of purchase price over predecessor basis is included in additional paid-in capital in shareholders’ equity. Intangible assets and goodwill were primarily recorded in the MDP Transaction and the reverse acquisition of Schick on June 30, 2006.

16.	SHORT-TERM FINANCIAL LIABILITIES

The components of short-term financial liabilities for the periods under report are as follows:

Short-Term Financial Liabilities	September 30,
(In millions)	2014	2013
Bank loans
Accrued interest on long-term bank loans	$0.3	$0.3
Other short-term bank loans	0.1	0.1
Bank loans	0.4	0.4
Other short-term financial liabilities	1.1	-
Short-Term Financial Liabilities	$1.5	$0.4

17.	ACCRUED LIABILITIES AND DEFERRED INCOME

The components of accrued liabilities and deferred income for the periods under report are as follows:

Accrued Liabilities and Deferred Income	September 30,
(In millions)	2014	2013
Employee benefits (e. g. bonuses, vacation, overtime, holiday payment)	$41.0	$43.5
Product warranty	7.6	9.7
Customer rebates and bonuses	29.2	35.3
Deferred income	27.0	21.7
Other provision and liabilities	62.8	52.3
Accrued liabilities and deferred income	$167.6	$162.5

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

18.	PRODUCT WARRANTY

The following table provides the components of and changes in the product warranty accrual for the periods under report:

Product Warranty	Year ended
	September 30,
(In millions)	2014	2013
Balance at beginning of the period	$9.7	$8.5
Accruals for warranties issued	21.9	19.1
Warranty settlements made	(23.5)	(18.3)
Translation adjustment	(0.5)	0.4
Balance at end of the period	$7.6	$9.7

19.	LONG-TERM FINANCIAL LIABILITIES

The components of long-term financial liabilities for the periods under report are as follows:

Long-Term Financial Liabilities	September 30,
(In millions, except percentages)	2014	2013
Bank loans
Senior Term Loan (“Facility A” Term Loan, variable rate) (1)
repayable in two installments in November 2015 and November 2016	$75.3	$75.3
Bank loans	75.3	75.3
Other long-term financial liabilities	3.0	-
	78.3	75.3
Less current portion	(0.3)	(0.3)
Long-Term Financial Liabilities	$78.0	$75.0

Additional Information
(1) Actual interest rate	2.88%	2.88%
(1)Average interest rate for the fiscal year ended	2.88%	2.88%

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Senior Term Loans

Senior Facilities Agreement

On November 14, 2011, the Company entered into a senior facilities agreement (the “Senior Facilities Agreement”) with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors. As of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. Initial borrowings under the Senior Facilities Agreement were used to retire the outstanding borrowings under the Company’s previous credit facilities.

The Senior Facilities Agreement includes:

(1)	a term loan in an aggregate principal amount of $75 million (“Facility A Term Loan”) available to Sirona or Sirona Dental, as borrower;

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

As of September 30, 2014 and September 30, 2013, the Facility A Term Loan was fully drawn to the amount of $75.0 million. The Revolving Facilities B and C remained undrawn as of September 30, 2014 and September 30, 2013.

The table below reflects the contractual maturity dates of the various borrowings as of September 30, 2014:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Contractual Maturity Dates	As of
	September 30,
(In millions)	2014	2013
Year Ending September 30,
2014	$-	$0.3
2015	0.3	-
2016	22.5	22.5
2017	52.5	52.5
2018	-	-
2019	-	-
Total	$75.3	$75.3

20.	PENSION PLANS

Defined Benefit Plans

In Germany, the Company traditionally had an unfunded defined benefit pension plan whose benefits are based primarily on years of service and wage and salary group. As of January 1, 2001, the Company replaced its unfunded defined benefit pension plan with a new defined contribution plan. All new hires after that date only receive defined contributions to a pension plan based on a percentage of the employee’s eligible compensation. However, due to grandfathering provisions for certain existing employees hired before that date, the Company continues to be obligated to provide pension benefits which are at a minimum equal to benefits that would have been available under the terms of the traditional defined benefit plans (Grandfathered Benefit). The Grandfathered Benefit and contributions to the Company’s pension plan made for those employees after January 1, 2001 are included in the disclosures for defined benefit plans. The Company accounts for the Grandfathered Benefit by recognizing the higher of the defined contribution obligation or the defined benefit obligation for the minimum benefit. As of September 30, 2014 and 2013, contributions made through the defined contribution plan for those employees are adequate to cover the Grandfathered Benefit obligation. Therefore, the Company accounts for that portion of its pension obligation as a fully funded plan with a funded status of zero.

The Company uses an actuarial measurement date of September 30.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Defined Benefit Plans (Details)	September 30,
(In millions, except where noted)	2014	2013
Change in Funded Status of Defined Benefit Plans
Projected benefit obligation
Balance at beginning of period	$(80.5)	$(74.7)
Service cost	(1.1)	(1.4)
Interest cost	(2.2)	(2.1)
Actuarial gain (loss)	(11.0)	(1.1)
Investment earnings	(0.5)	(0.2)
Benefits paid	3.1	2.5
Currency translation	6.3	(3.5)
Balance at end of period	(85.9)	(80.5)
Fair value of plan assets
Fair value at beginning of period	14.5	13.1
Actual return on plan assets	0.5	0.2
Employer’s contribution	0.9	1.2
Benefits paid	(0.7)	(0.6)
Currency Translation	(1.0)	0.6
Fair value at end of period	14.2	14.5
Funded status: net asset (liability)	$(71.7)	$(66.0)
Accumulated Benefit Obligation	$(70.8)	$(65.0)
Long-Term Estimated Rate of Return on Plan Assets (1)	3.56%	3.56%

(1) per annum. This rate was based on an appropriate long-term rate for the plan assets held and is applied to the extent the defined benefit obligation is recognized for the Grandfathered Benefit.

Defined Benefit Plans (Additional Information)	Year Ended
	September 30,
(In millions, except where noted)	2014	2013	2012
Components of Net Periodic Benefit Costs
Service cost, net	$0.2	$0.2	$0.2
Interest cost	2.2	2.1	2.5
Amortization of actuarial (gains) losses	0.2	0.2	(0.3)
Net periodic benefit cost	$2.6	$2.5	$2.4

Weighted Average Assumptions
Discount rate used for determining benefit obligations (current-year rate) and net periodic benefit costs (prior-year rate).	2.30%	3.40%	3.50%

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

The benefits and contributions expected to be paid in cash in each of the following five years, and in aggregate for the fiscal years thereafter, are as follows:

Defined Benefit Pension Plans (Expected Cash Payments)	As of
	September 30,
	2014				2013
(In millions)	For benefits		For contributions		For benefits	For contributions
Year ending September 30,
2014	$		$		$3.8	$1.3
2015		3.6		1.2	2.9	1.3
2016		2.9		1.2	3.1	1.3
2017		2.7		1.2	2.9	1.2
2018		3.0		1.1	3.2	1.2
2019		3.2		1.1
5 Years thereafter		16.3		9.8	17.2	11.8
Total expected cash payments		$31.7		$15.6	$33.1	$18.1

Defined Contribution Plans

The Company also offers defined contribution benefits under the terms of a Section 401(k) plan in the U.S. as well as a number of other foreign plans. For the periods under report, the Company made payments to these plans as follows:

Defined Contribution Plans	Year ended
	September 30,
(In millions)	2014	2013
Contributions made to:
U.S. plans (1)	$0.8	$0.8
Foreign plans	1.1	0.9
Total contributions to defined contribution plans	$1.9	$1.7

(1) The Company is obligated to match employee contributions as defined in the plans.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

21.	FAIR VALUE MEASUREMENTS

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis for the periods under report:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Assets and Liabilities Measured at Fair Value (Recurring Basis)	September 30,
	2014
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(In millions)		Foreign exchange
Assets
Cash equivalents (money market funds)	$211.2	$-	$-	$211.2
Liabilities
Derivative liabilities	-	(1.5)	-	(1.5)
Business combination-related liabilities	-	-	(14.2)	(14.2)
Total	$211.2	$(1.5)	$(14.2)	$195.5

Assets and Liabilities Measured at Fair Value (Recurring Basis)	September 30,
	2013
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(In millions)		Foreign exchange
Assets
Cash equivalents (money market funds)	$31.3	$-	$-	$31.3
Derivative assets	-	0.9	-	0.9
Liabilities
Derivative liabilities	-	(0.1)	-	(0.1)
Business combination-related liabilities	-	-	(13.4)	(13.4)
Total	$31.3	$0.8	$(13.4)	$18.7

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

The change in the fair value of the business acquisition-related liabilities was $0.8 million for the period under report, and a total for all acquisitions of $1.5 million was recorded in other income (expense) in the income statement for the fiscal year ended September 30, 2014.

In the Company’s September 30, 2014 and 2013 Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

The Company did not elect the fair value option for any other eligible financial instruments.

22.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain buildings (including in New York and Charlotte (USA), Salzburg (Austria), and various other locations across the globe), vehicles, and IT equipment from unrelated third parties. The leases are non-cancellable and have terms of more than one year. Lease expense for the periods under report was as follows:

Lease Expense	Year ended
	September 30,
(In millions)	2014	2013	2012
Lease expense	$17.5	$16.4	$14.9

Future minimum lease payments under non-cancelable operating lease agreements as of September 30, 2014 are as follows:

Future Minimum Lease Payments Under Non-cancelable Operating Leases	As of
	September 30,
(In millions)	2014		2013
Year ending September 30,
2014	$		$13.5
2015		8.9	11.4
2016		6.7	9.1
2017		3.8	7.4
2018		2.5	5.9
2019		3.3
thereafter		2.1	18.2
Total future minimum lease payments		$27.3	$65.5

Unconditional Purchase Commitments

As of September 30, 2014, the Company had unconditional purchase commitments of $20.0 million (prior year period $14.2 million), mainly for purchases of raw material and components, which are due over a period of from one to three years.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Contingencies

The Company may be involved in lawsuits, claims, investigations and proceedings, including patent and commercial matters that arise in the ordinary course of business. At September 30, 2014, there are no such matters pending that the Company expects to be material in relation to its business, consolidated financial position, results of operations or cash flows.

23.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly operating results for the periods under report:

Selected Quarterly Information (Unaudited)	Quarter ended				Year ended
(In millions, except for share and per share amounts)	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	September 30, 2014
REVENUE	$298.7	$282.7	$299.7	$290.0	$1,171.1
GROSS PROFIT	162.7	151.5	167.6	159.9	641.7
OPERATING INCOME	62.1	50.4	67.3	58.3	238.1
INCOME BEFORE TAXES	58.8	49.6	67.7	54.3	230.4
NET INCOME	45.0	37.9	51.8	42.7	177.4
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$44.2	$37.3	$51.5	$42.7	$175.7

INCOME PER SHARE (attributable to Sirona Dental Systems, Inc. common shareholders)
Basic	$0.80	$0.67	$0.93	$0.78	$3.18
Diluted	0.79	0.66	0.92	0.76	3.13

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Selected Quarterly Information (Unaudited)	Quarter ended				Year ended
(In millions, except for share and per share amounts)	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	September 30, 2013
REVENUE	$272.4	$267.3	$283.2	$278.6	$1,101.5
GROSS PROFIT	151.9	144.7	151.5	143.3	591.4
OPERATING INCOME	58.8	47.6	58.5	47.9	212.8
INCOME BEFORE TAXES	54.2	42.5	53.8	47.0	197.5
NET INCOME	39.0	32.3	40.9	36.3	148.5
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$38.2	$31.8	$40.6	$36.1	$146.7

INCOME PER SHARE (attributable to Sirona Dental Systems, Inc. common shareholders)
Basic	$0.70	$0.58	$0.74	$0.65	$2.67
Diluted	0.68	0.56	0.72	0.65	2.61

