Form 10-Q
period 2014-12-31
SIRONA DENTAL SYSTEMS, INC.
filed 2015-02-06
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014
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

As of January 30, 2015, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 57,981,318.

FORWARD-LOOKING STATEMENTS

This Form 10-Q Quarterly Report contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, included in this report regarding the Company, its financial position, products, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans” and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. All forward looking statements speak only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

i

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

ii

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

iii

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

		Three months ended
		December 31,
(In millions, except for share and per share amounts) (Unaudited)	Notes	2014	2013
REVENUE		$293.0	$298.7
Cost of goods sold		(130.1)	(136.0)
GROSS PROFIT		162.9	162.7
Selling, general and administrative expense		(87.8)	(88.0)
Research and development expense		(14.8)	(15.1)
Net other operating income (loss)	5	2.5	2.5
OPERATING INCOME		62.8	62.1
Gain (loss) on foreign currency transactions		(2.2)	(2.6)
Gain (loss) on derivative instruments	6	0.4	0.6
Interest income (expense)		(0.9)	(0.8)
Other income (expense)		0.7	(0.5)
INCOME BEFORE TAXES		60.8	58.8
Income tax benefit (expense)	7	(14.0)	(13.8)
NET INCOME		46.8	45.0
Net (income) loss attributable to noncontrolling interests		(0.8)	(0.8)
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.		$46.0	$44.2

INCOME PER SHARE (attributable to Sirona Dental Systems, Inc. common shareholders)	8
Basic		$0.83	$0.80
Diluted		$0.82	$0.79
Weighted average shares - basic		55,416,418	55,054,040
Weighted average shares - diluted		56,290,177	56,130,008

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Three months ended
		December 31,
(In millions) (Unaudited)	Notes	2014	2013
NET INCOME		$46.8	$45.0
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	10
Cumulative translation adjustment		(34.4)	15.8
Derivative financial hedging instruments		(0.1)	0.1
Unrecognized elements of pension cost		(0.6)	0.1
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		(35.1)	16.0
TOTAL COMPREHENSIVE INCOME (LOSS)		11.7	61.0
Comprehensive (income) loss attributable to noncontrolling interests		(0.8)	(0.9)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS		$10.9	$60.1

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

CONSOLIDATED BALANCE SHEETS

		December 31,	September 30,
(In millions, except for share and par value amounts) (Unaudited)	Notes	2014	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$368.1	$382.8
Restricted cash		0.8	0.8
Accounts receivable, net of allowance for doubtful accounts		155.7	115.6
of $2.4 and $2.4, respectively
Inventories, net	11	125.9	123.4
Deferred tax assets	7	31.5	29.7
Prepaid expenses and other current assets		24.3	26.8
Income tax receivable	7	1.9	8.0
TOTAL CURRENT ASSETS		708.2	687.1
Property, plant and equipment, net of accumulated depreciation		215.2	221.0
of $176.1 and $171.3, respectively
Goodwill		611.4	629.3
Intangible assets, net of accumulated amortization		239.7	252.8
of $504.9 and $511.3, respectively
Other non-current assets		3.8	5.3
Deferred tax assets	7	15.6	15.5
TOTAL ASSETS		$1,793.9	$1,811.0

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable		$45.9	$59.9
Short-term financial liabilities		24.0	1.5
Income taxes payable	7	4.1	6.1
Deferred tax liabilities	7	1.7	2.2
Accrued liabilities and deferred income		164.0	167.6
TOTAL CURRENT LIABILITIES		239.7	237.3
Long-term financial liabilities		55.5	78.0
Deferred tax liabilities	7	107.4	111.8
Other non-current liabilities		24.0	25.1
Pension related provisions		69.2	71.7
Deferred income		22.4	25.9
TOTAL LIABILITIES		518.2	549.8
SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized;		0	0
none issued and outstanding)
Common stock ($0.01 par value; 95,000,000 shares authorized;		0.6	0.6
57,915,531 shares issued; 55,489,462 shares outstanding at Dec. 31, 2014; 57,776,336 shares issued; 55,364,617 shares outstanding at Sept. 30, 2014)
Additional paid-in capital		703.4	697.9
Treasury stock, at cost		(128.0)	(126.8)
2,426,069 shares held at cost at Dec. 31, 2014; 2,411,719 shares held at cost at Sept. 30, 2014
Retained earnings		805.9	759.9
Accumulated other comprehensive income (loss)	10	(107.9)	(72.8)
TOTAL SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS' EQUITY		1,274.0	1,258.8
NONCONTROLLING INTERESTS		1.7	2.4
TOTAL SHAREHOLDERS' EQUITY		1,275.7	1,261.2
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY		$1,793.9	$1,811.0

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
(In millions) (Unaudited)	2014	2013
OPERATING ACTIVITIES
NET INCOME	$46.8	$45.0
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	17.9	19.0
(Gain) loss on derivative instruments and foreign currency transactions	1.8	2.0
Deferred income taxes	(4.6)	(4.0)
Share-based compensation expense	3.1	3.4
Other adjustments	0.1	0.1
TOTAL ADJUSTMENTS TO RECONCILE NET INCOME TO OPERATING CASH FLOWS	18.3	20.5
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	(44.2)	(15.6)
Inventories	(8.6)	(11.4)
Trade accounts payable	(12.2)	(14.8)
Other current and non-current assets	2.5	(0.9)
Other current and non-current liabilities	(2.5)	(12.0)
Current income taxes	4.1	0.5
EFFECT OF CHANGES IN ASSETS AND LIABILITIES ON OPERATING CASH FLOWS	(60.9)	(54.2)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4.2	11.3
INVESTING ACTIVITIES
Investment in property, plant and equipment	(12.3)	(43.1)
Proceeds from sale of property, plant and equipment	(0.1)	0.3
Purchase of intangible assets	(0.2)	(0.2)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(12.6)	$(43.0)

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
(In millions) (Unaudited)	2014	2013
FINANCING ACTIVITIES
Purchase of treasury stock	(1.2)	(0.6)
Dividend distributions to noncontrolling interest	-	(0.1)
Common shares issued under share based compensation plans	2.1	2.3
Tax effect of common shares issued under share based compensation plans	(0.5)	(1.5)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	0.4	0.1
CHANGE IN CASH AND CASH EQUIVALENTS	(8.0)	(31.6)
Effect of exchange rate change on cash and cash equivalents	(6.7)	0.8
Cash and cash equivalents at beginning of period	382.8	241.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$368.1	$210.9

SUPPLEMENTAL INFORMATION
GENERAL
Interest paid	$0.4	$0.6
Interest capitalized	0.1	0.1
Income taxes paid	10.9	15.0

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (condensed)

1	GENERAL

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

2	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts are reported in millions of U.S. Dollars ($), except per share amounts or as otherwise disclosed.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year is October 1 to September 30.

Principles of Consolidation

The consolidated financial statements include, after eliminating inter-company transactions and balances, the accounts of Sirona Dental Systems, Inc. and its subsidiaries.

Use of Estimates

Preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the reporting date and the reported amounts of revenues and expenses for the interim period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information not misleading. The year-end consolidated financial data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

In the opinion of management, all adjustments considered necessary to present fairly the Company’s financial position as of December 31, 2014, and the results of operations and cash flows for the three months ended December 31, 2014 and 2013, respectively, as applicable to interim periods have been made. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

3	ACCOUNTING STANDARDS ISSUED

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

NOT YET ADOPTED

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides updated guidance on revenue recognition principles that will supersede most current conceptual and industry-specific revenue recognition guidance and thus enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The key principle of this updated guidance is that entities should recognize revenue to depict the transfer of goods or services to customers at an amount reflecting the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance prescribes a five-step analysis of transactions to determine how and when to recognize revenue. In addition, the new guidance provides for capitalization of certain costs of obtaining or fulfilling a contract with a customer as well as enhanced disclosure requirements to enable a better understanding of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2016, which corresponds to the Company’s fiscal year beginning October 1, 2017, with early adoption not permitted. The new guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are evaluating the expected impact of adoption on our consolidated financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

4	EMPLOYEE SHARE-BASED COMPENSATION

ASC 718, Compensation – Stock Compensation, requires that all share based compensation arrangements, including grants of stock option awards to employees, be recognized based on the estimated fair value of the share-based payment award.

EQUITY INCENTIVE PLAN

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, restricted stock shares, RSU’s, and PSU’s. The 2006 Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of December 31, 2014, 190,656 shares were available for future grant under the 2006 Plan.

Restricted and Performance-Based Stock Units

In the three months ended December 31, 2014, the Company granted 118,544 RSU’s and 37,004 PSU’s with an average value of $86.00, representing the average of closing prices of the Company’s common stock at the grant dates.

RSU’s and PSU’s generally vest in annual tranches over a period of three to five years. The PSU’s were granted to certain Company executives and vest three years from the date of the grant provided the Company achieves performance targets specified in the grant. RSU’s and PSU’s do not have voting rights or rights to dividends prior to vesting. The value of each RSU and PSU grant is determined by the closing price at the date of grant. Share-based compensation expense for the entire award is recognized straight-line over the service period of the last separately vesting tranche of the award.

Stock Options

In the three months ended December 31, 2014, the Company granted 160,262 stock options with a weighted average exercise price of $86.00 and weighted average fair value of $22.90 at the grant date. Grants generally vest over a period of four to five years. All grants expire ten years after the date of the grant.

The fair value of options granted under the 2006 Plan was estimated using the Black-Scholes option pricing model using assumptions in the following table. The exercise price is equal to the fair market value of Sirona’s stock at the grant date. Expected volatility is based on the Company’s historical stock price volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the day of grant and has a term equal to the expected life of the option. The expected life represents the period of time the options are expected to be outstanding based on anticipated grantee behavior. The expected dividend yield is based on the Company’s history of not paying regular dividends in the past and the Company’s current intention not to pay dividends in the foreseeable future.

Black-Scholes Assumptions	Three months ended	Year ended
	December 31,	September 30,
	2014	2014
Expected Volatility	26.77%	33.27%
Risk-free rate	1.58%	1.35%
Expected term	5 years	5 years
Expected dividends	-	-

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

COMPENSATION COSTS

The following table summarizes compensation expense charged to income for stock-based compensation and additional information for the three months ended December 31, 2014:

Compensation Expense	Three months ended
	December 31,
(In millions)	2014	2013
Compensation expense (1)	$3.1	$3.4

(1) For the three months ended December 31, 2014 and 2013, this included a compensation charge of $0.2 million and $0.7 million, respectively, for share-based awards in connection with the CFO Transition.

RESTRICTED AND PERFORMANCE-BASED STOCK UNIT ACTIVITY

The following is a summary of Sirona’s RSU and PSU activity for the three months ended December 31, 2014:

RSU and PSU Activity	Three months ended
	December 31,
	2014

	Restricted stock units		Performance-based stock units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	491,781	$55.81	42,566	$66.63
Granted	118,544	86.00	37,004	86.00
Vested	(65,288)	43.61	-	-
Forfeited	(4,387)	61.32	-	-
Outstanding at end of period	540,650	$61.29	79,570	$74.91

STOCK OPTION ACTIVITY

The following is a summary of Sirona’s stock option activity for the three months ended December 31, 2014:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

Stock Option Activity	Three months ended
	December 31,
	2014
	Number of options	Weighted average exercise price
Outstanding at beginning of period	1,560,592	$29.13
Granted	160,262	86.00
Exercised	(92,384)	22.43
Expired	(1,500)	27.72
Forfeited	(600)	67.59
Outstanding at end of period	1,626,370	$34.06

thereof vested and exercisable	1,156,210

5	NET OTHER OPERATING INCOME (LOSS)

The components of net other operating income (loss) for the periods under report are as follows:

Net Other Operating Income (Loss)	Three months ended
	December 31,
(In millions)	2014	2013
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5

DEFERRED INCOME

Effects of remeasurement of the Patterson Exclusivity Payment from U.S. Dollar to Euro are reflected in the statement of income. For the periods under report, these effects were as follows:

Deferred Income (Patterson Exclusivity Payment)	Three months ended
	December 31,
(In millions)	2014	2013
Foreign currency transaction gain (loss) resulting from the remeasurement of the deferred income related to the Patterson exclusivity payment	$(1.0)	$0.8

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

6	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

RISKS AND EXPOSURE

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

Foreign Currency

The Euro is the functional currency for many of Sirona’s subsidiaries, including its primary sales and manufacturing operations in Germany. During the periods under review, the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results. In order to hedge portions of the transactional exposure to fluctuations in exchange rates, based on forecasted and firmly-committed cash flows, Sirona enters into foreign exchange forward contracts (currently: USD, AUD, and JPY). These forward foreign currency contracts are intended to reduce short-term effects of changes in exchange rates. The Company enters into forward contracts that are considered to be economic hedges but which are not considered hedging instruments under ASC 815. As of December 31, 2014, these contracts had notional amounts totaling $46.4 million. These agreements are relatively short-term (generally not exceeding six months).

The fair value carrying amount of the Company's derivative instruments at December 31, 2014 is described in Note 13 Fair Value Measurements.

The following tables summarize the impact of gains and losses from the fair value changes of the Company’s derivative instruments reported in our condensed consolidated statements of income for the periods under report:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

Derivatives Not Designated as Hedging
Amount of Gain (Loss) Recognized in Income on Derivative Instruments	Three months ended
	December 31,
(In millions)	2014	2013	Affected Line Item in the Statement of Income
Foreign exchange contracts	$0.4	$0.6	Gain (loss) on derivative instruments, net

7	INCOME TAXES

For the first three months of fiscal year 2015, an estimated effective tax rate of 23.0% has been applied (prior year period: 23.5%). The income tax provision for the first three months ended December 31, 2014, was $14.0 million (prior year period: $13.8 million). The actual effective tax rate for fiscal year 2014 was 23.0%.

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

The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of December 31, 2014, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. In making this determination, the Company also evaluates its expected cash requirements in the United States. These earnings relate to ongoing operations and, as of December 31, 2014, the approximate amount of undistributed foreign earnings amounted to $587 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

8	INCOME PER SHARE

The computation of basic and diluted income per share is as follows:

Income per Share	Three months ended
	December 31,
(In millions, except share and per share amounts)	2014	2013
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$46.0	$44.2

Weighted average shares outstanding - basic	55,416,418	55,054,040
Dilutive effect of stock-based compensation (1)	873,759	1,075,968
Weighted average shares outstanding - diluted	56,290,177	56,130,008

Net income per share
Basic	$0.83	$0.80
Diluted	$0.82	$0.79

(1) There were no stock options excluded from the computation of diluted earnings per share for the periods under report.

9	SEGMENT REPORTING

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

Segment Performance	Three months ended
	December 31,
(In millions)	2014	2013
Revenue External
Dental CAD/CAM Systems	$98.2	$105.8
Imaging Systems	108.0	105.8
Treatment Centers	54.0	54.4
Instruments	32.8	32.7
Total	$293.0	$298.7

Segment performance measure (gross profit)
Dental CAD/CAM Systems	$68.4	$73.3
Imaging Systems	63.4	61.5
Treatment Centers	21.5	21.2
Instruments	13.4	13.5
Total Segments	$166.7	$169.5

RECONCILIATION OF THE RESULTS OF THE SEGMENT PERFORMANCE MEASURE TO THE CONSOLIDATED STATEMENTS OF INCOME

The following table provides a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three months ended December 31, 2014 and 2013 are due to the impact of purchase accounting and certain other corporate items. These effects are not included in the segment performance measure as the Company does not believe these to be representative of the performance of each segment.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

Reconciliation of Segment Performance Measure to Consolidated Statement of Income	Three months ended
	December 31,
(In millions)	2014	2013
Consolidated revenue	$293.0	$298.7
Segment performance measure (gross profit)
Total segments	166.7	169.5
Differences management reporting vs. U.S. GAAP (including step-up depreciation and amortization and certain other corporate items)	(3.8)	(6.8)
Consolidated gross profit	162.9	162.7
Selling, general and administrative expense	(87.8)	(88.0)
Research and development expense	(14.8)	(15.1)
Net other operating income (loss)	2.5	2.5
Gain (loss) on foreign currency transactions	(2.2)	(2.6)
Gain (loss) on derivative instruments	0.4	0.6
Interest income (expense)	(0.9)	(0.8)
Other income (expense)	0.7	(0.5)
Income before taxes	$60.8	$58.8

CONCENTRATION OF REVENUE

A substantial portion of our revenue comes from two distributors accounting for more than 10% of revenues. Patterson Companies, Inc. (“Patterson”) and Henry Schein, Inc. (“Henry Schein”) accounted for revenues and accounts receivable for the three months ended December 31, 2014 compared to the three months ended December 31, 2013 as shown in the table below. These revenues were earned across all segments, with a significant portion of revenues with Patterson being earned in the CAD/CAM and Imaging segments. No other customer accounted for more than 10% of revenues.

Concentration of Revenue	Three months ended
	December 31,
(In millions, except for percent amounts)	2014	2013
Top Customers
Revenues
Patterson Dental Company, Inc.	35%	34%
Henry Schein, Inc.	13%	13%
Total of customers > 10% revenues	48%	47%

Accounts Receivable
Patterson Dental Company, Inc.	$69.8	$76.1
Henry Schein, Inc.	13.8	11.4
Total Accounts Receivable of customers > 10% revenues	$83.6	$87.5

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

10	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components and development of accumulated other comprehensive income (loss) for the periods under report are as follows:

Accumulated Other Comprehensive Income (Loss)	Three months ended
	December 31,
	2014
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$(85.6)	$13.2	$(0.4)	$(72.8)
Current increase (decrease)	(34.4)	(0.9)	(0.1)	(35.4)
Income tax (expense) benefit	-	0.3	-	0.3
Balance at end of period	(120.0)	12.6	(0.5)	(107.9)
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(120.0)	$12.6	$(0.5)	$(107.9)

Accumulated Other Comprehensive Income (Loss)	Three months ended
	December 31,
	2013
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$2.9	$6.4	$(0.7)	$8.6
Current increase (decrease)	15.8	0.1	0.1	16.0
Balance at end of period	18.7	6.5	(0.6)	24.6
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	0.1	-	-	0.1
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$18.6	$6.5	$(0.6)	$24.5

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

11	INVENTORIES, NET

The components of net inventories for the periods under report are as follows:

Inventories	December 31,	September 30,
(In millions)	2014	2014
Finished goods	$90.6	$86.8
Work in progress	12.3	14.3
Raw materials	41.7	39.7
Inventories, gross	144.6	140.8
Inventory reserve	(18.7)	(17.4)
Inventories, net	$125.9	$123.4

12	PRODUCT WARRANTY

The following table provides the components of and changes in the product warranty accrual for the periods under report:

Product Warranty	Three months ended
	December 31,
(In millions)	2014	2013
Balance at beginning of the period	$7.6	$9.7
Accruals for warranties issued	4.7	5.6
Warranty settlements made	(4.8)	(5.3)
Translation adjustment	(0.2)	0.2
Balance at end of the period	$7.3	$10.2

13	FAIR VALUE MEASUREMENTS

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

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

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

ASSETS/LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis for the periods under report:

Assets and Liabilities Measured at Fair Value - Recurring Basis	December 31,
	2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(In millions)		Foreign Exchange
Assets
Cash Equivalents (money market funds)	$186.4	$-	$-	$186.4
Derivative Assets	-	0.2	-	0.2
Liabilities
Derivative Liabilities	-	(1.3)	-	(1.3)
Business Combination-related liabilities	-	-	(13.3)	(13.3)
Total	$186.4	$(1.1)	$(13.3)	$172.0

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

Assets and Liabilities Measured at Fair Value - Recurring Basis	September 30,
	2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(In millions)		Foreign Exchange
Assets
Cash Equivalents (money market funds)	$211.2	$-	$-	$211.2
Liabilities
Derivative Liabilities	-	(1.5)	-	(1.5)
Business Combination-related liabilities	-	-	(14.2)	(14.2)
Total	$211.2	$(1.5)	$(14.2)	$195.5

The change in the fair value of the business acquisition-related liabilities was $0.9 million for the period under report, and a total for all acquisitions of $0.7 million was recorded in other income (expense) in the income statement for the three months ended December 31, 2014.

In the Company’s December 31, 2014 and September 30, 2014 Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

The Company did not elect the fair value option for any other eligible financial instruments.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Actual results and the timing of certain events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in “Operations Review” in this Item and elsewhere in this Report.

Certain revenue information is presented on a local currency basis (“Local Currency”). This information is a non-GAAP financial measure. Sirona supplementally presents this revenue information because it believes doing so facilitates a comparison of its operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates Local Currency revenue growth by comparing current-period revenues to prior-period revenues with both periods converted at the U.S. Dollar/local currency average foreign exchange rate for each month of the current period for the currencies in which we do business.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

Our business has grown substantially in the past several fiscal years, driven by numerous high-tech product introductions, a continued expansion of our global sales and service infrastructure, and strong relationships with key distribution partners, namely Patterson in the U.S. and Henry Schein in Europe.

Current Performance at a Glance

The following is a synopsis of our performance for the three months ended December 31, 2014:

•	Revenue: For the three months ended December 31, 2014, reported revenue decreased 1.9%. On a Local Currency basis, total revenues were up 3.8% over a strong first quarter in fiscal year 2014, where revenues grew 10.0% Local Currency. We continue to see strong, new-user demand for our CAD/CAM systems and solid demand for our Imaging products. However, due to the strong trade-up program in the prior-year period, CAD/CAM Systems was not able to overcome the tough comparison to the prior-year period. Instruments continues to be our strongest growing segment benefitting from our expanded state-of-the-art manufacturing facility in Bensheim, Germany. Treatment Centers saw an increase in demand, with continued momentum from our new Intego treatment center. Geographically, Local Currency growth was mainly driven by the increasing success of our expanded international sales and services infrastructure, particularly in the Asia Pacific region.

•	Operating Income: Gross profit increased by $0.2 million, benefitting from foreign exchange fluctuations and representing an improvement in gross profit margins to 55.6% (prior year period: 54.5%). We continue to invest in the expansion of our sales and service infrastructure in key markets and in research and development for new products and services; however, the benefits from foreign exchange fluctuations more than offset these investments. As a result, SG&A expenses were down $0.2 million, while R&D expenses were below the prior-year period by $0.3 million. Operating income increased $0.7 million, or 1.1%, compared to the same period last year.

•	Net Income: Net income attributable to Sirona shareholders was $46.0 million, an increase of $1.8 million, or 4.1%, over the prior year.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

•	Cash Position: At December 31, 2014, the Company had cash and cash equivalents of $368.1 million and total debt of $79.5 million, resulting in net cash of $288.6 million, or a decrease of $14.7 million compared to September 30, 2014.

Significant Factors Affecting Our Operating Performance

Foreign Currency Fluctuations

Fluctuations in exchange rates impact Sirona’s financial results. Although the U.S. Dollar is Sirona’s reporting currency, it conducts its business in many currencies, and its functional currencies vary depending on the country of operation. As a percent of total revenues, sales and operating expenses in Euro, U.S. Dollar, and all other currencies (most importantly: Japanese Yen, Australian Dollar, Chinese Yuan Renminbi, and Brazilian Real) for the three months ended December 31, 2014 were approximately as follows:

The single most significant influencing factor is the U.S. Dollar/Euro exchange rate. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly. The following table presents the relevant U.S. Dollar/Euro exchange rate information for the period(s) under report:

Fluctuations in Exchange Rates (USD/EUR)	Three months ended
	December 31,
(In U.S. Dollars)	2014	2013
Exchange rate used to calculate items in Sirona's financial statements:
Period-end(1)	$1.2155	$1.3767
Average(2)	1.2490	1.3612
Fluctuations during the period:
Low(3)	$1.2155	$1.3386
High(4)	1.2814	1.3861
(1) Closing rate as of the balance sheet date.
(2) Year-to-date average exchange rate for the period.
(3) Lowest daily exchange rate for the period.
(4) Highest daily exchange rate for the period.

Although Sirona does not apply hedge accounting for foreign currency derivatives, it has entered into foreign exchange forward contracts to help mitigate foreign currency exposure. As these agreements are short-term (generally not exceeding six months) and do not cover all underlying exposures, continued fluctuation in exchange rates could materially affect Sirona’s results of operations.

Loans made to Sirona under the Senior Facilities Agreement entered into on November 14, 2011, are denominated in the functional currency of the respective borrowers. See “Liquidity and Capital Resources” for a discussion of our Senior Facilities Agreement. However, intra-group loans and other intra-group monetary assets and liabilities are often denominated in the functional currency of only one of the parties to the agreements. Where intra-group loans are of a long-term investment nature, the potential fluctuations in exchange rates are reflected within other comprehensive income, whereas exchange rate fluctuations for short-term intra-group loans and other short-term intra-group transactions are recorded in the consolidated statements of income. These fluctuations may be significant in any period.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

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

For more detailed information concerning factors affecting our operating results, please refer to “Significant Factors that Affect Sirona’s Results of Operations” in the MD&A section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

OPERATIONS REVIEW

CURRENT QUARTER

Operations Review	Three months ended
	December 31,
	2014		2013		Change
(In millions, except for percent amounts)
REVENUE	$293.0	100.0%	$298.7	100.0%	$(5.7)	(1.9%)
Dental CAD/CAM Systems	98.2	33.5%	105.8	35.4%	(7.6)	(7.2%)
Imaging Systems	108.0	36.9%	105.8	35.4%	2.2	2.1%
Treatment Centers	54.0	18.4%	54.4	18.2%	(0.4)	(0.7%)
Instruments	32.8	11.2%	32.7	10.9%	0.1	0.3%
COST OF GOODS SOLD	(130.1)	(44.4%)	(136.0)	(45.5%)	5.9	(4.3%)
GROSS PROFIT (1)	162.9	55.6%	162.7	54.5%	0.2	0.1%
Dental CAD/CAM Systems	68.4	69.7%	73.3	69.3%	(4.9)	(6.7%)
Imaging Systems	63.4	58.7%	61.5	58.1%	1.9	3.1%
Treatment Centers	21.5	39.8%	21.2	39.0%	0.3	1.4%
Instruments	13.4	40.9%	13.5	41.3%	(0.1)	(0.7%)
Corporate (unallocated)	(3.8)		(6.8)		3.0	(44.1%)
Selling, general and administrative expense	(87.8)	(30.0%)	(88.0)	(29.5%)	0.2	(0.2%)
Research and development	(14.8)	(5.1%)	(15.1)	(5.1%)	0.3	(2.0%)
Net other operating income (expense)	2.5	0.9%	2.5	0.8%	-	0.0%
OPERATING INCOME	62.8	21.4%	62.1	20.8%	0.7	1.1%
Gain (loss) on foreign currency transactions, net	(2.2)	(0.8%)	(2.6)	(0.9%)	0.4	(15.4%)
Gain (loss) on derivative instruments	0.4	0.1%	0.6	0.2%	(0.2)	(33.3%)
Interest expense, net	(0.9)	(0.3%)	(0.8)	(0.3%)	(0.1)	12.5%
Other income (expense)	0.7	0.2%	(0.5)	(0.2%)	1.2	(240.0%)
INCOME BEFORE TAXES	60.8	20.8%	58.8	19.7%	2.0	3.4%
Income tax provision	(14.0)	(4.8%)	(13.8)	(4.6%)	(0.2)	1.4%
NET INCOME	46.8	16.0%	45.0	15.1%	1.8	4.0%
Less: Net income attributable to noncontrolling interests	(0.8)	(0.3%)	(0.8)	(0.3%)	-	0.0%
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$46.0	15.7%	$44.2	14.8%	$1.8	4.1%
(1) Percentages refer to the percent of total revenues except for segment gross profit information, where percentages refer to segment gross profit margin.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

Revenue

For the three months ended December 31, 2014, revenue was $293.0 million, a decrease of $5.7 million, or 1.9% (increased 3.8% Local Currency). The weakening of the Euro and other major currencies (such as Australian Dollar, Brazilian Real, Japanese Yen, etc.) had an unfavorable impact on our reported revenue across all segments. Revenue developed by segment and geographically as follows:

By segment:

•	CAD/CAM Systems (decreased 7.2% - down 2.1% Local Currency): CAD/CAM Systems experienced very strong new-user growth across the globe; however, revenues faced a difficult year-over-year comparison due to strong growth in the prior-year period, which benefited from delivery of trade-up units - especially in the U.S. and Europe.

•	Imaging Systems (increased 2.1% - up 5.5% Local Currency): Revenue growth was driven by increasing demand for our intraoral and 3D products, particularly in the U.S. and Europe.

•	Treatment Centers (decreased 0.7% - up 8.5% Local Currency): Our Treatment Center segment saw a strong increase in demand, especially in Europe. Our new Intego treatment center continues to gain traction.

•	Instruments (increased 0.3% - up 9.2% Local Currency): Instruments continues to be our fastest-growing segment. Revenue growth was driven by international markets as a result of strong demand for our hygiene products, price/volume, and OEM businesses.

Geographically:

•	U.S. (increased 1.6%): U.S. revenue growth was driven by strength in Imaging. Revenues faced a difficult, year-over-year comparison due to strong growth in the prior-year period, which benefitted from the delivery of trade-up units.

•	International Markets (decreased 3.7% - increased 4.9% Local Currency): Revenue growth was led by the Asia Pacific region.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold

For the three months ended December 31, 2014, cost of goods sold was $130.1 million, a decrease of $5.9 million, or 4.3%. Cost of goods sold as a percentage of sales decreased to 44.4% (prior year period: 45.5%). Cost of goods sold benefited mainly from the weakening of the Euro and productivity improvements, which more than offset the impact from product, regional, and channel mix.

Cost of goods sold included amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets of $6.5 million (prior year period: $8.8 million). Excluding these amounts, cost of goods sold as a percentage of revenue was 42.2% (prior year period: 42.6%).

Gross Profit

Sirona uses gross profit, excluding the impacts of the MDP Transaction and the Exchange, to monitor segment performance. For the three months ended December 31, 2014, gross profit was $162.9 million, an increase of $0.2 million, or 0.1%. Excluding the above amounts in cost of goods sold, gross profit as a percentage of revenue was 57.8% (prior year period: 57.4%). The increase in the gross profit margin was mainly due to the abovementioned foreign exchange effects and reduced amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

By segment, gross profit developed in the three months ended December 31, 2014, compared to the three months ended December 31, 2013 as follows:

•	CAD/CAM Systems: Segment gross profit decreased primarily due to the overall decrease in sales volume. The increase in gross profit margin was mainly driven by favorable foreign exchange fluctuations and fewer trade-ups, more than offsetting the impacts from slightly unfavorable product and regional mix.

•	Imaging Systems: Segment gross profit and gross profit margin benefited from favorable product mix as well as the weakening of the Euro.

•	Treatment Centers: Segment gross profit and gross profit margin were driven by product and regional mix, with strong sales of our Sinius treatment center.

•	Instruments: Segment gross profit was flat compared to the prior year due to flat general sales levels. The decrease in gross profit margin was mainly driven by unfavorable foreign exchange fluctuations.

Selling, General, and Administrative

For the three months ended December 31, 2014, SG&A expense was $87.8 million, a decrease of $0.2 million, or 0.2%.

The decrease in SG&A expense was primarily driven by the weakening of the Euro and other major currencies, which was largely offset by continued investment in the expansion of our sales and service infrastructure in growth markets as well increased marketing expenditures in preparation for the upcoming International Dental Show (“IDS”) in March in Germany as well as for other events.

SG&A expense for the three months ended December 31, 2014 included:

•	$2.9 million of other non-cash share-based compensation expense,
•	$1.1 million of non-recurring legal and other advisory expense,
•	$0.5 million of amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets, and
•	$0.2 million of additional costs related to the CFO Transition.

SG&A expense for the three months ended December 31, 2013 included:

•	$2.7 million of other non-cash share-based compensation expense,
•	$1.3 million of additional costs related to the CFO Transition, and
•	$0.6 million of amortization and depreciation resulting from the step-up to fair values of tangible and intangible assets.

Excluding the above amounts, as a percentage of revenue, SG&A expense was 28.4% (prior year period: 28.0%).

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

Research and Development

R&D expense for the three months ended December 31, 2014, was $14.8 million, a decrease of $0.3 million, or 2.0%.

Despite increases due to the timing of projects in anticipation of the upcoming IDS in March in Germany, the decrease was mostly driven by the weakening of the Euro. As a percentage of revenue, R&D expense was 5.1% (prior year period: 5.1%).

Net Other Operating Income (Loss)

Net other operating income (loss) for the three months ended December 31, 2014, compared to the three months ended December 31, 2013 was as follows:

Net Other Operating Income (Loss)	Three months ended
	December 31,
(In millions)	2014	2013
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5

Gain (Loss) on Foreign Currency Transactions and Derivative Instruments

Foreign Currency Transactions

The loss on foreign currency transactions for the three months ended December 31, 2014 amounted to $2.2 million (prior year period: loss of $2.6 million). The components of these results are as follows:

Gain (Loss) on Foreign Currency Transactions	Three months ended
	December 31,
(In millions)	2014	2013
Unrealized non-cash foreign exchange gain (loss) from translation adjustment of deferred income related to the Patterson exclusivity payment	$(1.0)	$0.8
Unrealized non-cash foreign exchange gain (loss) on short-term intra-group loans	(0.5)	1.5
Gain (loss) on other foreign currency transactions (1)	(0.7)	(4.9)
Gain (Loss) on Foreign Currency Transactions	$(2.2)	$(2.6)
(1) For the three months ended December 31, 2014 and 2013, the gain (loss) on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by the fluctuations between the Yen/Euro, Euro/U.S. Dollar, and Real/Euro exchange rates.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

Derivative Instruments

For the three months ended December 31, 2014, the gain on derivative instruments was $0.4 million (prior year period: gain of $0.6 million). In both periods, the results related to foreign currency hedges.

Income Tax Provision

For the three months ended December 31, 2014, Sirona recorded a profit before income taxes of $60.8 million (prior year period: $58.8 million), an income tax provision of $14.0 million (prior year period: $13.8 million), and an estimated effective tax rate applied for the quarter of 23.0% (prior year period: 23.5%). The estimated effective tax rate is primarily driven by the expected mix of earnings across different jurisdictions.

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

At December 31, 2014, the Company had cash and cash equivalents of $368.1 million and total debt of $79.5 million, resulting in net cash of $288.6 million. We believe our ability to generate cash from operating activities is one of our fundamental strengths. The near-term outlook for our business remains strong, and we expect to continue generating significant cash flows from operations throughout the remainder of fiscal 2015. The Company typically does not raise capital through issuance of stock; instead, we use debt financing to lower our overall cost of capital and increase our return on shareholders’ equity. We believe that our operating cash flows, available cash, and available but unused revolving credit facilities, in combination, provide us with the necessary financial flexibility to fund our working capital needs, research and development efforts, and anticipated capital expenditures for the foreseeable future.

We have significant operations outside of the U.S. and earn a significant portion of our consolidated operating income and income before taxes through our foreign subsidiaries. Cash and cash equivalents of $305.7 million held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

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

Covenants Ratios	September 30,	March 31,
(In millions, except for ratio amounts)	2014	2014
Consolidated Total Net Debt	$(303.3)	$(176.8)
Consolidated Adjusted EBITDA	$321.6	$298.3

Debt Cover Ratio (1)	N/A	N/A
as set by covenants (less than or equal to)	3.00	3.00

(1) Not meaningful in the absence of net debt.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for each of the periods under report:

Cash Flows	Three months ended
	December 31,		Change
(In millions, except for percent amounts)	2014	2013	absolute	%
Net cash provided by (used in) OPERATING activities	$4.2	$11.3	$(7.1)	(62.8%)
Net cash provided by (used in) INVESTING activities	(12.6)	(43.0)	30.4	70.7%
Net cash provided by (used in) FINANCING activities	0.4	0.1	0.3	(300.0%)
Increase (decrease) in cash during the period	$(8.0)	$(31.6)	$23.6	(74.7%)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $4.2 million for the three months ended December 31, 2014 (prior year period: $11.3 million), or a decrease of $7.1 million compared to an increase of $1.8 million in net income.

Influencing factors on operating cash flows were:

•	In the first three months of fiscal 2015, the favorable adjustments to reconcile net income to net operating cash flow decreased by $2.2 million over the prior-year period. Driving factors for this decrease were:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

o	$1.1 million less favorable adjustment from depreciation and amortization due to decreasing amortization resulting from the step-up to fair value of tangible and intangible assets, and
o	$0.6 million less favorable impacts from net deferred taxes in the ordinary course of business.
o	The remaining changes only had a minor impact on the decrease in net cash provided by operating activities.

•	In the first three months of fiscal 2015, the unfavorable effect of changes in assets and liabilities increased by $6.7 million over the prior-year period. The factors for this increase were:

o	The higher increase of receivables and inventories by $25.8 million in the current year was primarily driven by the $28.6 million increase in receivables. The higher increase in receivables in the current-year quarter was the result of the purchasing pattern of Patterson, our largest distributor, due to low shipments in August and September 2014.
o	Changes in trade accounts payable and other assets and liabilities were $15.5 million less unfavorable compared to the prior year. This development reflects the timing of supplier payments.
o	Changes in current income tax liabilities resulted in $3.6 million more favorable adjustments in the current year due to the timing of income tax payments.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions, asset disposals, and divestitures.

Net cash used in investing activities was $12.6 million for the three months ended December 31, 2014 (prior year period: $43.0 million), or a decrease of $30.4 million.

The investing cash outflow in the three months ended December 31, 2014 represented capital expenditures in the course of normal operating activities.

For the three months ended December 31, 2013, net cash used in investing activities represented:

•	the acquisition of the main administrative building in Bensheim, Germany for $26.7 million,
•	the completion of the expansion of the new instruments manufacturing facility in Bensheim, Germany, and
•	capital expenditures in the course of normal operating activities.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $0.4 million for the three months ended December 31, 2014 (prior year period: $0.1 million) for the three months ended December 31, 2013, or a decrease of $0.3 million. The year-over-year change was mainly driven by $0.6 million more purchases of treasury shares in the first three months of 2015 and $1.0 million lower tax effects from shares issued under share based compensation plans.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

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

As of December 31, 2014 and September 30, 2014, the Facility A Term Loan was fully drawn to the amount of $75.0 million. The Revolving Facilities B and C remained undrawn as of December 31, 2014 and September 30, 2014.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Please see Note 3 to the unaudited consolidated financial statements for any discussions of recently issued accounting standards that have not yet been adopted.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk as reported under Part II, Item 7A in its Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2014. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The number and average price of shares repurchased during the three months ended December 31, 2014 are set forth in the table below:

Issuer Purchase of Equity Securities
(In millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 - October 31, 2014	-	$-	-	$73.5
November 1 - November 30, 2014	-	-	-	73.5
December 1 - December 31, 2014	14,350	84.98	14,350	72.3
Total purchases in the period	14,350		14,350
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

None.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Labels Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
*	Filed herewith

**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the quarter ended December 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the quarter ended December 31, 2014 and 2013, (iii) Consolidated Balance Sheets as of December 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the quarter ended December 31, 2014 and 2013, and (v) Notes to Consolidated Condensed Financial Statements (condensed).

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2015

Sirona Dental Systems, Inc.

By:	/s/ Stephan Mitsdoerffer
Stephan Mitsdoerffer, Chief Accounting Officer (Principal Accounting Officer) (Duly authorized signatory)

By:	/s/ Ulrich Michel
Ulrich Michel, Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Duly authorized signatory)