Form 10-Q
period 2015-03-31
SIRONA DENTAL SYSTEMS, INC.
filed 2015-05-08
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015
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

As of April 30, 2015, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,554,669.

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

i

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

ii

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

iii

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

		Three months ended		Six months ended
		March 31,		March 31,
(In millions, except for share and per share amounts) (Unaudited)	Notes	2015	2014	2015	2014
REVENUE		$257.3	$282.7	$550.3	$581.4
Cost of goods sold		(113.5)	(131.2)	(243.6)	(267.2)
GROSS PROFIT		143.8	151.5	306.7	314.2
Selling, general and administrative expense		(82.1)	(87.2)	(169.9)	(175.2)
Research and development expense		(14.2)	(16.4)	(29.0)	(31.5)
Net other operating income (loss)	5	2.5	2.5	5.0	5.0
OPERATING INCOME		50.0	50.4	112.8	112.5
Gain (loss) on foreign currency transactions		0.9	2.0	(1.3)	(0.6)
Gain (loss) on derivative instruments	6	(2.7)	(1.5)	(2.3)	(0.9)
Interest income (expense)		(0.8)	(0.9)	(1.7)	(1.7)
Other income (expense)		(0.2)	(0.4)	0.5	(0.9)
INCOME BEFORE TAXES		47.2	49.6	108.0	108.4
Income tax benefit (expense)	7	(10.8)	(11.7)	(24.8)	(25.5)
NET INCOME		36.4	37.9	83.2	82.9
Net (income) loss attributable to noncontrolling interests		(0.4)	(0.6)	(1.2)	(1.4)
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.		$36.0	$37.3	$82.0	$81.5

INCOME PER SHARE (attributable to Sirona Dental Systems, Inc. common shareholders)	8
Basic		$0.65	$0.67	$1.48	$1.48
Diluted		$0.64	$0.66	$1.46	$1.45
Weighted average shares - basic		55,563,362	55,309,421	55,495,258	55,186,566
Weighted average shares - diluted		56,361,599	56,199,246	56,331,504	56,172,320

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Three months ended		Six months ended
		March 31,		March 31,
(In millions) (Unaudited)	Notes	2015	2014	2015	2014
NET INCOME		$36.4	$37.9	$83.2	$82.9
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	10
Cumulative translation adjustment		(110.8)	1.8	(145.2)	17.7
Derivative financial hedging instruments		0.2	0.1	0.1	0.2
Unrecognized elements of pension cost		(1.7)	-	(2.3)	0.1
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		(112.3)	1.9	(147.4)	18.0
TOTAL COMPREHENSIVE INCOME (LOSS)		(75.9)	39.8	(64.2)	100.9
Comprehensive (income) loss attributable to noncontrolling interests		(0.4)	(0.5)	(1.2)	(1.4)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS		$(76.3)	$39.3	$(65.4)	$99.5

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

CONSOLIDATED BALANCE SHEETS

		March 31,	September 30,
(In millions, except for share and par value amounts) (Unaudited)	Notes	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$400.3	$382.8
Restricted cash		0.7	0.8
Accounts receivable, net of allowance for doubtful accounts		135.6	115.6
of $2.2 and $2.4, respectively
Inventories, net	11	126.4	123.4
Deferred tax assets	7	31.4	29.7
Prepaid expenses and other current assets		31.6	26.8
Income tax receivable	7	7.7	8.0
TOTAL CURRENT ASSETS		733.7	687.1
Property, plant and equipment, net of accumulated depreciation		194.1	221.0
of $168.0 and $171.3, respectively
Goodwill		553.9	629.3
Intangible assets, net of accumulated amortization		213.5	252.8
of $467.6 and $511.3, respectively
Other non-current assets		4.2	5.3
Deferred tax assets	7	12.5	15.5
TOTAL ASSETS		$1,711.9	$1,811.0

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable		$55.0	$59.9
Short-term financial liabilities		23.2	1.5
Income taxes payable	7	1.9	6.1
Deferred tax liabilities	7	2.7	2.2
Accrued liabilities and deferred income		172.9	167.6
TOTAL CURRENT LIABILITIES		255.7	237.3
Long-term financial liabilities		55.4	78.0
Deferred tax liabilities	7	97.0	111.8
Other non-current liabilities		22.3	25.1
Pension related provisions		61.1	71.7
Deferred income		19.4	25.9
TOTAL LIABILITIES		510.9	549.8
SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized;		0	0
none issued and outstanding)
Common stock ($0.01 par value; 95,000,000 shares authorized;		0.6	0.6
58,025,235 shares issued; 55,553,736 shares outstanding at Mar. 31, 2015; 57,776,336 shares issued; 55,364,617 shares outstanding at Sept. 30, 2014)
Additional paid-in capital		708.8	697.9
Treasury stock, at cost		(132.0)	(126.8)
2,471,499 shares held at cost at Mar. 31, 2015; 2,411,719 shares held at cost at Sept. 30, 2014
Retained earnings		841.9	759.9
Accumulated other comprehensive income (loss)	10	(220.2)	(72.8)
TOTAL SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS' EQUITY		1,199.1	1,258.8
NONCONTROLLING INTERESTS		1.9	2.4
TOTAL SHAREHOLDERS' EQUITY		1,201.0	1,261.2
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY		$1,711.9	$1,811.0

 The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
(In millions) (Unaudited)	2015	2014
OPERATING ACTIVITIES
NET INCOME	$83.2	$82.9
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	35.1	37.7
(Gain) loss on derivative instruments and foreign currency transactions	3.6	1.5
Deferred income taxes	(2.4)	(9.2)
Share-based compensation expense	6.6	6.4
Other adjustments	0.3	0.3
TOTAL ADJUSTMENTS TO RECONCILE NET INCOME TO OPERATING CASH FLOWS	43.2	36.7
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	(36.3)	(5.2)
Inventories	(20.5)	(19.9)
Trade accounts payable	2.2	(16.3)
Other current and non-current assets	(9.2)	6.0
Other current and non-current liabilities	14.5	(6.4)
Current income taxes	(3.7)	1.1
EFFECT OF CHANGES IN ASSETS AND LIABILITIES ON OPERATING CASH FLOWS	(53.0)	(40.7)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	73.4	78.9
INVESTING ACTIVITIES
Investment in property, plant and equipment	(25.1)	(61.1)
Proceeds from sale of property, plant and equipment	0.4	0.4
Purchase of intangible assets	(0.3)	(0.2)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(25.0)	$(60.9)

 The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
(In millions) (Unaudited)	2015	2014
FINANCING ACTIVITIES
Purchase of treasury stock	(5.2)	(6.1)
Dividend distributions to noncontrolling interest	-	(1.5)
Common shares issued under share based compensation plans	3.4	5.4
Tax effect of common shares issued under share based compensation plans	(3.0)	(3.5)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4.8)	(5.7)
CHANGE IN CASH AND CASH EQUIVALENTS	43.6	12.3
Effect of exchange rate change on cash and cash equivalents	(26.1)	1.3
Cash and cash equivalents at beginning of period	382.8	241.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$400.3	$255.3

SUPPLEMENTAL INFORMATION
GENERAL
Interest paid	$1.1	$1.7
Interest capitalized	0.1	0.2
Income taxes paid	22.9	28.8

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

In the opinion of management, all adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2015, and the results of operations and cash flows for the six months ended March 31, 2015 and 2014, respectively, as applicable to interim periods have been made. The results of operations for the six months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or future periods.

Foreign Currency

The functional currency for foreign operations has been determined in all cases to be the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. Dollars using period-end exchange rates, while revenues and expenses are translated into U.S. Dollars using weighted average exchange rates for the period. Resulting adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive income. Gains or losses resulting from transactions in other than the functional currency are reflected in the consolidated statements of income in Gain (loss) on foreign currency transactions, except for intra-group transactions of a long-term nature, which are recorded in shareholders’ equity as a component of accumulated other comprehensive income.

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

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

4	EMPLOYEE SHARE-BASED COMPENSATION

ASC 718, Compensation – Stock Compensation, requires that all share based compensation arrangements, including grants of stock option awards to employees, be recognized based on the estimated fair value of the share-based payment award.

EQUITY INCENTIVE PLAN

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provides for granting in total up to 4,550,000 stock options, incentive stock, restricted stock shares, RSU’s, and PSU’s. The 2006 Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of March 31, 2015, 226,318 shares were available for future grant under the 2006 Plan.

At the Company’s Annual Meeting of Stockholders held on February 25, 2015, stockholders approved the Company’s new 2015 Long-Term Incentive Plan (“2015 Plan”) to replace the 2006 Plan. The 2015 Plan provides for granting in total up to 6,825,000 stock options, incentive shares, restricted stock shares, RSU’s, PSU’s, and other forms of equity-based awards to employees, directors, consultants, and advisers. Shares under the new 2015 Plan were first registered pursuant to a registration statement dated April 2, 2015, and were therefore not yet available for grant as of March 31, 2015.

Restricted and Performance-Based Stock Units

In the six months ended March 31, 2015, the Company granted 118,544 RSU’s and 37,004 PSU’s with an average value of $86.00, representing the average of closing prices of the Company’s common stock at the grant dates.

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

Stock Options

In the six months ended March 31, 2015, the Company granted 160,262 stock options with a weighted average exercise price of $86.00 and weighted average fair value of $22.90 at the grant date. Grants generally vest over a period of four to five years. All grants expire ten years after the date of the grant.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

Black-Scholes Assumptions	Six months ended	Year ended
	March 31,	September 30,
	2015	2014
Expected Volatility	26.77%	33.27%
Risk-free rate	1.58%	1.35%
Expected term	5 years	5 years
Expected dividends	-	-

COMPENSATION COSTS

The following table summarizes compensation expense charged to income for stock-based compensation and additional information for the three and six months ended March 31, 2015:

Compensation Expense	Three months ended		Six months ended
	March 31,		March 31,
(In millions)	2015	2014	2015	2014
Compensation expense (1)	$3.5	$3.0	$6.6	$6.4

(1) For the first half of fiscal years 2015 and 2014, this included a compensation charge of $0.3 million and $0.9 million, respectively, for share-based awards in connection with the CFO Transition.

RESTRICTED AND PERFORMANCE-BASED STOCK UNIT ACTIVITY

The following is a summary of Sirona’s RSU and PSU activity for the six months ended March 31, 2015:

RSU and PSU Activity	Six months ended
	March 31,
	2015

	Restricted stock units		Performance-based stock units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	491,781	$55.81	42,566	$66.63
Granted	118,544	86.00	37,004	86.00
Vested	(167,012)	45.69	-	-
Forfeited	(4,387)	61.32	-	-
Outstanding at end of period	438,926	$67.75	79,570	$75.64

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

STOCK OPTION ACTIVITY

The following is a summary of Sirona’s stock option activity for the six months ended March 31, 2015:

Stock Option Activity	Six months ended
	March 31,
	2015
	Number of options	Weighted average exercise price
Outstanding at beginning of period	1,560,592	$29.13
Granted	160,262	86.00
Exercised	(136,026)	24.98
Forfeited	(2,100)	39.11
Outstanding at end of period	1,582,728	$35.24

thereof vested and exercisable	1,167,388

5	NET OTHER OPERATING INCOME (LOSS)

The components of net other operating income (loss) for the periods under report are as follows:

Net Other Operating Income (Loss)	Three months ended		Six months ended
	March 31,		March 31,
(In millions)	2015	2014	2015	2014
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5	$5.0	$5.0

DEFERRED INCOME

Effects of remeasurement of the Patterson Exclusivity Payment from U.S. Dollar to Euro are reflected in the statement of income. For the periods under report, these effects were as follows:

Deferred Income (Patterson Exclusivity Payment)	Three months ended		Six months ended
	March 31,		March 31,
(In millions)	2015	2014	2015	2014
Foreign currency transaction gain (loss) resulting from the remeasurement of the deferred income related to the Patterson exclusivity payment	$(3.2)	$-	$(4.2)	$0.8

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

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

Foreign Currency

The Euro is the functional currency for many of Sirona’s subsidiaries, including its primary sales and manufacturing operations in Germany. During the periods under review, the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results. In order to hedge portions of the transactional exposure to fluctuations in exchange rates, based on forecasted and firmly-committed cash flows, Sirona enters into foreign exchange forward contracts (currently: USD, AUD, and JPY). These forward foreign currency contracts are intended to reduce short-term effects of changes in exchange rates. The Company enters into forward contracts that are considered to be economic hedges but which are not considered hedging instruments under ASC 815. As of March 31, 2015, these contracts had notional amounts totaling $41.4 million. These agreements are relatively short-term (generally not exceeding six months).

The fair value carrying amount of the Company's derivative instruments at March 31, 2015 is described in Note 13 Fair Value Measurements.

The following tables summarize the impact of gains and losses from the fair value changes of the Company’s derivative instruments reported in our condensed consolidated statements of income for the periods under report:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

Derivatives Designated as Cash Flow Hedging Instruments
Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the three months ended		For the six months ended
	March 31,		March 31,
(In millions)	2015	2014	2015	2014
Interest rate swap contracts	$-	$0.1	$0.1	$0.2
Total	$-	$0.1	$0.1	$0.2

Derivatives Not Designated as Hedging Instruments
Amount of Gain (Loss) Recognized in Income on Derivative Instruments	Three months ended		Six months ended
	March 31,		March 31,
(In millions)	2015	2014	2015	2014	Affected Line Item in the Statement of Income
Foreign exchange contracts	$(2.7)	$(1.5)	$(2.3)	$(0.9)	Gain (loss) on derivative instruments, net

7	INCOME TAXES

For the first six months of fiscal year 2015, an estimated effective tax rate of 23.0% has been applied (prior year period: 23.5%). The income tax provision for the first six months ended March 31, 2015, was $24.8 million (prior year period: $25.5 million). The actual effective tax rate for fiscal year 2014 was 23.0%.

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

The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of March 31, 2015, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. In making this determination, the Company also evaluates its expected cash requirements in the United States. These earnings relate to ongoing operations and, as of March 31, 2015, the approximate amount of undistributed foreign earnings amounted to $614 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

8	INCOME PER SHARE

The computation of basic and diluted income per share is as follows:

Income per Share	Three months ended		Six months ended
	March 31,		March 31,
(In millions, except share and per share amounts)	2015	2014	2015	2014
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$36.0	$37.3	$82.0	$81.5

Weighted average shares outstanding – basic	55,563,362	55,309,421	55,495,258	55,186,566
Dilutive effect of stock-based compensation (1)	798,237	889,825	836,246	985,754
Weighted average shares outstanding – diluted	56,361,599	56,199,246	56,331,504	56,172,320

Net income per share
Basic	$0.65	$0.67	$1.48	$1.48
Diluted	$0.64	$0.66	$1.46	$1.45

(1) There were no stock options excluded from the computation of diluted earnings per share for the periods under report.

9	SEGMENT REPORTING

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

Segment Performance	Three months ended		Six months ended
	March 31,		March 31,
(In millions)	2015	2014	2015	2014
Revenue External
Dental CAD/CAM Systems	$101.7	$108.9	$200.0	$214.7
Imaging Systems	80.7	87.9	188.6	193.7
Treatment Centers	49.2	57.1	103.2	111.5
Instruments	25.7	28.8	58.5	61.5
Total	$257.3	$282.7	$550.3	$581.4

Segment performance measure (gross profit)
Dental CAD/CAM Systems	$71.2	$73.0	$139.6	$146.3
Imaging Systems	45.8	49.7	109.2	111.2
Treatment Centers	21.3	23.5	42.8	44.7
Instruments	10.3	11.2	23.7	24.7
Total Segments	$148.6	$157.4	$315.3	$326.9

RECONCILIATION OF THE RESULTS OF THE SEGMENT PERFORMANCE MEASURE TO THE CONSOLIDATED STATEMENTS OF INCOME

The following table provides a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three and six months ended March 31, 2015 and 2014 are due to the impact of purchase accounting and certain other corporate items. These effects are not included in the segment performance measure as the Company does not believe these to be representative of the performance of each segment.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

Reconciliation of Segment Performance Measure to Consolidated Statement of Income	Three months ended		Six months ended
	March 31,		March 31,
(In millions)	2015	2014	2015	2014
Consolidated revenue	$257.3	$282.7	$550.3	$581.4
Segment performance measure (gross profit)
Total segments	148.6	157.4	315.3	326.9
Differences management reporting vs. U.S. GAAP (including step-up depreciation and amortization and certain other corporate items)	(4.8)	(5.9)	(8.6)	(12.7)
Consolidated gross profit	143.8	151.5	306.7	314.2
Selling, general and administrative expense	(82.1)	(87.2)	(169.9)	(175.2)
Research and development expense	(14.2)	(16.4)	(29.0)	(31.5)
Net other operating income (loss)	2.5	2.5	5.0	5.0
Gain (loss) on foreign currency transactions	0.9	2.0	(1.3)	(0.6)
Gain (loss) on derivative instruments	(2.7)	(1.5)	(2.3)	(0.9)
Interest income (expense)	(0.8)	(0.9)	(1.7)	(1.7)
Other income (expense)	(0.2)	(0.4)	0.5	(0.9)
Income before taxes	$47.2	$49.6	$108.0	$108.4

CONCENTRATION OF REVENUE

A substantial portion of our revenue comes from two distributors accounting for more than 10% of revenues. Patterson Companies, Inc. (“Patterson”) and Henry Schein, Inc. (“Henry Schein”) accounted for revenues and accounts receivable for the three and six months ended March 31, 2015 compared to the three and six months ended March 31, 2014 as shown in the table below. These revenues were earned across all segments, with a significant portion of revenues with Patterson being earned in the CAD/CAM and Imaging segments. No other customer accounted for more than 10% of revenues.

Concentration of Revenue	Three months ended		Six months ended
	March 31,		March 31,
(In millions, except for percent amounts)	2015	2014	2015	2014
Top Customers
Revenues
Patterson Dental Company, Inc.	35%	29%	35%	31%
Henry Schein, Inc.	14%	13%	14%	13%
Total of customers > 10% revenues	49%	42%	49%	44%

Accounts Receivable
Patterson Dental Company, Inc.			$49.9	$46.9
Henry Schein, Inc.			13.0	9.1

Total Accounts Receivable of customers > 10% revenues			$62.9	$56.0

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

10	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components and development of accumulated other comprehensive income (loss) for the periods under report are as follows:

Accumulated Other Comprehensive Income (Loss)	Three months ended
	March 31,
	2015
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$(120.0)	$12.6	$(0.5)	$(107.9)
Current increase (decrease)	(110.8)	(2.3)	0.2	(112.9)
Income tax (expense) benefit	-	0.6	-	0.6
Balance at end of period	(230.8)	10.9	(0.3)	(220.2)
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(230.8)	$10.9	$(0.3)	$(220.2)

Accumulated Other Comprehensive Income (Loss)	Three months ended
	March 31,
	2014
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$18.7	$6.5	$(0.6)	$24.6
Current increase (decrease)	1.8	-	0.1	1.9
Balance at end of period	20.5	6.5	(0.5)	26.5
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(0.1)	-	-	(0.1)
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$20.6	$6.5	$(0.5)	$26.6

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

Accumulated Other Comprehensive Income (Loss)	Six months ended
	March 31,
	2015
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$(85.6)	$13.2	$(0.4)	$(72.8)
Current increase (decrease)	(145.2)	(3.2)	0.1	(148.3)
Income tax (expense) benefit	-	0.9	-	0.9
Balance at end of period	(230.8)	10.9	(0.3)	(220.2)
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(230.8)	$10.9	$(0.3)	$(220.2)

Accumulated Other Comprehensive Income (Loss)	Six months ended
	March 31,
	2014
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$2.9	$6.4	$(0.7)	$8.6
Current increase (decrease)	17.7	0.1	0.2	18.0
Balance at end of period	20.6	6.5	(0.5)	26.6
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$20.6	$6.5	$(0.5)	$26.6

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

11	INVENTORIES, NET

The components of net inventories for the periods under report are as follows:

Inventories	March 31,	September 30,
(In millions)	2015	2014
Finished goods	$94.5	$86.8
Work in progress	12.6	14.3
Raw materials	37.3	39.7
Inventories, gross	144.4	140.8
Inventory reserve	(18.0)	(17.4)
Inventories, net	$126.4	$123.4

12	PRODUCT WARRANTY

The following table provides the components of and changes in the product warranty accrual for the periods under report:

Product Warranty	Three months ended		Six months ended
	March 31,		March 31,
(In millions)	2015	2014	2015	2014
Balance at beginning of the period	$7.3	$10.2	$7.6	$9.7
Accruals for warranties issued	4.7	4.9	9.4	10.5
Warranty settlements made	(4.6)	(5.1)	(9.4)	(10.4)
Translation adjustment	(0.7)	-	(0.9)	0.2
Balance at end of the period	$6.7	$10.0	$6.7	$10.0

13	FAIR VALUE MEASUREMENTS

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

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

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

ASSETS/LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis for the periods under report:

Assets and Liabilities Measured at Fair Value - Recurring Basis	March 31,
	2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(In millions)		Foreign Exchange
Assets
Cash Equivalents (money market funds)	$218.0	$-	$-	$218.0
Liabilities
Derivative Liabilities	-	(3.5)	-	(3.5)
Business Combination-related liabilities	-	-	(12.4)	(12.4)
Total	$218.0	$(3.5)	$(12.4)	$202.1

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

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

The change in the fair value of the business acquisition-related liabilities was a $1.8 million decrease for the period under report, and a total for all acquisitions of $0.3 million (expense) and $0.4 million (income) was recorded in other income (expense) in the income statement for the three and six months ended March 31, 2015, respectively.

In the Company’s March 31, 2015 and September 30, 2014 Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

The Company did not elect the fair value option for any other eligible financial instruments.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

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

Non-GAAP Financial Measures

Certain income statement information is presented on an adjusted basis. Such information represents non-GAAP financial measures. Sirona supplementally presents this information because it believes doing so facilitates a better comparison of its operating results from period to period without regard to certain significant items, which management believes do not reflect Sirona’s operating performance in the ordinary, ongoing and customary course of its operations. For a listing and definitions of our current non-GAAP financial measures as well as a reconciliation of these measures to the most comparable GAAP measure, please refer to “Non-GAAP Financial Measures” within “Operations Review” in this MD&A.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

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

Current Performance at a Glance

The following is a synopsis of our performance for the six months ended March 31, 2015:

•	Revenue: For the six months ended March 31, 2015, reported revenue decreased 5.3%. On a Local Currency basis, total revenues were up 2.9% over a strong first half year in 2014, where revenues grew 10.0% Local Currency. We continued to see growing demand for our Imaging products, while overall CAD/CAM demand remained steady. Instruments continued to be our strongest growing segment and benefitted from our expanded state-of-the-art manufacturing facility in Bensheim, Germany. Treatment Centers saw an increase in demand, especially for our comfort line and our new Intego economy treatment center. Geographically, Local Currency growth was driven equally by U.S. and International Markets.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

•	Operating Income: Gross profit decreased by $7.5 million, primarily as the result of the decrease in reported revenues. Gross profit margin benefitted from foreign exchange developments and improved to 55.7% (prior year period: 54.0%). We continue to invest in the expansion of our sales and service infrastructure in key markets and in research and development for new products and services; however, the benefits from foreign exchange translation more than offset these investments. As a result, SG&A expenses decreased $5.3 million, while R&D expenses were below the prior-year period by $2.5 million. Operating income increased $0.3 million, or 0.3%, compared to the same period last year.

•	Net Income: Net income attributable to Sirona shareholders was $82.0 million, an increase of $0.45 million, or 0.6%, over the prior year.

•	Cash Position: At March 31, 2015, the Company had cash and cash equivalents of $400.3 million and total debt of $78.6 million, resulting in net cash of $321.7 million, or an increase of $18.4 million compared to September 30, 2014.

Significant Factors Affecting Our Operating Performance

Foreign Currency Fluctuations

Fluctuations in exchange rates impact Sirona’s financial results. Although the U.S. Dollar is Sirona’s reporting currency, Sirona conducts its business in many currencies, and its functional currencies vary depending on the country of operation. As a percent of total revenues, sales and operating expenses(1) in Euro, U.S. Dollar, and all other currencies(2) for the six months ended March 31, 2015 were approximately as follows:

(1)	cost of goods sold, SG&A, R&D, and other operating expenses
(2)	most importantly: Japanese Yen, Australian Dollar, Chinese Yuan Renminbi, and Brazilian Real

The single most significant influencing factor is the U.S. Dollar/Euro exchange rate. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly. The following table presents the relevant U.S. Dollar/Euro exchange rate information for the period(s) under report:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

Fluctuations in Exchange Rates (USD/EUR)	Three months ended		Six months ended
	March 31,		March 31,
(In U.S. Dollars)	2015	2014	2015	2014
Exchange rate used to calculate items in Sirona's financial statements:
Period-end(1)	$1.0742	$1.3798	$1.0742	$1.3798
Average(2)	1.1285	1.3704	1.1894	1.3656
Fluctuations during the period:
Low(3)	$1.0527	$1.3506	$1.0527	$1.3386
High(4)	1.2155	1.3956	1.2814	1.3956
(1) Closing rate as of the balance sheet date.
(2) Average exchange rate for the period.
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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

OPERATIONS REVIEW

CURRENT QUARTER

Operations Review	Three months ended
	March 31,
	2015		2014		Change
(In millions, except for percent amounts)
REVENUE	$257.3	100.0%	$282.7	100.0%	$(25.4)	(9.0%)
Dental CAD/CAM Systems	101.7	39.5%	108.9	38.5%	(7.2)	(6.6%)
Imaging Systems	80.7	31.4%	87.9	31.1%	(7.2)	(8.2%)
Treatment Centers	49.2	19.1%	57.1	20.2%	(7.9)	(13.8%)
Instruments	25.7	10.0%	28.8	10.2%	(3.1)	(10.8%)
COST OF GOODS SOLD	(113.5)	(44.1%)	(131.2)	(46.4%)	17.7	(13.5%)
GROSS PROFIT (1)	143.8	55.9%	151.5	53.6%	(7.7)	(5.1%)
Dental CAD/CAM Systems	71.2	70.0%	73.0	67.0%	(1.8)	(2.5%)
Imaging Systems	45.8	56.8%	49.7	56.5%	(3.9)	(7.8%)
Treatment Centers	21.3	43.3%	23.5	41.2%	(2.2)	(9.4%)
Instruments	10.3	40.1%	11.2	38.9%	(0.9)	(8.0%)
Corporate (unallocated)	(4.8)		(5.9)		1.1	(18.6%)
Selling, general and administrative expense	(82.1)	(31.9%)	(87.2)	(30.8%)	5.1	(5.8%)
Research and development	(14.2)	(5.5%)	(16.4)	(5.8%)	2.2	(13.4%)
Net other operating income (expense)	2.5	1.0%	2.5	0.9%	-	0.0%
OPERATING INCOME	50.0	19.4%	50.4	17.8%	(0.4)	(0.8%)
Gain (loss) on foreign currency transactions, net	0.9	0.3%	2.0	0.7%	(1.1)	(55.0%)
Gain (loss) on derivative instruments	(2.7)	(1.0%)	(1.5)	(0.5%)	(1.2)	80.0%
Interest expense, net	(0.8)	(0.3%)	(0.9)	(0.3%)	0.1	(11.1%)
Other income (expense)	(0.2)	(0.1%)	(0.4)	(0.1%)	0.2	(50.0%)
INCOME BEFORE TAXES	47.2	18.3%	49.6	17.5%	(2.4)	(4.8%)
Income tax provision	(10.8)	(4.2%)	(11.7)	(4.1%)	0.9	(7.7%)
NET INCOME	36.4	14.1%	37.9	13.4%	(1.5)	(4.0%)
Less: Net income attributable to noncontrolling interests	(0.4)	(0.2%)	(0.6)	(0.2%)	0.2	(33.3%)
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$36.0	14.0%	$37.3	13.2%	$(1.3)	(3.5%)
(1) Percentages refer to the percent of total revenues except for segment gross profit information, where percentages refer to segment gross profit margin.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

Revenue

For the three months ended March 31, 2015, revenue was $257.3 million, a decrease of $25.4 million, or 9.0% (increased 2.0% Local Currency). Local Currency growth of 2.0% was offset by an 11.0% unfavorable foreign exchange impact on our reported revenue. This was driven by the further weakening of the Euro and other major currencies (such as Australian Dollar, Brazilian Real, Japanese Yen, etc.) during the quarter and impacted all segments. Revenue developed by segment and geographically as follows:

By segment:

•	CAD/CAM Systems (decreased 6.6% - up 2.9% Local Currency): Segment revenues were $101.7 million (prior year period: $108.9 million), a decrease of $7.2 million reported compared to an increase of $3.2 million in Local Currency. Local Currency growth was primarily driven by new-user demand. Overall revenue growth was led by Germany.

•	Imaging Systems (decreased 8.2% - down 0.7% Local Currency): Segment revenues were $80.7 million (prior year period: $87.9 million), a decrease of $7.2 million reported compared to a decrease of $0.6 million in Local Currency. Overall, Local Currency revenues were relatively flat compared to the prior-year period. Revenues were impacted by declines in certain international markets.

•	Treatment Centers (decreased 13.8% - up 2.2% Local Currency): Segment revenues were $49.2 million (prior year period: $57.1 million), a decrease of $7.9 million reported compared to an increase of $1.3 million in Local Currency. Our Treatment Center segment continued to witness steady increase in demand, led by our Intego and Sinius treatment centers. Growth was especially strong in Europe.

•	Instruments (decreased 10.8% - up 6.1% Local Currency): Segment revenues were $25.7 million (prior year period: $28.8 million), a decrease of $3.1 million reported compared to an increase of $1.8 million in Local Currency. Instruments continued to be our fastest-growing segment. Local Currency revenue growth was driven by international markets as a result of strong demand for our hygiene products and handpieces.

Geographically:

•	U.S. (increased 8.6%): The U.S. continued to deliver solid revenue growth, driven by strong demand for our Imaging products.

•	International Markets (decreased 15.3% - decreased 0.4% Local Currency): Overall, Local Currency revenues were flat compared to the prior-year period. Reported revenues were significantly impacted by the further weakening of the Euro and other major currencies.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold

For the three months ended March 31, 2015, cost of goods sold was $113.5 million, a decrease of $17.7 million, or 13.5%. Cost of goods sold as a percentage of sales decreased to 44.1% (prior year period: 46.4%). Cost of goods sold benefited mainly from the weakening of the Euro during the period. Amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets, included in cost of goods sold, declined by $2.3 million compared to the prior-year period.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

Gross Profit

For the three months ended March 31, 2015, gross profit was $143.8 million, a decrease of $7.7 million, or 5.1%, compared to a decrease in revenue of $25.4 million, or 9.0%. Gross profit margin was 55.9% (prior year period: 53.6%). The 2.3% increase in the gross profit margin was mainly due to the abovementioned favorable foreign exchange effects of 3.1%, which more than offset the 0.8% negative operational impact.

By segment, gross profit and gross profit margin developed in the three months ended March 31, 2015, compared to the three months ended March 31, 2014 as follows:

•	CAD/CAM Systems: Segment gross profit was $71.2 million (prior year period: $73.0 million), a decrease of $1.8 million compared to a decrease of $7.2 million in reported segment revenue. Segment gross profit margin was 70.0% (prior year period: 67.0%). The 3.0% improvement was primarily due to foreign exchange fluctuations.

•	Imaging Systems: Segment gross profit was $45.8 million (prior year period: $49.7 million), a decrease of $3.9 million compared to a decrease of $7.2 million in reported segment revenue. Segment gross profit margin was 56.8% (prior year period: 56.5%). The 0.3% improvement was primarily due to benefits from the weakening of the Euro, which was offset by unfavorable product mix.

•	Treatment Centers: Segment gross profit was $21.3 million (prior year period: $23.5 million), a decrease of $2.2 million compared to a decrease of $7.9 million in reported segment revenue. Segment gross profit margin was 43.3% (prior year period: 41.2%). The 2.1% improvement was driven by improved product mix, with strong sales of our comfort line and our new Intego treatment center.

•	Instruments: Segment gross profit was $10.3 million (prior year period: $11.2 million), a decrease of $0.9 million compared to a decrease of $3.1 million in reported segment revenue. Segment gross profit margin was 40.1% (prior year period: 38.9%). The 1.2% improvement was primarily the result of foreign exchange fluctuations.

Selling, General, and Administrative

For the three months ended March 31, 2015, SG&A expense was $82.1 million, a decrease of $5.1 million, or 5.8%.

The decrease in SG&A expense was primarily driven by the weakening of the Euro and other major currencies. SG&A expense for the period included $3.1 million of marketing expenditures for the International Dental Show (“IDS”) that was held in March in Germany. We continue to invest in the expansion of our sales and service infrastructure in growth markets.

Research and Development

R&D expense for the three months ended March 31, 2015, was $14.2 million, a decrease of $2.2 million, or 13.4%.

The decrease was mostly driven by the weakening of the Euro. As a percentage of revenue, R&D expense was 5.5% (prior year period: 5.8%).

Net Other Operating Income (Loss)

Net other operating income (loss) for the three months ended March 31, 2015, compared to the three months ended March 31, 2014 was as follows:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

Net Other Operating Income (Loss)	Three months ended
	March 31,
(In millions)	2015	2014
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5

Gain (Loss) on Foreign Currency Transactions and Derivative Instruments

Foreign Currency Transactions

The gain on foreign currency transactions for the three months ended March 31, 2015 amounted to $0.9 million (prior year period: gain of $2.0 million). The components of these results are as follows:

Gain (Loss) on Foreign Currency Transactions	Three months ended
	March 31,
(In millions)	2015	2014
Unrealized non-cash foreign exchange gain (loss) from translation adjustment of deferred income related to the Patterson exclusivity payment	$(3.2)	$-
Unrealized non-cash foreign exchange gain (loss) on short-term intra-group loans	(0.3)	(0.3)
Gain (loss) on other foreign currency transactions (1)	4.4	2.3
Gain (Loss) on Foreign Currency Transactions	$0.9	$2.0
(1) For the three months ended March 31, 2015 and 2014, the gain (loss) on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by the fluctuations between the Yen/Euro, Euro/U.S. Dollar, and Real/Euro exchange rates.

Derivative Instruments

For the three months ended March 31, 2015, the loss on derivative instruments was $2.7 million (prior year period: loss of $1.5 million). In both periods, the results related to foreign currency hedges.

Income Tax Provision

For the three months ended March 31, 2015, Sirona recorded a profit before income taxes of $47.2 million (prior year period: $49.6 million), an income tax provision of $10.8 million (prior year period: $11.7 million), and an estimated effective tax rate applied for the quarter of 23.0% (prior year period: 23.5%). The estimated effective tax rate is primarily driven by the expected mix of earnings across different jurisdictions.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

YEAR-TO-DATE

Operations Review	Six months ended
	March 31,
	2015		2014		Change
(In millions, except for percent amounts)
REVENUE	$550.3	100.0%	$581.4	100.0%	$(31.1)	(5.3%)
Dental CAD/CAM Systems	200.0	36.3%	214.7	36.9%	(14.7)	(6.8%)
Imaging Systems	188.6	34.3%	193.7	33.3%	(5.1)	(2.6%)
Treatment Centers	103.2	18.8%	111.5	19.2%	(8.3)	(7.4%)
Instruments	58.5	10.6%	61.5	10.6%	(3.0)	(4.9%)
COST OF GOODS SOLD	(243.6)	(44.3%)	(267.2)	(46.0%)	23.6	(8.8%)
GROSS PROFIT (1)	306.7	55.7%	314.2	54.0%	(7.5)	(2.4%)
Dental CAD/CAM Systems	139.6	69.8%	146.3	68.1%	(6.7)	(4.6%)
Imaging Systems	109.2	57.9%	111.2	57.4%	(2.0)	(1.8%)
Treatment Centers	42.8	41.5%	44.7	40.1%	(1.9)	(4.3%)
Instruments	23.7	40.5%	24.7	40.2%	(1.0)	(4.0%)
Corporate (unallocated)	(8.6)		(12.7)		4.1	(32.3%)
Selling, general and administrative expense	(169.9)	(30.9%)	(175.2)	(30.1%)	5.3	(3.0%)
Research and development	(29.0)	(5.3%)	(31.5)	(5.4%)	2.5	(7.9%)
Net other operating income (expense)	5.0	0.9%	5.0	0.9%	-	0.0%
OPERATING INCOME	112.8	20.5%	112.5	19.3%	0.3	0.3%
Gain (loss) on foreign currency transactions, net	(1.3)	(0.2%)	(0.6)	(0.1%)	(0.7)	116.7%
Gain (loss) on derivative instruments	(2.3)	(0.4%)	(0.9)	(0.2%)	(1.4)	155.6%
Interest expense, net	(1.7)	(0.3%)	(1.7)	(0.3%)	-	0.0%
Other income (expense)	0.5	0.1%	(0.9)	(0.2%)	1.4	(155.6%)
INCOME BEFORE TAXES	108.0	19.6%	108.4	18.6%	(0.4)	(0.4%)
Income tax provision	(24.8)	(4.5%)	(25.5)	(4.4%)	0.7	(2.7%)
NET INCOME	83.2	15.1%	82.9	14.3%	0.3	0.4%
Less: Net income attributable to noncontrolling interests	(1.2)	(0.2%)	(1.4)	(0.2%)	0.2	(14.3%)
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$82.0	14.9%	$81.5	14.0%	$0.5	0.6%
(1) Percentages refer to the percent of total revenues except for segment gross profit information, where percentages refer to segment gross profit margin.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

Revenue

For the six months ended March 31, 2015, revenue was $550.3 million, a decrease of $31.1 million, or 5.3% (increased 2.9% Local Currency). Local Currency growth of 2.9% was offset by an 8.2% unfavorable foreign exchange impact on our reported revenue. This was driven by the weakening of the Euro and other major currencies (such as Australian Dollar, Brazilian Real, Japanese Yen, etc.) during the period under report and impacted all segments. Revenue developed by segment and geographically as follows:

By segment:

•	CAD/CAM Systems (decreased 6.8% - up 0.5% Local Currency): Segment revenues were $200.0 million (prior year period: $214.7 million), a decrease of $14.7 million reported compared to an increase of $1.0 million in Local Currency. Local Currency revenues were more or less flat compared to the prior year. Growth in new-user demand offset declines in trade-up activities.

•	Imaging Systems (decreased 2.6% - up 2.7% Local Currency): Segment revenues were $188.6 million (prior year period: $193.7 million), a decrease of $5.1 million reported compared to an increase of $5.2 million in Local Currency. Local Currency revenue growth was driven by the U.S., where we continue to experience robust demand for our intra-oral and Orthophos product lines.

•	Treatment Centers (decreased 7.4% - up 5.3% Local Currency): Segment revenues were $103.2 million (prior year period: $111.5 million), a decrease of $8.3 million reported compared to an increase of $5.9 million in Local Currency. Our Treatment Center segment continued to witness steady increase in demand, led by our Sinius and new Intego treatment centers. Our Intego treatment center has steadily gained traction since its launch. Segment growth was especially strong in Europe.

•	Instruments (decreased 4.9% - up 7.7% Local Currency): Segment revenues were $58.5 million (prior year period: $61.5 million), a decrease of $3.0 million reported compared to an increase of $4.8 million in Local Currency. In Local Currency, Instruments continued to be our fastest-growing segment. Local Currency revenue growth was driven by international markets as a result of strong demand for our hygiene products and handpieces.

Geographically:

•	U.S. (increased 4.5%): Revenues benefited primarily from strong demand for our Imaging products.
•	International Markets (decreased 9.7% - increased 2.2% Local Currency): Reported revenues were negatively impacted by the weakening of the Euro and other major currencies by 11.9%. Treatment Centers and Instruments were the main drivers of our 2.2% Local Currency growth in International Markets.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold

For the six months ended March 31, 2015, cost of goods sold was $243.6 million, a decrease of $23.6 million, or 8.8%. Cost of goods sold as a percentage of sales decreased to 44.3% (prior year period: 46.0%). Cost of goods sold benefitted mainly from the weakening of the Euro during the period. Amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets, included in cost of goods sold, declined by $4.7 million compared to the prior-year period.

Gross Profit

For the six months ended March 31, 2015, gross profit was $306.7 million, a decrease of $7.5 million, or 2.4%, compared to a decrease in revenue of $31.1 million, or 5.3%. Gross profit margin was 55.7% (prior year period: 54.0%). The 1.7% increase in the gross profit margin was mainly due to the abovementioned favorable foreign exchange effects of 2.2%, which more than offset the 0.5% negative operational impact.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

By segment, gross profit and gross profit margin developed in the six months ended March 31, 2015 compared to the six months ended March 31, 2014 as follows:

•	CAD/CAM Systems: Segment gross profit was $139.6 million (prior year period: $146.3 million), a decrease of $6.7 million compared to a decrease of $14.7 million in reported segment revenue. Segment gross profit margin was 69.8% (prior year period: 68.1%). The 1.7% improvement was primarily due to foreign exchange fluctuations.

•	Imaging Systems: Segment gross profit was $109.2 million (prior year period: $111.2 million), a decrease of $2.0 million compared to a decrease of $5.1 million in reported segment revenue. Segment gross profit margin was 57.9% (prior year period: 57.4%). The 0.5% improvement was primarily due to benefits from the weakening of the Euro.

•	Treatment Centers: Segment gross profit was $42.8 million (prior year period: $44.7 million), a decrease of $1.9 million compared to a decrease of $8.3 million in reported segment revenue. Segment gross profit margin was 41.5% (prior year period: 40.1%). The 1.4% improvement was driven by improved product mix, with strong sales of our comfort line and our new Intego treatment center.

•	Instruments: Segment gross profit was $23.7 million (prior year period: $24.7 million), a decrease of $1.0 million compared to a decrease of $3.0 million in reported segment revenue. Segment gross profit margin was 40.5% (prior year period: 40.2%). The 0.3% improvement was primarily the result of foreign exchange fluctuations.

Selling, General, and Administrative

For the six months ended March 31, 2015, SG&A expense was $169.9 million, a decrease of $5.3 million, or 3.0%.

The decrease in SG&A expense was primarily driven by the weakening of the Euro and other major currencies. SG&A expense for the period included $3.1 million of marketing expenditures for the International Dental Show (“IDS”) that was held in March in Germany. We continue to investment in the expansion of our sales and service infrastructure in growth markets.

Research and Development

R&D expense for the six months ended March 31, 2015, was $29.0 million, a decrease of $2.5 million, or 7.9%.

The decrease was mainly driven by the weakening of the Euro. As a percentage of revenue, R&D expense was 5.3% (prior year period: 5.4%).

Net Other Operating Income

Net other operating income for the six months ended March 31, 2015, compared to the six months ended March 31, 2014 was as follows:

Net Other Operating Income (Loss)	Six months ended
	March 31,
(In millions)	2015	2014
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$5.0	$5.0

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

Gain (Loss) on Foreign Currency Transactions and Derivative Instruments

Foreign Currency Transactions

The loss on foreign currency transactions for the six months ended March 31, 2015 amounted to $1.3 million (prior year period: loss of $0.6 million). The components of these results are as follows:

Gain (Loss) on Foreign Currency Transactions	Six months ended
	March 31,
(In millions)	2015	2014
Unrealized non-cash foreign exchange gain (loss) from translation adjustment of deferred income related to the Patterson exclusivity payment	$(4.2)	$0.8
Unrealized non-cash foreign exchange gain (loss) on short-term intra-group loans	(0.8)	1.2
Gain (loss) on other foreign currency transactions (1)	3.7	(2.6)
Gain (Loss) on Foreign Currency Transactions	$(1.3)	$(0.6)
(1) For the six months ended March 31, 2015 and 2014, the gain (loss) on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by the fluctuations between the Yen/Euro, Euro/U.S. Dollar, and Real/Euro exchange rates.

Derivative Instruments

For the six months ended March 31, 2015, the loss on derivative instruments was $2.3 million (prior year period: loss of $0.9 million). In both periods, the results related to foreign currency hedges.

Income Tax Provision

For the six months ended March 31, 2015, Sirona recorded a profit before income taxes of $108.0 million (prior year period: $108.4 million), an income tax provision of $24.8 million (prior year period: $25.5 million), and an estimated effective tax rate applied for the first six months of 23.0% (prior year period: 23.5%). The estimated effective tax rate is primarily driven by the expected mix of earnings across different jurisdictions.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

NON-GAAP FINANCIAL MEASURES (unaudited)

To supplement our consolidated financial statements, operations review, and our business outlook, we currently use the following non-GAAP financial measures (unaudited):

•	Local Currency,
•	Non-GAAP Adjusted Net Income, and
•	Non-GAAP Adjusted Earnings Per Diluted Share,

Management recognizes that the use of these non-GAAP measures has limitations, including the fact that they might not be comparable with similar non-GAAP measures used by other companies and that management must exercise judgment in determining which types of charges and other items should be excluded from its non-GAAP financial measures. Management currently compensates for these limitations by providing full disclosure of each non-GAAP financial measure and a reconciliation to the most directly comparable GAAP measure. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

We use these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. Our management believes that these non-GAAP financial measures provide meaningful supplemental information regarding Sirona’s operating performance in the ordinary, ongoing and customary course of its operations. Accordingly, management excludes the impact of acquisition-related intangible depreciation and amortization in order to compare our underlying financial performance to prior periods, certain charges and income related to currency revaluation of assets and liabilities that do not reflect our period-to-period core operating performance, and to the extent relevant in a particular period, any other significant cash or non-cash items that management does not view as indicative of its ongoing operating performance. Each item is evaluated on an individual basis, taking into consideration both quantitative and qualitative aspects of their nature. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management's internal evaluation of period-to-period comparisons. We believe these non-GAAP financial measures are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision making, and (2) they are provided to and used by our institutional investors and the analyst community to facilitate comparisons with prior and subsequent reporting periods.

Local Currency

Certain revenue information is presented on a local currency basis (“Local Currency”). Sirona supplementally presents this revenue information because it believes doing so facilitates a comparison of its operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. Sirona calculates Local Currency revenue growth by comparing current-period revenues to prior-period revenues with both periods converted at the U.S. Dollar/local currency average foreign exchange rate for each month of the prior period for the currencies in which we do business.

Adjusted Net Income and Adjusted Earnings per Diluted Share

These non-GAAP measures (both attributable to Sirona’s shareholders) exclude, as applicable, the following:

•	amortization and depreciation expense resulting from the step-up to fair values of intangible and tangible assets related to past business combinations,
•	gains and losses on foreign currency transactions and derivative instruments,
•	any tax effects related to the above, and

•	to the extent relevant in a particular period, any other significant cash or non-cash items that management does not view as indicative of its ongoing operating performance.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

The following tables reconcile the above non-GAAP financial measures to their most directly comparable GAAP financial measures for the period(s) under report:

Non-GAAP Financial Measures (GAAP reconciliation)	Three months ended
	March 31,
(In millions, except for per share and percent amounts)	2015			2014

GAAP Net Income attributable to Sirona shareholders	$36.0	$0.64	1)	$37.3	$0.66	1)
Adjustments (after tax 2))
Amortization and depreciation expense resulting from the step-up to fair values of intangible assets related to past business combinations	$5.0			6.7
(Gain) loss on foreign currency transactions, net	(0.7)			(1.5)
(Gain) loss on derivative instruments	2.1			1.1
Other items:
Compensation charge for expenses in connection with the CEO/CFO Transition	0.2			1.2

Adjusted Net Income attributable to Sirona shareholders	$42.6	$0.76	1)	$44.9	$0.80	1)
1) per diluted share
2) tax impact calculated using estimated effective tax rate of	23.0%			23.5%

Non-GAAP Financial Measures (GAAP reconciliation)	Six months ended
	March 31,
(In millions, except for per share and percent amounts)	2015			2014

GAAP Net Income attributable to Sirona shareholders	$82.0	$1.46	1)	$81.5	$1.45	1)
Adjustments (after tax 2))
Amortization and depreciation expense resulting from the step-up to fair values of intangible assets related to past business combinations	$10.5			14.0
(Gain)/loss on foreign currency transactions, net	1.0			0.5
(Gain)/loss on derivative instruments	1.8			0.7
Other items:
Non-recurring legal and other advisory expense	0.9			-
Compensation charge for expenses in connection with the CEO/CFO Transition	0.4			2.2
Adjusted Net Income attributable to Sirona shareholders	$96.6	$1.71	1)	$98.9	$1.76	1)
1) per diluted share
2) tax impact calculated using estimated effective tax rate of	23.0%			23.5%

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

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

At March 31, 2015, the Company had cash and cash equivalents of $400.3 million and total debt of $78.6 million, resulting in net cash of $321.7 million. We believe our ability to generate cash from operating activities is one of our fundamental strengths. The near-term outlook for our business remains strong, and we expect to continue generating significant cash flows from operations throughout the remainder of fiscal 2015. The Company typically does not raise capital through issuance of stock; instead, we use debt financing to lower our overall cost of capital and increase our return on shareholders’ equity. We believe that our operating cash flows, available cash, and available but unused revolving credit facilities, in combination, provide us with the necessary financial flexibility to fund our working capital needs, research and development efforts, and anticipated capital expenditures for the foreseeable future.

We have significant operations outside of the U.S. and earn a significant portion of our consolidated operating income and income before taxes through our foreign subsidiaries. Cash and cash equivalents of $320.5 million held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to Consolidated Adjusted EBITDA, determined on the basis of the last twelve months, of no more than 3.00 to 1. The Company is required to determine its compliance with the covenants as of September 30 and March 31. As of March 31, 2015, the most recent period for which this ratio was calculated, the Company was in compliance. The Debt Cover Ratio was not meaningful in the absence of net debt.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for each of the periods under report:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

Cash Flows	Six months ended
	March 31,		Change
(In millions, except for percent amounts)	2015	2014	absolute	%
Net cash provided by (used in):
OPERATING activities	$73.4	$78.9	$(5.5)	(7.0%)
INVESTING activities	(25.0)	(60.9)	35.9	58.9%
FINANCING activities	(4.8)	(5.7)	0.9	15.8%
Increase (decrease) in cash during the period	$43.6	$12.3	$31.3	254.5%

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $73.4 million for the six months ended March 31, 2015 (prior year period: $78.9 million), or a decrease of $5.5 million compared to an increase of $0.5 million in net income.

Influencing factors on operating cash flows were:

•	In the first six months of fiscal 2015, the favorable adjustments to reconcile net income to net operating cash flow increased by $6.5 million over the prior-year period. Driving factors for this increase were:

o	$2.1 million more favorable adjustment from derivative instruments and foreign currency transactions,
o	$2.6 million less favorable adjustment from depreciation and amortization due to decreasing amortization resulting from the step-up to fair value of tangible and intangible assets, and
o	$6.8 million more favorable impacts from net deferred taxes related to normal, ongoing business.
o	The remaining changes only had a minor impact on the decrease in net cash provided by operating activities.

•	In the first six months of fiscal 2015, the unfavorable effect of changes in assets and liabilities resulted in an increase over the prior-year period of $12.3 million. The factors for this change were:

o	Receivables and inventories changed by $31.7 million compared to the prior year. This negative development was primarily driven by the $31.1 million increase in receivables. The higher increase in receivables in the current-year period resulted primarily from the purchasing pattern of Patterson, our largest distributor, with low shipments in August and September 2014.
o	Trade accounts payable and other assets and liabilities changed by $24.2 million compared to the prior year. This positive development reflects the timing of supplier payments.
o	Current income tax liabilities changed by $4.8 million compared to the prior year. This negative development was due to the timing of income tax payments.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions, asset disposals, and divestitures.

Net cash used in investing activities was $25.0 million for the six months ended March 31, 2015 (prior year period: $60.9 million), or a decrease of $35.9 million.

The investing cash outflow in the six months ended March 31, 2015 represented capital expenditures in the course of normal operating activities.

For the six months ended March 31, 2014, net cash used in investing activities represented:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

•	the acquisition of the main administrative building in Bensheim, Germany for $26.7 million,
•	the completion of the expansion of the new instruments manufacturing facility in Bensheim, Germany, and
•	capital expenditures in the course of normal operating activities.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $4.8 million for the six months ended March 31, 2015 (prior year period: $5.7 million), or a decrease of $0.9 million. The year-over-year change was mainly driven by $2.0 million lower proceeds from shares issued under share based compensation plans, $0.9 million fewer purchases of treasury shares in the first six months of 2015, largely offset by the absence of dividend distributions to noncontrolling interests in the current year.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

As of March 31, 2015 and September 30, 2014, the Facility A Term Loan was fully drawn to the amount of $75.0 million. The Revolving Facilities B and C remained undrawn as of March 31, 2015 and September 30, 2014.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Please see Note 3 to the unaudited consolidated financial statements for any discussions of recently issued accounting standards that have not yet been adopted.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk as reported under Part II, Item 7A in its Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2015. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The number and average price of shares repurchased during the three months ended March 31, 2015 are set forth in the table below:

Issuer Purchase of Equity Securities
(In millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 - January 31, 2015	-	$-	-	$72.3
February 1 - February 28, 2015	-	-	-	72.3
March 1 - March 31, 2015	45,430	87.99	45,430	68.3
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

None.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Labels Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
*	Filed herewith
**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the quarter ended March 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the quarter ended March 31, 2015 and 2014, (iii) Consolidated Balance Sheets as of March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the quarter ended March 31, 2015 and 2014, and (v) Notes to Consolidated Condensed Financial Statements (condensed).

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2015

Sirona Dental Systems, Inc.

By:	/s/ Stephan Mitsdoerffer
Stephan Mitsdoerffer, Chief Accounting Officer (Principal Accounting Officer) (Duly authorized signatory)

By:	/s/ Ulrich Michel
Ulrich Michel, Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Duly authorized signatory)

