Form 10-Q
period 2015-06-30
SIRONA DENTAL SYSTEMS, INC.
filed 2015-08-07
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015
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

As of July 31, 2015, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,856,681.

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

 i

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

 ii

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

 iii

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

		Three months ended		Nine months ended
		June 30,		June 30,
(In millions, except for share and per share amounts) (Unaudited)	Notes	2015	2014	2015	2014
REVENUE		$306.1	$299.7	$856.4	$881.1
Cost of goods sold		(131.5)	(132.1)	(375.1)	(399.3)
GROSS PROFIT		174.6	167.6	481.3	481.8
Selling, general and administrative expense		(84.0)	(88.1)	(253.9)	(263.3)
Research and development expense		(12.9)	(16.6)	(41.9)	(48.1)
Net other operating income (loss)	6	2.7	4.4	7.7	9.4
OPERATING INCOME		80.4	67.3	193.2	179.8
Gain (loss) on foreign currency transactions		(5.1)	2.2	(6.4)	1.6
Gain (loss) on derivative instruments	7	4.0	(0.5)	1.7	(1.4)
Interest income (expense)		(1.0)	(0.7)	(2.7)	(2.4)
Other income (expense)		(1.1)	(0.6)	(0.6)	(1.5)
INCOME BEFORE TAXES		77.2	67.7	185.2	176.1
Income tax benefit (expense)	8	(17.8)	(15.9)	(42.6)	(41.4)
NET INCOME		59.4	51.8	142.6	134.7
Net (income) loss attributable to noncontrolling interests		(0.6)	(0.3)	(1.8)	(1.7)
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.		$58.8	$51.5	$140.8	$133.0

INCOME PER SHARE (attributable to Sirona Dental Systems, Inc. common shareholders)	9
Basic		$1.06	$0.93	$2.53	$2.41
Diluted		$1.04	$0.92	$2.50	$2.37
Weighted average shares - basic		55,706,017	55,362,620	55,568,488	55,251,782
Weighted average shares - diluted		56,396,820	56,238,076	56,358,943	56,201,358

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Three months ended		Nine months ended
		June 30,		June 30,
(In millions) (Unaudited)	Notes	2015	2014	2015	2014
NET INCOME		$59.4	$51.8	$142.6	$134.7
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	11
Cumulative translation adjustment		35.4	(9.9)	(110.1)	7.9
Derivative financial hedging instruments		0.1	0.1	0.2	0.3
Unrecognized elements of pension cost		0.3	(0.2)	(2.0)	(0.1)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		35.8	(10.0)	(111.9)	8.1
TOTAL COMPREHENSIVE INCOME (LOSS)		95.2	41.8	30.7	142.8
Comprehensive (income) loss attributable to noncontrolling interests		(0.7)	(0.2)	(1.6)	(1.7)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS		$94.5	$41.6	$29.1	$141.1

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

CONSOLIDATED BALANCE SHEETS

		June 30,	September 30,
(In millions, except for share and par value amounts) (Unaudited)	Notes	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$422.6	$382.8
Restricted cash		0.7	0.8
Accounts receivable, net of allowance for doubtful accounts		184.0	115.6
of $2.3 and $2.4, respectively
Inventories, net	12	132.4	123.4
Deferred tax assets	8	24.5	29.7
Prepaid expenses and other current assets		30.1	26.8
Income tax receivable	8	16.2	8.0
TOTAL CURRENT ASSETS		810.5	687.1
Property, plant and equipment, net of accumulated depreciation		207.6	221.0
of $195.3 and $171.3, respectively
Goodwill		587.5	629.3
Restricted cash		0.4	-
Intangible assets, net of accumulated amortization		213.9	252.8
of $490 and $511.3, respectively
Other non-current assets		4.8	5.3
Deferred tax assets	8	14.5	15.5
TOTAL ASSETS		$1,839.2	$1,811.0

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable		$71.5	$59.9
Short-term financial liabilities		23.4	1.5
Income taxes payable	8	7.7	6.1
Deferred tax liabilities	8	3.1	2.2
Accrued liabilities and deferred income		188.4	167.6
TOTAL CURRENT LIABILITIES		294.1	237.3
Long-term financial liabilities		57.0	78.0
Deferred tax liabilities	8	97.5	111.8
Other non-current liabilities		23.1	25.1
Pension related provisions		63.4	71.7
Deferred income		17.4	25.9
TOTAL LIABILITIES		552.5	549.8
SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized;		0	0
none issued and outstanding)
Common stock ($0.01 par value; 95,000,000 shares authorized;		0.6	0.6
58,323,771 shares issued; 55,852,272 shares outstanding at Jun. 30, 2015; 57,776,336 shares issued; 55,364,617 shares outstanding at Sept. 30, 2014)
Additional paid-in capital		699.3	697.9
Treasury stock, at cost		(132.0)	(126.8)
2,471,499 shares held at cost at Jun. 30, 2015; 2,411,719 shares held at cost at Sept. 30, 2014
Retained earnings		900.7	759.9
Accumulated other comprehensive income (loss)	11	(184.5)	(72.8)
TOTAL SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS' EQUITY		1,284.1	1,258.8
NONCONTROLLING INTERESTS		2.6	2.4
TOTAL SHAREHOLDERS' EQUITY		1,286.7	1,261.2
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY		$1,839.2	$1,811.0

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
(In millions) (Unaudited)	2015	2014
OPERATING ACTIVITIES
NET INCOME	$142.6	$134.7
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	52.0	56.5
(Gain) loss on derivative instruments and foreign currency transactions	4.7	(0.2)
Deferred income taxes	0.6	(9.6)
Share-based compensation expense	10.1	8.6
Other adjustments	0.4	(1.5)
TOTAL ADJUSTMENTS TO RECONCILE NET INCOME TO OPERATING CASH FLOWS	67.8	53.8
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	(79.0)	(26.4)
Inventories	(22.9)	(24.8)
Trade accounts payable	16.9	(9.1)
Other current and non-current assets	(7.2)	5.3
Other current and non-current liabilities	19.8	(2.1)
Current income taxes	(6.5)	(0.9)
EFFECT OF CHANGES IN ASSETS AND LIABILITIES ON OPERATING CASH FLOWS	(78.9)	(58.0)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	131.5	130.5
INVESTING ACTIVITIES
Investment in property, plant and equipment	(38.6)	(74.5)
Proceeds from sale of property, plant and equipment	0.5	0.6
Purchase of intangible assets	(0.2)	(0.1)
Acquisition of business, net of cash acquired	(18.5)	-
Sale of business, net of cash sold	-	11.5
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(56.8)	$(62.5)

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
(In millions) (Unaudited)	2015	2014
FINANCING ACTIVITIES
Purchase of treasury stock	(5.2)	(14.8)
Dividend distributions to noncontrolling interest	-	(1.5)
Common shares issued under share based compensation plans	3.8	6.7
Tax effect of common shares issued under share based compensation plans	(14.4)	(3.5)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(15.8)	(13.1)
CHANGE IN CASH AND CASH EQUIVALENTS	58.9	54.9
Effect of exchange rate change on cash and cash equivalents	(19.1)	0.4
Cash and cash equivalents at beginning of period	382.8	241.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$422.6	$297.0

SUPPLEMENTAL INFORMATION
GENERAL
Interest paid	$1.6	$2.3
Interest capitalized	0.2	0.3
Income taxes paid	32.2	46.6

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

In the opinion of management, all adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2015, and the results of operations and cash flows for the nine months ended June 30, 2015 and 2014, respectively, as applicable to interim periods have been made. The results of operations for the nine months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

NOT YET ADOPTED

In May 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement contains a software license, the software license element of that arrangement should be accounted for consistent with the acquisition of other software licenses. If such an arrangement does not include a software license, the arrangement should be accounted for as a service contract. ASU 2015-05 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2015, which corresponds to the Company’s fiscal year beginning October 1, 2016, with early adoption permitted. The new guidance permits either prospective or retrospective adoption. We are currently evaluating the potential impact of adoption on our consolidated financial statements and have not yet selected an adoption method.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present such costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet rather than as an asset. ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2015, which corresponds to the Company’s fiscal year beginning October 1, 2016, with early adoption permitted. Currently, we do not expect a material impact of adoption on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides updated guidance on revenue recognition principles that will supersede most current conceptual and industry-specific revenue recognition guidance and thus enhance comparability of revenue recognition practices across

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

entities, industries, jurisdictions, and capital markets. The key principle of this updated guidance is that entities should recognize revenue to depict the transfer of goods or services to customers at an amount reflecting the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance prescribes a five-step analysis of transactions to determine how and when to recognize revenue. In addition, the new guidance provides for capitalization of certain costs of obtaining or fulfilling a contract with a customer as well as enhanced disclosure requirements to enable a better understanding of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2016. The new guidance permits the use of either a retrospective or cumulative effect transition method. In July 2015, the FASB approved a one-year deferral of the effective date to apply to fiscal years, and interim periods within those years, beginning after December 15, 2017, which corresponds to the Company’s fiscal year beginning October 1, 2018, with early adoption as of the original effective date permitted. We have not yet selected a transition method or adoption date and are evaluating the expected impact of adoption on our consolidated financial statements.

4	BUSINESS ACQUISITIONS

On June 30, 2015, the Company acquired 100% of the outstanding shares of capital stock of a dental company. The results of its operations will be included in the consolidated financial statements from this date. The fair value of total consideration transferred for this acquisition totaled $18.6 million, consisting entirely of cash. The preliminary purchase price allocation resulted in goodwill acquired of $15.8 million. We expect to finalize the purchase price allocation for this acquisition by the end of the current fiscal year.

5	EMPLOYEE SHARE-BASED COMPENSATION

ASC 718, Compensation – Stock Compensation, requires that all share based compensation arrangements, including grants of stock option awards to employees, be recognized based on the estimated fair value of the share-based payment award.

EQUITY INCENTIVE PLAN

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provided for granting in total up to 4,550,000 stock options, incentive stock, restricted stock shares, RSU’s, and PSU’s. The 2006 Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. At the Company’s Annual Meeting of Stockholders held on February 25, 2015, stockholders approved the Company’s new 2015 Long-Term Incentive Plan (“2015 Plan”) to replace the 2006 Plan. The 2015 Plan provides for granting in total up to 6,825,000 stock options, incentive shares, restricted stock shares, RSU’s, PSU’s, and other forms of equity-based awards to employees, directors, consultants, and advisers. Shares under the new 2015 Plan were first registered pursuant to a registration statement dated April 2, 2015, at which time these shares became available for grant and any remaining shares available under the 2006 Plan were nullified. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of June 30, 2015, 6,804,157 shares were available for future grant under the 2015 Plan.

Restricted and Performance-Based Stock Units

In the nine months ended June 30, 2015, the Company granted 139,387 RSU’s and 37,004 PSU’s with an average value of $87.29, representing the average of closing prices of the Company’s common stock at the grant dates.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

RSU’s generally vest in annual tranches over a period of four to five years, while PSU’s generally vest after three years. The PSU’s were granted to certain Company executives and vest three years from the date of the grant provided the Company achieves performance targets specified in the grant. RSU’s and PSU’s do not have voting rights or rights to dividends prior to vesting. The value of each RSU and PSU grant is determined by the closing price at the date of grant. Share-based compensation expense for the entire award is recognized straight-line over the service period of the last separately vesting tranche of the award.

Stock Options

In the nine months ended June 30, 2015, the Company granted 160,262 stock options with a weighted average exercise price of $86.00 and weighted average fair value of $22.90 at the grant date. Grants generally vest over a period of four to five years. All grants expire ten years after the date of the grant.

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

COMPENSATION COSTS

The following table summarizes compensation expense charged to income for stock-based compensation and additional information for the three and nine months ended June 30, 2015:

Compensation Expense	Three months ended		Nine months ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Compensation expense (1)	$3.5	$2.8	$10.1	$9.2

(1) For the first nine months of fiscal years 2015 and 2014, this included a compensation charge of $0.5 million and $0.9 million, respectively, for share-based awards in connection with the CFO Transition.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

RESTRICTED AND PERFORMANCE-BASED STOCK UNIT ACTIVITY

The following is a summary of Sirona’s RSU and PSU activity for the nine months ended June 30, 2015:

RSU and PSU Activity	Nine months ended
	June 30,
	2015

	Restricted stock units		Performance-based stock units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	491,781	$55.81	42,566	$66.63
Granted	139,387	87.63	37,004	86.00
Vested	(182,170)	47.05	-	-
Forfeited	(6,325)	62.48	-	-
Outstanding at end of period	442,673	$69.33	79,570	$75.64

STOCK OPTION ACTIVITY

The following is a summary of Sirona’s stock option activity for the nine months ended June 30, 2015:

Stock Option Activity	Nine months ended
	June 30,
	2015
	Number of options	Weighted average exercise price
Outstanding at beginning of period	1,560,592	$29.13
Granted	160,262	86.00
Exercised	(711,489)	16.49
Forfeited	(3,163)	51.59
Outstanding at end of period	1,006,202	$47.06

thereof vested and exercisable	591,925

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

6	NET OTHER OPERATING INCOME (LOSS)

The components of net other operating income (loss) for the periods under report are as follows:

Net Other Operating Income (Loss)	Three months ended		Nine months ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5	$7.5	$7.5
Gain from patent infringement settlement (1)	0.1	-	0.1	-
Other miscellaneous gain (loss) (2)	0.1	1.9	0.1	1.9
Net other operating income (loss)	$2.7	$4.4	$7.7	$9.4

(1) The gain from patent infringement settlement for the three months ended June 30, 2015, represents amounts received for past lost profits in an out-of-court settlement of a patent defense suit in the normal course of business.
(2) The other miscellaneous gain for the three months ended June 30, 2014, represents a gain on disposal of certain business assets.

DEFERRED INCOME

Effects of remeasurement of the Patterson Exclusivity Payment from U.S. Dollar to Euro are reflected in the statement of income. For the periods under report, these effects were as follows:

Deferred Income (Patterson Exclusivity Payment)	Three months ended		Nine months ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Foreign currency transaction gain (loss) resulting from the remeasurement of the deferred income related to the Patterson exclusivity payment	$0.8	$(0.3)	$(3.4)	$0.5

7	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

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

Foreign Currency

The Euro is the functional currency for many of Sirona’s subsidiaries, including its primary sales and manufacturing operations in Germany. During the periods under review, the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results. In order to hedge portions of the transactional exposure to fluctuations in exchange rates, based on forecasted and firmly-committed cash flows, Sirona enters into foreign exchange forward contracts (currently: USD, AUD, and JPY). These forward foreign currency contracts are intended to reduce short-term effects of changes in exchange rates. The Company enters into forward contracts that are considered to be economic hedges but which are not considered hedging instruments under ASC 815. As of June 30, 2015, these contracts had notional amounts totaling $36.1 million. These agreements are relatively short-term (generally not exceeding six months).

The fair value carrying amount of the Company's derivative instruments at June 30, 2015 is described in Note 14 Fair Value Measurements.

The following tables summarize the impact of gains and losses from the fair value changes of the Company’s derivative instruments reported in our condensed consolidated statements of income for the periods under report:

Derivatives Designated as Cash Flow Hedging Instruments
Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the three months ended		For the nine months ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Interest rate swap contracts	$0.2	$-	$0.3	$0.2
Total	$0.2	$-	$0.3	$0.2

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

Derivatives Not Designated as Hedging Instruments
Amount of Gain (Loss) Recognized in Income on Derivative Instruments	Three months ended		Nine months ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014	Affected Line Item in the Statement of Income
Foreign exchange contracts	$4.0	$(0.5)	$1.7	$(1.4)	Gain (loss) on derivative instruments, net

8	INCOME TAXES

For the first nine months of fiscal year 2015, an estimated effective tax rate of 23.0% has been applied (prior year period: 23.5%). The income tax provision for the first nine months ended June 30, 2015, was $42.6 million (prior year period: $41.4 million). The actual effective tax rate for fiscal year 2014 was 23.0%.

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

The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of June 30, 2015, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. In making this determination, the Company also evaluates its expected cash requirements in the United States. These earnings relate to ongoing operations and, as of June 30, 2015, the approximate amount of undistributed foreign earnings amounted to $661 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

9	INCOME PER SHARE

The computation of basic and diluted income per share is as follows:

Income per Share	Three months ended		Nine months ended
	June 30,		June 30,
(In millions, except share and per share amounts)	2015	2014	2015	2014
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$58.8	$51.5	$140.8	$133.0

Weighted average shares outstanding – basic	55,706,017	55,362,620	55,568,488	55,251,782
Dilutive effect of stock-based compensation (1)	690,803	875,456	790,455	949,576
Weighted average shares outstanding – diluted	56,396,820	56,238,076	56,358,943	56,201,358

Net income per share
Basic	$1.06	$0.93	$2.53	$2.41
Diluted	$1.04	$0.92	$2.50	$2.37

(1) There were no stock options excluded from the computation of diluted earnings per share for the periods under report.

10	SEGMENT REPORTING

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

Segment Performance	Three months ended		Nine months ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Revenue External
Dental CAD/CAM Systems	$121.8	$109.3	$321.8	$324.0
Imaging Systems	103.7	109.1	292.4	302.9
Treatment Centers	53.8	51.2	157.0	162.6
Instruments	26.8	30.1	85.2	91.6
Total	$306.1	$299.7	$856.4	$881.1

Segment performance measure (gross profit)
Dental CAD/CAM Systems	$85.4	$75.3	$225.0	$221.6
Imaging Systems	61.2	65.8	170.4	177.0
Treatment Centers	22.4	19.8	65.2	64.5
Instruments	10.0	12.9	33.7	37.6
Total Segments	$179.0	$173.8	$494.3	$500.7

RECONCILIATION OF THE RESULTS OF THE SEGMENT PERFORMANCE MEASURE TO THE CONSOLIDATED STATEMENTS OF INCOME

The following table provides a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three and nine months ended June 30, 2015 and 2014 are due to the impact of purchase accounting and certain other corporate items. These effects are not included in the segment performance measure as the Company does not believe these to be representative of the performance of each segment.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

Reconciliation of Segment Performance Measure to Consolidated Statement of Income	Three months ended		Nine months ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Consolidated revenue	$306.1	$299.7	$856.4	$881.1
Segment performance measure (gross profit)
Total segments	179.0	173.8	494.3	500.7
Differences management reporting vs. U.S. GAAP (including step-up depreciation and amortization and certain other corporate items)	(4.4)	(6.2)	(13.0)	(18.9)
Consolidated gross profit	174.6	167.6	481.3	481.8
Selling, general and administrative expense	(84.0)	(88.1)	(253.9)	(263.3)
Research and development expense	(12.9)	(16.6)	(41.9)	(48.1)
Net other operating income (loss)	2.7	4.4	7.7	9.4
Gain (loss) on foreign currency transactions	(5.1)	2.2	(6.4)	1.6
Gain (loss) on derivative instruments	4.0	(0.5)	1.7	(1.4)
Interest income (expense)	(1.0)	(0.7)	(2.7)	(2.4)
Other income (expense)	(1.1)	(0.6)	(0.6)	(1.5)
Income before taxes	$77.2	$67.7	$185.2	$176.1

CONCENTRATION OF REVENUE

A substantial portion of our revenue comes from two distributors accounting for more than 10% of revenues. Patterson Companies, Inc. (“Patterson”) and Henry Schein, Inc. (“Henry Schein”) accounted for revenues and accounts receivable for the three and nine months ended June 30, 2015 compared to the three and nine months ended June 30, 2014 as shown in the table below. These revenues were earned across all segments, with a significant portion of revenues with Patterson being earned in the CAD/CAM and Imaging segments. No other customer accounted for more than 10% of revenues.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

Concentration of Revenue	Three months ended		Nine months ended
	June 30,		June 30,
(In millions, except for percent amounts)	2015	2014	2015	2014
Top Customers
Revenues
Patterson Dental Company, Inc.	34%	36%	35%	33%
Henry Schein, Inc.	16%	13%	15%	13%
Total of customers > 10% revenues	50%	49%	50%	46%

Accounts Receivable
Patterson Dental Company, Inc.			$86.5	$75.1
Henry Schein, Inc.			18.6	14.2
Total Accounts Receivable of customers > 10% revenues			$105.1	$89.3

11	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components and development of accumulated other comprehensive income (loss) for the periods under report are as follows:

Accumulated Other Comprehensive Income (Loss)	Three months ended
	June 30,
	2015
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$(230.8)	$10.9	$(0.3)	$(220.2)
Current increase (decrease)	35.4	0.4	0.2	36.0
Income tax (expense) benefit	-	(0.1)	(0.1)	(0.2)
Balance at end of period	(195.4)	11.2	(0.2)	(184.4)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	0.1	-	-	0.1
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(195.5)	$11.2	$(0.2)	$(184.5)

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

Accumulated Other Comprehensive Income (Loss)	Three months ended
	June 30,
	2014
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$20.6	$6.5	$(0.5)	$26.6
Current increase (decrease)	(9.9)	(0.2)	-	(10.1)
Income tax (expense) benefit	-	-	0.1	0.1
Balance at end of period	10.7	6.3	(0.4)	16.6
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(0.1)	-	-	(0.1)
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$10.8	$6.3	$(0.4)	$16.7

Accumulated Other Comprehensive Income (Loss)	Nine months ended
	June 30,
	2015
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$(85.6)	$13.2	$(0.4)	$(72.8)
Current increase (decrease)	(110.1)	(2.8)	0.3	(112.6)
Income tax (expense) benefit	-	0.8	(0.1)	0.7
Balance at end of period	(195.7)	11.2	(0.2)	(184.7)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(0.2)	-	-	(0.2)
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(195.5)	$11.2	$(0.2)	$(184.5)

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

Accumulated Other Comprehensive Income (Loss)	Nine months ended
	June 30,
	2014
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$2.9	$6.4	$(0.7)	$8.6
Current increase (decrease)	7.9	(0.1)	0.2	8.0
Income tax (expense) benefit	-	-	0.1	0.1
Balance at end of period	10.8	6.3	(0.4)	16.7
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$10.8	$6.3	$(0.4)	$16.7

12	INVENTORIES, NET

The components of net inventories for the periods under report are as follows:

Inventories	June 30,	September 30,
(In millions)	2015	2014
Finished goods	$98.7	$86.8
Work in progress	14.1	14.3
Raw materials	39.0	39.7
Inventories, gross	151.8	140.8
Inventory reserve	(19.4)	(17.4)
Inventories, net	$132.4	$123.4

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

13	PRODUCT WARRANTY

The following table provides the components of and changes in the product warranty accrual for the periods under report:

Product Warranty	Three months ended		Nine months ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Balance at beginning of the period	$6.7	$10.0	$7.6	$9.7
Accruals for warranties issued	8.1	5.2	17.7	15.7
Warranty settlements made	(7.6)	(6.0)	(17.2)	(16.4)
Translation adjustment	0.2	(0.1)	(0.7)	0.1
Balance at end of the period	$7.4	$9.1	$7.4	$9.1

14	FAIR VALUE MEASUREMENTS

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

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

ASSETS/LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis for the periods under report:

Assets and Liabilities Measured at Fair Value - Recurring Basis	June 30,
	2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(In millions)		Foreign Exchange
Assets
Cash Equivalents (money market funds)	$218.7	$-	$-	$218.7
Derivative Assets	-	0.7	-	0.7
Liabilities
Derivative Liabilities	-	(0.2)	-	(0.2)
Business Combination-related liabilities	-	-	(13.0)	(13.0)
Total	$218.7	$0.5	$(13.0)	$206.2

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

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

The change in the fair value of the business acquisition-related liabilities was a $1.2 million decrease for the period under report, of which a total for all acquisitions of $0.3 million (expense) and $0.4 million (income) was recorded in other income (expense) in the income statement for the three and nine months ended June 30, 2015, respectively.

In the Company’s June 30, 2015 and September 30, 2014 Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

The Company did not elect the fair value option for any other eligible financial instruments.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

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

Current Performance at a Glance

The following is a synopsis of our performance for the nine months ended June 30, 2015:

•	Revenue: For the nine months ended June 30, 2015, reported revenue decreased 2.8%. On a Local Currency basis, total revenues were up 7.1% over the prior-year period (prior year period: up 4.5% Local Currency). We continued to see growing demand for products across all segments. CAD/CAM gained momentum in Europe. Instruments continued to benefit from our expanded state-of-the-art manufacturing facility in Bensheim, Germany, while Treatment Centers saw an increase in demand, especially for our standard and comfort lines. Geographically, Local Currency growth was driven by International Markets.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

Revenue (Segment %)
10%
18%
38%
34%
CAD/CAM Systems
Imaging Systems
Treatment Centers
Instruments

Revenue (Geographic %)
34%
66%
U.S.
International Markets

•	Operating Income: Operating income increased $13.4 million, or 7.5%, compared to the same period last year. Highlights: Gross profit decreased by $0.5 million, primarily as the result of the decrease in reported revenues. Gross profit margin benefitted from foreign exchange developments and improved to 56.2% (prior year period: 54.7%). We continue to invest in the expansion of our sales and service infrastructure in key markets and in research and development for new products and services; however, the benefits from foreign exchange translation more than offset these investments. As a result, SG&A expenses decreased $9.4 million, while R&D expenses were below the prior-year period by $6.2 million.

•	Net Income: Net income attributable to Sirona shareholders was $140.8 million, an increase of $7.8 million, or 5.9%, over the prior year.

•	Cash Position: At June 30, 2015, the Company had cash and cash equivalents of $422.6 million and total debt of $80.4 million, resulting in net cash of $342.2 million, or an increase of $38.9 million compared to September 30, 2014.

Significant Factors Affecting Our Operating Performance

Foreign Currency Fluctuations

Fluctuations in exchange rates impact Sirona’s financial results. Although the U.S. Dollar is Sirona’s reporting currency, Sirona conducts its business in many currencies, and its functional currencies vary depending on the country of operation. As a percent of total revenues, sales and operating expenses(1) in Euro, U.S. Dollar, and all other currencies(2) for the nine months ended June 30, 2015 were approximately as follows:

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

Fluctuations in Exchange Rates (USD/EUR)	Three months ended		Nine months ended
	June 30,		June 30,
(In U.S. Dollars)	2015	2014	2015	2014
Exchange rate used to calculate items in Sirona's financial statements:
Period-end (1)	$1.1180	$1.3650	$1.1180	$1.3650
Average (2)	1.1060	1.3715	1.1616	1.3675
Fluctuations during the period:
Low (3)	$1.0526	$1.3522	$1.0526	$1.3386
High (4)	1.1435	1.3945	1.2814	1.3956
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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

OPERATIONS REVIEW

CURRENT QUARTER

Operations Review	Three months ended
	June 30,
	2015		2014		Change
(In millions, except for percent amounts)
REVENUE	$306.1	100.0%	$299.7	100.0%	$6.4	2.1%
Dental CAD/CAM Systems	121.8	39.8%	109.3	36.5%	12.5	11.4%
Imaging Systems	103.7	33.9%	109.1	36.4%	(5.4)	(4.9%)
Treatment Centers	53.8	17.6%	51.2	17.1%	2.6	5.1%
Instruments	26.8	8.8%	30.1	10.0%	(3.3)	(11.0%)
COST OF GOODS SOLD	(131.5)	(43.0%)	(132.1)	(44.1%)	0.6	(0.5%)
GROSS PROFIT (1)	174.6	57.0%	167.6	55.9%	7.0	4.2%
Dental CAD/CAM Systems	85.4	70.1%	75.3	68.9%	10.1	13.4%
Imaging Systems	61.2	59.0%	65.8	60.3%	(4.6)	(7.0%)
Treatment Centers	22.4	41.6%	19.8	38.7%	2.6	13.1%
Instruments	10.0	37.3%	12.9	42.9%	(2.9)	(22.5%)
Corporate (unallocated)	(4.4)		(6.2)		1.8	(29.0%)
Selling, general and administrative expense	(84.0)	(27.4%)	(88.1)	(29.4%)	4.1	(4.7%)
Research and development	(12.9)	(4.2%)	(16.6)	(5.5%)	3.7	(22.3%)
Net other operating income (expense)	2.7	0.9%	4.4	1.5%	(1.7)	(38.6%)
OPERATING INCOME	80.4	26.3%	67.3	22.5%	13.1	19.5%
Gain (loss) on foreign currency transactions, net	(5.1)	(1.7%)	2.2	0.7%	(7.3)	(331.8%)
Gain (loss) on derivative instruments	4.0	1.3%	(0.5)	(0.2%)	4.5	(900.0%)
Interest expense, net	(1.0)	(0.3%)	(0.7)	(0.2%)	(0.3)	42.9%
Other income (expense)	(1.1)	(0.4%)	(0.6)	(0.2%)	(0.5)	83.3%
INCOME BEFORE TAXES	77.2	25.2%	67.7	22.6%	9.5	14.0%
Income tax provision	(17.8)	(5.8%)	(15.9)	(5.3%)	(1.9)	11.9%
NET INCOME	59.4	19.4%	51.8	17.3%	7.6	14.7%
Less: Net income attributable to noncontrolling interests	(0.6)	(0.2%)	(0.3)	(0.1%)	(0.3)	100.0%
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$58.8	19.2%	$51.5	17.2%	$7.3	14.2%
(1) Percentages refer to the percent of total revenues except for segment gross profit information, where percentages refer to segment gross profit margin.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

Revenue

For the three months ended June 30, 2015, revenue was $306.1 million, an increase of $6.4 million, or 2.1% (increased 15.2% Local Currency). Local Currency growth of 15.2% was offset by a 13.1% unfavorable foreign exchange impact on our reported revenue. This was driven by the continued weakness of the Euro and other major currencies (such as Australian Dollar, Brazilian Real, Japanese Yen, etc.) during the quarter and impacted all segments. Revenue developed by segment and geographically as follows:

By segment:

•	CAD/CAM Systems (increased 11.4% - up 24.5% Local Currency): Segment revenues were $121.8 million (prior year period: $109.3 million), an increase of $12.5 million reported compared to an increase of $26.8 million in Local Currency. Overall revenue growth was led by Europe.

•	Imaging Systems (decreased 4.9% - up 3.0% Local Currency): Segment revenues were $103.7 million (prior year period: $109.1 million), a decrease of $5.4 million reported compared to an increase of $3.3 million in Local Currency. Local Currency revenue growth was driven by international markets, particularly the Asia-Pacific region.

•	Treatment Centers (increased 5.1% - up 26.2% Local Currency): Segment revenues were $53.8 million (prior year period: $51.2 million), an increase of $2.6 million reported compared to an increase of $13.4 million in Local Currency. Our Treatment Center segment witnessed a very strong increase in demand in the current quarter, led by our standard and comfort lines in Europe.

•	Instruments (decreased 11.0% - up 7.2% Local Currency): Segment revenues were $26.8 million (prior year period: $30.1 million), a decrease of $3.3 million reported compared to an increase of $2.2 million in Local Currency. Local Currency revenue growth was driven by international markets as a result of strong demand for our hygiene products and handpieces.

Geographically:

•	U.S. (decreased 0.2%): Overall, U.S. revenues were flat compared to the prior-year period, with shifts in momentum from Imaging to CAD/CAM products.

•	International Markets (increased 3.3% - increased 23.4% Local Currency): Local Currency revenues grew significantly across all regions, especially in Europe, while reported revenues were significantly impacted by the weakness of the Euro and other major currencies compared to the prior-year period.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold

For the three months ended June 30, 2015, cost of goods sold was $131.5 million, a decrease of $0.6 million, or 0.5%. Cost of goods sold as a percentage of sales decreased to 43.0% (prior year period: 44.1%). Cost of goods sold benefited mainly from the weakness of the Euro during the period. Amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets, included in cost of goods sold, declined by $2.2 million compared to the prior-year period.

Gross Profit

For the three months ended June 30, 2015, gross profit was $174.6 million, an increase of $7.0 million, or 4.2%, compared to an increase in revenue of $6.4 million, or 2.1%. Gross profit margin was 57.0% (prior year

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

period: 55.9%). The 1.1% increase in the gross profit margin was mainly due to the abovementioned favorable foreign exchange effects of 2.7%, which more than offset the 1.6% negative operational impact.

By segment, gross profit and gross profit margin developed in the three months ended June 30, 2015, compared to the three months ended June 30, 2014 as follows:

•	CAD/CAM Systems: Segment gross profit was $85.4 million (prior year period: $75.3 million), an increase of $10.1 million compared to an increase of $12.5 million in reported segment revenue. Segment gross profit margin was 70.1% (prior year period: 68.9%). The 1.2% improvement was primarily due to foreign exchange fluctuations.

•	Imaging Systems: Segment gross profit was $61.2 million (prior year period: $65.8 million), a decrease of $4.6 million compared to a decrease of $5.4 million in reported segment revenue. Segment gross profit margin was 59.0% (prior year period: 60.3%). The 1.3% decline was primarily due to unfavorable product mix, which was partially offset by benefits from the weakening of the Euro.

•	Treatment Centers: Segment gross profit was $22.4 million (prior year period: $19.8 million), an increase of $2.6 million compared to an increase of $2.6 million in reported segment revenue. Segment gross profit margin was 41.6% (prior year period: 38.7%). The 2.9% improvement was driven by improved product mix, with strong sales of our comfort line and our new Intego treatment center.

•	Instruments: Segment gross profit was $10.0 million (prior year period: $12.9 million), a decrease of $2.9 million compared to a decrease of $3.3 million in reported segment revenue. Segment gross profit margin was 37.3% (prior year period: 42.9%). The 5.6% decline was largely the result of unfavorable product/regional mix.

Selling, General, and Administrative

For the three months ended June 30, 2015, SG&A expense was $84.0 million, a decrease of $4.1 million, or 4.7%.

The decrease in SG&A expense was primarily driven by the weakness of the Euro and other major currencies. We continue to invest in the expansion of our sales and service infrastructure in growth markets.

Research and Development

R&D expense for the three months ended June 30, 2015, was $12.9 million, a decrease of $3.7 million, or 22.3%.

The decrease was mostly driven by the weakness of the Euro and timing of research projects. As a percentage of revenue, R&D expense was 4.2% (prior year period: 5.5%).

Net Other Operating Income (Loss)

Net other operating income (loss) for the three months ended June 30, 2015, compared to the three months ended June 30, 2014 was as follows:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

Net Other Operating Income (Loss)	Three months ended
	June 30,
(In millions)	2015	2014
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5
Gain (loss) from patent infringement settlement (1)	0.1	-
Other miscellaneous gain (loss) (2)	0.1	1.9
Net other operating income (loss)	$2.7	$4.4

(1) The gain from patent infringement settlement for the three months ended June 30, 2015, represents amounts received for past lost profits in an out-of-court settlement of a patent defense suit in the normal course of business.
(2) The other miscellaneous gain for the three months ended June 30, 2014, represents a gain on disposal of certain business assets.

Gain (Loss) on Foreign Currency Transactions and Derivative Instruments

Foreign Currency Transactions

The loss on foreign currency transactions for the three months ended June 30, 2015 amounted to $5.1 million (prior year period: gain of $2.2 million). The components of these results are as follows:

Gain (Loss) on Foreign Currency Transactions	Three months ended
	June 30,
(In millions)	2015	2014
Unrealized non-cash foreign exchange gain (loss) from translation adjustment of deferred income related to the Patterson exclusivity payment	$0.8	$(0.3)
Unrealized non-cash foreign exchange gain (loss) on short-term intra-group loans	0.1	(0.4)
Gain (loss) on other foreign currency transactions (1)	(6.0)	2.9
Gain (Loss) on Foreign Currency Transactions	$(5.1)	$2.2
(1) For the three months ended June 30, 2015 and 2014, the gain (loss) on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by the fluctuations between the Yen/Euro, Euro/U.S. Dollar, and Real/Euro exchange rates.

Derivative Instruments

For the three months ended June 30, 2015, the gain on derivative instruments was $4.0 million (prior year period: loss of $0.5 million). In both periods, the results related to foreign currency hedges.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

Income Tax Provision

For the three months ended June 30, 2015, Sirona recorded a profit before income taxes of $77.2 million (prior year period: $67.7 million), an income tax provision of $17.8 million (prior year period: $15.9 million), and an estimated effective tax rate applied for the quarter of 23.0% (prior year period: 23.5%). The estimated effective tax rate is primarily driven by the expected mix of earnings across different jurisdictions.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

YEAR-TO-DATE

Operations Review	Nine months ended
	June 30,
	2015		2014		Change
(In millions, except for percent amounts)
REVENUE	$856.4	100.0%	$881.1	100.0%	$(24.7)	(2.8%)
Dental CAD/CAM Systems	321.8	37.6%	324.0	36.8%	(2.2)	(0.7%)
Imaging Systems	292.4	34.1%	302.9	34.4%	(10.5)	(3.5%)
Treatment Centers	157.0	18.3%	162.6	18.5%	(5.6)	(3.4%)
Instruments	85.2	9.9%	91.6	10.4%	(6.4)	(7.0%)
COST OF GOODS SOLD	(375.1)	(43.8%)	(399.3)	(45.3%)	24.2	(6.1%)
GROSS PROFIT (1)	481.3	56.2%	481.8	54.7%	(0.5)	(0.1%)
Dental CAD/CAM Systems	225.0	69.9%	221.6	68.4%	3.4	1.5%
Imaging Systems	170.4	58.3%	177.0	58.4%	(6.6)	(3.7%)
Treatment Centers	65.2	41.5%	64.5	39.7%	0.7	1.1%
Instruments	33.7	39.6%	37.6	41.0%	(3.9)	(10.4%)
Corporate (unallocated)	(13.0)		(18.9)		5.9	(31.2%)
Selling, general and administrative expense	(253.9)	(29.6%)	(263.3)	(29.9%)	9.4	(3.6%)
Research and development	(41.9)	(4.9%)	(48.1)	(5.5%)	6.2	(12.9%)
Net other operating income (expense)	7.7	0.9%	9.4	1.1%	(1.7)	(18.1%)
OPERATING INCOME	193.2	22.6%	179.8	20.4%	13.4	7.5%
Gain (loss) on foreign currency transactions, net	(6.4)	(0.7%)	1.6	0.2%	(8.0)	(500.0%)
Gain (loss) on derivative instruments	1.7	0.2%	(1.4)	(0.2%)	3.1	(221.4%)
Interest expense, net	(2.7)	(0.3%)	(2.4)	(0.3%)	(0.3)	12.5%
Other income (expense)	(0.6)	(0.1%)	(1.5)	(0.2%)	0.9	(60.0%)
INCOME BEFORE TAXES	185.2	21.6%	176.1	20.0%	9.1	5.2%
Income tax provision	(42.6)	(5.0%)	(41.4)	(4.7%)	(1.2)	2.9%
NET INCOME	142.6	16.7%	134.7	15.3%	7.9	5.9%
Less: Net income attributable to noncontrolling interests	(1.8)	(0.2%)	(1.7)	(0.2%)	(0.1)	5.9%
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$140.8	16.4%	$133.0	15.1%	$7.8	5.9%
(1) Percentages refer to the percent of total revenues except for segment gross profit information, where percentages refer to segment gross profit margin.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

Revenue

For the nine months ended June 30, 2015, revenue was $856.4 million, a decrease of $24.7 million, or 2.8% (increased 7.1% Local Currency). Local Currency growth of 7.1% was offset by a 9.9% unfavorable foreign exchange impact on our reported revenue. This was driven by the weakening of the Euro and other major currencies (such as Australian Dollar, Brazilian Real, Japanese Yen, etc.) during the period under report and impacted all segments. Revenue developed by segment and geographically as follows:

By segment:

•	CAD/CAM Systems (decreased 0.7% - up 8.6% Local Currency): Segment revenues were $321.8 million (prior year period: $324.0 million), a decrease of $2.2 million reported compared to an increase of $27.8 million in Local Currency. Growth was driven by increased demand in international markets.

•	Imaging Systems (decreased 3.5% - up 2.8% Local Currency): Segment revenues were $292.4 million (prior year period: $302.9 million), a decrease of $10.5 million reported compared to an increase of $8.5 million in Local Currency revenues. Local Currency revenue growth was driven by the U.S., where we continue to experience increasing demand for our 3D product lines.

•	Treatment Centers (decreased 3.4% - up 11.9% Local Currency): Segment revenues were $157.0 million (prior year period: $162.6 million), a decrease of $5.6 million reported compared to an increase of $19.3 million in Local Currency. Our Treatment Center segment continued to witness steady increase in demand across all product lines. Segment growth was especially strong in Europe.

•	Instruments (decreased 7.0% - up 7.5% Local Currency): Segment revenues were $85.2 million (prior year period: $91.6 million), a decrease of $6.4 million reported compared to an increase of $6.9 million in Local Currency. Instruments continued to experience strong growth. Local Currency revenue growth was driven by international markets as a result of strong demand for our hygiene products and handpieces.

Geographically:

•	U.S. (increased 2.8%): Revenues benefited primarily from strong demand for our Imaging products.

•	International Markets (decreased 5.4% - increased 9.1% Local Currency): Reported revenues were negatively impacted by the weakening of the Euro and other major currencies by 14.5%. Treatment Centers and CAD/CAM Systems were the main drivers of our 9.1% Local Currency growth in International Markets.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold

For the nine months ended June 30, 2015, cost of goods sold was $375.1 million, a decrease of $24.2 million, or 6.1%. Cost of goods sold as a percentage of sales decreased to 43.8% (prior year period: 45.3%). Cost of goods sold benefitted mainly from the weakening of the Euro during the period. Amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets, included in cost of goods sold, declined by $6.6 million compared to the prior-year period.

Gross Profit

For the nine months ended June 30, 2015, gross profit was $481.3 million, a decrease of $0.5 million, or 0.1%, compared to a decrease in revenue of $24.7 million, or 2.8%. Gross profit margin was 56.2% (prior year period: 54.7%). The 1.5% increase in the gross profit margin was mainly due to the abovementioned favorable foreign exchange effects of 2.4%, which more than offset the 0.9% negative operational impact.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

By segment, gross profit and gross profit margin developed in the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014 as follows:

•	CAD/CAM Systems: Segment gross profit was $225.0 million (prior year period: $221.6 million), an increase of $3.4 million compared to a decrease of $2.2 million in reported segment revenue. Segment gross profit margin was 69.9% (prior year period: 68.4%). The 1.5% improvement was primarily due to foreign exchange fluctuations.

•	Imaging Systems: Segment gross profit was $170.4 million (prior year period: $177.0 million), a decrease of $6.6 million compared to a decrease of $10.5 million in reported segment revenue. Segment gross profit margin was 58.3% (prior year period: 58.4%). The 0.1% decline was primarily due to unfavorable product mix, which was partially offset by benefits from the weakness of the Euro.

•	Treatment Centers: Segment gross profit was $65.2 million (prior year period: $64.5 million), an increase of $0.7 million compared to a decrease of $5.6 million in reported segment revenue. Segment gross profit margin was 41.5% (prior year period: 39.7%). The 1.8% improvement was driven by improved product mix, with strong sales of our standard and comfort lines.

•	Instruments: Segment gross profit was $33.7 million (prior year period: $37.6 million), a decrease of $3.9 million compared to a decrease of $6.4 million in reported segment revenue. Segment gross profit margin was 39.6% (prior year period: 41.0%). The 1.4% decline was primarily the result of unfavorable product/regional mix.

Selling, General, and Administrative

For the nine months ended June 30, 2015, SG&A expense was $253.9 million, a decrease of $9.4 million, or 3.6%.

The decrease in SG&A expense was primarily driven by the weakening of the Euro and other major currencies. SG&A expense for the period included $3.1 million of marketing expenditures for the International Dental Show (“IDS”) that was held in March in Germany. We continue to investment in the expansion of our sales and service infrastructure in growth markets.

Research and Development

R&D expense for the nine months ended June 30, 2015, was $41.9 million, a decrease of $6.2 million, or 12.9%.

The decrease was mainly driven by the weakening of the Euro. As a percentage of revenue, R&D expense was 4.9% (prior year period: 5.5%).

Net Other Operating Income

Net other operating income for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014 was as follows:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

Net Other Operating Income (Loss)	Nine months ended
	June 30,
(In millions)	2015	2014
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$7.5	$7.5
Gain (loss) from patent infringement settlement (1)	0.1	-
Other miscellaneous gain (loss) (2)	0.1	1.9
Net other operating income (loss)	$7.7	$9.4

(1) The gain from patent infringement settlement for the nine months ended June 30, 2015, represents amounts received for past lost profits in an out-of-court settlement of a patent defense suit in the normal course of business.
(2) The other miscellaneous gain for the nine months ended June 30, 2014, represents a gain on disposal of certain business assets.

Gain (Loss) on Foreign Currency Transactions and Derivative Instruments

Foreign Currency Transactions

The loss on foreign currency transactions for the nine months ended June 30, 2015 amounted to $6.4 million (prior year period: gain of $1.6 million). The components of these results are as follows:

Gain (Loss) on Foreign Currency Transactions	Nine months ended
	June 30,
(In millions)	2015	2014
Unrealized non-cash foreign exchange gain (loss) from translation adjustment of deferred income related to the Patterson exclusivity payment	$(3.4)	$0.5
Unrealized non-cash foreign exchange gain (loss) on short-term intra-group loans	(0.7)	0.8
Gain (loss) on other foreign currency transactions (1)	(2.3)	0.3
Gain (Loss) on Foreign Currency Transactions	$(6.4)	$1.6
(1) For the nine months ended June 30, 2015 and 2014, the gain (loss) on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by the fluctuations between the Yen/Euro, Euro/U.S. Dollar, and Real/Euro exchange rates.

Derivative Instruments

For the nine months ended June 30, 2015, the gain on derivative instruments was $1.7 million (prior year period: loss of $1.4 million). In both periods, the results related to foreign currency hedges.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

Income Tax Provision

For the nine months ended June 30, 2015, Sirona recorded a profit before income taxes of $185.2 million (prior year period: $176.1 million), an income tax provision of $42.6 million (prior year period: $41.4 million), and an estimated effective tax rate applied for the first six months of 23.0% (prior year period: 23.5%). The estimated effective tax rate is primarily driven by the expected mix of earnings across different jurisdictions.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

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

The following tables reconcile the above non-GAAP financial measures to their most directly comparable GAAP financial measures for the period(s) under report:

Non-GAAP Financial Measures (GAAP reconciliation)	Three months ended
	June 30,
(In millions, except for per share and percent amounts)	2015			2014

GAAP Net Income attributable to Sirona shareholders	$58.8	$1.04	1)	$51.5	$0.92	1)
Adjustments (after tax 2))
Amortization and depreciation expense resulting from the step-up to fair values of intangible assets related to past business combinations	$5.0			6.7
(Gain) loss on foreign currency transactions, net	3.9			(1.7)
(Gain) loss on derivative instruments	(3.1)			0.4
Other items:
Compensation charge for expenses in connection with the CEO/CFO Transition	0.2			-
Non-operational legal and other advisory expense	0.4			-
One-time gain on sale of certain operating assets				(1.5)
Adjusted Net Income attributable to Sirona shareholders	$65.2	$1.16	1)	$55.5	$0.99	1)
1) per diluted share
2) tax impact calculated using estimated effective tax rate of	23.0%			23.5%

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

Non-GAAP Financial Measures (GAAP reconciliation)	Nine months ended
	June 30,
(In millions, except for per share and percent amounts)	2015			2014

GAAP Net Income attributable to Sirona shareholders	$140.8	$2.50	1)	$133.0	$2.37	1)
Adjustments (after tax 2))
Amortization and depreciation expense resulting from the step-up to fair values of intangible assets related to past business combinations	$15.4			20.7
(Gain)/loss on foreign currency transactions, net	4.9			(1.2)
(Gain)/loss on derivative instruments	(1.3)			1.1
Other items:
Non-operational legal and other advisory expense	1.2			-
Compensation charge for expenses in connection with the CEO/CFO Transition	0.5			2.2
One-time gain on sale of certain operating assets	-			(1.5)
Adjusted Net Income attributable to Sirona shareholders	$161.5	$2.87	1)	$154.3	$2.75	1)
1) per diluted share
2) tax impact calculated using estimated effective tax rate of	23.0%			23.5%

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

At June 30, 2015, the Company had cash and cash equivalents of $422.6 million and total debt of $80.4 million, resulting in net cash of $342.2 million. We believe our ability to generate cash from operating activities is one of our fundamental strengths. The near-term outlook for our business remains strong, and we expect to continue generating significant cash flows from operations throughout the remainder of fiscal 2015. The Company typically does not raise capital through issuance of stock; instead, we use debt financing to lower our overall cost of capital and increase our return on shareholders’ equity. We believe that our operating cash flows, available cash, and available but unused revolving credit facilities, in combination, provide us with the necessary financial flexibility to fund our working capital needs, research and development efforts, and anticipated capital expenditures for the foreseeable future.

We have significant operations outside of the U.S. and earn a significant portion of our consolidated operating income and income before taxes through our foreign subsidiaries. Cash and cash equivalents of $372.2 million held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for each of the periods under report:

Cash Flows	Nine months ended
	June 30,		Change
(In millions, except for percent amounts)	2015	2014	absolute	%
Net cash provided by (used in):
OPERATING activities	$131.5	$130.5	$1.0	0.8%
INVESTING activities	(56.8)	(62.5)	5.7	9.1%
FINANCING activities	(15.8)	(13.1)	(2.7)	(20.6%)
Increase (decrease) in cash during the period	$58.9	$54.9	$4.0	7.3%

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $131.5 million for the nine months ended June 30, 2015 (prior year period: $130.5 million), or an increase of $1.0 million compared to an increase of $7.8 million in net income.

Influencing factors on operating cash flows were:

•	In the first nine months of fiscal 2015, the favorable adjustments to reconcile net income to net operating cash flow increased by $14.0 million over the prior-year period. Driving factors for this increase were:

o	$10.2 million more favorable impacts from net deferred taxes related to normal, ongoing business,
o	$4.9 million more favorable adjustment from derivative instruments and foreign currency transactions, and

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

o	$4.5 million less favorable adjustment from depreciation and amortization due to decreasing amortization resulting from the step-up to fair value of tangible and intangible assets.
o	The remaining changes only had a minor impact on the change in net cash provided by operating activities.

•	In the first nine months of fiscal 2015, the unfavorable effect of changes in assets and liabilities resulted in an increase over the prior-year period of $20.9 million. The factors for this change were:

o	Receivables and inventories changed by $50.7 million compared to the prior year. This negative development was primarily driven by the $52.6 million increase in receivables. The higher increase in receivables in the current-year period resulted primarily from the purchasing pattern of Patterson, our largest distributor, with low shipments in August and September 2014.
o	Trade accounts payable and other assets and liabilities changed by $35.4 million compared to the prior year. This positive development reflects the timing of supplier payments.
o	Current income tax liabilities changed by $5.6 million compared to the prior year. This negative development was due to the timing of income tax payments.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions, asset disposals, and divestitures.

Net cash used in investing activities was $56.8 million for the nine months ended June 30, 2015 (prior year period: $62.5 million), or a decrease of $5.7 million.

The investing cash outflow in the nine months ended June 30, 2015 represented:

•	The acquisition of a dental company for $18.5 million, and
•	capital expenditures in the course of normal operating activities.

For the nine months ended June 30, 2014, net cash used in investing activities represented:

•	the acquisition of the main administrative building in Bensheim, Germany for $26.7 million,
•	the completion of the expansion of the new instruments manufacturing facility in Bensheim, Germany,
•	the sale of certain business assets for $11.5 million, and
•	capital expenditures in the course of normal operating activities.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $15.8 million for the nine months ended June 30, 2015 (prior year period: $13.1 million), or an increase of $2.7 million. The year-over-year change was mainly driven by $2.9 million lower proceeds and $10.9 million higher tax effects (including significant options exercised and shares subsequently held by executive officers) from shares issued under share based compensation plans, $9.6 million fewer purchases of treasury shares in the first nine months of 2015, and the absence of dividend distributions to noncontrolling interests in the current year.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

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

As of June 30, 2015 and September 30, 2014, the Facility A Term Loan was fully drawn to the amount of $75.0 million. The Revolving Facilities B and C remained undrawn as of June 30, 2015 and September 30, 2014.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Please see Note 3 to the unaudited consolidated financial statements for any discussions of recently issued accounting standards that have not yet been adopted.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk as reported under Part II, Item 7A in its Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of June 30, 2015. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended June 30, 2015, there were no share purchases made pursuant to the stock repurchase program. The approximate dollar value of shares that may yet be purchased under the program was $68.3 million as of June 30, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Labels Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
*	Filed herewith
**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the quarter ended June 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the quarter ended June 30, 2015 and 2014, (iii) Consolidated Balance Sheets as of June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the quarter ended June 30, 2015 and 2014, and (v) Notes to Consolidated Condensed Financial Statements (condensed).

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2015

Sirona Dental Systems, Inc.

By:	/s/ Stephan Mitsdoerffer
Stephan Mitsdoerffer, Chief Accounting Officer (Principal Accounting Officer) (Duly authorized signatory)

By:	/s/ Ulrich Michel
Ulrich Michel, Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Duly authorized signatory)

