Form 10-K
period 2015-09-30
SIRONA DENTAL SYSTEMS, INC.
filed 2015-11-20
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)	☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2015
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

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,834,488,012. Such aggregate market value is computed by reference to the closing sale price of the Common Stock on such date.

As of November 17, 2015, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,896,887.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (September 30, 2015) are incorporated by reference into Part III of this report on Form 10-K.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

i

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

Sirona has a long tradition of innovation in the dental industry. The Company introduced the first dental electric drill over 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (CAD/CAM) system 30 years ago, and numerous other significant innovations in dentistry. Sirona continues to make significant investments in research and development (“R&D”), and its track record of innovative and profitable new products continues today. Sirona has the broadest product portfolio in the industry and is capable of fully outfitting and integrating a dental practice.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Segment and geographic breakouts of Sirona’s revenues for the fiscal year ended September 30, 2015 were as follows:

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

In September 2005, Schick Technologies, Inc. (“Schick”) entered into an Exchange Agreement with Sirona Holdings Luxco S.C.A. (“Luxco”) and Sirona Holding GmbH (“Sirona Holding”) providing for the issuance of 36,972,480 shares of Schick common stock to Luxco in exchange for Luxco’s entire economic interest in Sirona Holding, which consisted of all of the issued and outstanding share capital of Sirona Holding and the existing indebtedness of Sirona Holding owed to Luxco in the principal amount of Euro 151.0 million ($182 million) plus accrued interest (the “Exchange”). In June 2006, the Exchange closed and Schick, a Delaware corporation formed in 1997, was renamed Sirona Dental Systems, Inc. Although Sirona Holding became a subsidiary of Schick upon the completion of the Exchange, Sirona Holding was deemed the acquiring corporation for accounting purposes because Luxco received a controlling ownership interest in the Company, Sirona Holding's designees constituted a majority of the members of the Company’s board of directors and Sirona Holding's senior management represented a majority of the senior management of the Company. In May 2011, Luxco sold all of its remaining shares of Sirona common stock pursuant to an underwritten follow-on public offering.

On September 15, 2015, the Company and DENTSPLY International, Inc. (“DENTSPLY”) announced that the Board of Directors of both companies had unanimously approved a definitive Agreement and Plan of Merger (the “Merger Agreement”) under which the companies will combine in an all-stock merger (the “Merger”). DENTSPLY is a leading manufacturer and distributor of dental and other consumable medical device products. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Sirona will merge with and into a wholly-owned subsidiary of DENTSPLY, with Sirona surviving as a wholly-owned subsidiary of DENTSPLY. Upon completion of the Merger, the combined company's name will be changed to DENTSPLY SIRONA Inc. Subject to the terms and conditions of the Merger Agreement, if the Merger is completed, each outstanding share of Sirona common stock will be converted into the right to receive 1.8142 shares of common stock of DENTSPLY, with cash paid in lieu of any fractional shares of common stock of DENTSPLY that a Sirona stockholder would otherwise have been entitled to receive.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

The transaction, which is expected to be completed in the second quarter of Fiscal 2016, is subject to the receipt of regulatory approvals and other customary closing conditions, including the approval of stockholders of both Sirona and DENTSPLY. For additional information related to the Merger refer to DENTSPLY’S Registration Statement on Form S-4 which was filed with the SEC on October 29, 2015.

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

A brief description of each of our segments follows. See Note 11 to our consolidated financial statements for revenues and gross profit by segment for each of the last three fiscal years, and assets by segment, at September 30, 2015 and 2014.

Segment Revenue Contribution	Year ended
	September 30,
(In percent)	2015	2014	2013
Dental CAD/CAM Systems	37%	37%	37%
Imaging Systems	34%	34%	35%
Treatment Centers	19%	19%	19%
Instruments	10%	10%	9%
Total	100%	100%	100%

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Dental CAD / CAM Systems

Dental CAD/CAM Systems address the worldwide market for dental restorations, which includes several types of restorations, such as inlays, onlays, veneers, crowns, bridges, copings and bridge frameworks made from ceramic, metal or composite blocks. The global market for dental restorations can be divided into two sub-segments: in-mouth fillings and out-of-mouth pre-shaped restorations. CAD/CAM-produced ceramic restorations represent a growing portion of the out-of-mouth restoration market and the number of out-of-mouth restorations prepared with CAD/CAM systems has increased substantially over the past few years. At the same time, the number of dental practitioners and dental laboratories using CAD/CAM technology has increased. Sirona estimates that as of the end of fiscal year 2015, the market penetration for in-office CAD/CAM systems had grown to approximately 16% in the United States and Germany.

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

In addition to CEREC, Sirona also offers CAD/CAM products for dental laboratories, including the inLab restoration fabrication system and the extra-oral inEos scanner. These products are designed to improve efficiency and reduce costs for the dental laboratory. The inLab system scans the models received from the dentists and then mills ceramic or composite block restorations, such as crown copings and bridge frameworks to the specifications of the captured image.

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

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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
Launch of inLab4.2 software, which introduced further applications, such as smart design with virtual articulation, smile design, and other features.
2014	Launch of CEREC 4.3 software, which enables carbide milling for optimal fabrication of zirconium oxide and polymer materials. Improved and simplified workflow for Omnicam. Virtual articulation is now calculated automatically. Integrated button to automatically upload the current case in Sirona Connect. CEREC 4.3 also allows a screw-retained implant workflow. Together with the introduction of additional TiBases and Scanpost, this leads to strong growth in implantology consumables.
Launch of precolored inCoris TZI C blocks that remove the need to use coloring liquids, thus simplifying the operating process with an improved result.
2015	Introduction of inLab MC X5, new milling and grinding unit for dental labs. First Sirona disc processing unit with 5 axis designed specifically for the commercial dental lab.
Launch of CEREC Ortho 1.1 software: CEREC can now also be used for digital impressions for orthodontic indications, e.g., for treatment with transparent aligners. The new guided scanning procedure enables precise, full-arch digital impressions. The CEREC Ortho software creates a digital model of the entire arch. The data obtained can then be sent for planning the orthodontic treatment and manufacturing the required appliances, thus eliminating the necessity to create and send a physical model. A cooperation agreement with Align Technology allows dentists to also use digital impressions for aligner therapy with Invisalign.
Launch of CEREC Guide 2: the surgical guide can now be produced chairside and cost-effectively in the practice. The guide is designed based upon the ideal prosthetic and surgical positioning via combination of CEREC intra-oral digital impressions and Sirona’s 3D X-ray volume data. Once designed, the guide is then milled from PMMA on one of the CEREC MC X or CEREC MC XL Premium Package milling units. The guide can be manufactured within an hour and requires no models or a radiographic guide with reference bodies.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Launch of CEREC 4.4 software: CEREC 4.4 provides simple and user-friendly operation. The software also includes several new functions that further improve the workflow and produce more accurate results throughout the design process. The new Biojaw algorithm uses the entire scanned area as a reference for the restoration to be created and generates initial restoration proposals. The latest software uses improved algorithms that allow smoother surfaces and deeper fissures when grinding feldspathic, glass and silicate ceramics. With the new, extra-fine grinding tools of the 4-motor CEREC MC XL Premium Package in particular, designs are milled with more detail and greater precision.

Introduction of CEREC AF/AI: In addition to the CEREC AC cart version, two new acquisition versions are available: the CEREC AF flexible tabletop version and the CEREC AI integrated in the treatment center TENEO. Both new models use the CEREC Omnicam powder-free color camera.

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

Summary Innovation Timeline (last 10 years)
Imaging Systems
Year	Product / Event
2006	Expansion of our imaging system product line to include Schick's intraoral sensor portfolio based on CMOS technology, as a result of the Exchange.
2007	Introduction of the GALILEOS Comfort 3-D imaging unit. Today, three-dimensional imaging is offering dentists advanced diagnostic and therapeutic options in the fields of surgery, implantology, prosthetics, orthodontics, and restorative dentistry. GALILEOS integrates these capabilities efficiently into dental practices.
2008	Launch of GALILEOS Compact, which is specifically tailored to meet the needs of the general practitioner.
2009	Introduction of software that facilitates the integration of 3D X-ray volume (bone level data) with a CEREC AC CAD/CAM scan (surface level information). This software allows the practitioner to plan both the implant surgery and the prosthetic at the start of the implant treatment session. This integrated process reduces the number of treatment sessions, resulting in greater accuracy and superior implant alignment. With this new software, the dental practitioner can now place more focus on the desired aesthetic outcome throughout the entire treatment process.
2011	Introduction of the flagship Orthophos XG 3DReady, which provides dental practitioners with a wide variety of diagnostic possibilities and is upgradeable to a 3D unit. Other models of the family include the Orthophos XG 5 and the basic model Orthophos XG 3.
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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

2015	Introduction of the Orthophos SL imaging unit. This system ensures image quality in 2D and 3D x-rays via Sharp Layer, a capture technology that automatically adapts the panoramic curve of the sensor to the patient's individual jaw anatomy, thus producing a sharper image. The digital conversion sensor (DCS) technology generates electrical signals directly from the x-ray beams without intermediate conversion to light, thus producing highly precise x-ray images with reduced radiation doses.

Launch of the SIDEXIS 4 software, which based on workflows, provides access to all pertinent patient image data and acts as a central hub for the integration of diagnostic image data of any kind - not only prepared during the course of the actual treatment, but also image data received from other dentists for long-term patients. With SIDEXIS 4, the dentist is able to display a full overview of the patient's treatment history in a timeline.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Summary Innovation Timeline (last 10 years)
Instruments
Year	Product / Event
2005	Launch of first generation SIROLaser - the smallest diode laser worldwide, redefining ergonomics in laser dentistry.
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
2014	Launch of new T3 Racer, with 30 watts the most powerful turbine on the market.
2015	Launch of new SIROLaser Blue, beeing the first dental diode laser to have a blue, an infrared, and a red diode. This enables it to cover a range of 21 indications.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

Distribution

Sirona distributes its products globally to dental practices, clinics and laboratories through an international network of more than 490 distributors and increasingly through our own sales and service infrastructure. See Note 11 to our consolidated financial statements for a description of our net sales and long-lived assets by geographic region for the last three fiscal years. Because distributors typically cover both dental equipment and consumables, they have regular contact with the dentist and are therefore optimally positioned to identify new equipment sale opportunities. Sirona’s primary distributors are Patterson Companies and Henry Schein, two of the world‘s largest dental distributors. In the United States, Patterson is Sirona’s primary distributor. Outside of the United States, Henry Schein is the company‘s largest distributor. Patterson Companies and Henry Schein accounted for 33% and 14%, respectively, of Sirona’s worldwide revenue for the fiscal year ended September 30, 2015. Sirona distributes elsewhere through a well-developed network of independent regional distributors. Sirona works closely with its distributors by training their technicians and sales representatives with respect to its products. With over 10,000 sales and service professionals trained each year, Sirona seeks to ensure high standards of quality in after-sale service and the best marketing of its products. The success of Sirona’s products is evidenced by their importance to its distribution partners, and in many cases are among their best-selling offerings. The Company continues to expand its sales and service infrastructure in selected countries around the world. These investments allow us to support our distributors’ selling efforts and strengthen the Sirona brand in these key markets. These investments, and the subsequent expansion of our infrastructure, have enabled Sirona to grow revenues and profitability at a faster rate.

On April 27, 1998, Sirona and Patterson Companies entered into an exclusive distribution agreement (the ‘‘CAD/CAM Distribution Agreement’’) pursuant to which Patterson was appointed as the exclusive distributor of Sirona’s CEREC CAD/CAM products within the United States and Canada. Under the terms of the CAD/CAM Distribution Agreement, Patterson’s exclusivity was to terminate on September 30, 2007. On June 30, 2005, Sirona and Patterson entered into an amendment of the CAD/CAM Distribution Agreement which extended Patterson’s exclusivity from October 1, 2007 through September 30, 2017. As consideration for the extension of its exclusivity, Patterson agreed to make a one-time payment to Sirona in the amount of $100 million (the ‘‘Exclusivity Fee’’). In July 2005, Patterson paid the Exclusivity Fee, in its entirety, to Sirona. The full amount of the Exclusivity Fee was recorded as deferred income and has been recognized on a straight-line basis since October 1, 2007. The extension did not modify or alter the underlying provisions of the companies’ agreement through 2007, including the performance criteria necessary to maintain the exclusivity. The performance criteria are benchmark thresholds which afford Sirona the opportunity to abandon the exclusivity or to terminate the agreement with Patterson, but do not create minimum purchase obligations under a take-or-pay arrangement. The CAD/CAM Distribution Agreement was amended in May 2011 to revise the parameters for inLab sales in the United States and Canada.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

Research and Development

Sirona commits significant resources to research and development, with a particular focus on developing products that offer new diagnostic and treatment options, while increasing comfort for both users and patients and streamlining process efficiency. Research and development statistics for the last three fiscal years are as follows:

Research and Development	Year ended
	September 30,
(In millions, except otherwise noted)	2015	2014	2013
Research and development expenses	$54.8	$64.6	$60.2
Research and development expenses (% of revenue)	4.7%	5.5%	5.5%
Number of R&D professionals employed globally	343	320	286

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

Patents

We have an active corporate patent program, the goal of which is to secure patent protection for our technology. Sirona owns and/or maintains approximately 1,047 patents and patent applications throughout the world. The patents expire at various dates through 2031. We also license or sublicense some of the technology used in our products from third parties.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Trademarks

We generally attempt to build brand awareness of our products through the use of trademark registrations. “Sirona,” “CEREC,” “Orthophos,” “Heliodent,” “inLab,” “CDR,” and “Schick” are some of our key registered trademarks. In addition, we have common law trademark rights in several other names we use commercially in connection with our products.

Trade Secrets

In addition to patent protection, we own trade secrets and proprietary know-how, which we seek to protect through agreements with employees and other appropriate individuals. These agreements generally allow assignment of confidential information developed by or made known to the individual by the Company during the course of the individual's relationship with the Company as confidential and not to be disclosed to third parties, except in specific limited circumstances. The agreements also generally assign to the Company all inventions conceived by the individual in the course of rendering services to the Company. However, there can be no assurance that the Company will be successful in enforcing this policy in each case, that the Company would have adequate remedies available for any breach or that the Company's trade secrets will not otherwise become known to, or independently developed by, its competitors.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

Employees

As of September 30, 2015, the Company had 3,458 employees. The Company believes that its relations with its employees are good. No Company employees are represented by labor unions or are subject to a collective bargaining agreement in the United States. Approximately 25% of our German employees are members of the IG Metall union. We have not experienced any work stoppages due to labor disputes.

Executive Officers

See Part III, Item 10 of this 10-K Report for information about Executive Officers of the Company.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

Historically, a substantial portion of our revenue has come from a limited number of distributors. For example, Patterson Dental Company, Inc. accounted for 33% of revenue for the fiscal year ended September 30, 2015. In addition, 14% of our revenue for the fiscal year ended September 30, 2015, was attributable to sales to Henry Schein, Inc. It is anticipated that Patterson and Henry Schein will continue to be the largest contributors to our revenue for the foreseeable future. There can be no assurance that Patterson and Henry Schein will purchase any specified minimum quantity of products from us or that they will continue to purchase any products at all. If Patterson or Henry Schein ceases to purchase a significant volume of products from us, it could have a material adverse effect on our results of operations and financial condition.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

We are subject to extensive laws, regulations, and orders which are administered by various international, federal, and state governmental authorities, including, among others, the FDA, the Office of Foreign Assets Control of the United States Department of the Treasury ("OFAC"), the United States Federal Trade Commission, the United States Department of Justice, and other similar domestic and foreign authorities. These regulations include, but are not limited to, the U.S. Foreign Corrupt Practices Act and similar international anti-bribery laws, regulations concerning the supply of conflict minerals, various environmental regulations and regulations relating to trade, import and export controls and economic sanctions. Such laws, regulations, and orders may be complex and are subject to change.

Compliance with the numerous applicable existing and new laws, regulations and orders could require us to incur substantial regulatory compliance costs. Although the Company has implemented policies and procedures to comply with applicable laws, regulations and orders, there can be no assurance that governmental authorities will not raise compliance concerns or perform audits to confirm compliance with such laws, regulations, and orders. Failure to comply with applicable laws, regulations, or orders could result in a range of governmental enforcement actions, including fines or penalties, injunctions, and/or criminal or other civil proceedings. Any such actions could result in higher than anticipated costs or lower than anticipated revenue and could have a material adverse effect on the Company's reputation, business, financial condition, and results of operations.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions designed to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. There are additional costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. On February 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) released the final rule to implement the Physician Payment Sunshine Act. We published our first disclosure report in March 2015. As required under the Physician Payment Sunshine Act, CMS will publish information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.

The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous, and broad in scope. CMS commentary on the final rule and more recent CMS communications indicate that wholesale drug and device distributors which take title to such products are to be treated as “applicable manufacturers” subject to full reporting requirements. In addition, certain of our subsidiaries manufacture devices. Accordingly, we are required to collect and report detailed information regarding certain financial relationships we have with dentists and teaching hospitals. The Physician Payment Sunshine Act preempts similar state reporting laws, although we or our subsidiaries may be required to continue to report under certain of such state laws. While we have substantially compliant programs and controls in place to comply with the Physician Payment Sunshine Act requirements, our compliance with the final rule imposes additional costs on us.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

In addition, our affiliates handle personally identifiable information pertaining to our members and paying subscribers. Both we and our affiliates are subject to laws and regulations related to Internet communications (including the CAN-SPAM Act of 2003), consumer protection (including the Telephone Consumer Protection Act and similar state laws), advertising, privacy, security and data protection. If we or our affiliates are found to be in violation of these laws and regulations, we may become subject to administrative fines or litigation, which could materially increase our expenses and cause the value of our securities to decline.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

We Are Subject to Payments-Related Risks

We accept payments using a variety of methods, including credit card, debit card, credit accounts, direct debit from a customer’s bank account, consumer invoicing, physical bank check, and payment upon delivery. For existing and future payment options we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payments products), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide certain payment methods and payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing. In each case, it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

The price of our common stock on the NASDAQ Global Select Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	changes in the price of DENTSPLY common stock;

•	changes in market conditions;

•	quarterly variations in our operating results;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance;

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

RISKS RELATED TO THE MERGER

The exchange ratio is fixed and will not be adjusted in the event of any change in either our or DENTSPLY’s stock price.

Upon closing of the Merger, each share of our common stock will be converted into the right to receive 1.8142 shares of DENTSPLY common stock. This exchange ratio will not be adjusted for changes in the market price of either DENTSPLY common stock or our common stock between the date of signing the Merger agreement and completion of the Merger. Changes in the price of DENTSPLY common stock prior to the Merger will affect the value of DENTSPLY common stock that our common stockholders will receive on the date of the Merger. The exchange ratio will be adjusted appropriately to fully reflect the effect of any stock dividend or distribution, reclassification, stock split (including a reverse stock split), recapitalization, split-up, combination, exchange of shares, readjustment or other similar transaction with respect to the shares of either DENTSPLY common stock or our common stock prior to the closing of the Merger.

The prices of DENTSPLY common stock and our common stock at the closing of the Merger may vary from their prices on the date the Merger agreement was executed. As a result, the value represented by the exchange ratio will also vary.

These variations could result from changes in the business, operations or prospects of DENTSPLY or us prior to or following the Merger, regulatory considerations, general market and economic conditions and other factors both within and beyond our or DENTSPLY’s control. We may complete the Merger with DENTSPLY a considerable period after the dates of both the DENTSPLY special meeting and our special meeting. Therefore, at the time of our special stockholders meeting, our stockholders will not know with certainty the value of the shares of DENTSPLY common stock that they will receive upon completion of the Merger.

The Merger is subject to the receipt of consents and clearances from domestic and foreign regulatory authorities that may impose conditions that could have an adverse effect on us, DENTSPLY, or the combined company or, if not obtained, could prevent completion of the Merger.

Before the Merger may be completed, applicable waiting periods must expire or terminate under antitrust and competition laws. In deciding whether to grant regulatory clearances, the relevant governmental entities will consider the effect of the Merger on competition within their relevant jurisdiction. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. The Merger agreement may require us and/or DENTSPLY to comply with conditions imposed by regulatory entities and, in certain circumstances, either company may refuse to close the Merger on the basis of those regulatory conditions. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger. In addition, neither we nor DENTSPLY can provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Any delay in completing the Merger may reduce or eliminate the benefits expected to be achieved thereunder.

In addition to the required regulatory clearances, the Merger is subject to a number of other conditions beyond our and DENTSPLY’s control that may prevent, delay or otherwise materially adversely affect its completion. Either party cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the synergies that we expect to achieve if the Merger is successfully completed within its expected time frame.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees which could adversely affect the future business and operations of the combined company.

We and DENTSPLY are dependent on the experience and industry knowledge of their respective officers and other key employees to execute their business plans. The combined company’s success after the Merger will depend in part upon the ability of us and DENTSPLY to retain key management personnel and other key employees. Our and DENTSPLY’s current and prospective employees may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on the ability of each of us and DENTSPLY to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of ours and DENTSPLY to the same extent that we and DENTSPLY have previously been able to attract or retain each of our own employees. A failure by us, DENTSPLY, or, following the completion of the Merger, the combined company to attract, retain and motivate executives and other key employees during the period prior to or after the completion of the Merger could have a negative impact on their respective businesses.

Lawsuits have been filed against each of our and DENTSPLY’s board of directors challenging the Merger and an adverse ruling may prevent the Merger from being completed.

DENTSPLY, Merger Sub and the members of our board of directors were named as defendants in lawsuits brought by our stockholders challenging the Merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms. Additional lawsuits may be filed against DENTSPLY, Merger Sub, us and/or each of our respective directors or officers in connection with the Merger.

One of the conditions to the closing of the Merger is the absence of any order, injunction, decree, statute, rule or regulation by a court or other governmental entity that makes illegal or prohibits the consummation of the Merger or the other transactions contemplated by the Merger agreement. Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the parties’ ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.

Failure to complete the Merger could negatively impact the stock prices and the future business and financial results of ours and DENTSPLY’s.

Completion of the Merger is not assured and is subject to risks, including the risks that approval of the transactions by our and DENTSPLY’s stockholders or by governmental entities will not be obtained or that certain other closing conditions will not be satisfied. If the Merger is not completed, our and/or DENTSPLY’s ongoing businesses and financial results may be adversely affected and we and/or DENTSPLY will be subject to several risks, including the following:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

•	having to pay certain significant costs relating to the Merger without receiving the benefits of the Merger, including, in certain circumstances, a termination fee of $280 million, in the case of DENTSPLY, and a termination fee of $205 million, in our case;

•	the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with the combined company;

•	We and DENTSPLY will have been subject to certain restrictions on the conduct of their businesses which may have prevented them from making certain acquisitions or dispositions or pursuing certain business opportunities while the Merger was pending; and

•	having had the focus of each companies’ management on the Merger instead of on pursuing other opportunities that could have been beneficial to the companies.

If the Merger is not completed, we and DENTSPLY cannot assure each of our respective stockholders that these risks will not materialize and will not materially adversely affect our or DENTSPLY’s businesses, financial results and stock prices.

The Merger agreement contains provisions that could discourage a potential competing acquirer of either us or DENTSPLY.

The Merger agreement contains “no shop” provisions that, subject to limited exceptions, restrict each of our and DENTSPLY’s ability to solicit, initiate or knowingly encourage and induce, or take any other action designed to facilitate competing third-party proposals relating to a merger, reorganization or consolidation of the company or an acquisition of the company’s stock or assets. Further, even if the DENTSPLY board of directors or our board of directors withdraws or qualifies its recommendation with respect to the Merger, we or DENTSPLY, as the case may be, will still be required to submit each of their merger-related proposals to a vote at each of our respective special meetings. In addition, the other party generally has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposals before the board of directors of the company that has received a third-party proposal may withdraw or qualify its recommendation with respect to the Merger.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us or DENTSPLY from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger or might result in a potential third-party acquirer proposing to pay a lower price to the stockholders than it might otherwise have proposed to pay because of the added expense of the $280 million or $205 million termination fee, as applicable, that may become payable in certain circumstances.

If the Merger agreement is terminated and either we or DENTSPLY determine to seek another business combination, it may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Our and DENTSPLY’s executive officers and directors have certain interests in the Merger that may be different from, or in addition to, the interests of DENTSPLY and our stockholders generally.

Our and DENTSPLY’s executive officers and directors have certain interests in the Merger that may be different from, or in addition to, the interests of DENTSPLY stockholders and our stockholders generally. Our and DENTSPLY’s executive officers negotiated the terms of the Merger agreement. Our and DENTSPLY’s executive officers have arrangements with us or DENTSPLY, as applicable, that provide for severance benefits if their employment is terminated under certain circumstances following the completion of the Merger. In addition, certain of our compensation and benefit plans and arrangements provide for payment or accelerated vesting or distribution of certain rights or benefits upon completion of the Merger. In the case of DENTSPLY, under the Merger agreement, DENTSPLY may act before completion of the Merger to accelerate the vesting of equity awards (stock options and RSUs denominated in DENTSPLY common stock) held by some or all of its non-employee directors who will not continue as directors of the combined company after the Merger. Executive officers and directors also have rights to indemnification and directors’ and officers’ liability insurance that will survive completion of the Merger.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Upon completion of the Merger, the board of directors of the combined company will be comprised of eleven members, consisting of six of DENTSPLY’s current directors and five of our current directors. Mr. Slovin, currently a director and our president and chief executive officer, will serve as a director and as chief executive officer of the combined company, and Mr. Wise, the current chairman and chief executive officer of DENTSPLY, will serve as executive chairman of the board of directors of the combined company. Additionally, the combined company’s management team will include executives from each of us and DENTSPLY. From DENTSPLY, Christopher T. Clark (the current president and chief financial officer of DENTSPLY) will serve as president and chief operating officer, technologies of the combined company, and James G. Mosch (the current executive vice president and chief operating officer of DENTSPLY) will serve as president and chief operating officer, dental and healthcare consumables of the combined company. From us, Ulrich Michel (our current executive vice president and chief financial officer) will serve as executive vice president and chief financial officer of the combined company.

Each of our and DENTSPLY’s boards of directors were aware of these interests at the time each approved the Merger and the transactions contemplated by the Merger agreement. These interests, including the continued employment of certain of our and DENTSPLY’s executive officers by the combined company, the continued positions of certain of our and DENTPLY’s directors as directors of the combined company and the indemnification of former directors and officers by the combined company, may cause our and DENTSPLY’s directors and executive officers to view the Merger proposal differently and more favorably than you may view it.

Current holders of our and DENTSPLY’s common stock will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.

Current holders of our and DENTSPLY common stock have the right to vote in the election of the board of directors and on other matters affecting us and DENTSPLY, respectively. Upon the completion of the Merger, each of our stockholders who receives shares of DENTSPLY common stock will become a stockholder of the combined company with a percentage ownership of the combined company that is smaller than such stockholder’s percentage ownership of us. Similarly, after completion of the Merger, the shares of combined company common stock retained by each DENTSPLY stockholder will represent a smaller percentage ownership of the combined company. It is currently expected that our stockholders immediately prior to the effective time of the Merger as a group will receive shares in the Merger constituting approximately 42% of the shares of combined company common stock on a fully diluted basis immediately after the Merger. As a result, stockholders of DENTSPLY immediately prior to the effective time of the Merger as a group will own approximately 58% of the shares of combined company common stock on a fully diluted basis immediately after the Merger. Because of this, DENTSPLY and our stockholders will have less influence on the management and policies of the combined company than they now have on the management and policies of DENTSPLY and us, respectively.

RISKS RELATED TO THE COMBINED COMPANY FOLLOWING THE MERGER

The combined company may be unable to integrate successfully our and DENTSPLY’s businesses and realize the anticipated benefits of the Merger.

The success of the Merger will depend, in large part, on the ability of the combined company to realize the anticipated benefits, including cost savings, from combining our and DENTSPLY’s businesses. To realize these anticipated benefits, our and DENTSPLY’s businesses must be successfully integrated. This integration will be complex and time consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not fully achieving the anticipated benefits of the Merger. Potential difficulties the combined company may encounter as part of the integration process include the following:

•	the inability to successfully combine our and DENTSPLY’s businesses in a manner that permits the combined company to achieve the full revenue and cost synergies anticipated to result from the Merger;

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

•	complexities associated with managing the combined businesses, including the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	coordinating geographically separated organizations, systems and facilities;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service; and

•	potential unknown liabilities and unforeseen increased or new expenses, delays or regulatory conditions associated with the Merger.

In addition, we and DENTSPLY have operated and, until the completion of the Merger, will continue to operate independently. It is possible that the integration process could result in:

•	diversion of the attention of each company’s management;

•	disruption of existing relationships with distributors and other manufacturers in the industry that drive a substantial amount of revenues to each company; and

•	the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies our or DENTSPLY’s ability to achieve the anticipated benefits of the Merger, or which could reduce each company’s earnings or otherwise adversely affect the business and financial results of the combined company.

The Merger may not be accretive and may cause dilution to the combined company’s adjusted earnings per share, which may negatively affect the market price of the combined company’s common stock.

We and DENTSPLY currently anticipate that the Merger will be accretive to stockholders on an adjusted earnings per share basis within the first full year following the completion of the Merger. This expectation is based on preliminary estimates, which may materially change. The combined company could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger. All of these factors could cause dilution to the combined company’s adjusted earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the market value of the combined company’s common stock.

The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger.

Following the Merger, the size of the business of the combined company will increase significantly beyond the current size of either our or DENTSPLY’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the Merger.

The combined company is expected to incur substantial expenses related to the Merger and the integration of us and DENTSPLY.

The combined company is expected to incur substantial expenses in connection with the Merger and the integration of us and DENTSPLY. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, manufacturing, research and development, marketing and benefits. While we and DENTSPLY have assumed that a certain level of expenses would be incurred, there are many factors beyond each of our controls that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in the combined company taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases its headquarters in Long Island City, New York. The lease expires in November 2017. The leased space houses executive offices and group functions including legal affairs and investor relations, sales and marketing, research and development laboratories and production and shipping facilities.

The Company has its largest facility in Bensheim, Germany. It is composed of a number of buildings housing the Company’s primary manufacturing and assembly facility. It also houses executive offices, finance, sales, customer service and marketing, research and development laboratories, and shipping facilities. In fiscal year 2011, the Company expanded these facilities with inauguration of the Center of Innovation, which houses the research and development professionals in Germany under one roof. In fiscal year 2013, the Company once again invested in these facilities by significantly expanding and enhancing its Instruments manufacturing capacity. In fiscal year 2014, the Company purchased the main administrative building on the Bensheim campus.

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

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded publicly on the NASDAQ Global Select Market. Our trading symbol is “SIRO”.

QUARTERLY INFORMATION ON THE PRICE RANGE OF COMMON STOCK

The following table presents quarterly information on the price range of our common stock. This information indicates the high and low sale prices, as quoted on NASDAQ commencing October 1, 2013. These prices do not include retail markups, markdowns or commissions.

Quarterly Price Range of Common Stock
	Range
(In Dollars)	High	Low
Fiscal Year Ended September 30, 2015
First Quarter	$90.20	$74.38
Second Quarter	93.51	86.29
Third Quarter	102.89	87.90
Fourth Quarter	105.37	90.92

Fiscal Year Ended September 30, 2014
First Quarter	$73.94	$66.04
Second Quarter	77.31	67.20
Third Quarter	82.84	72.11
Fourth Quarter	84.95	75.16

On November 17, 2015, there were approximately 67 holders of record of the Company’s common stock. However, the Company believes that the number of beneficial owners of its common stock is substantially higher.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

During the fourth quarter of the fiscal year ended September 30, 2015, there were no share purchases made pursuant to this program. The approximate dollar value of shares that may yet be purchased under this program was $68.3 million as of September 30, 2015.

PERFORMANCE MEASUREMENT COMPARISON

The following graph compares the Company’s cumulative stockholder return on its common stock with the return on the Russell 2000 Index and the Dow Jones US Medical Equipment Index from September 30, 2010 through September 30, 2015, the end of the Company’s fiscal year. The graph assumes investments of $100 on September 30, 2010, the last trading day of that fiscal year, in the Company’s common stock, the Russell 2000 Index, and the US Medical Equipment Index and assumes the reinvestment of all dividends.

COMPARISON OF 6 YEAR CUMULATIVE TOTAL RETURN* Among Sirona Dental Systems, Inc, The Russell 2000 Index And The Dow Jones US Medical Equipment Index

*$100 invested on 9/30/2010 in stock or index-including reinvestment of dividends.

Comparison of 6-Year Cumulative Total Return

(In Dollars)	9/30/2010	9/30/2011	9/30/2012	9/30/2013	9/30/2014	9/30/2015

Sirona Dental Systems Inc.	$100.00	$117.67	$158.05	$185.71	$212.76	$258.99
Russell 2000	100.00	96.47	127.25	165.50	172.01	174.15
Dow Jones US Medical Equipment	100.00	104.60	129.50	161.37	193.80	213.71

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

Selected Income Statement Data	Year Ended
	September 30,
(In millions, except for per share amounts)	2015	2014	2013	2012	2011
REVENUE	$1,161.3	$1,171.1	$1,101.5	$979.4	$913.9
GROSS PROFIT	648.2	641.7	591.4	524.0	483.7
OPERATING INCOME	258.3	238.1	212.8	185.8	160.9
INCOME BEFORE TAXES	242.9	230.4	197.5	178.3	159.5
NET INCOME	188.1	177.4	148.5	135.6	123.8
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$186.2	$175.7	$146.7	$133.8	$121.8

INCOME PER SHARE (attributable to Sirona Dental Systems, Inc. common shareholders):
Basic	$3.35	$3.18	$2.67	$2.41	$2.19
Diluted	$3.30	$3.13	$2.61	$2.36	$2.13

Selected Balance Sheet Data	As of
	September 30,
(In millions)	2015	2014	2013	2012	2011
CASH AND CASH EQUIVALENTS	$517.8	$382.8	$241.7	$151.1	$345.9
WORKING CAPITAL (1), (2)	581.5	449.8	317.0	222.9	46.2
TOTAL ASSETS	1,902.3	1,811.0	1,738.4	1,494.7	1,726.1
NON-CURRENT LIABILITIES (2)	266.3	312.5	334.3	315.9	255.0
TOTAL LIABILITIES	561.4	549.8	580.4	502.3	790.2
RETAINED EARNINGS	946.1	759.9	584.2	437.5	303.6
SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS' EQUITY	1,338.2	1,258.8	1,155.6	989.4	932.3
TOTAL SHAREHOLDERS' EQUITY	1,340.9	1,261.2	1,158.0	992.4	935.9
NET CASH (DEBT) (3)	$437.6	$303.3	$166.3	$75.6	$(22.5)
(1) Working capital is defined as current assets less current liabilities.
(2) The significant decrease in working capital and non-current liabilities in fiscal year 2011 is due to the reclassification of the final tranche of the senior term loan due in November 2011 as current. The balance of these senior term loans was $364.8 as of September 30, 2011.
(3)Net cash (debt) is defined as cash and cash equivalents less short and long-term financial liabilities.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

Sirona has a long tradition of innovation in the dental industry. The Company introduced the first dental electric drill over 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (CAD/CAM) system 30 years ago, and numerous other significant innovations in dentistry. Sirona continues to make significant investments in R&D, and its track record of innovative and profitable new products continues today. Sirona has the broadest product portfolio in the industry and is capable of fully outfitting and integrating a dental practice.

The majority of our revenues derive from the manufacture and sale of dental equipment. In addition, we also provide sales and after-sales service support to dentists and distributors through our growing sales and service infrastructure.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

Current Performance at a Glance

The following is a synopsis of our performance for the fiscal year ended September 30, 2015:

•	Revenue: For the fiscal year ended September 30, 2015, reported revenue decreased 0.8%. On a Local Currency basis, total revenues were up 9.8% over the prior-year period (prior year period: up 6.4% Local Currency). We continued to see growing demand for products across all segments.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

CAD/CAM grew in all regions, especially in International Markets. Instruments continued to benefit from our expanded state-of-the-art manufacturing facility in Bensheim, Germany, while Treatment Centers saw steady increase in demand across all product lines. Geographically, Local Currency growth was driven by all regions.

•	Operating Income: Operating income increased $20.2 million, or 8.5%, compared to the prior year.

Highlights: Gross profit increased by $6.5 million despite the decrease in reported revenues. Gross profit margin benefited from foreign exchange developments and improved to 55.8% (prior year period: 54.8%). We continue to invest in the expansion of our sales and service infrastructure in key markets and in research and development for new products and services; however, the benefits from foreign exchange translation more than offset these investments.

As a result, SG&A expenses decreased $6.8 million, while R&D expenses were below the prior-year period by $9.8 million.

•	Net Income: Net income attributable to Sirona shareholders was $186.2 million, an increase of $10.5 million, or 6.0%, over the prior year. The effective tax rate for the fiscal year ended September 30, 2015, was 22.6% (prior year period: 23.0%).

•	Cash Position: At September 30, 2015, the Company had cash and cash equivalents of $517.8 million and total debt of $80.2 million, resulting in net cash of $437.6 million, or an increase of $134.3 million compared to September 30, 2014.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

The company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of September 30, 2015, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. The distribution of lower-taxed foreign earnings to the U.S. would generally increase the Company’s effective tax rate.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

OPERATIONS REVIEW

CURRENT FISCAL YEAR

Operations Review	Year ended
	September 30,
	2015		2014		Change
($ in millions)
REVENUE	$1,161.3	100.0%	$1,171.1	100.0%	$(9.8)	(0.8%)
Dental CAD/CAM Systems	434.9	37.4%	425.8	36.4%	9.1	2.1%
Imaging Systems	391.5	33.7%	399.8	34.1%	(8.3)	(2.1%)
Treatment Centers	216.6	18.7%	225.3	19.2%	(8.7)	(3.9%)
Instruments	118.3	10.2%	120.2	10.3%	(1.9)	(1.6%)
COST OF GOODS SOLD	(513.1)	(44.2%)	(529.4)	(45.2%)	16.3	3.1%
GROSS PROFIT (1)	648.2	55.8%	641.7	54.8%	6.5	1.0%
Dental CAD/CAM Systems	304.5	70.0%	291.1	68.4%	13.4	4.6%
Imaging Systems	224.3	57.3%	232.6	58.2%	(8.3)	(3.6%)
Treatment Centers	88.6	40.9%	91.5	40.6%	(2.9)	(3.2%)
Instruments	48.5	41.0%	51.0	42.4%	(2.5)	(4.9%)
Corporate (unallocated)	(17.7)		(24.5)		6.8	27.8%
Selling, general and administrative expense	(344.1)	(29.6%)	(350.9)	(30.0%)	6.8	1.9%
Research and development	(54.8)	(4.7%)	(64.6)	(5.5%)	9.8	15.2%
Net other operating income (expense)	9.0	0.8%	11.9	1.0%	(2.9)	(24.4%)
OPERATING INCOME	258.3	22.2%	238.1	20.3%	20.2	8.5%
Gain (loss) on foreign currency transactions, net	(17.9)	(1.5%)	(0.3)	(0.0%)	(17.6)	(5,866.7%)
Gain (loss) on derivative instruments	1.7	0.1%	(2.5)	(0.2%)	4.2	168.0%
Interest expense, net	(4.2)	(0.4%)	(2.9)	(0.2%)	(1.3)	(44.8%)
Other income (expense)	5.0	0.4%	(2.0)	(0.2%)	7.0	350.0%
INCOME BEFORE TAXES	242.9	20.9%	230.4	19.7%	12.5	5.4%
Income tax provision	(54.8)	(4.7%)	(53.0)	(4.5%)	(1.8)	(3.4%)
NET INCOME	188.1	16.2%	177.4	15.1%	10.7	6.0%
Less: Net income attributable to noncontrolling interests	(1.9)	(0.2%)	(1.7)	(0.1%)	(0.2)	(11.8%)
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$186.2	16.0%	$175.7	15.0%	$10.5	6.0%
(1) Percentages refer to the percent of total revenues except for segment gross profit information, where percentages refer to segment gross profit margin.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Revenue

For the fiscal year ended September 30, 2015, revenue was $1,161.3 million, a decrease of $9.8 million, or 0.8% (increased 9.8% Local Currency). Local Currency growth of 9.8% (including $11.3 million of growth via business acquisitions) was offset by a 10.6% unfavorable foreign exchange impact on our reported revenue. This was driven by the weakness of the Euro and other major currencies (such as Australian Dollar, Brazilian Real, Japanese Yen, etc.) throughout the fiscal year and impacted all segments. Revenue developed by segment and geographically as follows:

By segment:

•	CAD/CAM Systems (increased 2.1% - up 12.1% Local Currency): Segment revenues were $434.9 million (prior year period: $425.8 million), an increase of $9.1 million reported compared to an increase of $51.4 million in Local Currency ($40.1 million organic growth and $11.3 million via business acquisitions). All regions experienced growth, with especially strong demand in international markets.

•	Imaging Systems (decreased 2.1% - up 4.9% Local Currency): Segment revenues were $391.5 million (prior year period: $399.8 million), a decrease of $8.3 million reported compared to an increase of $19.6 million in Local Currency. The U.S., where we continue to experience increasing demand for our 3D product lines, and Asia-Pacific regions drove segment growth.

•	Treatment Centers (decreased 3.8% - up 11.8% Local Currency): Segment revenues were $216.6 million (prior year period: $225.3 million), a decrease of $8.7 million reported compared to an increase of $26.6 million in Local Currency. Our Treatment Center segment continued to witness steady increase in demand across all product lines. Segment growth was especially strong in Europe. Sales of our treatment centers in the U.S gained traction in the latter part of the fiscal year with market launches via our expanded distribution agreement with Patterson.

•	Instruments (decreased 1.6% - up 14.1% Local Currency): Segment revenues were $118.3 million (prior year period: $120.2 million), a decrease of $1.9 million reported compared to an increase of $16.9 million in Local Currency. Instruments continued to experience strong growth. Germany and other international markets drove Local Currency revenue growth due to strong demand for our laser and hygiene products and handpieces.

Geographically:

•	U.S. (increased 9.2% - increased 6% excluding the impact of business acquisitions): Revenues benefited primarily from strong demand for our CAD/CAM Systems and Imaging products. Sales in the latter part of the fiscal year showed signs of a promising future growth in the U.S. for our Treatment Center segment.

•	International Markets (decreased 5.1% - increased 10.0% Local Currency): Local Currency revenues grew significantly across all regions, especially Asia-Pacific, while reported revenues were negatively impacted by the weakening of the Euro and other major currencies by 15.2%. Treatment Centers and CAD/CAM Systems drove our 10.0% Local Currency growth in International Markets.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold

For the fiscal year ended September 30, 2015, cost of goods sold was $513.1 million, a decrease of $16.3 million, or 3.1%. Cost of goods sold as a percentage of sales decreased to 44.2% (prior year period: 45.2%). Cost of goods sold benefitted mainly from the weakening of the Euro during the period. Amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets, included in cost of goods sold, declined by $8.4 million compared to the prior-year period.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Gross Profit

For the fiscal year ended September 30, 2015, gross profit was $648.2 million, an increase of $6.5 million, or 1.0%, compared to a decrease in revenue of $9.8 million, or 0.8%. Gross profit margin was 55.8% (prior year period: 54.8%). The 1.0% increase in the gross profit margin was mainly due to the abovementioned favorable foreign exchange effects of 2.4%, which more than offset the 1.4% negative operational impact.

By segment, gross profit developed in the fiscal year ended September 30, 2015, compared to the fiscal year ended September 30, 2014 as follows:

•	CAD/CAM Systems: Segment gross profit was $304.5 million (prior year period: $291.1 million), an increase of $13.4 million compared to an increase of $9.1 million in reported segment revenue. Segment gross profit margin was 70.0% (prior year period: 68.4%). The 1.6% improvement was primarily due to foreign exchange fluctuations.

•	Imaging Systems: Segment gross profit was $224.3 million (prior year period: $232.6 million), a decrease of $8.3 million compared to a decrease of $8.3 million in reported segment revenue. Segment gross profit margin was 57.3% (prior year period: 58.2%). The 0.9% decline was primarily due to unfavorable product mix/price concessions.

•	Treatment Centers: Segment gross profit was $88.6 million (prior year period: $91.5 million), a decrease of $2.9 million compared to a decrease of $8.7 million in reported segment revenue. Segment gross profit margin was 40.9% (prior year period: 40.6%). The 0.3% improvement was primarily driven by benefits from the weakness of the Euro, with strong sales of our standard and comfort lines – especially in Europe.

•	Instruments: Segment gross profit was $48.5 million (prior year period: $51.0 million), a decrease of $2.5 million compared to a decrease of $1.9 million in reported segment revenue. Segment gross profit margin was 41.0% (prior year period: 42.4%). The 1.4% decline was primarily the result of unfavorable product/regional mix.

Selling, General, and Administrative

For the fiscal year ended September 30, 2015, SG&A expense was $344.1 million, a decrease of $6.8 million, or 1.9%.

The decrease in SG&A expense was primarily driven by the weakening of the Euro and other major currencies. SG&A expense for the period included $3.1 million of marketing expenditures for the International Dental Show (“IDS”) that was held in March in Germany as well as $4.6 million of merger and acquisition-related expenses. We continue to investment in the expansion of our sales and service infrastructure in growth markets.

Research and Development

R&D expense for the fiscal year ended September 30, 2015, was $54.8 million, a decrease of $9.8 million, or 15.2%.

The decrease was mainly driven by the weakening of the Euro. As a percentage of revenue, R&D expense was 4.7% (prior year period: 5.5%).

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Net Other Operating Income (Loss)

Net other operating income (loss) for the fiscal year ended September 30, 2015, compared to the fiscal year ended September 30, 2014 was as follows:

Net Other Operating Income (Loss)	Year ended
	September 30,
(In millions)	2015	2014
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$10.0	$10.0
Gain (loss) from patent infringement settlement (1)	(0.7)	-
Other miscellaneous gain (loss) (2)	(0.3)	1.9
Net other operating income (loss)	$9.0	$11.9
(1) The gain (loss) from patent infringement settlement for the periods under report represents net amounts received (paid) for past lost profits in out-of-court settlements of patent defense suits in the normal course of business.
(2) The other miscellaneous gain for the year ended September 30, 2014, represents a gain on disposal of certain business assets.

Gain (Loss) on Foreign Currency Transactions and Derivative Instruments

Foreign Currency Transactions

The loss on foreign currency transactions for the fiscal year ended September 30, 2015 amounted to $17.9 million (prior year period: loss of $0.3 million). The components of these results are as follows:

Gain (Loss) on Foreign Currency Transactions	Year ended
	September 30,
(In millions)	2015	2014
Unrealized non-cash foreign exchange gain (loss) from translation adjustment of deferred income related to the Patterson exclusivity payment	$(3.2)	$(2.0)
Unrealized non-cash foreign exchange gain (loss) on short-term intra-group loans	(2.8)	(0.1)
Gain (loss) on other foreign currency transactions (1)	(11.9)	1.8
Gain (Loss) on Foreign Currency Transactions	$(17.9)	$(0.3)
(1) For the periods under report, the gain (loss) on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by the fluctuations between the Euro/U.S. Dollar, Real/Euro, and Yen/Euro exchange rates.

Derivative Instruments

For the fiscal year ended September 30, 2015, the gain on derivative instruments was $1.7 million (prior year period: loss of $2.5 million). In both periods, the results related to foreign currency hedges.

Other Income (Expense)

Other income (expense) for the fiscal year ended September 30, 2015 was a net income of $5.0 million (prior-year period: net expense of $2.0 million). In the current period under report, other income (expense) included the positive effect of $6.0 million from a net reduction in earn-out liabilities from business acquisitions (prior-year period: $1.5 million expense).

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Income Tax Provision

For the fiscal year ended September 30, 2015, Sirona recorded a profit before income taxes of $242.9 million (prior year period: $230.4 million), an income tax provision of $54.8 million (prior year period: $53.0 million), and an effective tax rate of 22.6% (prior year period: 23.0%). The effective tax rate is primarily driven by the mix of earnings across different jurisdictions.

The 22.6% effective tax rate for the fiscal year ended September 30, 2015 includes the effect from a tax audit in Germany for fiscal years 2010 through 2013 that was completed in the fourth quarter of the current fiscal year. Without consideration for the effect from the German tax audit, the effective tax rate for fiscal year ended September 30, 2015 was 22.2%.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

PRIOR FISCAL YEAR

Operations Review	Year ended
	September 30,
	2014		2013		Change
($ in millions)
REVENUE	$1,171.1	100.0%	$1,101.5	100.0%	$69.6	6.3%
Dental CAD/CAM Systems	425.8	36.4%	409.3	37.2%	16.5	4.0%
Imaging Systems	399.8	34.1%	378.0	34.3%	21.8	5.8%
Treatment Centers	225.3	19.2%	210.7	19.1%	14.6	6.9%
Instruments	120.2	10.3%	103.5	9.4%	16.7	16.1%
COST OF GOODS SOLD	(529.4)	(45.2%)	(510.1)	(46.3%)	(19.3)	(3.8%)
GROSS PROFIT (1)	641.7	54.8%	591.4	53.7%	50.3	8.5%
Dental CAD/CAM Systems	291.1	68.4%	276.7	67.6%	14.4	5.2%
Imaging Systems	232.6	58.2%	221.9	58.7%	10.7	4.8%
Treatment Centers	91.5	40.6%	81.4	38.6%	10.1	12.4%
Instruments	51.0	42.4%	43.2	41.7%	7.8	18.1%
Corporate (unallocated)	(24.5)		(31.8)		7.3	23.0%
Selling, general and administrative expense	(350.9)	(30.0%)	(332.8)	(30.2%)	(18.1)	(5.4%)
Research and development	(64.6)	(5.5%)	(60.2)	(5.5%)	(4.4)	(7.3%)
Net other operating income (expense)	11.9	1.0%	14.4	1.3%	(2.5)	(17.4%)
OPERATING INCOME	238.1	20.3%	212.8	19.3%	25.3	11.9%
Gain (loss) on foreign currency transactions, net	(0.3)	(0.0%)	(12.4)	(1.1%)	12.1	97.6%
Gain (loss) on derivative instruments	(2.5)	(0.2%)	0.4	0.0%	(2.9)	(725.0%)
Interest expense, net	(2.9)	(0.2%)	(3.4)	(0.3%)	0.5	14.7%
Other income (expense)	(2.0)	(0.2%)	0.2	0.0%	(2.2)	(1,100.0%)
INCOME BEFORE TAXES	230.4	19.7%	197.6	17.9%	32.8	16.6%
Income tax provision	(53.0)	(4.5%)	(49.0)	(4.4%)	(4.0)	(8.2%)
NET INCOME	177.4	15.1%	148.6	13.5%	28.8	19.4%
Less: Net income attributable to noncontrolling interests	(1.7)	(0.1%)	(1.8)	(0.2%)	0.1	5.6%
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$175.7	15.0%	$146.8	13.3%	$28.9	19.7%
(1) Percentages refer to the percent of total revenues except for segment gross profit information, where percentages refer to segment gross profit margin.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Revenue

For the fiscal year ended September 30, 2014, revenue was $1,171.1 million, an increase of $69.6 million, or 6.3% (increased 6.4% Local Currency). Reported revenue across all segments was favorably impacted by the strengthening of the Euro throughout most of the fiscal year, entirely offset by the weakening of other major currencies (such as Australian Dollar, Brazilian Real, Japanese Yen, etc.). Revenue developed by segment and geographically as follows:

By segment:

•	CAD/CAM Systems (increased 4.0% - up 5.0% Local Currency): Revenue growth was driven by international markets, benefiting from new-user demand for our best-in-class products. CAD/CAM generally faced a difficult year-over-year comparison, with strong prior-year growth. The U.S. also faced a difficult year-over-year comparison due to the successful Omnicam trade-up program in fiscal 2013.

•	Imaging Systems (increased 5.8% - up 5.7% Local Currency): Revenue growth was driven by increasing demand for our intraoral and Orthophos product lines, particularly in the U.S.

•	Treatment Centers (increased 6.9% - up 5.9% Local Currency): Treatment Center revenues were boosted by the launch of our new Intego unit in the fourth quarter; however, segment revenues faced an overall challenging year-over-year comparison due to strong revenues in the prior year in connection with the IDS in Cologne, Germany, as well as the last-edition program for our well-renowned M1+ unit.

•	Instruments (increased 16.1% - up 15.4% Local Currency): Revenue growth was driven by international markets, especially in the hygiene and traditional business. Our increased manufacturing capacity contributed to market expansion.

Geographically:

•	U.S. (increased 4.7%): U.S. revenues continued to benefit from strong, new-user demand for both our CAD/CAM and Imaging products, but faced a difficult overall year-over-year comparison, with prior-year growth of 18.2% benefiting from trade-up programs.

•	International Markets (increased 7.1% - increased 7.1% Local Currency): Germany, our second-largest individual market, faced a challenging year-over-year comparison due to very strong sales in connection with the IDS in March 2013, with prior-year growth of 23.7% Local Currency. Strong local sales growth in other international markets (led by Japan, China, and Brazil) was offset by the weakening of major currencies in these markets.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold

For the fiscal year ended September 30, 2014, cost of goods sold was $529.4 million, an increase of $19.3 million, or 3.8%. Cost of goods sold as a percentage of sales decreased to 45.2% (prior year period: 46.3%). Cost of goods sold benefited primarily from improvements in product/regional mix. Amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets, included in cost of goods sold, declined by $4.5 million compared to the prior-year period.

Gross Profit

For the fiscal year ended September 30, 2014, gross profit was $641.7 million, an increase of $50.3 million, or 8.5%, compared to an increase in revenue of $69.6 million, or 6.3%. Gross profit margin was 54.8% (prior year period: 53.7%). The 1.1% increase in the gross profit margin was mainly due to improvements in product/regional mix.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

By segment, gross profit developed in the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013 as follows:

•	CAD/CAM Systems: Segment gross profit was $291.1 million (prior year period: $276.7 million), an increase of $14.4 million compared to an increase of $16.5 million in reported segment revenue. Segment gross profit margin was 68.4% (prior year period: 67.6%). The 0.8% improvement was driven by product and regional mix with a higher share of new-user sales versus trade ups.

•	Imaging Systems: Segment gross profit was $232.6 million (prior year period: $221.9 million), an increase of $10.7 million compared to an increase of $21.8 million in reported segment revenue. Segment gross profit margin was 58.2% (prior year period: 58.7%). The 0.5% decline was mainly due to negative foreign currency effects.

•	Treatment Centers: Segment gross profit was $91.5 million (prior year period: $81.4 million), an increase of $10.1 million compared to an increase of $14.6 million in reported segment revenue. Segment gross profit margin was 40.6% (prior year period: 38.6%). The 2.0% improvement was primarily driven by gains in productivity.

•	Instruments: Segment gross profit was $51.0 million (prior year period: $43.2 million), an increase of $7.8 million compared to an increase of $16.7 million in reported segment revenue. Segment gross profit margin was 42.4% (prior year period: 41.7%). The 0.7% improvement was the result of favorable product/regional mix.

Selling, General, and Administrative

For the fiscal year ended September 30, 2014, SG&A expense was $350.9 million, an increase of $18.1 million, or 5.4%.

The increase in SG&A expense was primarily driven by the general increase in sales volume and continuing investment in the expansion of our sales and service infrastructure to capitalize on opportunities to gain market share and build up our presence in key growth markets.

Research and Development

R&D expense for the fiscal year ended September 30, 2014, was $64.6 million, an increase of $4.4 million, or 7.3%.

The increase was mostly driven by additional investment in R&D projects. As a percentage of revenue, R&D expense was 5.5% (prior year period: 5.5%).

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

Gain (Loss) on Foreign Currency Transactions and Derivative Instruments

Foreign Currency Transactions

The loss on foreign currency transactions for the fiscal year ended September 30, 2014 amounted to $0.3 million (prior year period: loss of $12.4 million). The components of these results are as follows:

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
(1) For the periods under report, the gain (loss) on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarly impacted by the fluctuations between the Yen/Euro, Euro/U.S. Dollar, and Real/Euro exchange rates.

Derivative Instruments

For the fiscal year ended September 30, 2014, the loss on derivative instruments was $2.5 million (prior year period: gain of $0.4 million). In both periods, the results related to foreign currency hedges.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Income Tax Provision

For the fiscal year ended September 30, 2014, Sirona recorded a profit before income taxes of $230.4 million (prior year period: $197.5 million), an income tax provision of $53.0 million (prior year period: $49.0 million), and an effective tax rate of 23.0% (prior year period: 24.8%). The effective tax rate is primarily driven by the mix of earnings across different jurisdictions.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

The following tables reconcile the above non-GAAP financial measures to their most directly comparable GAAP financial measures for the period(s) under report:

Non-GAAP Financial Measures (GAAP reconciliation)	Year ended
	September 30,
(In millions, except for per share and percent amounts)	2015			2014

GAAP Net Income attributable to Sirona shareholders	$186.2	$3.30	1)	$175.7	$3.13	1)
Adjustments (after tax 2))
Amortization and depreciation expense resulting from the step-up to fair values of intangible assets related to past business combinations	$20.4			27.5
(Gain)/loss on foreign currency transactions, net	13.9			0.2
(Gain)/loss on derivative instruments	(1.3)			1.9
Other items:
Merger and acquisition-related expenses	3.6			-
Management Transition	0.6			2.5
Discrete tax items	1.2			-
One-time gain on sale of certain operating assets	-			(1.5)
Adjusted Net Income attributable to Sirona shareholders	$224.5	$3.98	1)	$206.4	$3.67	1)
1) per diluted share
2) tax impact calculated using estimated effective tax rate of	22.6%			23.0%

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

At September 30, 2015, the Company had cash and cash equivalents of $517.8 million and total debt of $80.2 million, resulting in net cash of $437.6 million. We believe our ability to generate cash from operating activities is one of our fundamental strengths. The near-term outlook for our business remains strong, and we expect to continue generating significant cash flows from operations in the future. The Company typically does not raise capital through issuance of stock; instead, we use debt financing to lower our overall cost of capital and increase our return on shareholders’ equity. We believe that our operating cash flows, available cash, and available but unused revolving credit facilities, in combination, provide us with the necessary financial flexibility to fund our working capital needs, research and development efforts, and anticipated capital expenditures for the foreseeable future.

We have significant operations outside of the U.S. and earn a significant portion of our consolidated operating income and income before taxes through our foreign subsidiaries. Cash and cash equivalents of $428.6 million held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

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

The financial covenants require that the Company maintain a debt coverage ratio (“Debt Cover Ratio”) of consolidated total net debt to consolidated adjusted EBITDA (“Consolidated Adjusted EBITDA”), determined on the basis of the last twelve months, of no more than 3.00 to 1. The Company is required to determine its compliance with the covenants as of September 30 and March 31. As of September 30, 2015, the most recent period for which this ratio was calculated, the Company was in compliance:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Covenants Ratios	September 30,	March 31,	September 30,
(In millions, except for ratio amounts)	2015	2015	2014
Consolidated Total Net Debt	$(437.6)	$(321.8)	$(303.3)
Consolidated Adjusted EBITDA	$349.8	$326.9	$321.6

Debt Cover Ratio (1)	N/A	N/A	N/A
as set by covenants (less than or equal to)	3.00	3.00	3.00

(1) Not meaningful in the absence of net debt.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for each of the periods under report:

Cash Flows	Year ended
	September 30,			Change

(In millions, except for percent amounts)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Net cash provided by (used in):
OPERATING activities	$239.2	$248.4	$232.0	$(9.2)	(3.7%)	$16.4	7.1%
INVESTING activities	(70.9)	(81.6)	(106.8)	10.7	13.1%	25.2	23.6%
FINANCING activities	(12.6)	(10.0)	(38.1)	(2.6)	(26.0%)	28.1	73.8%
Increase (decrease) in cash during the period	$155.7	$156.8	$87.1	$(1.1)	(0.7%)	$69.7	80.0%

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Fiscal Year 2015 vs. Fiscal Year 2014

Net cash provided by operating activities was $239.2 million for the fiscal year ended September 30, 2015 (prior year period: $248.4 million), or a decrease of $9.2 million compared to an increase of $10.7 million in net income.

Influencing factors on the year-over-year change in operating cash flows were:

•	The favorable adjustments to reconcile net income to net operating cash flow increased by $25.9 million over the prior-year period. Driving factors for this increase were:

o	$15.7 million more favorable adjustments from net deferred taxes related to normal, ongoing business,
o	$13.4 million more favorable adjustment from derivative instruments and foreign currency transactions, and

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

o	$6.5 million less favorable adjustment from depreciation and amortization due to decreasing amortization resulting from the step-up to fair value of tangible and intangible assets.
o	The remaining changes only had a minor impact on the change in net cash provided by operating activities.

•	The changes in assets and liabilities were $45.8 million more unfavorable than in the prior year. The year-over-year factors were:

o	The change in receivables and inventories was $69.3 million less favorable than in the prior year. This negative development was primarily driven by the $70.4 million increase in receivables. Accounts receivable increased significantly over the prior year due to a higher concentration of revenues in the latter part of the fourth quarter in the current year compared to the prior year.
o	The change in trade accounts payable and other assets and liabilities was $12.5 million more favorable than in the prior year. This positive development reflects the timing of purchases.
o	The change in current income tax liabilities was $11.0 million more favorable than in the prior year. This positive development was due to the timing of income tax payments.

Fiscal Year 2014 vs. Fiscal Year 2013

Net cash provided by operating activities was $248.4 million for the fiscal year ended September 30, 2014 (prior year period: $232.0 million), an increase of $16.4 million, or 7.1%.

Influencing factors on the year-over-year change in operating cash flows were:

•	The favorable adjustments to reconcile net income to net operating cash flow decreased by $22.1 million over the prior-year period. Driving factors for this decrease were:

o	$11.1 million less favorable adjustments from net deferred taxes related to normal, ongoing business. In the prior year, the acquisition of a technology company and the trade tax increase at our primary facility in Bensheim, Germany, both resulted in favorable adjustments,
o	$9.2 million less favorable adjustment from derivative instruments and foreign currency transactions,
o	$0.7 million more favorable adjustment from depreciation and amortization due to decreasing amortization resulting from the step-up to fair value of tangible and intangible assets,
o	In fiscal 2014, the gain on the sale of certain business assets resulted in an unfavorable impact of $1.9 million in the other adjustments, and
o	The remaining changes only had a minor impact on the change in net cash provided by operating activities.

•	The unfavorable effect of changes in assets and liabilities resulted in a decrease over the prior-year period of $9.6 million. The year-over-year factors were:

o	The change in receivables and inventories was $35.6 million more favorable than in the prior year. This positive difference was primarily driven by the $33.7 million favorable development in receivables. Accounts receivable decreased significantly over the prior year due in part to a lower concentration of revenues in the latter part of the fourth quarter in the current year compared to the prior year as well as a shift in customer structure, with increased sales in the fourth quarter to customers with shorter payment terms.
o	The change in trade accounts payable and other assets and liabilities was $23.9 million less favorable than in the prior year. This negative development reflects the timing of supplier payments in the current period as well as the favorable impacts in the prior year resulting from the acquisition of a technology company.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

o	The change in current income tax liabilities was $2.1 million less favorable than in the prior year. This negative development was due to the timing of income tax payments.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions, asset disposals, and divestitures.

Net cash used in investing activities was $70.9 million for the fiscal year ended September 30, 2015 (prior year period: $81.6 million), or a decrease of $10.7 million.

For the fiscal year ended September 30, 2015, net cash used in investing activities represented:

•	The acquisition of a dental company for $18.5 million, and
•	capital expenditures in the course of normal operating activities.

For the fiscal year ended September 30, 2014, net cash used in investing activities represented:

•	the acquisition of the main administrative building in Bensheim, Germany for $26.7 million,
•	the sale of certain business assets for $11.5 million,
•	investment in additional machinery for the instruments manufacturing facility in Bensheim, Germany, and
•	capital expenditures in the course of normal operating activities.

For the fiscal year ended September 30, 2013, net cash used in investing activities represented:

•	the acquisition of a dental technology company for $35.0 million,
•	the completion of the expansion of the new instruments manufacturing facility in Bensheim, Germany, and
•	capital expenditures in the course of normal operating activities.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities represents net cash from debt financing activities, dividends, treasury share transactions, and share-based compensation activities.

Fiscal Year 2015 vs. Fiscal Year 2014

Net cash used in financing activities was $12.6 million for the fiscal year ended September 30, 2015 (prior year period: $10.0 million), or an increase of $2.6 million.

Influencing factors on the year-over-year change in financing cash flows were:

•	$9.6 million lower volume of treasury stock purchases compared to the prior period, and
•	$2.6 million lower proceeds and $9.7 million higher tax effects from shares issued under share-based compensation plans.

Fiscal Year 2014 vs. Fiscal Year 2013

Net cash used in financing activities was $10.0 million for the fiscal year ended September 30, 2014 (prior year period: $38.1 million), or a decrease of $28.1 million.

Influencing factors on the year-over-year change in financing cash flows were:

•	$28.1 million lower volume of treasury stock purchases compared to the prior period,

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

•	$1.1 million lower proceeds and $0.3 million higher tax effects from shares issued under share-based compensation plans, and
•	$1.3 million lower amounts for the purchase of shares from and dividends paid to noncontrolling interests.

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

As of September 30, 2015 and September 30, 2014, the Facility A Term Loan was fully drawn to the amount of $75.0 million. The Revolving Facilities B and C remained undrawn as of September 30, 2015 and September 30, 2014.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes contractual obligations and commercial commitments as of September 30, 2015:

Contractual Obligations and Commercial Commitments	Payments due by period
(In millions)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt (1)	$78.1	$25.3	$52.8	$-	$-
Capital lease obligations	4.6	0.2	0.4	-	4.0
Operating lease obligations	34.5	10.6	14.5	6.8	2.6
Pension	28.5	3.3	5.1	5.8	14.3
Purchase commitments (2)	35.2	-	28.8	6.4	-
Total	$180.9	$39.4	$101.6	$19.0	$20.9
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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

The key assumption used in the actuarial calculations for the defined benefit pension plans is the selection of the appropriate discount rate. The discount rate has been selected by reference to market interest rates. The discount rate used reflects the rates available on high quality fixed income investment of appropriate duration at the measurement dates of each year. Fluctuations in market interest rates could impact the amount of pension expense recorded for these plans. The discount rate assumed at September 30, 2015 was 2.15% (prior year period: 2.30%). Accordingly, this change in discount rate affected the amount of pension obligation recorded at September 30, 2015.

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

Income Taxes

Sirona recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Sirona regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, as necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If Sirona is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, it could be required to increase its valuation allowance against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on operating results. As of September 30, 2015, Sirona had recorded valuation allowances against its deferred tax assets in the amount of $3.8 million (prior year period: $3.1 million). Further information on income taxes is provided in Note 9 to the consolidated financial statements appearing elsewhere in this report.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

If we determine that the fair value is more likely than not less than the carrying value, or we decide to bypass the qualitative assessment for a reporting unit, goodwill is tested for impairment under the two-step valuation test. The first step is to estimate the fair value of each reporting unit and compare this estimated fair value with each reporting unit’s carrying value. If the fair value is less than the carrying value, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment. In this second step, a fair value exercise similar to a business combination would be performed where the individual identifiable assets and liabilities of the reporting unit are valued at fair value with the difference between the fair value of the reporting unit being the implied fair value of goodwill. As of September 30, 2015, based on the qualitative assessment, the Company determined that step one of the impairment test is not required. If we would determine the fair value of a reporting unit, we would use a discounted future cash flow model to estimate reporting unit fair value. Significant assumptions in a discounted cash flow model would include discount rate, revenue and gross profit margin growth and terminal growth rates based on our judgments, estimates and assumptions.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

The following discussion should be read in conjunction with Notes 2, 17, and 19 to Sirona’s audited consolidated financial statements appearing elsewhere in this report, which provide further information on Sirona’s derivative instruments.

Foreign Currency

Sirona’s primary market risk exposure is foreign currency risk. Certain transactions, assets, and liabilities are exposed to foreign currency risk, which can adversely affect our revenues and operating profits. To help mitigate this risk and maximize the economic effectiveness of our foreign currency positions, Sirona enters into forward exchange contracts where practicable.

The Euro is the functional currency for the majority of Sirona’s subsidiaries, including its German operations, which are the primary sales and manufacturing operations of Sirona. Sales from other Sirona operations are denominated in various foreign currencies. As a percent of total revenues, sales and operating expenses in Euro, U.S. Dollar, and all other currencies (most importantly: Japanese Yen, Australian Dollar, Chinese Yuan Renminbi, and Brazilian Real) for fiscal year 2015 were approximately as follows:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

The most significant influencing factor is the U.S. Dollar/Euro exchange rate. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly. The following table presents the relevant U.S. Dollar/Euro exchange rate information for the period(s) under report:

Fluctuations in Exchange Rates (USD/EUR)	Year ended
	September 30,
(In U.S. Dollars)	2015	2014	2013
Exchange rate used to calculate items in Sirona's financial statements:
Period-end(1)	$1.1215	$1.2592	$1.3499
Average(2)	1.1492	1.3573	1.3121
Fluctuations during the period:
Low(3)	$1.0526	$1.2592	$1.2710
High(4)	1.2814	1.3956	1.3639
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

The VAR is calculated as the total gain or loss that will not be exceeded at the 95.0 percentile confidence level. Several risk factors are not captured in the model, including liquidity, operational, and legal risks. The following table sets forth the one-day VAR for substantially all of our positions for the fiscal years ended September 30, 2015 and 2014:

Foreign Currency Risk		Value at Risk
		Average	Maximum
(In millions)	Net Exposure (1)	Gain (Loss)(2)	Gain (2)	(Loss) (2)
September 30, 2015	$365.3	$0.2	$4.7	$(4.6)
September 30, 2014	215.5	(0.1)	1.6	(1.7)
(1) as of the balance sheet date. Represents the net asset (liability) position exposed to foreign currency risk.
(2) for the fiscal years ended

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Interest Rate

Sirona is also exposed to interest rate risk associated with short and long-term bank loans bearing variable interest rates. To help mitigate this interest rate risk exposure, Sirona enters into interest rate swap agreements.

On November 16, 2011, Sirona entered into interest rate swaps to fully hedge its interest exposure in connection with the Senior Facilities Agreement dated November 14, 2011. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Long-Term Debt” for further details. Since Sirona’s interest exposure is fully hedged and nearly 100% effective as of September 30, 2015, any sensitivity analysis (such as a hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt) would not have had a material impact on interest expense for the periods under report.

Please refer to Note 19 for information on interest rates and scheduled maturities of principal by fiscal year for our outstanding variable-rate indebtedness as of September 30, 2015.

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
                     FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2015. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on our assessment, management believes that, as of September 30, 2015, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm, which audited the Company’s financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. Please see the attestation report on page 71.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2015).

ITEM 11.          EXECUTIVE COMPENSATION

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2015).

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                        RELATED STOCKHOLDER MATTERS

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2015).

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2015).

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item not set forth herein is incorporated by reference to the proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year (September 30, 2015).

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements, See Financial Information Table of Contents on Page 69.

(b) The following Exhibits are included in this report:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Exhibit No.	Item Title
2.1	Exchange Agreement, by and among Sirona Holdings Luxco S.C.A, Blitz 05-118 GmbH and Schick Technologies, Inc., dated September 25, 2005 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on September 26, 2005)
2.2	Amendment No. 1 to Exchange Agreement, dated May 11, 2006 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 16, 2006)
2.3	Agreement and Plan of Merger, dated September 15, 2015, by and among DENTSPLY International Inc., the Company and Dawkins Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K, filed on September 16, 2015)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-33731, filed on June 30, 1997)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 20, 2006)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 24, 2014)
3.4	Bylaws of the Company effective as of September 20, 2010 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on September 23, 2010)
3.5	First Amendment to the By-Laws of the Company, dated September 15, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on September 16, 2015)
4.1	Form of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-153092, filed on August 20, 2008)
10.1	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 10-K, filed on July 13, 2001)†
10.2	Amendment to 1996 Employee Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on May 16, 2006)†
10.3	1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.2 to Form 10-K, filed on June 18, 2003)†
10.4	Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on January 26, 2007)†
10.5	Form of Stock Option Notice under Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference Exhibit 10.2 to Form 8-K filed on February 28, 2007)†
10.6	Distributorship Agreement, dated April 6, 2000, by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.34 to Form 10-K, filed on June 29, 2000)**
10.7	Amendment No. 1 to Distributorship Agreement, dated July 1, 2005 by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.1 to Form 10-Q/A, filed on March 24, 2006)**
10.8	Consulting and Non-Competition Agreement between Schick Technologies, Inc. and David B. Schick, dated May 7, 2004 (incorporated by reference to Exhibit 10.33 to Form 10-K, filed on June 25, 2004)
10.9	Transaction Services Agreement by and between Blitz F04-506 GmbH, Sirona Dental Services GmbH & Co KG, Sirona Dental Systems GmbH, MDP IV Offshore GP, LP and Harry M. Jansen Kraemer, Jr., dated July 6, 2005 (incorporated by reference to Exhibit 10.7 to Form 10-K, filed on December 11, 2006)

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

10.35	Term and Revolving Facilities Agreement between, among others, Sirona Dental Systems, Inc., Schick Technologies, Inc., Sirona Dental Systems, LLC, Sirona Dental Services GmbH, Sirona Dental Systems GmbH, Sirona Immobilien GmbH, Sirona Technologie GmbH & Co. KG, JPMorgan Limited, UniCredit Bank AG and J.P. Morgan Europe Limited, dated November 14, 2011. (incorporated by reference to Exhibit 10.35 to Form 8-K, filed on November 18, 2011)
10.36	Senior Facilities Agreement, dated November 4, 2011, by and among Sirona Dental Systems, Inc., J.P. Morgan Limited, Unicredit Bank AG and J.P. Morgan Europe Limited. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 18, 2011)
10.37	Amended and Restated U.S. Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K/A, filed on July 12, 2012)
10.38	Amended and Restated U.S. CAD-CAM Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems GmbH. (incorporated by reference to Exhibit 10.2 to Form 8-K/A, filed on July 12, 2012)
10.39	Letter Amendment to Amended and Restated Employment Agreement, dated as of October 1, 2012, between Sirona Dental Systems, Inc. and Jeffrey T. Slovin (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on October 5, 2012)†
10.40	Transition Agreement by and between Sirona Dental GmbH, Sirona Dental Systems, Inc. and Jost Fischer, dated November 16, 2012 (incorporated by reference to Exhibit 10.39 to Form 10-K, filed on November 16, 2012)†
10.41	Employment Contract between Sirona Dental Services GmbH and Rainer Berthan, dated February 20, 2012 (incorporated by reference to Exhibit 10.40 to Form 10-K, filed on November 16, 2012)†
10.42	Amendment to Amended and Restated Employment Agreement, dated as of May 7, 2013, between Sirona Dental Systems, Inc. and Jeffrey T. Slovin (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 10, 2013)†
10.43	Executive Employment Agreement, dated July 29, 2013, by and between Sirona Dental Systems, Inc. and Ulrich Michel (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed on August 2, 2013)†
10.44	Separation Agreement, dated August 1, 2013, by and between Sirona Dental GmbH, Sirona Dental Systems, Inc. and Simone Blank (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on August 2, 2013)†
10.45	Sirona Dental Systems, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on January 28, 2015)†
10.46	Letter Amendment to Amended and Restated Employment Agreement of Jeffrey T. Slovin, dated September 15, 2015, between Sirona Dental Systems, Inc. and Jeffrey T. Slovin (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on September 16, 2015)†
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)
16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission confirming statements made about it by Company in connection with changes to the Company's certifying accountant (incorporated by reference to Exhibit 16.1 to Form 8-K, filed on June 26, 2006)
21.1	List of Subsidiaries of Company*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certification of Chief Executive Officer*

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Labels Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
†	Compensatory plan or arrangement
*	Filed herewith
**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
***	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended September 30, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2015, 2014 and 2013, (iii) Consolidated Balance Sheets as of September 30, 2015 and 2014, (iv) Consolidated Statements of Shareholders' Equity for the years ended September 30, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2015, 2014 and 2013, and (vi) Notes to Consolidated Condensed Financial Statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2015	SIRONA DENTAL SYSTEMS, INC.

By:	/s/ JEFFREY T. SLOVIN
Jeffrey T. Slovin
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY T. SLOVIN	President, Chief Executive Officer, and Director	November 20, 2015
Jeffrey T. Slovin	(Principal Executive Officer)

/s/ ULRICH MICHEL	Executive Vice President and Chief Financial Officer	November 20, 2015
Ulrich Michel	(Principal Financial Officer)

/s/ STEPHAN MITSDOERFFER	Chief Accounting Officer	November 20, 2015
Stephan Mitsdoerffer	(Principal Accounting Officer)

/s/ THOMAS JETTER	Chairman of the Board and Director	November 20, 2015
Thomas Jetter

/s/ DAVID BEECKEN	Director	November 20, 2015
David Beecken

/s/ WILLIAM K. HOOD	Director	November 20, 2015
William K. Hood

/s/ ARTHUR D. KOWALOFF	Director	November 20, 2015
Arthur D. Kowaloff

/s/ HARRY M. JANSEN KRAEMER, JR.	Director	November 20, 2015
Harry M. Jansen Kraemer, Jr.

/s/ TIMOTHY P. SULLIVAN	Director	November 20, 2015
Timothy P. Sullivan

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

FINANCIAL INFORMATION

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sirona Dental Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2015 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirona Dental Systems, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 20, 2015 expressed an unqualified opinion on the effectiveness of Sirona Dental Systems, Inc.’s internal control over financial reporting.

/s/ KPMG AG Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany

November 20, 2015

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sirona Dental Systems, Inc.:

We have audited Sirona Dental Systems, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirona Dental Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sirona Dental Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirona Dental Systems, Inc. and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015, and our report dated November 20, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG AG Wirtschaftsprüfungsgesellschaft

Frankfurt, Germany

November 20, 2015

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

CONSOLIDATED STATEMENTS OF INCOME

		Year ended September 30,
(In millions, except for share and per share amounts)	Notes	2015	2014	2013
REVENUE		$1,161.3	$1,171.1	$1,101.5
Cost of goods sold		(513.1)	(529.4)	(510.1)
GROSS PROFIT		648.2	641.7	591.4
Selling, general and administrative expense		(344.1)	(350.9)	(332.8)
Research and development expense		(54.8)	(64.6)	(60.2)
Net other operating income (loss)	6	9.0	11.9	14.4
OPERATING INCOME		258.3	238.1	212.8
Gain (loss) on foreign currency transactions		(17.9)	(0.3)	(12.4)
Gain (loss) on derivative instruments	7	1.7	(2.5)	0.4
Interest income (expense)		(4.2)	(2.9)	(3.4)
Other income (expense)		5.0	(2.0)	0.1
INCOME BEFORE TAXES		242.9	230.4	197.5
Income tax benefit (expense)	9	(54.8)	(53.0)	(49.0)
NET INCOME		188.1	177.4	148.5
Net (income) loss attributable to noncontrolling interests		(1.9)	(1.7)	(1.8)
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.		$186.2	$175.7	$146.7

INCOME PER SHARE (attributable to Sirona Dental Systems, Inc. common shareholders)	10
Basic		$3.35	$3.18	$2.67
Diluted		$3.30	$3.13	$2.61
Weighted average shares - basic		55,640,225	55,269,606	54,979,044
Weighted average shares - diluted		56,377,863	56,203,970	56,213,992

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Year ended
		September 30,
(In millions)	Notes	2015	2014	2013
NET INCOME		$188.1	$177.4	$148.5
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	12
Cumulative translation adjustment		(103.7)	(88.7)	36.7
Derivative financial hedging instruments		0.2	0.3	0.6
Unrecognized elements of pension cost		(3.0)	6.8	0.9
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		(106.5)	(81.6)	38.2
TOTAL COMPREHENSIVE INCOME (LOSS)		81.6	95.8	186.7
Comprehensive (income) loss attributable to noncontrolling interests		(1.7)	(1.5)	(1.8)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS		$79.9	$94.3	$184.9

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

CONSOLIDATED BALANCE SHEETS

		September 30,
(In millions, except for share and par value amounts)	Notes	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$517.8	$382.8
Restricted cash		0.6	0.8
Accounts receivable, net of allowance for doubtful accounts of $1.4 and $2.4, respectively		154.9	115.6
Inventories, net	14	129.4	123.4
Deferred tax assets	9	26.0	29.7
Prepaid expenses and other current assets		33.7	26.8
Income tax receivable	9	14.2	8.0
TOTAL CURRENT ASSETS		876.6	687.1
Property, plant and equipment, net of accumulated depreciation of $191.4 and $171.3, respectively		208.3	221.0
Goodwill		585.9	629.3
Restricted cash		0.5	-
Intangible assets, net of accumulated amortizationof $495.7 and $511.3, respectively		216.8	252.8
Other non-current assets		3.3	5.3
Deferred tax assets	9	10.9	15.5
TOTAL ASSETS		$1,902.3	$1,811.0

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable		$65.3	$59.9
Short-term financial liabilities		23.1	1.5
Income taxes payable	9	14.8	6.1
Deferred tax liabilities	9	0.7	2.2
Accrued liabilities and deferred income		191.2	167.6
TOTAL CURRENT LIABILITIES		295.1	237.3
Long-term financial liabilities		57.1	78.0
Deferred tax liabilities	9	100.5	111.8
Other non-current liabilities		21.5	25.1
Pension related provisions		62.4	71.7
Deferred income		24.8	25.9
TOTAL LIABILITIES		561.4	549.8
COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized;		0	0
none issued and outstanding)
Common stock ($0.01 par value; 95,000,000 shares authorized;		0.6	0.6
58,367,468 shares issued; 55,895,969 shares outstanding at Sep. 30, 2015; 57,776,336 shares issued; 55,364,617 shares outstanding at Sept. 30, 2014
Additional paid-in capital		702.6	697.9
Treasury stock, at cost		(132.0)	(126.8)
2,471,499 shares held at cost at Sep. 30, 2015; 2,411,719 shares held at cost at Sept. 30, 2014
Retained earnings		946.1	759.9
Accumulated other comprehensive income (loss)	12	(179.1)	(72.8)
TOTAL SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS' EQUITY		1,338.2	1,258.8
NONCONTROLLING INTERESTS		2.7	2.4
TOTAL SHAREHOLDERS' EQUITY		1,340.9	1,261.2
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY		$1,902.3	$1,811.0

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		September 30,

(In millions, except for share amounts)	Notes	2015	2014	2013
SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS' EQUITY
NUMBER OF COMMON SHARES ISSUED AND OUTSTANDING
Balance at beginning of period		55,364,617	54,999,436	55,051,673
Issuance of common stock upon exercise of options		591,132	562,721	615,570
Purchase of treasury stock		(59,780)	(197,540)	(667,807)
Balance at end of period		55,895,969	55,364,617	54,999,436

COMMON SHARE CAPITAL		$0.6	$0.6	$0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period		697.9	674.2	650.2
Issuance of common stock upon exercise of options and net effect of vesting of RSUs/PSUs		4.2	6.8	7.9
Stock compensation		13.7	12.2	12.8

Tax effect of stock options exercised and net effect of vesting of RSUs/PSUs		(13.2)	4.7	3.9
Purchase of shares from noncontrolling interests		-	-	(0.6)
Balance at end of period		702.6	697.9	674.2

TREASURY STOCK
Balance at beginning of period		(126.8)	(112.0)	(69.1)
Purchase of treasury stock (at cost)		(5.2)	(14.8)	(42.9)
Balance at end of period		(132.0)	(126.8)	(112.0)

RETAINED EARNINGS
Balance at beginning of period		759.9	584.2	437.5
Net income (loss)		186.2	175.7	146.7
Balance at end of period		946.1	759.9	584.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	12
Balance at beginning of period		(72.8)	8.6	(29.8)
Other comprehensive income (loss)		(106.3)	(81.4)	38.4
Balance at end of period		(179.1)	(72.8)	8.6
TOTAL SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS' EQUITY		$1,338.2	$1,258.8	$1,155.6

EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Balance at beginning of period		$2.4	$2.4	$3.0
Purchase of shares from noncontrolling interests		-	-	(0.8)
Dividend distribution to noncontrolling interests		(1.3)	(1.5)	(1.4)

Net income (loss) attributable to noncontrolling interests		1.9	1.7	1.8
Cumulative translation adjustment		(0.3)	(0.2)	(0.2)
TOTAL EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS		$2.7	$2.4	$2.4

TOTAL SHAREHOLDERS' EQUITY		$1,340.9	$1,261.2	$1,158.0

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(In millions)	2015	2014	2013
OPERATING ACTIVITIES
NET INCOME	$188.1	$177.4	$148.5
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	69.8	76.3	75.6
(Gain) loss on derivative instruments and foreign currency transactions	16.2	2.8	12.0
Deferred income taxes	1.9	(13.8)	(2.7)
Share-based compensation expense	13.7	12.2	12.8
Other adjustments	0.5	(1.3)	0.6
TOTAL ADJUSTMENTS TO RECONCILE NET INCOME TO OPERATING CASH FLOWS	102.1	76.2	98.3
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	(49.9)	20.5	(13.2)
Inventories	(23.8)	(24.9)	(26.8)
Trade accounts payable	11.2	(9.5)	16.4
Other current and non-current assets	(11.4)	2.9	(15.3)
Other current and non-current liabilities	20.4	14.3	30.5
Current income taxes	2.5	(8.5)	(6.4)
EFFECT OF CHANGES IN ASSETS AND LIABILITIES ON OPERATING CASH FLOWS	(51.0)	(5.2)	(14.8)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	239.2	248.4	232.0
INVESTING ACTIVITIES
Investment in property, plant and equipment	(52.8)	(93.7)	(70.7)
Proceeds from sale of property, plant and equipment	0.9	1.1	0.1
Purchase of intangible assets	(0.5)	(0.5)	(1.2)
Acquisition of business, net of cash acquired	(18.5)	-	(35.0)
Sale of business, net of cash sold	-	11.5	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(70.9)	$(81.6)	$(106.8)

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(In millions)	2015	2014	2013
FINANCING ACTIVITIES
Repayments of short-term and long-term debt	$(0.1)	$-	$(0.1)
Purchase of treasury stock	(5.2)	(14.8)	(42.9)
Purchase of shares from noncontrolling interest	-	-	(1.4)
Dividend distributions to noncontrolling interest	(1.3)	(1.5)	(1.4)
Common shares issued under share based compensation plans	4.2	6.8	7.9
Tax effect of common shares issued under share based compensation plans	(10.2)	(0.5)	(0.2)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12.6)	(10.0)	(38.1)
CHANGE IN CASH AND CASH EQUIVALENTS	155.7	156.8	87.1
Effect of exchange rate change on cash and cash equivalents	(20.7)	(15.7)	3.5
Cash and cash equivalents at beginning of period	382.8	241.7	151.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$517.8	$382.8	$241.7

SUPPLEMENTAL INFORMATION
GENERAL
Interest paid	$3.7	$2.7	$2.8
Interest capitalized	0.3	0.4	0.2
Income taxes paid	40.3	60.3	65.7

ACQUISITION OF BUSINESS
Current assets	$3.7	$-	$5.2
Non-current assets	25.1	-	61.2
Current liabilities	(4.8)	-	(7.8)
Non-current liabilities	(5.4)	-	(12.0)
	18.6	-	46.6
Cash paid	(18.6)	-	(36.7)
Settlement of balances	-	-	(4.5)
Fair value of liabilities incurred	$-	$-	$5.4

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

The Company presents all non-owner changes in shareholders’ equity in two separate but consecutive statements: Consolidated Statements of Income and Consolidated Statement of Comprehensive Income. The details for these items (category and type of change, current period movements, and related tax effects) are reported separately in Note 12 to the consolidated financial statements.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

Warranty Expense	Year ended
	September 30,
(In millions)	2015	2014	2013
Warranty expense	$23.9	$23.5	$18.3

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in revenues, and the associated expense is recorded in cost of sales for all periods presented.

Advertising Costs

Advertising costs are expensed as incurred and recorded within selling, general and administrative expense. During the periods under report, advertising expense was as follows:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Advertising Costs	Year ended
	September 30,
(In millions)	2015	2014	2013
Advertising costs	$40.3	$41.4	$39.3

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

Pension expense is recognized on an accrual basis over the employee’s approximate service periods. Defined benefit pension costs are determined by using an actuarial method, which provides for the deferral of actuarial gains and losses (within a specified corridor) that result from changes in assumptions or actual experience differing from that assumed. Costs relating to changes in the benefit plan are amortized. Disclosure of the components of periodic pension cost is also required. When purchase accounting is applied, pension liabilities are recognized for the projected benefit obligation in excess of plan assets.

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

Income Taxes

Differences between the basis of assets and liabilities for financial statement purposes and for tax return purposes are recorded as deferred tax assets or deferred tax liabilities in the accompanying consolidated financial statements. Deferred taxes represent the tax consequences in future years of these differences at each balance sheet date, based on the enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. The provision (benefit) for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. A valuation allowance is established when it is more likely than not that the deferred tax assets are not realizable. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income as an adjustment to income tax expense in the period that includes the enactment date. See Note 9, “Income Taxes” for additional information.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Investments in money market funds are carried at fair value. All other cash equivalents are stated at cost, which approximates fair value.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Other non-current assets

Other non-current assets and prepaid expenses include capitalized debt issuance costs. The costs are amortized using the effective interest method. The non-current unamortized balance of such debt issuance costs was $0.1 million as of September 30, 2015 (prior year period: $0.6 million).

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

The Company does not utilize financial instruments for speculative purposes. The Company accounts for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging. This Topic prescribes requirements for designation and documentation of hedging relationships and ongoing assessments of effectiveness in order to qualify for hedge accounting. The Company has designated its interest rate swaps as qualifying hedge instruments and therefore applies hedge accounting. The Company has not designated any of its foreign currency derivatives as qualifying for hedge accounting under ASC 815. All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheet at fair value. The fair value of the forward foreign currency contracts and interest rate swaps are included within prepaid and other current assets or current accrued liabilities, depending on whether they are an asset or a liability. The change in fair value is recognized within ‘‘Gains (losses) on derivative instruments’’ in the consolidated statement of income for the forward foreign currency contracts and the ineffective portion of the interest rate swaps. The effective portion of interest rate swaps is recognized within “Accumulated other comprehensive income/(loss)” in the consolidated balance sheet.

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

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

4	BUSINESS COMBINATIONS

ACQUISITIONS

On June 30, 2015, the Company acquired 100% of the outstanding shares of capital stock of a dental marketing services and software company. The results of its operations have been included in the consolidated financial statements since this date. The fair value of total consideration transferred for this acquisition totaled $18.6 million, consisting entirely of cash. The purchase price allocation resulted in goodwill acquired of $12.9 million. The results of operations for this acquisition included in the current period under report was as follows: revenues of $11.3 million and $0.2 million of net income.

MERGERS

On September 15, 2015, the Company and DENTSPLY International, Inc. (“DENTSPLY”) announced that the Board of Directors of both companies had unanimously approved a definitive Agreement and Plan of Merger (the “Merger Agreement”) under which the companies will combine in an all-stock merger. DENTSPLY is a leading manufacturer and distributor of dental and other consumable medical device products. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Sirona will merge with and into a wholly-owned subsidiary of DENTSPLY, with Sirona surviving as a wholly-owned subsidiary of DENTSPLY. Upon completion of the merger, the combined company's name will be changed to DENTSPLY SIRONA Inc. Subject to the terms and conditions of the Merger Agreement, if the merger is completed, each outstanding share of Sirona common stock will be converted into the right to receive 1.8142 shares of common stock of DENTSPLY, with cash paid in lieu of any fractional shares of common stock of DENTSPLY that a Sirona stockholder would otherwise have been entitled to receive.

The Merger Agreement contains certain termination rights for both the Company and DENTSPLY, including if the merger is not consummated on or before March 15, 2016 (which is subject to extension under certain circumstances but generally not beyond December 15, 2016) and if the approval of the stockholders of either the Company or DENTSPLY is not obtained. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement by the Company or DENTSPLY as a result of an adverse change in the recommendation of the other party’s board of directors, (i) the Company may be required to pay a termination fee of $205.0 million to DENTSPLY and DENTSPLY may be required to pay a termination fee of $280.0 million to the Company and (ii) either company may be required to reimburse the other company for merger-related expenses of up to $15.0 million.

The transaction, which is expected to be completed in the second quarter of Fiscal 2016, is subject to the receipt of regulatory approvals and other customary closing conditions, including the approval of stockholders of both Sirona and DENTSPLY. For additional information related to the merger refer to DENTSPLY’S Registration Statement on Form S-4 which was filed with the SEC on October 29, 2015.

5	EMPLOYEE SHARE-BASED COMPENSATION

ASC 718, Compensation – Stock Compensation, requires that all share based compensation arrangements, including grants of stock option awards to employees, be recognized based on the estimated fair value of the share-based payment award.

EQUITY INCENTIVE PLAN

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provided for granting in total up to 4,550,000 stock options, incentive stock, restricted stock shares, RSU’s, and PSU’s. The 2006 Plan received stockholder approval at the Company’s Annual Meeting of Stockholders held on February 27, 2007, and was amended on February 25, 2009. At the Company’s Annual Meeting of Stockholders held on February 25, 2015, stockholders approved the Company’s new 2015 Long-Term Incentive Plan (“2015 Plan”) to replace the 2006 Plan. The 2015 Plan provides for granting in total up to 6,825,000 stock options, incentive shares, restricted stock shares, RSU’s, PSU’s, and other forms of equity-based awards to employees, directors, consultants, and advisers. Shares under the new 2015 Plan were first registered pursuant to a registration statement dated April 2, 2015, at which time these shares became available for grant and any remaining shares available under the 2006 Plan were nullified. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of September 30, 2015, 6,804,157 shares were available for future grant under the 2015 Plan.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Restricted and Performance-Based Stock Units

In the fiscal year ended September 30, 2015, the Company granted 139,387 RSU’s and 37,004 PSU’s with an average value of $87.29, representing the average of closing prices of the Company’s common stock at the grant dates.

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

Stock Options

In the fiscal year ended September 30, 2015, the Company granted 160,262 stock options with a weighted average exercise price of $86.00 and weighted average fair value of $22.90 at the grant date. Grants generally vest in annual tranches over a period of four to five years. All grants expire ten years after the date of the grant.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Compensation Costs

The following tables summarize compensation expense charged to income for stock-based compensation and additional information for the fiscal years ended September 30, 2015, 2014, and 2013, respectively:

Compensation Expense	Year ended
	September 30,
(In millions)	2015	2014	2013
Compensation expense (1), (2), (3)	$13.7	$12.2	$12.8

(1) For the fiscal year 2015, this included a compensation charge of $0.6 for share-based awards in connection with the CFO Transition.
(2) For the fiscal year 2014, this included a compensation charge of $3.3 for share-based awards in connection with the CFO Transition.
(3) For the fiscal year 2013, this includes a compensation charge of $3.8 for the modification of share based awards in connection with the Transition Agreement for the former CEO and Chairman.

Additional Information
	Year ended
	September 30,
(In millions, except where noted)	2015	2014	2013
Tax Information
Income tax benefit recognized for share-based compensation	$(3.9)	$(3.4)	$(3.7)
Tax benefit realized from share-based compensation	$(26.3)	$(9.2)	$(9.8)

Future Costs
Total compensation cost to be recognized in future periods related to outstanding non-vested share-based compensation awards	$28.5	$23.6	$19.6
Weighted-average period expected for recognition of cost (in years)	2.9	2.4	2.6

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Restricted and Performance-Based Stock Unit Activity

The following is a summary of Sirona’s RSU and PSU activity for the last three fiscal years:

Restricted Stock Units Activity	Year ended
	September 30,
	2015		2014		2013
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	491,781	$55.81	570,928	$46.37	585,187	$38.47
Granted	139,387	87.63	161,835	68.13	180,036	63.19
Vested	(189,841)	47.30	(205,599)	39.93	(157,039)	37.37
Forfeited	(6,593)	62.83	(35,383)	52.17	(37,256)	41.49
Outstanding at end of period	434,734	69.62	491,781	$55.81	570,928	$46.37

Performance-based Stock Units Activity	Year ended
	September 30,
	2015		2014		2013
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	42,566	$66.63	13,000	$36.78	13,000	$36.78
Granted	37,004	86.00	43,466	66.63	-	-
Vested	-	-	(13,000)	36.78	-	-
Forfeited	-	-	(900)	66.64	-	-
Outstanding at end of period	79,570	75.64	42,566	$66.63	13,000	$36.78

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Stock Option Activity

The following is a summary of Sirona’s stock option activity for the last three fiscal years:

Stock Option Activity	Year ended
	September 30,
	2015		2014		2013
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at beginning of period	1,560,592	$29.13	1,778,102	$21.93	2,157,113	$17.63
Granted	160,262	86.00	224,565	67.77	154,500	63.45
Exercised	(751,227)	16.28	(406,300)	16.75	(512,221)	15.49
Forfeited	(3,163)	51.59	(35,775)	54.34	(21,290)	42.17
Outstanding at end of period	966,464	$48.48	1,560,592	$29.13	1,778,102	$21.93

thereof vested and exercisable	561,756		1,189,950		1,469,883

Additional Information (In millions, except where noted)
Intrinsic value of options exercised		$58.6		$22.5		$27.3
Total fair value of options vested		$2.3		$2.4		$2.0
Aggregate intrinsic value of exercisable stock options		$34.4		$68.0		$75.2
Weighted average remaining contractual life (in years)		4.0		2.6		3.3

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

6	NET OTHER OPERATING INCOME (LOSS)

The components of net other operating income (loss) for the periods under report are as follows:

Net Other Operating Income (Loss)	Year ended
	September 30,
(In millions)	2015	2014	2013
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$10.0	$10.0	$10.0
Gain (loss) from patent infringement settlement (1)	(0.7)	-	4.4
Other miscellaneous gain (loss) (2)	(0.3)	1.9	-
Net other operating income (loss)	$9.0	$11.9	$14.4

(1) The gain (loss) from patent infringement settlement for the periods under report represents net amounts received (paid) for past lost profits in out-of-court settlements of patent defense suits in the normal course of business.
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

Deferred Income (Patterson Exclusivity Payment)	Year ended
	September 30,
(In millions)	2015	2014	2013
Foreign currency transaction gain (loss) resulting from the remeasurement of the deferred income related to the Patterson exclusivity payment	$(3.2)	$(2.0)	$1.9

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

Foreign Currency

The Euro is the functional currency for many of Sirona’s subsidiaries, including its primary sales and manufacturing operations in Germany. During the periods under review, exchange rates fluctuated significantly, thereby impacting Sirona’s financial results. In order to hedge portions of the transactional exposure to fluctuations in exchange rates, based on forecasted and firmly-committed cash flows, Sirona enters into foreign exchange forward contracts (currently: USD, AUD, and JPY). These forward foreign currency contracts are intended to reduce short-term effects of changes in exchange rates. The Company enters into forward contracts that are considered to be economic hedges but which are not considered hedging instruments under ASC 815. As of September 30, 2015, these contracts had notional amounts totaling $35.3 million (prior year period: $31.1 million). These agreements are relatively short-term (generally not exceeding six months).

The fair value carrying amount of the Company's derivative instruments at September 30, 2015 is described in Note 21 Fair Value Measurements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

The following tables summarize the impact of gains and losses from the fair value changes of the Company’s derivative instruments reported in our consolidated statements of income for the periods under report:

Derivatives Designated as Cash Flow Hedging Instruments

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Year ended
	September 30,
(In millions)	2015	2014	2013
Interest rate swap contracts	$0.4	$0.5	$1.0

Derivatives Not Designated as Hedging Instruments

Amount of Gain (Loss) Recognized in Income on Derivative Instruments	Year ended
	September 30,
(In millions)	2015	2014	2013	Affected Line Item in the Statement of Income
Foreign exchange contracts	$1.7	$(2.5)	$0.4	Gain (loss) on derivative instruments, net

8	INTEREST INCOME (EXPENSE)

Interest Income (Expense)	Year ended
	September 30,
(In millions)	2015	2014	2013
Interest income	$0.7	$1.0	$0.6
Interest expense	(4.9)	(3.9)	(4.0)
Interest income (expense)	$(4.2)	$(2.9)	$(3.4)

9	INCOME TAXES

The following discussion and tables present the Company’s relevant income tax positions for the periods under report.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

INCOME TAX (PROVISION) BENEFIT

The income tax (provision) benefit is comprised of the following:

(Provision) Benefit for Income Tax	Year ended
	September 30,
(In millions)	2015	2014	2013
Current
Domestic (U.S)	$(1.6)	$(8.9)	$(9.1)
Foreign	(55.2)	$(53.5)	$(55.5)
Total current	(56.8)	(62.4)	(64.6)

Deferred
Domestic (U.S)	$(3.9)	$5.4	$4.8
Foreign	5.9	$4.0	$10.8
Total deferred	2.0	9.4	15.6

(Provision) benefit for income tax	$(54.8)	$(53.0)	$(49.0)

DEFERRED TAX ASSETS (LIABILITIES)

Components of Net Asset (Liability)

At September 30, 2015 the Company had total deferred tax assets of $46.1 million (prior year period $56.9 million), and total deferred tax liabilities of $110.4 million (prior year period $125.6 million).

The significant components of our net asset (liability) representing deferred income tax balances are as follows:

Components of Net Deferred Tax Asset (Liability)	September 30,
(In millions)	2015	2014
Employee share-based compensation	$6.1	$15.7
Receivables	0.7	0.7
Inventory reserve	2.4	2.1
Property, plant, and equipment	(14.3)	(14.9)
Intangible assets and goodwill	(92.7)	(105.0)
Debt issuance costs	(1.7)	(1.9)
Employee benefit accruals	11.2	11.1
Deferred income	6.2	5.1
Valuation allowances	(3.8)	(3.1)
Tax loss carryforward	8.8	11.0
IC profit elimination	9.4	8.1
Other	3.4	2.4
Net deferred income tax asset (liability)	$(64.3)	$(68.7)

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Tax Loss Carry-forwards

For the periods under report, the Company had gross tax loss carry-forwards subject to expiration as follows:

Tax Loss Carry-forwards		As of
		September 30,
(In millions)		2015	2014
Year of expiration:
2015	$		$1.0
2016		-	-
2017		1.3	1.4
2018		1.1	1.2
2019		4.2	4.3
2020		0.9	-
15 years thereafter		4.8	7.7
Subtotal		12.3	15.6
Indefinite		16.6	20.1
Total tax loss carry-forwards		$28.9	$35.7

Deferred Tax Assets (Valuation Allowance Recognized(1))		Additions
		Charged to
(In millions)	Beginning balance	Costs / expenses	Other accounts	Deductions	Ending balance
For the year ended September 30,
2015	$3.1	$-	$1.0	$0.3	$3.8
2014	3.2	-	-	0.1	3.1
2013	$0.8	$-	$2.4	$-	$3.2
(1) predominantly relating to tax loss carry-forwards. Management believes that it is more likely than not that the benefits of those existing tax loss carry-forwards will not be realized within the period those tax losses are deductible.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

RECONCILIATION OF (PROVISION) BENEFIT FOR INCOME TAXES

The difference between the U.S. federal income tax rate and the Company’s income tax provision included in the consolidated statements of income consisted of the following:

Reconciliation of (Provision) Benefit for Income Taxes	Year ended
	September 30,
(In millions)	2015	2014	2013
Income before income taxes	$242.9	$230.4	$197.5
Reconciliation of (provision) benefit for income taxes:
Computed tax provision	(85.1)	(80.7)	(69.8)
Foreign tax differential	34.2	30.2	26.5
Nondeductible expenses	0.6	(1.4)	(0.2)
Permanent differences relating to German trade taxes	(1.0)	(1.1)	(1.4)
Share-based compensation	(0.3)	1.5	0.7
Tax income (expense) from prior periods	(0.2)	(0.2)	0.2
Tax free income and tax credits	0.6	0.5	0.6
Additional state taxes	(0.4)	(0.8)	(1.1)
Change in tax rate (1)	-	-	(2.2)
Change in valuation allowance	(3.0)	(1.4)	(2.4)
Other	(0.2)	0.4	0.1
(Provision) benefit for income taxes (2)	$(54.8)	$(53.0)	$(49.0)

(1) The change in tax rate from prior periods of $2.2 million at September 30, 2013, predominantly relates to a non-cash remeasurement of deferred tax assets and liabilities resulting from an increase in the local trade tax rate at our principal German operations.
(2) The income tax provision at September 30, 2015, includes expenses of $1.0 million related to a tax audit in Germany covering fiscal years 2010 until 2013.

In August 2007, a tax law was enacted that may limit the Company’s deductibility of interest in Germany (“Zinsschranke”). For the periods under report, the Company’s deductibility of interest was not limited as a result of this German tax law.

COMPONENTS OF INCOME BEFORE TAXES

Components of Income before Taxes	Year ended
	September 30,
(In millions)	2015	2014	2013
Germany	$116.0	$133.7	$125.3
United States	31.5	25.1	23.2
Other foreign	95.4	71.6	49.0
Income before income taxes	$242.9	$230.4	$197.5

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

ADDITIONAL INFORMATION

None of the goodwill recognized in the Exchange or in the business combinations completed in any of the periods presented is tax deductible.

The company makes no provision for deferred U.S. income taxes on undistributed foreign earnings and profits because as of September 30, 2015, it remained management’s intention to continue to indefinitely reinvest these amounts in foreign operations. These earnings relate to ongoing operations and, as of September 30, 2015, the approximate amount of undistributed foreign earnings amounted to $710 million (prior year period: $552 million). Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

For the periods under report, the Company had no unrecognized tax benefits.

With limited exception, the Company and its subsidiaries are no longer subject to U.S. federal, state and local or non-U.S. income tax audits (including Germany) by taxing authorities for tax returns filed with respect to periods prior to fiscal year 2012. During the fourth quarter of fiscal year ending September 30, 2015, the German tax authority closed an income tax audit of the Company’s principal German operations for the fiscal years 2010 through 2013.

The Company classifies interest and penalties associated with income taxes as interest and other operating expense, respectively. Amounts of interest or penalties have not been material in any period.

10	INCOME PER SHARE

The computation of basic and diluted income per share is as follows:

Income per Share	Year ended
	September 30,
(In millions, except share and per share amounts)	2015	2014	2013
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$186.2	$175.7	$146.7

Weighted average shares outstanding - basic	55,640,225	55,269,606	54,979,044
Dilutive effect of stock-based compensation (1)	737,638	934,364	1,234,948
Weighted average shares outstanding - diluted	56,377,863	56,203,970	56,213,992

Net income per share
Basic	$3.35	$3.18	$2.67
Diluted	3.30	3.13	2.61

(1) There were no stock options excluded from the computation of diluted earnings per share for the periods under report.

11	SEGMENT REPORTING

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

DESCRIPTION OF THE COMPANY’S SEGMENTS

Dental CAD/CAM Systems

Dental CAD/CAM Systems address the worldwide market for dental restorations: inlays, onlays, veneers, crowns, bridges, copings, bridge frameworks, etc. made from ceramic, metal, or composite blocks. Dental CAD/CAM Systems products comprise in-office systems for dentists (CEREC) and laboratories (inLab, inEOS, etc.), as well as a central manufacturing service for copings and bridge-frameworks. The CEREC system allows dentists to prepare restorations in an ‘‘out-of-mouth pre-shaped’ process and insert them into the patient’s mouth during a single visit.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Segment Performance	Year ended
	September 30,
(In millions)	2015	2014	2013
Revenue External
Dental CAD/CAM Systems	$434.9	$425.8	$409.3
Imaging Systems	391.5	399.8	378.0
Treatment Centers	216.6	225.3	210.7
Instruments	118.3	120.2	103.5
Total Segments	1,161.3	1,171.1	1,101.5
Total	$1,161.3	$1,171.1	$1,101.5

Revenue Internal
Instruments	12.1	13.2	12.8
Intercompany elimination	(12.1)	(13.2)	(12.8)

Revenue Total
Dental CAD/CAM Systems	$434.9	$425.8	$409.3
Imaging Systems	391.5	399.8	378.0
Treatment Centers	216.6	225.3	210.7
Instruments	130.4	133.4	116.3
Total Segments	1,173.4	1,184.3	1,114.3
Total	$1,173.4	$1,184.3	$1,114.3

Segment performance measure (gross profit)
Dental CAD/CAM Systems	$304.5	$291.1	$276.7
Imaging Systems	224.3	232.6	221.9
Treatment Centers	88.6	91.5	81.4
Instruments	48.5	51.0	43.2
Total Segments	665.9	666.2	623.2
Corporate	7.1	8.8	6.0
Total	$673.0	$675.0	$629.2

Depreciation and amortization
Dental CAD/CAM Systems	$16.4	$15.6	$13.5
Imaging Systems	9.0	7.5	6.6
Treatment Centers	7.6	6.6	7.4
Instruments	6.0	6.6	5.0
Total Segments	39.0	36.3	32.5
Corporate	3.9	3.8	2.5
Total	$42.9	$40.1	$35.0

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

RECONCILIATION OF THE RESULTS OF THE SEGMENT PERFORMANCE MEASURE TO THE CONSOLIDATED STATEMENTS OF INCOME

The following table and discussion provide a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the periods under report are mainly due to the impact of purchase accounting and certain other corporate items. These effects are not included in the segment performance measure as the Company does not believe these to be representative of the performance of each segment. These adjustments relate primarily to the exclusion of amortization and depreciation related to the step-up to fair value of the intangible and tangible assets as a result of the MDP Transaction (refer to Note 16 for more information).

Inter-segment transactions are based on amounts which management believes are approximate to the amounts of transactions with unrelated third parties.

Reconciliation of Segment Performance Measure to Consolidated Statement of Income	Year ended
	September 30,
(In millions)	2015	2014	2013
Revenue
Total segments (external)	$1,161.3	$1,171.1	$1,101.5
Consolidated revenue	$1,161.3	$1,171.1	$1,101.5
Depreciation and amortization
Total segments	$39.0	$36.3	$32.5
Differences management reporting vs. U.S. GAAP (including corporate items and step-up depreciation and amortization)	30.8	40.0	43.1
Consolidated depreciation and amortization	69.8	76.3	75.6
Segment performance measure (gross profit)
Total segments	665.9	666.2	623.2
Differences management reporting vs. U.S. GAAP (including step-up depreciation and amortization and certain other corporate items)	(17.7)	(24.5)	(31.8)
Consolidated gross profit	648.2	641.7	591.4
Selling, general and administrative expense	(344.1)	(350.9)	(332.8)
Research and development expense	(54.8)	(64.6)	(60.2)
Net other operating income (loss)	9.0	11.9	14.4
Gain (loss) on foreign currency transactions	(17.9)	(0.3)	(12.4)
Gain (loss) on derivative instruments	1.7	(2.5)	0.4
Interest income (expense)	(4.2)	(2.9)	(3.4)
Other income (expense)	5.0	(2.0)	0.1
Income before taxes	$242.9	$230.4	$197.5

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

Concentration of Revenue	Year ended
	September 30,
(In millions, except for percent amounts)	2015	2014	2013
Top Customers
Revenues
Patterson Dental Company, Inc.	33%	31%	33%
Henry Schein, Inc.	14%	14%	14%
Total of customers > 10% revenues	47%	45%	47%

Accounts Receivable
Patterson Dental Company, Inc.	$50.9	$38.9	$61.3
Henry Schein, Inc.	15.0	14.6	12.2
Total Accounts Receivable of customers > 10% revenues	$65.9	$53.5	$73.5

ADDITIONAL SEGMENT ALLOCATIONS

The tables that follow present additional segment allocations in accordance with U.S. GAAP.

Asset Allocations

Segment Asset Allocation	Year ended
	September 30,
	2015		2014
(In millions)	Goodwill	Total assets	Goodwill	Total assets
Dental CAD/CAM Systems	$275.4	$913.1	$295.8	$869.2
Imaging Systems	175.8	513.6	188.8	489.0
Treatment Centers	82.0	304.4	88.1	289.8
Instruments	52.7	171.2	56.6	163.0
Total	$585.9	$1,902.3	$629.3	$1,811.0

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Geographic Allocations

Geographic Information	Year ended
	September 30,
(In millions)	2015	2014	2013
Revenue (1)
Unites States	$384.7	$352.4	$336.7
Germany	174.9	200.3	198.6
Rest of world	601.7	618.4	566.2
Total revenue	$1,161.3	$1,171.1	$1,101.5
(1) Revenue is allocated to the country in which the customer is located.

Long-Lived Assets (2)
United States	$26.3	$6.7
Germany	157.0	192.6
Rest of world	28.2	27.0
Total long-lived assets	$211.5	$226.3
(2) Long-lived assets exclude all intangible assets and deferred tax assets.

12	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components and development of accumulated other comprehensive income (loss) for the periods under report are as follows:

Accumulated Other Comprehensive Income (Loss)	Year ended
	September 30,
	2015
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$(85.6)	$13.2	$(0.4)	$(72.8)
Current increase (decrease)	(103.7)	(4.1)	0.4	(107.4)
Income tax (expense) benefit	-	1.1	(0.2)	0.9
Balance at end of period	(189.3)	10.2	(0.2)	(179.3)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(0.2)	-	-	(0.2)
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(189.1)	$10.2	$(0.2)	$(179.1)

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Accumulated Other Comprehensive Income (Loss)	Year ended
	September 30,
	2014
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$2.9	$6.4	$(0.7)	$8.6
Current increase (decrease)	(88.7)	9.4	0.5	(78.8)
Income tax (expense) benefit	-	(2.6)	(0.2)	(2.8)
Balance at end of period	(85.8)	13.2	(0.4)	(73.0)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(0.2)	-	-	(0.2)
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(85.6)	$13.2	$(0.4)	$(72.8)

13	ACCOUNTS RECEIVABLE

The allowance for doubtful accounts developed as follows:

Accounts Receivable (Allowance for Doubtful Accounts)		Additions
		Charged to
(In millions)	Beginning balance	Costs / expenses	Other accounts	Deductions	Ending balance
For the year ended September 30,
2015	$2.4	$0.2	$-	$1.2	$1.4
2014	1.6	1.0	-	0.2	2.4
2013	$1.4	$0.8	$-	$0.6	$1.6

14	INVENTORIES

The components of net inventories for the periods under report are as follows:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Inventories	September 30,
(In millions)	2015	2014
Finished goods	$92.9	$86.8
Work in progress	14.1	14.3
Raw materials	42.0	39.7
Inventories, gross	149.0	140.8
Inventory reserve	(19.6)	(17.4)
Inventories, net	$129.4	$123.4

15	PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment (Details)	September 30,
	2015			2014
(In millions)	Gross	Accum. depr. / amort.	Net	Gross	Accum. depr. / amort.	Net
Land	$10.5	$-	$10.5	$11.9	$-	$11.9
Buildings, building improvements, and leasehold improvements (1)	83.6	(21.9)	61.7	79.0	(19.5)	59.5
Machinery and technical equipment	198.1	(125.6)	72.5	200.3	(118.3)	82.0
Software and software licenses	85.2	(43.9)	41.3	79.3	(33.5)	45.8
Prepayments for property, plant, and equipment	22.3	-	22.3	21.8	-	21.8
Total property, plant, and equipment	$399.7	$(191.4)	$208.3	$392.3	$(171.3)	$221.0

(1) thereof office space leased under operating leases to third parties	$1.0		$0.2	$1.2		$0.3

Additional Information				Year ended
				September 30,
(In millions)				2015	2014	2013
Depreciation and amortization expense				$42.9	$40.1	$35.0

thereof Amortization of Capitalized Software Development Costs				$11.2	$9.2	$8.8

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

16	INTANGIBLE ASSETS AND GOODWILL

COMPONENTS AND DEVELOPMENT

The components and development of intangible assets and goodwill for the periods under report are as follows:

Intangible Assets (Details)	September 30,
	2015			2014
		Accum.			Accum.
(In millions)	Gross	amort.	Net	Gross	amort.	Net
Patents & Licenses	$126.5	$(102.1)	$24.4	$141.9	$(103.9)	$38.0
Trademarks	117.7	(1.1)	116.6	123.7	(0.9)	122.8

Technologies and dealer relationships	442.9	(392.5)	50.4	470.0	(406.5)	63.5

In-process research & development (IPR&D)	25.4	-	25.4	28.5	-	28.5
Identifiable intangible assets	712.5	(495.7)	216.8	764.1	(511.3)	252.8

Goodwill	585.9	-	585.9	629.3	-	629.3
Total intangible assets	$1,298.4	$(495.7)	$802.7	$1,393.4	$(511.3)	$882.1

Additional Information (finite-lived identifiable intangible assets)				Year ended
				September 30,
(In millions)				2015	2014	2013
Amortization expense				$26.9	$36.1	$40.6

Annual Estimated Amortization Expense (5-Year Future)
Year ending September 30,
2016				$21.1
2017				12.7
2018				9.3
2019				5.0
2020				5.0

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

RECONCILIATIONS

The following table provides information reconciling the changes in the value of intangible assets for the current fiscal year:

Intangible Assets (Reconciliations of Changes in Value and Additional Information)	September 30,
	2015				2014

(In millions, except where noted)	Goodwill	IPR&D	All other assets	Total	Goodwill	IPR&D	All other assets	Total
Beginning balance, net	$629.3	$28.5	$224.3	$882.1	$672.1	$30.6	$271.1	$973.8
Amortization	-	-	(26.9)	(26.9)	-	-	(36.1)	(36.1)
Purchases (disposals) in the normal course of operations	-	-	(0.2)	(0.2)	(5.5)	-	0.5	(5.0)
Effect of business combinations (1)	12.9	-	10.6	23.5	-	-	-	-
Foreign currency fluctuations	(55.5)	(3.1)	(18.8)	(77.4)	(36.8)	(2.1)	(10.8)	(49.7)
Reclassifications within intangible assets	(0.8)	-	2.4	1.6	(0.5)	-	(0.4)	(0.9)
Other	-	-	-		-	-	-
Ending balance, net	$585.9	$25.4	$191.4	$802.7	$629.3	$28.5	$224.3	$882.1

(1) The effect of business combinations for the year ended September 30, 2015 resulted from the acquisition of a dental company in the third quarter.

The total carrying value of IPR&D as of September 30, 2015, represented a single project:
Estimated completion of development phase (in %)…				55%
Estimated remaining cost to complete…				$11.0
Estimated percentage of completion for the full project (in %)…				40%
Estimated timing of project completion…				2018
The remaining steps prior to product release…				further development, prototype finalization and testing, integration and field testing, and regulatory approvals.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

ADDITIONAL INFORMATION

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

17	SHORT-TERM FINANCIAL LIABILITIES

The components of short-term financial liabilities for the periods under report are as follows:

Short-Term Financial Liabilities	September 30,
(In millions)	2015	2014
Bank loans
Senior Term Loan ("Facility A" Term Loan, variable rate)
Installment repayable in November 2015	$22.5	$-
Accrued interest on long-term bank loans	0.3	0.3
Other short-term bank loans	0.1	0.1
Bank loans	22.9	0.4
Other short-term financial liabilities	0.2	1.1
Short-Term Financial Liabilities	$23.1	$1.5

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

18	ACCRUED LIABILITIES AND DEFERRED INCOME

The components of accrued liabilities and deferred income for the periods under report are as follows:

Accrued Liabilities and Deferred Income	September 30,
(In millions)	2015	2014
Employee benefits (e. g. bonuses, vacation, overtime, holiday payment)	$36.1	$41.0
Product warranty	7.8	7.6
Customer rebates and bonuses	33.5	29.2
Deferred income	21.6	27.0
Other provision and liabilities	92.2	62.8
Accrued liabilities and deferred income	$191.2	$167.6

PRODUCT WARRANTY

The following table provides the components of and changes in the product warranty accrual for the periods under report:

Product Warranty	Year ended
	September 30,
(In millions)	2015	2014
Balance at beginning of the period	$7.6	$9.7
Accruals for warranties issued	24.8	21.9
Warranty settlements made	(23.9)	(23.5)
Translation adjustment	(0.7)	(0.5)
Balance at end of the period	$7.8	$7.6

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

19	LONG-TERM FINANCIAL LIABILITIES

The components of long-term financial liabilities for the periods under report are as follows:

Long-Term Financial Liabilities	September 30,
(In millions, except percentages)	2015	2014
Bank loans
Senior Term Loan ("Facility A" Term Loan, variable rate) (1)
Installment repayable in November 2016	$52.8	$75.3
Bank loans	52.8	75.3
Other long-term financial liabilities	4.6	3.0
	57.4	78.3
Less current portion	(0.3)	(0.3)
Long-Term Financial Liabilities	$57.1	$78.0

Additional Information
(1) Actual interest rate	2.88%	2.88%
(1) Average interest rate for the fiscal year ended	2.88%	2.88%

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

As of September 30, 2015 and September 30, 2014, the Facility A Term Loan was fully drawn to the amount of $75.0 million. The Revolving Facilities B and C remained undrawn as of September 30, 2015 and September 30, 2014.

The table below reflects the contractual maturity dates of the various borrowings as of September 30, 2015:

Contractual Maturity Dates	As of
	September 30,
(In millions)	2015	2014
Year Ending September 30,
2015	$-	$0.3
2016	22.8	22.5
2017	52.5	52.5
2018	-	-
2019	-	-
2020	-	-
Total	$75.3	$75.3

20	PENSION PLANS

DEFINED BENEFIT PLANS

In Germany, the Company traditionally had an unfunded defined benefit pension plan whose benefits are based primarily on years of service and wage and salary group. As of January 1, 2001, the Company replaced its unfunded defined benefit pension plan with a new defined contribution plan. All new hires after that date only receive defined contributions to a pension plan based on a percentage of the employee’s eligible compensation. However, due to grandfathering provisions for certain existing employees hired before that date, the Company continues to be obligated to provide pension benefits which are at a minimum equal to benefits that would have been available under the terms of the traditional defined benefit plans (Grandfathered Benefit). The Grandfathered Benefit and contributions to the Company’s pension plan made for those employees after January 1, 2001 are included in the disclosures for defined benefit plans. The Company accounts for the Grandfathered Benefit by recognizing the higher of the defined contribution obligation or the defined benefit obligation for the minimum benefit. As of September 30, 2015 and 2014, contributions made through the defined contribution plan for those employees are adequate to cover the Grandfathered Benefit obligation. Therefore, the Company accounts for that portion of its pension obligation as a fully funded plan with a funded status of zero.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

The Company uses an actuarial measurement date of September 30.

Defined Benefit Plans (Details)	September 30,
(In millions, except where noted)	2015	2014
Change in Funded Status of Defined Benefit Plans
Projected benefit obligation
Balance at beginning of period	$(85.9)	$(80.5)
Service cost	(0.9)	(1.1)
Interest cost	(1.5)	(2.2)
Actuarial gain (loss)	1.1	(11.0)
Investment earnings	(0.5)	(0.5)
Benefits paid	2.7	3.1
Currency translation	9.4	6.3
Balance at end of period	(75.6)	(85.9)
Fair value of plan assets
Fair value at beginning of period	14.2	14.5
Actual return on plan assets	0.5	0.5
Employer's contribution	0.7	0.9
Benefits paid	(0.7)	(0.7)
Currency Translation	(1.5)	(1.0)
Fair value at end of period	13.2	14.2
Funded status: net asset (liability)	$(62.4)	$(71.7)
Accumulated Benefit Obligation	$(61.6)	$(70.8)
Long-Term Estimated Rate of Return on Plan Assets (1)	3.05%	3.56%
(1) per annum. This rate was based on an appropriate long-term rate for the plan assets held and is applied to the extent the defined benefit obligation is recognized for the Grandfathered Benefit.

Defined Benefit Plans (Additional Information)	Year Ended
	September 30,
(In millions, except where noted)	2015	2014	2013
Components of Net Periodic Benefit Costs
Service cost, net	$0.2	$0.2	$0.2
Interest cost	1.5	2.2	2.1
Amortization of actuarial (gains) losses	1.0	0.2	0.2
Net periodic benefit cost	$2.7	$2.6	$2.5

Weighted Average Assumptions
Discount rate used for determining benefit obligations (current-year rate) and net periodic benefit costs (prior-year rate).	2.15%	2.30%	3.40%

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

The benefits and contributions expected to be paid in cash in each of the following five years, and in aggregate for the fiscal years thereafter, are as follows:

Defined Benefit Pension Plans (Expected Cash Payments)		As of
		September 30,
		2015			2014
(In millions)		For benefits		For contributions	For benefits	For contributions
Year ending September 30,
2015	$		$		$3.6	$1.2
2016		3.3		1.0	2.9	1.2
2017		2.4		1.0	2.7	1.2
2018		2.7		1.0	3.0	1.1
2019		2.8		1.0	3.2	1.1
2020		3.0		1.0
5 Years thereafter		14.3		7.8	16.3	9.8
Total expected cash payments		$28.5		$12.8	$31.7	$15.6

DEFINED CONTRIBUTION PLANS

The Company also offers defined contribution benefits under the terms of a Section 401(k) plan in the U.S. as well as a number of other foreign plans. For the periods under report, the Company made payments to these plans as follows:

Defined Contribution Plans	Year ended
	September 30,
(In millions)	2015	2014
Contributions made to:
U.S. plans (1)	$0.9	$0.8
Foreign plans	1.0	1.1
Total contributions to defined contribution plans	$1.9	$1.9
(1) The Company is obligated to match employee contributions as defined in the plans.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

21	FAIR VALUE MEASUREMENTS

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

ASSETS/LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis for the periods under report:

Assets and Liabilities Measured at Fair Value (Recurring Basis)	September 30,
	2015
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(In millions)		Foreign exchange
Assets
Cash equivalents (money market funds)	$213.9	$-	$-	$213.9
Derivative assets	-	0.6	-	0.6
Liabilities
Derivative liabilities	-	(0.1)	-	(0.1)
Business combination-related liabilities	-	-	(7.1)	(7.1)
Total	$213.9	$0.5	$(7.1)	$207.3

Assets and Liabilities Measured at Fair Value (Recurring Basis)	September 30,
	2014
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(In millions)		Foreign exchange
Assets
Cash equivalents (money market funds)	$211.2	$-	$-	$211.2
Liabilities
Derivative liabilities	-	(1.5)	-	(1.5)
Business combination-related liabilities	-	-	(14.2)	(14.2)
Total	$211.2	$(1.5)	$(14.2)	$195.5

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

The change in the fair value of the business acquisition-related liabilities was $7.1 million for the period under report, and a total for all acquisitions of $6.0 million income was recorded in other income (expense) in the income statement for the fiscal year ended September 30, 2015.

In the Company’s September 30, 2015 and 2014 Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

The Company did not elect the fair value option for any other eligible financial instruments.

22	COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

The Company leases certain buildings (including in New York and Charlotte (USA), Salzburg (Austria), and various other locations across the globe), vehicles, and IT equipment from unrelated third parties. The leases are non-cancellable and have terms of more than one year. Lease expense for the periods under report was as follows:

Lease Expense	Year ended
	September 30,
(In millions)	2015	2014	2013
Lease expense	$16.1	$17.5	$16.4

Future minimum lease payments under non-cancelable operating lease agreements as of September 30, 2015 are as follows:

Future Minimum Lease Payments Under Non-cancelable Operating Leases		As of
		September 30,
(In millions)		2015	2014
Year ending September 30,
2015	$		$8.9
2016		10.6	6.7
2017		8.3	3.8
2018		6.2	2.5
2019		3.8	3.3
2020		3.0	0.0
thereafter		2.6	2.1
Total future minimum lease payments		$34.5	$27.3

UNCONDITIONAL PURCHASE COMMITMENTS

As of September 30, 2015, the Company had unconditional purchase commitments of $35.2 million (prior year period $20.0 million), mainly for purchases of raw material and components, which are due over a period of from one to three years.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

CONTINGENCIES

The Company may be involved in lawsuits, claims, investigations and proceedings, including patent and commercial matters that arise in the ordinary course of business. At September 30, 2015, there are no such matters pending that the Company expects to be material in relation to its business, consolidated financial position, results of operations or cash flows.

23	SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly operating results for the periods under report:

Selected Quarterly Information (Unaudited)	Quarter ended				Year ended
(In millions, except for share and per share amounts)	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	September 30, 2015
REVENUE	$293.0	$257.3	$306.1	$304.9	$1,161.3
GROSS PROFIT	162.9	143.8	174.6	166.9	648.2
OPERATING INCOME	62.8	50.0	80.4	65.1	258.3
INCOME BEFORE TAXES	60.8	47.2	77.2	57.7	242.9
NET INCOME	46.8	36.4	59.4	45.5	188.1
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$46.0	$36.0	$58.8	$45.4	$186.2

INCOME PER SHARE (attributable to Sirona Dental Systems, Inc. common shareholders)
Basic	$0.83	$0.65	$1.06	$0.81	$3.35
Diluted	0.82	0.64	1.04	0.80	3.30

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Selected Quarterly Information (Unaudited)	Quarter ended				Year ended
	December 31,	March 31,	June 30,	September 30,	September 30,
(In millions, except for share and per share amounts)	2013	2014	2014	2014	2014
REVENUE	$298.7	$282.7	$299.7	$290.0	$1,171.1
GROSS PROFIT	162.7	151.5	167.6	159.9	641.7
OPERATING INCOME	62.1	50.4	67.3	58.3	238.1
INCOME BEFORE TAXES	58.8	49.6	67.7	54.3	230.4
NET INCOME	45.0	37.9	51.8	42.7	177.4
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$44.2	$37.3	$51.5	$42.7	$175.7

INCOME PER SHARE (attributable to Sirona Dental Systems, Inc. common shareholders)
Basic	$0.80	$0.67	$0.93	$0.78	$3.18
Diluted	0.79	0.66	0.92	0.76	3.13

