Form 10-K/A
period 2015-09-30
SIRONA DENTAL SYSTEMS, INC.
filed 2016-01-21
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A AMENDMENT NO. 1

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

As of January 21, 2016, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 56,018,576.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Sirona Dental Systems, Inc. (“Sirona,” the “Company,” “we,” “us,” and “our” refer to Sirona Dental Systems, Inc. and its consolidated subsidiaries and their predecessors, except as otherwise indicated or unless context otherwise requires) filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on November 20, 2015. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2015. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K, as well as the cover page to remove the statement that information is being incorporated by reference from the Company’s definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

DENTSPLY Merger

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

The transaction, which is expected to be completed in the second quarter of Fiscal 2016, is subject to the receipt of regulatory approvals and other customary closing conditions, including the approval of stockholders of both Sirona and DENTSPLY. For additional information related to the merger refer to DENTSPLY’S Registration Statement on Form S-4 which was filed with the SEC on October 29, 2015 and the Company’s and DENTSPLY’S joint proxy statement/prospectus which was filed with the SEC on December 8, 2015.

FORWARD-LOOKING STATEMENTS

This Form 10-K Annual Report contains forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding the Company, its financial position, products, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “objectives,” “plans”, and similar expressions, or the negatives thereof or variations thereon or comparable terminology as they relate to the Company, its products or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of various factors, including, but not limited to, those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Original Form 10-K and the “Risk Factors” set forth in Item 1A of the Original Form 10-K. All forward looking statements speak only as of the date of this Annual Report and are expressly qualified in their entirely by the cautionary statements included in this report. The Company undertakes no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events other than required by law.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

i

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The Board of Directors of the Company (the “Board”) is currently composed of seven members divided into three classes. Beginning with the fiscal 2014 election, the members of each class are elected to serve one-year terms. Prior to that election, the directors each were elected to serve three-year terms. Mr. David Beecken, Mr. Arthur Kowaloff, and Mr. Timothy Sullivan are the directors in the class whose term expires at the 2015 Annual Meeting. Mr. William Hood, Mr. Thomas Jetter, Mr. Harry Jansen Kraemer, Jr. and Mr. Jeffrey Slovin are the directors in the classes whose terms expire at the 2016 Annual Meeting.

Information concerning the directors is set forth below.

David K. Beecken	Age 69, has served as a Director since the Exchange[1] and has served as Chairman of the Audit Committee and member of the Finance Committee of our Board of Directors. Mr. Beecken currently serves as a Partner of Beecken Petty O’Keefe & Company, which is the General Partner of Beecken Petty O’Keefe Fund II, an investment limited partnership focused exclusively on private equity investments in healthcare. Prior to co-founding Beecken Petty O’Keefe in April 1996, Mr. Beecken was Senior Managing Director of ABN AMRO Incorporated, a broker dealer, from February 1993 to March 1996. From 1989 to February 1993, Mr. Beecken was a Senior Vice President-Managing Director of First National Bank of Chicago. Mr. Beecken also serves on the Boards of Directors of Scrip Products Corporation, Dentistry for Children, Inc. and Paragon Medical, Inc. Mr. Beecken received a B.A. from the University of the South, an M.Sc. from the London School of Economics and an M.B.A. from the University of Chicago. Mr. Beecken has extensive experience investing in a range of businesses and the dental industry.
William K. Hood	Age 92, has served as a Director since 2002. Prior to the Exchange, Mr. Hood served as Chairman of our Board of Directors between June 2004 and June 2006 and was Chairman of the Audit Committee of the Board of Directors from February 2002 until June 2006. Mr. Hood is currently a member of the Audit Committee of the Board of Directors. Mr. Hood has also served as a member of the Compensation Committee since May 2002. Mr. Hood served as a member of the Nominating Committee from August 2004 until June 30, 2010 when our Board of Directors replaced the Nominating Committee with the Nominating and Corporate Governance Committee. Mr. Hood has been retired since 1996. From 1989 to 1996, Mr. Hood served as a Consultant to Harlyn Products, Inc. and as a member of its Board of Directors. From 1983 to 1988, he was Senior Vice President of American Bakeries Company. From 1981 to 1983, Mr. Hood served as Dean of the Chapman University School of Business Management. From 1972 to 1980, he was President and Chief Executive Officer of Hunt Wesson Foods, Inc. Mr. Hood is a Trustee of Chapman University and a member of Brandman University. Mr. Hood has extensive experience in finance, management, leadership and executive compensation.

1 On June 20, 2006, the Company completed the Exchange as a result of which the Company acquired all of the issued and outstanding share capital of Sirona Holding GmbH (“Sirona”) and a promissory note issued by Sirona to Sirona Holdings Luxco S.C.A. (“Luxco”) in the original principal amount of €150,992,464, in exchange for 36,972,480 shares of the Company’s Common Stock. In May 2011, Luxco sold all of its remaining shares of Sirona common stock pursuant to an underwritten follow-on public offering.

Thomas Jetter	Age 58, has served as a Director since April 2010 and has served as the Company’s Chairman of the Board since February 20, 2013. Mr. Jetter is currently a member of the Nominating and Corporate Governance Committee and a member of the Finance Committee of our Board of Directors. Mr. Jetter assumed an interim senior leadership position for the Soros Economic Development Fund from February to September 2014 during a restructuring. Mr. Jetter also served as a non-executive Director of Gourmondo GmbH, an internet company from May 2008 to September 2012. From April 1995 to March 2008, Mr. Jetter was a Partner at Permira GmbH, where he initiated and managed investments in a variety of industrial, medtech and chemical companies. At Permira, Mr. Jetter gained extensive international experience as lead for investments in the chemicals sector, and helped expand the firm’s global reach to include areas such as the US and China. Prior to that time, Mr. Jetter was a Senior Engagement Manager with McKinsey in Germany and Brazil, where he led projects on cost optimization, organization and strategy. Between 1985 and 1988, Mr. Jetter was an Investment Banking Associate at JP Morgan in Frankfurt and New York. Mr. Jetter holds a PhD-degree in economics/banking and an MBA from the University Saarbrücken, Germany. Mr. Jetter has extensive experience in financial transactions and international business.
Arthur D. Kowaloff	Age 68, has served as a Director since 2004. Mr. Kowaloff has been a member of the Audit Committee of our Board of Directors since October 2004. Mr. Kowaloff has served as a member of the Compensation Committee of the Board of Directors since August 2011. Since the Exchange, he has served on the Nominating and Corporate Governance Committee and, until October 2011, on the Finance Committee of our Board of Directors. From October 2004 until the Exchange, he served on the Compensation Committee of our Board of Directors, and was Chairman of the Special Litigation Committee from November 2004 until the Exchange. Mr. Kowaloff has been retired since 2003. From 1998 to 2003, Mr. Kowaloff served as a Managing Director of BNY Capital Markets, Inc. From 1991 to 1998, he was Chief Operating Officer and Senior Managing Director of Patricof & Company Capital Corporation. Prior to that, Mr. Kowaloff was an attorney at the New York City firm of Willkie Farr & Gallagher, where he served as Senior Partner and Executive Committee Member and specialized in corporate and securities law and mergers and acquisitions. Mr. Kowaloff is currently a Trustee of Carleton College, the President and a Director of the PBP Foundation of New York, and a Director and Chairman of the Audit and Compliance and Compensation Committees of the Greater Hudson Valley Health System. Mr. Kowaloff received a B.A. from Carleton College and holds a Juris Doctor degree from Yale Law School. Mr. Kowaloff has extensive experience in capital markets, finance and corporate governance.
Harry M. Jansen Kraemer, Jr.	Age 61, has served as a Director since the Exchange and is the Chairman of the Nominating and Corporate Governance Committee and member of the Compensation Committee of our Board of Directors. Mr. Kraemer currently serves as an Executive Partner of Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago that invests in management buyout and other private equity transactions across a broad spectrum of industries and serves as Clinical Professor of Management & Strategy at Northwestern University’s Kellogg School of Management. Mr. Kraemer was the Chairman, President and Chief Executive Officer of Baxter International Inc. until April 2004. Mr. Kraemer had been a Director of Baxter International since 1995, Chairman of the Board since January 1, 2000, President since 1997 and Chief Executive Officer since January 1, 1999. Mr. Kraemer is active in business, education and civic affairs. He serves on the board of directors of Leidos Corporation and as chairman of its Audit Committee. He also serves on the board of directors of VWR International, Inc., Ikaria, Inc. and Catamaran Corporation (CTRX) and is a member of Catamaran’s Audit Committee. In addition, he serves on the board of trustees of Lawrence University, Northwestern University, the Conference Board and NorthShore University HealthSystem. He is also a member of the Dean’s Advisory Board of Northwestern University’s Kellogg School of Management, the Commercial Club of Chicago, the Chicago Council on Global Affairs and the Economics Club of Chicago. He is a past member of the Business Roundtable, the Business Council and the Healthcare Leadership Council. Mr. Kraemer received a B.A. from Lawrence University and an M.B.A. from the Kellogg School of Management at Northwestern University and is a certified public accountant. Mr. Kraemer has extensive experience in finance, management, leadership and corporate governance.

Jeffrey T. Slovin	Age 51, has served as our President since September 20, 2010 and as our Chief Executive Officer since February 2013. Prior to September 20, 2010, Mr. Slovin served as our Executive Vice President and Chief Operating Officer of U.S. Operations since the Exchange. Prior to that time, Mr. Slovin was Chief Executive Officer of Schick Technologies, Inc. (“Schick”) since June 2004 and Schick’s President from December 1999 to June 2004. He has also served as a Director since December 1999. In addition, from November 2001 to June 15, 2004, Mr. Slovin served as Schick’s Chief Operating Officer. From 1999 to November 2001, Mr. Slovin was a Managing Director of Greystone & Co., Inc. From 1996 to 1999, he served in various executive capacities at Sommerset Investment Capital LLC, including Managing Director, and as President of Sommerset Realty Investment Corp. During 1995, Mr. Slovin was a Manager at Fidelity Investments Co. From 1991 to 1994, he was Chief Financial Officer of SportsLab U.S.A. Corp. and, from 1993 to 1994, was also President of Sports and Entertainment Inc. From 1987 to 1991, Mr. Slovin was an associate at Bear Stearns & Co., specializing in mergers and acquisitions and corporate finance. Mr. Slovin is currently a member of the Board of Fellows of the Harvard School of Dental Medicine, and a member of the Young President’s Organization. Mr. Slovin holds an M.B.A. degree from Harvard Business School. Mr. Slovin brings to the Board financial, management and leadership experience. In addition, Mr. Slovin has extensive experience in the dental industry.
Timothy P. Sullivan	Age 58, has served as a Director since the Exchange and is the Chairman of the Compensation Committee and member of the Finance Committee and Nominating and Corporate Governance Committee of our Board of Directors. Mr. Sullivan is a founder and Managing Director of Madison Dearborn Partners, LLC, which specializes in management buyouts and special equity investing and manages over 18 billion dollars of committed capital and portfolio investments. Prior to co-founding Madison Dearborn Partners in 1993, Mr. Sullivan was with First Chicago Venture Capital for three years after having served in the U.S. Navy. Mr. Sullivan concentrates on investments in the health care sector and currently serves on the Board of VWR International, Inc., Sage Products LLC, Ikaria, Inc. and Kaufman, Hall & Associates, LLC. In addition, he is on the Board of Trustees of Northwestern University, Northwestern Memorial Hospital, the United States Naval Academy Foundation, Northlight Theatre and Loyola Academy. Mr. Sullivan also serves on the Finance and Investment Committees of the Archdiocese of Chicago and Cristo Rey Jesuit High School. Mr. Sullivan holds a B.S. from the United States Naval Academy, an M.S. from the University of Southern California and an M.B.A. from the Stanford University Graduate School of Business. Mr. Sullivan has extensive experience in financial transactions, investing in a range of businesses and the healthcare industry.

Executive Officers

In addition to Mr. Slovin, our executive officers include Mr. Michael Augins, Mr. Rainer Berthan, Mr. Jonathan Friedman, Mr. Ulrich Michel, Mr. Stephan Mitsdörffer and Mr. Walter Petersohn. Information concerning the business experience of Mr. Augins, Mr. Berthan, Mr. Friedman, Mr. Michel, Mr. Mitsdörffer and Mr. Petersohn follows.

Michael Augins	Age 46, was appointed as Executive Vice President in March 2015, retaining his position as President of Sirona Dental, Inc. where he has continued to provide executive leadership for the US Sales, Marketing, Operations and Business Development activities. With his expanded role, Michael is assisting in the Company's overall strategy and business development. Since joining Sirona in 2001, Michael has played an integral role in the successful development and rapid growth of our US businesses. Prior to joining the Sirona team, Mr. Augins was an Engagement Manager at McKinsey and Company where he specialized in growth strategy development. Other positions he has held include being the Founding Partner of Premier Promotions and Premier Event and Tour, and the Personnel and Operations Director of Enright Foods. Mr. Augins has an MBA degree from the Darden School at the University of Virginia where he earned both the Faculty Award for Academic Excellence and the Genovese Fellowship.
Rainer Berthan	Age 52, was promoted to Executive Vice President of Operations responsible for the Company’s business segments on November 16, 2012 as part of the succession plan whereby Mr. Slovin succeeded Mr. Fischer as Chief Executive Officer following the 2012 Annual Meeting. Prior to his promotion to Executive Vice President of Operations, Mr. Berthan served as a Vice President of the Company. Prior to joining the Company in September 2012, Mr. Berthan served at Demag Cranes AG, a publicly listed company, as Executive Vice President. From 2004 to 2008, Mr. Berthan was President of Weidmuller in China, a leading German company in the industrial automation business. Prior to those roles, Mr. Berthan held various senior management positions at leading companies. Mr. Berthan holds a Degree in Economics from the University of Applied Science Munich, Germany.
Jonathan I. Friedman	Age 45, has served as our General Counsel since September 2007, and was appointed Secretary in October 2007. From 2001 to 2007, Mr. Friedman was Chief Legal Officer and Secretary of National Medical Health Card Systems, Inc., a NASDAQ listed pharmacy benefit manager. In this role, Mr. Friedman’s primary focus was on corporate acquisitions and financings, general corporate transactions, Exchange Act reporting, corporate governance, intellectual property matters and regulatory compliance. Prior to his tenure at National Medical Health Card Systems, Inc. Mr. Friedman served as Vice President and Deputy General Counsel to a publicly traded company and was an associate at a major New York City law firm. In each of those roles, Mr. Friedman’s emphasis was on public and private securities offerings, mergers and acquisitions, commercial transactions, technology licensing, regulatory compliance and securities law. Mr. Friedman holds a J.D. (graduating cum laude) from St. John’s University School of Law, where he was also the Articles and Notes Editor of the Law Review.

Ulrich Michel	Age 53, has served as Executive Vice President and Chief Financial Officer of the Company since October 2013. From April 2005 to October 2013, he was Chief Financial Officer of WABCO, a New York Stock Exchange listed company that is a global technology leader in the commercial vehicle industry. Prior to that, he served as Chief Financial Officer for American Standard’s Trane Commercial Systems’ business in the Europe, Middle East, Africa & India Region. Mr. Michel joined American Standard from Honeywell International/Allied Signal where he spent six years in financial leadership positions in the U.S. and Europe, with areas of focus including mergers and acquisitions, the Specialty Chemicals business and the Control Products business. Before joining Honeywell International/Allied Signal, he spent eight years at PriceWaterhouse, working both in the U.S. where he qualified as a U.S. Certified Public Accountant, and in Europe where he became a German Wirtschaftsprüfer. He holds a Degree in International Business from the University of Applied Science in Pforzheim, Germany.
Stephan Mitsdörffer	Age 47, has served as Vice President Finance, Chief Accounting Officer and Treasurer of Sirona since June 2014. From August 2007 to May 2014 he served as Vice President Finance Bensheim and Treasurer. Prior to that, he served as Senior Director Finance from 2004 until 2007 at CSL Behring AG in Berne, Switzerland. Before joining CSL Behring, Mr. Mitsdörffer served as Division CFO and Division Controller at Fresenius HemoCare from 1999 until 2003 in the Netherlands and in Germany. From 1993 until 1999 he last served as Division Controller at PerkinElmer in Germany. He holds a Commerce Degree from the University of Queensland, Australia.
Walter Petersohn	Age 49, has served as Executive Vice President of Sales since September 2010. From 2003 through September 2010, Mr. Petersohn was Vice President Sales for Sirona, where he oversaw the expansion of Sirona’s international presence into markets including China, Italy and Korea. Between 1999 and 2003, he served as Vice President Sales for Asia-Pacific and the Middle East and was responsible for the Company’s expansion into Japan and Australia. From 1995 to 1999, Mr. Petersohn was a Product Manager and Director of Marketing for Sirona’s Treatment Center Division. Mr. Petersohn received a Masters degree in history from the University of Würzburg, Germany and an MBA from the State University of New York at Albany.

Corporate Governance and Board Matters

Board Committees and Meetings

During fiscal 2015, the Board held fifteen meetings. At all Board meetings our independent directors meet separately without management present. All of the then current members of our Board attended the 2014 annual meeting of stockholders. The Company has no policy regarding director attendance at its Annual Meeting. A majority of the Board, consisting of Messrs. Beecken, Hood, Jetter, Kowaloff, Kraemer and Sullivan are “independent directors”, as such term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. The following table provides membership information as of September 30, 2015 for the Audit, Compensation and Nominating and Corporate Governance committees of our Board:

Name	Audit	Compensation	Nominating & Corporate Governance
David K. Beecken	X*
William K. Hood	X	X
Thomas Jetter			X
Arthur D. Kowaloff	X	X	X
Harry M. Jansen Kraemer, Jr.		X	X*
Jeffrey T. Slovin
Timothy P. Sullivan		X*	X

* Committee Chairperson

Below is a description of the Audit, Compensation, Nominating and Corporate Governance and Finance committees of our Board and information regarding committee meetings held in fiscal 2015.

Audit Committee. Our Audit Committee is currently composed of three directors, Messrs. Beecken (who serves as Chairman), Hood and Kowaloff, all of whom are independent directors as such term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules, and as required by the Audit Committee Charter. In addition, our Board has determined that each of Messrs. Hood and Kowaloff is an “audit committee financial expert,” as defined by the U.S. Securities and Exchange Commission (the “SEC”).

The primary function of the Audit Committee is to serve as an independent and objective party to oversee our accounting and financial reporting processes and internal control system; to pre-approve all auditing and non-auditing services to be provided by our independent auditor; to review and oversee the audit efforts of our independent auditor; and to provide an open avenue of communication among the independent auditor, financial and senior management and our Board. The Audit Committee has responsibility and authority, among other matters, to review with our management any financial information filed with the SEC or disseminated to the public; to establish and maintain procedures for receiving and treating complaints regarding accounting, internal accounting controls and auditing matters, and for the confidential anonymous submission by employees of concerns regarding these matters; to appoint, determine funding for and oversee our independent auditor; to review, in consultation with the independent auditor and our accounting personnel, the integrity of our financial reporting processes; and to review in advance any proposed transaction between us and any related party. A copy of our Audit Committee Charter can be found on our corporate website at www.sirona.com. The Audit Committee met eight times during the fiscal year ended September 30, 2015.

Compensation Committee. Our Compensation Committee is currently composed of four directors, Messrs. Sullivan (who serves as Chairman), Hood, Kowaloff and Kraemer, all of whom are independent directors as such term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules, and as required by the Compensation Committee Charter. The Compensation Committee is comprised solely of independent directors. The Compensation Committee has oversight responsibility relating to the compensation of our executive officers and directors and the administration of awards under our 2015 Long-Term Incentive Plan. In August 2011, our Board expanded the number of members of the Compensation Committee from three to four directors. On July 1, 2013, the Board amended and restated our Compensation Committee Charter to expand the responsibilities, duties and authority of the Compensation Committee in compliance with the new NASDAQ Listing Rules related to compensation committees. In particular, under the amended and restated Compensation Committee Charter, the Compensation Committee (i) has the authority, in its sole discretion, to retain or obtain the advice of a compensation consultant, legal counsel or other adviser, (ii) is directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel and other adviser, (iii) will receive appropriate funding, as determined by the Compensation Committee, for payment of reasonable compensation to a compensation consultant, legal counsel or any other adviser; and (iv) will select, or receive advice from, a compensation consultant, legal counsel or other adviser, other than in-house legal counsel, only after taking into consideration factors related to the independence of such compensation consultant, legal counsel or other adviser, as required by the NASDAQ Listing Rules. A copy of our amended and restated Compensation Committee Charter can be found on our corporate website at www.sirona.com. The Compensation Committee met six times during the fiscal year ended September 30, 2015.

Compensation Committee Interlocks and Insider Participation. No member of the Compensation Committee is an officer or employee, or former officer or employee, of our Company or any of our subsidiaries. No interlocking relationship existed during the fiscal year ended September 30, 2015 between the members of our Board or Compensation Committee and the board of directors or compensation committee of any other company, nor have any other “compensation committee interlocks” existed in the past.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee is currently composed of four directors, Messrs. Kraemer (who serves as Chairman), Jetter, Kowaloff and Sullivan, all of whom are independent directors as such term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules, and as required by the Nominating and Corporate Governance Charter. The Nominating and Corporate Governance Committee is comprised solely of independent directors. The former Nominating Committee was established by resolution of our Board on August 3, 2004. On July 30, 2010, our Board replaced the Nominating Committee with the Nominating and Corporate Governance Committee and reduced the number of members of the Nominating and Corporate Governance Committee to four directors. The functions of the Nominating and Corporate Governance Committee are to (i) establish criteria for selecting candidates for nomination to our Board and actively seek candidates who meet those criteria, (ii) recommend nominees to our Board and (iii) advise the Board on corporate governance matters and Board performance matters. The Nominating and Corporate Governance Committee will consider director candidates who have relevant business experience, are accomplished in their respective fields and who possess the skills and expertise to make a significant contribution to our Board, us and our stockholders. Director nominees should have relevant business or other experience, knowledge about issues affecting us and the ability and willingness to apply sound and independent business judgment. The Company’s Corporate Governance Guidelines provide that directors should be selected so that the Board is a diverse body, with diversity reflecting gender, ethnic background, country of citizenship and professional experience. The Nominating and Corporate Governance Committee does not discriminate on the basis of race, gender or ethnicity. The Nominating and Corporate Governance Committee will establish procedures by which it will exercise oversight of the evaluation of the Board and management. The Nominating and Corporate Governance Committee will also establish procedures for the Board, on at least an annual basis, to evaluate the Board’s performance and to make any recommendations to the Board that the Committee deems appropriate regarding improvements of the Board’s operations. The Nominating and Corporate Governance Committee will consider nominees for election or appointment to our Board that are recommended by stockholders, provided that a complete description of the nominees’ qualifications, experience and background, together with a statement signed by each nominee in which he or she consents to act as such, accompanies the recommendations. Such recommendations should be submitted in writing to the attention of the Nominating and Corporate Governance Committee, c/o Corporate Secretary, Sirona Dental Systems, Inc., 30-30 47th Avenue, Suite 500 Long Island City, NY 11101 and should not include self-nominations. A copy of our Nominating and Corporate Governance Committee Charter can be found on our corporate website at www.sirona.com. The Nominating and Corporate Governance Committee met three times in the fiscal year ended September 30, 2015.

Attendance at Board and Committee Meetings. Each of our directors attended all meetings of the Board during the fiscal year ended September 30, 2015. In addition, each of our directors attended all meetings held by all committees of the Board on which such director served during the fiscal year ended September 30, 2015.

Board of Directors and Management Following the Merger

Immediately following the effective time of the Merger, the board of directors of the combined company will consist of eleven members, including: (i) six of the directors of DENTSPLY immediately prior to the merger, to be selected by DENTSPLY, of which one will be Brett Wise and (ii) five of the directors of Sirona immediately prior to the merger, to be selected by Sirona, of which one will be Mr. Slovin. All other director designees of DENTSPLY and Sirona will qualify as “independent directors” under NASDAQ rules. Upon completion of the Merger, one director designated by Sirona will serve as the lead independent director of the combined company. As of the date of this joint proxy statement/prospectus, other than Mr. Wise, in the case of DENTSPLY, and Mr. Slovin, in the case of Sirona, neither DENTSPLY nor Sirona has made a determination as to which directors will be appointed to the board of directors of the combined company.

Upon completion of the merger, Mr. Wise will serve as executive chairman of the board of directors of the combined company and Mr. Slovin will serve as the chief executive officer of the combined company. Through the third anniversary of the effective date of the Merger, the board of directors of the combined company may only replace, remove, alter the responsibilities and authorities or grant conflicting responsibilities or authorities of Mr. Wise, Mr. Slovin, or the lead independent director, as applicable, by the affirmative vote of the greater of (i) at least 70% of the entire board of directors and (ii) eight directors.

The combined company’s management team will include from DENTSPLY, Christopher T. Clark (the current president and chief financial officer of DENTSPLY) as president and chief operating officer, technologies of the combined company, and James G. Mosch (the current executive vice president and chief operating officer of DENTSPLY) as president and chief operating officer, dental and healthcare consumables of the combined company, and from Sirona, Mr. Michel (the current executive vice president and chief financial officer of Sirona) as executive vice president and chief financial officer of the combined company. As of the date of this Form 10-K/A, other than Messrs. Wise, Clark and Mosch, in the case of DENTSPLY, and Messrs. Slovin and Ulrich, in the case of Sirona, neither DENTSPLY nor Sirona has made a determination as to which officers will be appointed to the management team of the combined company.

Corporate Governance Guidelines

The Board of Directors adopted Corporate Governance Guidelines, a copy of which is available on our Internet website at www.sirona.com. Our Corporate Governance Guidelines address topics such as (i) the role and responsibilities of the Board of Directors, (ii) the definition of independence, (iii) the selection of Board of Director nominees, (iv) Board membership criteria, (v) Board leadership, (vi) Board meetings, (vii) committees, (viii) director compensation, (ix) orientation and continuing education of directors, (x) management development and succession planning, (xi) attendance of directors at the Annual Meeting of Stockholders, (xii) directors’ access to management and independent advisors, (xiii) evaluation of the Board of Directors and committees and (xiv) submission of director resignations. The Corporate Governance Guidelines were revised in fiscal 2013 with the following changes: we included a director resignation policy which states that any nominee for director in an uncontested election who receives a greater number of votes “withheld” from his or her election than votes “for” such election is required to tender his or her resignation to the Board of Directors, and we added the position of senior independent director, who will be appointed annually by the independent directors, and who is responsible for presiding at all meetings of the Board at which the Chairman is not present, including executive sessions of the independent directors.

The Board of Directors also adopted Stock Ownership Guidelines to ensure that the interests of the executive officers and directors are aligned with those of stockholders. The individual stock ownership guideline level for each executive officer is equal to the number of shares equivalent to: (i) six (6) times the annual base salary for the Chief Executive Officer; or (ii) one (1) times the annual base salary of any executive officer other than the Chief Executive Officer. The individual stock ownership guideline level for each director is equal to the number of shares equivalent to five (5) times the annual cash retainer payable to such director. In addition to the ownership guidelines, each executive officer and director is required to retain an amount equal to 50% of the net shares received as a result of the exercise, vesting or payment of any Company granted equity until such time as the ownership guideline is met. A copy of the Stock Ownership Guidelines is available on our Internet website at www.sirona.com.

Code of Ethics

On June 2, 2004, by resolution of our Board, we adopted a code of ethics governing the conduct of our personnel, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the current code of ethics is available on our website at www.sirona.com. In addition, a free copy of the code may be obtained by stockholders upon request by contacting Jonathan Friedman, General Counsel of the Company, at (718) 482-2011.

In the event that any amendment is made to the code of ethics, and such amendment is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we shall disclose the nature of any such amendment on our website within four business days following the date of the amendment. In the event that we grant a waiver, including an implicit waiver, from a provision of the code of ethics, to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we shall disclose the nature of any such waiver, including the name of the person to whom the waiver is granted and the date of such waiver, on our website within four business days following the date of the waiver. Our website address is www.sirona.com.

Stockholder Communications with the Board of Directors

Historically, we have not adopted a formal process for stockholder communications with our Board. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by our Board or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe our responsiveness to stockholder communications to our Board has been excellent, and to date, we have not considered it necessary to adopt a formal process. Nevertheless, during the upcoming year the Board will continue to monitor whether it would be appropriate to adopt a formal process for stockholder communications with the Board.

Report of the Audit Committee of the Board of Directors

In executing its responsibilities, the Audit Committee has reviewed and discussed our audited financial statements with our management. The Audit Committee has also discussed with the Company’s independent auditor the overall scope and plans for their audits of the Company. Furthermore, the Audit Committee has discussed with our independent auditor the matters required to be discussed by SAS 61, as amended. In addition, the Audit Committee has received written disclosures and a letter from our independent auditor delineating all relationships between them and us, consistent with the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence, and has discussed with them matters pertaining to their independence. The Audit Committee also considered whether the additional services unrelated to audit services performed by KPMG during the fiscal year ended September 30, 2015 were compatible with maintaining their independence in performing their audit services. In addition, the Audit Committee met with the independent auditor, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

Based upon the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for filing with the SEC. The Audit Committee and Board of Directors have also recommended the selection of KPMG as our independent auditor for the fiscal year ending September 30, 2016.

From the members of the Audit Committee of Sirona Dental Systems, Inc.:

David K. Beecken, Chairman

William K. Hood

Arthur D. Kowaloff

Leadership Structure

Our Board is committed to adopting governance policies and practices that promote the most effective and ethical management of the Company. In addition, the Board believes that it is important to retain flexibility to determine the Company’s optimal leadership structure and to choose the best qualified person(s) to serve in the roles of Chief Executive Officer and Chairman of the Board. Consequently, after our former Chairman and Chief Executive Officer, Mr. Fischer, retired in February 2013, the Board determined that the designation of an independent, Non-Executive Chairman represented the optimal leadership structure for the Company. The directors believe that this role provides the Board with independent leadership and allows Mr. Slovin, the Company’s Chief Executive Officer, to concentrate on the Company’s business operations. Therefore, Mr. Jetter, who served as a director since April 2010, was appointed to the role of Non-Executive Chairman of the Board following our Annual Meeting on February 20, 2013.

We recognize that different board leadership structures may be appropriate for companies in different situations and believe that no one structure is suitable for all companies. Because the leadership structure that is appropriate for a company can also change over time, we intend to review our leadership structure annually to determine if it is the most appropriate one for the Company.

Risk Oversight

Our Board is responsible for overseeing the Company’s risk management process. The Board focuses on the Company’s general risk management strategy, the most significant risks facing the Company, and ensures that appropriate risk mitigation strategies are implemented by management. The Board is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters.

The Board has delegated to the Audit Committee oversight of the Company’s risk management process. Among its duties, the Audit Committee (a) reviews with management Company policies with respect to risk assessment and management of risks that may be material to the Company, including the risk of fraud, (b) reviews the integrity of the Company’s financial reporting processes, both internal and external, including reviewing management’s report on its assessment of the effectiveness of internal control over financial reporting as of the end of each fiscal year, (c) reviews the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures and (d) the Company’s compliance with legal and regulatory requirements. The Audit Committee is also responsible for reviewing major legislative and regulatory developments that could materially impact the Company’s contingent liabilities and risks. Our other Board committees also consider and address risk as they perform their respective committee responsibilities. All committees report to the full Board as appropriate, including when a matter rises to the level of a material or enterprise level risk.

The Company’s management is responsible for day-to-day risk management. Our Internal Audit area serves as the primary monitoring and testing function for company-wide policies and procedures, and manages the day-to-day oversight of the risk management strategy for the ongoing business of the Company. This oversight includes identifying, evaluating, and addressing potential risks that may exist at the enterprise, strategic, financial, operational, and compliance and reporting levels.

We believe the division of risk management responsibilities described above is an effective approach for addressing the risks facing the Company and that our Board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other of our equity securities. Specific due dates for these reports have been established, and we are required to disclose any failure to file by these dates during fiscal 2015. Our officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the fiscal year ended September 30, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.             EXECUTIVE COMPENSATION

 Equity Compensation Plan Information

The following table sets forth the following information, as of September 30, 2015, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance: the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of such options, warrants and rights; and, other than the securities to be issues upon the exercise of such options, warrants and rights, the number of securities remaining available for future issuance under the plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans approved by security holders	966,464	48.48	6,804,157
Equity compensation plans not approved by security holders	—	—	—
Total	966,464	48.48	6,804,157

Compensation of Directors

Periodically, the Compensation Committee retains compensation consultant Pearl Meyer (“PM”) to provide advice and recommendations with respect to specific compensation decisions concerning our non-employee directors. In May 2015, PM conducted a competitive benchmarking review and the Company adopted the following compensation program for fiscal 2016 to better align compensation levels and cash/equity mix with the market:

Non-Executive Director Board Cash Retainer

•	$60,000: Annual Cash Retainer

•	$100,000: Additional Annual Cash Retainer for the Non-Executive Chairman (Total cash retainer = $160,000)

Non-Executive Director Committee Cash Retainers

•	$20,000: Audit Chairman

•	$15,000: Compensation Chairman

•	$15,000: Corporate Governance and Nominating Committee Chairman

•	$10,000: Audit Committee Members

•	$7,500: Other Committee Members

Non-Executive Director Annual Equity Award

•	1,808 RSUs

All non-employee directors received director fees in fiscal 2015. Directors who are also our paid employees are not separately compensated for any services they provide as directors.

On May 12, 2015, Messrs. Beecken, Hood, Jetter, Kowaloff, Kraemer and Sullivan received an award of 1,808 RSUs pursuant to the Company’s 2015 Plan. The RSUs vest in three equal annual installments beginning on May 12, 2016. The compensation earned by our non-employee directors for the fiscal year ended September 30, 2015 is summarized as follows:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David K. Beecken	70,870	169,988	—	—	—	—	240,858
William K. Hood	68,368	169,988	—	—	—	—	238,356
Thomas Jetter	133,036	169,988	—	—	—	—	303,024
Arthur D. Kowaloff	72,404	169,988	—	—	—	—	242,392
Harry M. Jansen Kraemer, Jr.	69,902	169,988	—	—	—	—	239,890
Timothy P. Sullivan	70,870	169,988	—	—	—	—	240,858

(1)	These amounts reflect the grant date fair value of the restricted stock units calculated in accordance with applicable standards for financial statement reporting purposes for the fiscal year ended September 30, 2015 in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. The following are the aggregate number of unvested restricted stock units held by each of our non-employee directors as of September 30, 2015: Mr. Beecken: 3,860; Mr. Hood: 3,860; Mr. Jetter: 3,860; Mr. Kowaloff: 3,860; and Mr. Kraemer: 3,860; Mr. Sullivan: 3,860.

(2)	As of September 30, 2015, the number of stock options held by each non-employee director and the vesting of such options is as follows:

Name	Vested Stock Options	Unvested Stock Options	Total
David K. Beecken	—	—	—
William K. Hood	30,000	—	30,000
Thomas Jetter	—	—	—
Arthur D. Kowaloff	35,000	—	35,000
Harry M. Jansen Kraemer, Jr.	75,000	—	75,000
Timothy P. Sullivan	—	—	—

 Compensation of Executive Officers

Compensation Discussion and Analysis

Fiscal 2015 Performance Highlights reflect continued and sustained growth:

•	Revenue decreased -0.8% (but grew 9.8% on a local currency basis) to $1.161 billion. The United States grew at 9.2%, while revenues outside the United States decreased -5.1% as a result of currency fluctuations (but increased 10% on a local currency basis)

•	GAAP Gross profit up 1.0% to $648.2 million despite currency impact

•	GAAP Gross profit margin of 55.8% vs. 54.8% for Fiscal 2014

•	GAAP Diluted EPS up 5.6% ($3.30 vs. $3.13) and Non-GAAP Adjusted Diluted EPS up 8.4% ($3.98 vs. $3.67)

Fiscal 2015 Executive Compensation and Governance Highlights:

•	98% of shareholders voted FOR on Say-on-Pay in 2015

•	On September 15, 2015 the Board of Directors of both Sirona Dental Systems Inc. and DENTSPLY International Inc. unanimously approved a merger agreement under which the companies will combine in a merger of equals

•	All directors are independent other than the CEO. Non-employee directors attended all scheduled Board and Committee meetings

•	Transition to annual election of all Board members

•	Stock ownership requirements for executive officers and directors (6x base salary for CEO; 1x for other named executive officers (“NEOs”) and 5x annual cash retainer for directors) buttressed by a requirement to hold 50% of net shares until ownership guidelines are met

•	Minimum vesting on time-vested restricted shares/units of three years

•	Equity plan prohibits repricing, backdating, cash buyouts of underwater stock options and liberal share recycling

•	Double-trigger acceleration of equity awards upon Change in Control

•	No excise tax gross-ups

•	Compensation recoupment policy

Say-on-Frequency and Say-on-Pay

Consistent with the desire of the stockholders (per the Say-on-Frequency vote in early 2011), we have adopted the practice of conducting an annual non-binding advisory vote on NEO compensation. The Compensation Committee has and will continue to monitor the results of the annual advisory Say-on-Pay proposal and incorporate such results as one of many factors considered in connection with the discharge of its responsibilities, although no such factor is assigned a quantitative weighting. As in prior years, Sirona received near universal support for the our fiscal 2014 compensation program, we, in keeping with evolving corporate governance best practices continue to consider appropriate changes to our compensation program.

Independent Compensation Consultant

Since October 2007, the Compensation Committee has retained PM to provide advice and recommendations with respect to the competitiveness of our executive and director compensation programs. The Compensation Committee directly engaged PM to conduct competitive market assessments for our NEO group in fiscal 2008, 2011, 2012, 2013 and 2014. Additionally, PM was also engaged to provide competitive market assessments of our Non-Employee Director Compensation program in fiscal 2008, 2011, 2013 and 2015. PM has never performed any services other than executive and director compensation consulting for us, and performed its services only on behalf of and at the direction of the Compensation Committee.

The Compensation Committee believes that there was no conflict of interest between the compensation consultant and the Compensation Committee during the year ended September 30, 2015. In reaching this conclusion, the Compensation Committee has analyzed whether the work of PM as a compensation consultant has raised any conflict of interest, taking into consideration the following factors: (i) the provision of other services to us by PM; (ii) the amount of fees from us paid to PM as a percentage of PM’s total revenue; (iii) the policies and procedures of PM that are designed to prevent conflicts of interest; (iv) any business or personal relationship of PM or the individual compensation advisors employed by PM with any of our executive officers; (v) any business or personal relationship of the individual compensation advisors with any member of the Compensation Committee; and (vi) any of our stock owned by PM or the individual compensation advisors employed by PM.

Our Named Executive Officers for Fiscal 2015:

Executive	Title
Slovin, J.	President & CEO
Michel, U.	CFO
Friedman, J.	General Counsel & Secretary
Petersohn, W.	EVP, Sales
Berthan, R.	EVP

Compensation Philosophy: We do business in a competitive and dynamic industry. Our continued success in such an environment depends, in large part, on our ability to attract and retain talented senior executives. In order to align the compensation delivered to these executives with stockholder interests, a significant portion (approximately 80% of total target compensation) is variable (short- and long-term incentives) and based on corporate performance. As a result, the Compensation Committee’s compensation policies are designed to:

(i)           Provide a competitive level of compensation to attract and retain talented management;

(ii)          Reward senior executives for corporate performance;

(iii)         Align the interests of senior executives with our stockholders in order to maximize stockholder value;

(iv)         Motivate executive officers to achieve our business objectives; and

(v)         Reward individual performance.

To achieve these compensation objectives, the Compensation Committee has developed a compensation program for the NEOs generally consisting of base salary, annual cash bonus and long-term incentive compensation in the form of stock options, restricted shares/units and/or performance-contingent shares.

Target compensation levels for the NEOs approximate the market as follows:

•           Base Salary: 55th percentile of Market

•           Annual Cash Bonus: 65th percentile of Market

•           Long-term Incentive: 65th percentile of Market

Base salary levels are positioned just above market median to account for our greater product complexity and broader geographic reach. However, as mentioned above, compensation is primarily driven by incentive awards tied to our performance. As in past years, the Compensation Committee continues to believe that our growth targets justify positioning target incentive compensation (short- and long-term) at above-median levels.

The resulting target total compensation pay mix for the President and CEO, Jeffrey T. Slovin, is:

•           Base Salary: 15%

•           Annual Cash Bonus: 15%

•           Long-term Incentive: 70%

The average total compensation pay mix for the other NEOs is structured to be:

•           Base Salary: 23%

•           Annual Cash Bonus: 16%

•           Long-term Incentive: 61%

The Compensation Committee believes that placing heavier weight on long-term incentives helps ensure strong alignment with creating long-term value for stockholders.

Review of Market Data for Peer Companies

Compensation levels for our named executive officers are determined based on a number of factors, including a review of the compensation levels in the marketplace for similar positions. The Peer Group was generally consistent with the Peer Group established in 2007, but updated to take into account changes within the industries and our business. The current peer group (“Peer Group”) consists of the following companies and was not updated in fiscal 2015:

Align Technology Inc. CONMED Corporation The Cooper Companies Inc. DENTSPLY International Inc. Edward Lifesciences Corp.	Henry Schein Inc. Hill-Rom Holdings, Inc. Hologic, Inc. IDEXX Laboratories Inc. Integra LifeSciences Holdings	Nobel Biocare Holding AG Patterson Companies Inc. Resmed Inc. Steris Corporation Straumann Holding AG

*         NuVasive Inc., Orthofix International N.V. and Thoratec Corporation were removed from the peer group and Align Technology, Edward Lifesciences, Hill-Rom Holdings and Hologic were added to better reflect our size and performance.

Base Salaries (Short-term Fixed Pay)

The Compensation Committee generally reviews base salary levels on an annual basis and determines if increases are warranted to align with prevailing market levels. For fiscal 2015, the Company increased base salaries by 3% for NEOs to align with market-based merit increases. Note, fiscal 2015 values are lower for Messrs. Michel, Petersohn and Berthan as a result of the changing FX rate.

Executive	Fiscal 2014 Base Salary		Fiscal 2015 Base Salary		Increase %
Slovin, J.	$850,000		$875,500		3%
Michel, U.	$570,066	*	$497,144	*	—
Friedman, J.	$340,000		$350,200		3%
Petersohn, W.	$339,325	*	$295,919	*	—
Berthan, R.	$339,325	*	$295,919	*	—

*Salaries for Messrs. Michel, Petersohn and Berthan are converted from Euros at an average exchange rate of 1.35730 for fiscal 2014 and 1.14920 for fiscal 2015, respectively.

Non-Equity Performance Compensation (Short-Term Variable Pay)

The Compensation Committee believes that annual bonuses can serve an important function by adding a fiscal performance-based incentive to an executive’s compensation package. To that end, we maintain a bonus program for the NEOs: the Executive Bonus Plan (“Executive Plan”). As discussed in more detail below, the Fiscal 2015 bonus program is based on the following metrics: Sales growth (25%), Operating Income Margin (25%), Diluted EPS (25%) and Free Cash Flow (25%).

Executive Bonus Plan

The purpose of the Executive Plan is to provide to senior executive officers selected by the Compensation Committee cash bonus compensation that is (1) performance based and (2) competitive at target performance with the cash bonuses paid to similarly situated senior executives. The Compensation Committee annually determines target performance metrics based upon budgetary estimates of financial performance approved by the Board of Directors in the first quarter of each fiscal year. The target bonus amount of each participant is a percentage of such participant’s annual base salary.

The Compensation Committee determined for fiscal 2015 that the target bonus amounts were:

•        Mr. Slovin: 100% of base salary

•        Mr. Michel: 70% of base salary

•        Mr. Friedman: 60% of base salary

•        Mr. Petersohn: 70% of base salary

•        Mr. Berthan: 70% of base salary

Consistent with our compensation philosophy, target bonus amounts are within +/-15% of the market 65th percentile.

The financial performance metrics used to measure and reward performance under the Executive Plan has four major components: a Sales Growth Metric, an Operating Income Margin Metric, a Diluted Earnings Per Share Metric and a Free Cash Flow Metric.

Sales Growth Metric. Each participant would earn 25% of his or her target bonus if actual fiscal year 2015 Sales Growth achieved target of 8.0%. Sales Growth attainment below 4.0% would yield zero payout (Threshold) and Sales Growth at or above 10.0% would result in a capped payout of 2x target (Maximum); with payout levels interpolated on a straight-line basis based on performance attainment between threshold-target and target-maximum.

Fiscal 2015 Sales Growth	% of Target Bonus
Below 4.0%	0%
4.0%	12.5%
8%	25%
10.0%	50%
Greater than 10.0%	50%

Operating Income Margin Metric. Each participant would earn 25% of his or her target bonus if actual fiscal year 2015 Operating Income Margin achieved target of 24.0%. Operating Income Margin below 23.0% would yield zero payout (Threshold) and Operating Income Margin at or above 25.0% would result in a capped payout of 2x target (Maximum); with payout levels interpolated on a straight-line basis based on performance attainment between threshold-target and target-maximum.

Fiscal 2015 Operating Income Margin	% of Target Bonus
Below 23.0%	0%
23.0%	12.5%
24.0%	25%
25.0%	50%
Greater than 25.0%	50%

Diluted Earnings Per Share Metric. Each participant would earn 25% of his or her target bonus if actual fiscal year 2015 Adjusted Diluted EPS, as defined under the Executive Plan, achieved target of  $4.00. Diluted Earnings Per Share below $3.92 would yield zero payout (Threshold) and Diluted Earnings Per Share above $4.14 would result in a capped payout of 2x target (Maximum); with payout levels interpolated on a straight-line basis based on performance attainment between threshold-target and target-maximum.

Fiscal 2015 Diluted Earnings Per Share	% of Target Bonus
Below $3.92	0%
$3.92	12.5%
$4.00	25%
$4.14	50%
Greater than $4.14	50%

Free Cash Flow Metric. Each participant would earn 25% of his or her target bonus if actual fiscal year 2015 Free Cash Flow achieved target of $190 million. Free Cash Flow below $170 million would yield zero payout (Threshold) and Free Cash Flow at or above $210 million would result in a capped payout of 2x target (Maximum); with payout levels interpolated on a straight-line basis based on performance attainment between threshold-target and target-maximum.

Fiscal 2015 Free Cash Flow	% of Target Bonus
Below $170 million	0%
$170 million	12.5%
$190 million	25%
$210 million	50%
Greater than $210 million	50%

Final bonus payout is 100% formula-based (i.e., the sum of the payout levels attained on each of the performance metrics) with no element of individual performance considered in the award determination.

2015 Fiscal Year Performance and Bonus Results under Executive Plan. The fiscal 2015 results for the Sales Growth Metric, the Operating Income Margin Metric, the Diluted Earnings Per Share Metric and the Free Cash Flow Metric, as derived from our audited fiscal 2015 financial statements in accordance with the definitions approved by the Compensation Committee, were 8.8%, 22.7%, $3.98 and $188.9 million, respectively. After applying the calculations set forth in the charts above for performance below, at or above target, the Compensation Committee determined that the bonus payable to each of the participating named executive officers for each of the Sales Growth Metric, the Operating Income Margin Metric, the Diluted Earnings Per Share Metric and the Free Cash Flow Metric, as a percentage of target bonus, was approximately 140%, 0%, 87.50% and approximately 97.25%, respectively. Total payout was funded at 81.20%.

Pursuant to the foregoing, each of the covered executives earned the following:

Executive	Target Bonus	Actual Bonus Earned	Actual as % of Target
Slovin, J.	$875,500	$710,906	81.20%
Michel, U	€302,800	€245,890	81.20%
Friedman, J.	$210,120	$170,617	81.20%
Petersohn, W.	€180,250	€146,363	81.20%
Berthan, R.	€180,250	€146,363	81.20%

*            Note: bonus amounts for Mr. Michel, Mr. Berthan and Mr. Petersohn were paid in Euros. The rest were paid in U.S. dollars.

There are no payments under the Executive Plan to any person upon termination of employment (for any reason) or upon a change in control of the Company, however, participants may be eligible for such payments under their employment or other agreements with the Company. Please see “Employment Agreements” below.

Equity Awards (Long-term Variable Pay)

As discussed above, the Compensation Committee targets long-term incentive compensation at the 65th percentile of the Peer Group. Additionally, the Compensation Committee has determined that granting long-term incentives on an annual basis, rather than on a periodic basis, is more aligned with market practice and is in the best interest of stockholders.

In furtherance of our desire to award the appropriate mix of stock options, time-vested restricted stock/units and performance-based shares to its NEOs, in fiscal 2015 the Compensation Committee decided to grant an equity mix of stock options, time-vested restricted stock unit and performance units to each of the named executive officers in order to provide an appropriate balance between performance, desire for stockholder alignment and retention.

Our use of multiple equity vehicles aligns with our desire to align the long-term interests of our stockholders with our interests and those of our senior executives. Stock options are inherently performance-oriented and aligned with stockholder interest because stock price appreciation above the exercise price is required before an executive realizes any value. Unlike stock options, a restricted stock unit award has some value regardless of stock price volatility thereby enhancing retention during times of stock price volatility. This retention feature is further enhanced by requiring the first tranche (1/3rd) of restricted stock units to vest two years following the grant date and annually thereafter (as opposed to stock options which vest 25% one year following the grant date and 25% each year thereafter). Lastly performance units tied to absolute 3 year sales growth (25%), absolute 3 year EPS growth (25%) and relative 3 year total stockholder return performance (50%) versus the SPDR S&P Healthcare Equipment Index provide a direct alignment with business fundamentals and relative total stockholder return. Given their direct linkage to our financial and total stockholder return performance, these units have a payout potential ranging from 0-200% of the targeted number of granted units (see Grants of Plan-Based Awards table for actual grant amounts at target).

The long-term incentive equity mix for Fiscal 2015 reflects:

•	CEO

	–	Time-vested restricted stock:	30%

	–	Stock options:	30%

	–	Performance shares:	40%

•	Other NEOs

	–	Time-vested restricted stock:	40%

	–	Stock options:	25%

	–	Performance shares	35%

We do not publicly disclose specific long-term incentive plan targets on a prospective basis due to potential competitive harm. Revealing specific objectives prospectively would provide competitors and other third parties with insights into our confidential planning process and strategies, thereby causing competitive harm. Given that we are only in the second year of the performance share program, the result of the fiscal 2014 grant is not yet certain.

Compensation Recoupment Policy

In the event of a material restatement of our financial results, the Board will consider whether any executive officer received compensation based on the original financial statements because it appeared he or she achieved financial performance targets which in fact were not achieved based on the restatement. The Board will also consider the accountability of any executive officer whose acts or omissions were responsible in whole or in part for the events that led to the restatement and whether such acts or omissions constituted misconduct.

Possible actions of the Board may include the following: (i) the recoupment of all or part of any bonus or other compensation paid to the executive officer that was based upon the achievement of financial results that were subsequently restated, (ii) disciplinary actions, up to and including termination, and/or (iii) the pursuit of other available remedies.

Severance Payments and Change in Control

In March 2008, the Compensation Committee, after review of the competitive market assessment conducted by PM, determined that Mr. Slovin should receive payments of up to 24 months annual base salary and two times target bonus in the year of termination in the event that he was terminated without cause or if he terminated his employment for good reason. The Compensation Committee also decided that equity awards held in the Company by Mr. Slovin would be accelerated in the event of a change in control. Mr. Slovin’s employment agreement already provided for such acceleration of equity awards held by him.

On December 2, 2008, the Compensation Committee approved amendments to employment agreement of Mr. Slovin for the purposes of providing the revised severance and change in control benefits described in the paragraph above. Additionally, Mr. Slovin’s employment agreement was further amended to reflect his promotion to Chief Executive Officer.

On September 15, 2015, the Company amended Mr. Slovin’s employment agreement to provide for termination by Mr. Slovin for good reason if certain minimum compensation terms were not granted to Mr. Slovin in a new employment agreement effective the time of the Merger. For further detail see terms set forth under the section “Employment Agreements” below.

Other Compensation

Executive pension plans are common in European companies but are declining in the United States. In March 2008, the Compensation Committee, after review of the competitive market assessment conducted by PM, decided that Ms. Blank should be enrolled in a defined contribution retirement savings plan because she is not eligible to participate in the Company’s 401(k) plan. The Compensation Committee believes that such a retirement savings plan provides a competitive benefit to our Europe-based named executive officers. While such benefit was authorized by the Compensation Committee in fiscal 2008, the retirement saving plan became available to our Europe-based named executive officers during fiscal 2009. For a description of this plan, see “Nonqualified Defined Contribution and other Nonqualified Deferred Compensation.” The Compensation Committee also determined that the Company should provide payments on behalf of some named executive officers for private health care insurance coverage. In fiscal 2015, payment $37,403 was made on behalf of Mr. Slovin. The Compensation Committee also decided in March 2008, after review of the competitive market assessment conducted by PM, to continue the Company’s current practice of providing limited auto, housing and tax advisory services to its named executive officers. These perquisites facilitate the performance of our named executive officers’ managerial duties and provide for competitive total compensation when compared to the total compensation of the Peer Group.

Modification of Compensation Policies

The Omnibus Budget Reconciliation Act of 1993 includes potential limitations on tax deductions for compensation in excess of $1,000,000 paid to our executive officers. The Compensation Committee has analyzed the impact of this provision of the tax law on our compensation policies, has determined that historically the effect of this provision on the taxes paid by us has not and would not have been significant and has decided for the present not to modify our compensation policies based on such provision. In the event that a material amount of compensation might potentially not be deductible, it will consider what actions, if any, should be taken to seek to make such compensation deductible without compromising its ability to motivate and reward excellent performance.

Tax Equalization Agreements

In fiscal 2010, the Company entered into an agreement with Mr. Slovin providing for tax equalization. These payments were in recognition of the fact that such executive is required to spend an increased percentage of his time outside his home country and were designed to make him whole on an after-tax basis.

In connection with his September 2010 appointment to President of the Company, Mr. Slovin agreed to be relocated to Bensheim, Germany for two years. During the period of relocation, we agreed to make Mr. Slovin whole on an after-tax basis for German employment income and other applicable taxes on his remuneration in excess of the tax that he would owe if his income was subject only to federal, state and local taxation applicable to Mr. Slovin prior to his relocation. This tax equalization payment is calculated by the our outside accounting firm and paid with the monthly payroll. On October 1, 2012, we entered into a Letter Amendment to Mr. Slovin’s existing Amended and Restated Employment Agreement, providing that Mr. Slovin’s relocation to Bensheim, Germany will be extended until March 31, 2013. On May 7, 2013, we entered into an amendment to Mr. Slovin’s existing Amended and Restated Employment Agreement, providing that Mr. Slovin’s relocation to Germany is to be extended for a period to be determined within the sole discretion of Mr. Slovin. Furthermore, in the event that our housing, car lease, insurance, maintenance or tuition payments are deemed to be income to Mr. Slovin, Mr. Slovin will receive additional payments to make him whole on an after-tax basis.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provided above. Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the proxy statement and the Company’s Annual Report on Form 10-K for its 2015 fiscal year.

From the members of the Compensation Committee of Sirona Dental Systems, Inc.:

Timothy P. Sullivan, Chairman

William K. Hood

Harry M. Jansen Kraemer, Jr.

Arthur D. Kowaloff

Stockholder Approval of Executive Compensation

Pursuant to section 14A of the Securities Exchange Act, the Company provides stockholders with the opportunity to cast an advisory (non-binding) vote to approve the compensation of the Company’s named executive officers. As an advisory vote, this proposal is non-binding. However, the Board of Directors and the Compensation Committee value the opinions of stockholders and will consider the outcome of the vote when making future compensation decisions for the named executive officers. In light of the results of the stockholder’s non-binding advisory vote at the 2010 Annual Meeting with respect to the frequency with which stockholders will vote for the approval of the compensation of the Company’s named executive officers, the Company currently intends to hold an annual non-binding advisory vote on such named executive officer compensation.

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by the Company to or on behalf of named executive officers for services rendered during fiscal 2015, fiscal 2014 and fiscal 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)(2)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Jeffrey T. Slovin President and Chief Executive Officer and Director	2015 2014 2013	875,500 850,000 717,654	— — —	2,700,056 2,200,003 1,059,440		1,294,071 998,091 999,520		710,906 1,088,850 620,500	— — —	739,189 775,921 588,790	6,319,722 5,912,865 3,985,904

Ulrich Michel Executive Vice President and Chief Financial Officer	2015 2014 2013	497,144 530,686 —	— — —	899,990 100,007 1,625,411	(6)	298,619 — 1,794,680	(6)	282,577 511,178 —	— — —	426,925 723,400 —	2,405,255 1,865,271 3,420,091

Jonathan Friedman General Counsel and Secretary	2015 2014 2013	350,200 340,000 324,000	—	525,030 375,007 155,500		174,208 124,769 133,450		170,617 261,324 129,600	— — —	18,934 18,894 17,437	1,238,989 1,119,994 759,987

Walter Petersohn(5) Executive Vice President of Sales	2015 2014 2013	295,919 339,325 295,223	— — —	675,014 637,478 435,400		223,982 212,099 373,660		168,200 304,273 135,773	— — —	18,391 21,860 21,132	1,381,506 1,515,035 1,261,188

Rainer Berthan Executive Vice President of Operations	2015 2014 2013	295,919 339,325 288,662	— — —	675,014 637,478 —		223,982 212,099 —		168,200 304,273 183,694	— — —	12,648 13,780 11,656	1,375,763 1,506,955 484,012

(1)	Represents the aggregate grant date fair value calculated in accordance with applicable standards for financial statement reporting purposes for the fiscal years ended September 30, 2015, September 30, 2014 and September 30, 2013, in accordance with FASB ASC Topic 718. The assumptions used in calculating these amounts are set forth in Note 5, Employee Share-Based Compensation, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

(2)	2015, 2014 and 2013 amounts represent amounts earned in fiscal 2015, 2014 and fiscal 2013 by Mr. Slovin based on fiscal 2015, fiscal 2014 and fiscal 2013 performance under the Company’s Executive Plan.

Amounts earned by Mr. Slovin for fiscal 2015 were paid in December 2015, amounts earned by Mr. Slovin in fiscal 2014 were paid in December 2014, and amounts earned by Mr. Slovin in fiscal 2013 were paid in December 2013.

2015, 2014 and 2013 amounts represent amounts earned in fiscal 2015, 2014 and 2013 by Mr. Petersohn based on fiscal 2015, fiscal 2014 and fiscal 2013 performance under the Company’s Executive Plan. Amount paid to Mr. Petersohn for fiscal 2013 was paid from January until June 2014; amount for fiscal 2014 was paid from January until June 2015 and amount for fiscal 2015 is paid from January until June 2016.

2015 and 2014 amounts represent amounts earned in fiscal 2015 and fiscal 2014 by Mr. Friedman and Mr. Berthan based on fiscal 2015 and fiscal 2014 performances under the Company’s Executive Plan. 2014 amount paid to Mr. Friedman was paid in December 2014 and 2014 amount paid to Mr. Berthan was paid in December 2014. 2015 amount paid to Mr. Friedman was paid in December 2015 and 2015 amount paid to Mr. Berthan was paid in December 2015.

The amount stated for fiscal 2014 for Mr. Michel was paid from December 2014 until June 2015. The amount stated for fiscal 2015 for Mr. Michel was paid in December 2015.

(3)	Amount represent bonus payments made to Mr. Friedman (fiscal 2013) based upon performance under the Employee Profit Sharing Bonus Plan. Amount paid to Mr. Friedman for fiscal 2013 was paid in December 2013. The amount paid to Mr. Berthan (fiscal 2013) represents the bonus earned by Mr. Berthan in fiscal 2013 as agreed for the first year of his employment in his employment contract dated February 20, 2012.

(4)	Includes all other compensation as described in the following table:

Name	Year	Savings Plan Contribution(a)	Tax Advice(b)	Car Allowance(c)	Housing/Education Allowance		Healthcare Allowance(e)	Insurance Premiums(f)	Tax-related payments(g)	Total ($)

Jeffrey T. Slovin	2015 2014 2013	10,222 9,061 12,815	76,482 128,342 25,379	29,663 33,876 18,133	135,497 208,176 235,888	(d) (d) (d)	37,403 37,417 33,469	1,500 1,500 876	448,422 357,549 262,050	739,189 775,921 588,790

Ulrich Michel	2015 2014 2013	25,282 28,797 —	6,696 — —	15,875 16,129 —	154,792 305,774 —	(h) (h)	13,790 15,707 —	— — —	210,490 356,993 —	426,925 723,400 —

Jonathan Friedman	2015 2014 2013	7,925 7,885 7,946	— — —	9,600 9,600 8,615	— — —		— — —	1,409 1,409 876	— — —	18,934 18,894 17,437

Walter Petersohn	2015 2014 2013	— — —	— — —	18,391 21,860 21,132	— — —		— — —	— — —	— — —	18,391 21,860 21,132

Rainer Berthan	2015 2014 2013	— — —	— — —	12,648 13,780 11,656	— — —		— — —	— — —	— — —	12,648 13,780 11,656

(a)	Amounts for Mr. Slovin and Mr. Friedman reflect matching contributions under the Sirona Dental Systems 401(k) Savings Plan (the “Savings Plan”).

(b)	Represents the value of the tax advice given to Mr. Slovin and Mr. Michel.

(c)	Represents payments for car leases.

(d)	Represents (1) housing payments on a home in Germany for Mr. Slovin incurred by the Company on his behalf, (2) family education payments, including prepaid tuition expenses for the 2015-2016 school year and (3) relocation expenses for 2013.

(e)	Amounts for Mr. Slovin reflect the premiums paid by the Company to the Company’s International Health Insurance for Expatriates.

(f)	Includes an allowance for life insurance premiums payable by the named executive officer.

(g)	Represents the aggregate of tax equalization payments and tax ‘gross up,’ paid in respect of compensation or payments relating to the (i) Non-Equity Compensation Plan, tax advice, car allowance, housing/education allowance, and healthcare allowance for Mr. Slovin and (ii) tax ‘gross up’ for the savings plan contribution allowance, housing/education allowance and healthcare allowance for Mr. Michel.

(h)	Represents (1) a housing allowance, (2) family education payments, including prepaid tuition expenses for the 2015-2016 school year and (3) relocation expenses for 2013 and 2014.

(5)	Mr. Michel, Mr. Petersohn and Mr. Berthan were compensated in Euros. All 2015 amounts have been converted to U.S. dollars at an exchange rate of 1.14920, the average exchange rate for the fiscal year ended September 30, 2015, all 2014 amounts have been converted to U.S. dollars at an exchange rate of 1.35730, the average exchange rate for the fiscal year ended September 30, 2014, and all 2013 amounts have been converted to U.S. dollars at an exchange rate of 1.31210, the average exchange rate for the fiscal year ended September 30, 2013.

(6)	As part of Mr. Michel’s sign-on agreement dated July 29, 2013, he was awarded $1,625,411 in stock awards and $1,794,680 in option awards.

Employment Agreements

Mr. Slovin (President and Chief Executive Officer):

In June 2006, the Company entered into an employment agreement with Mr. Slovin that superseded his prior employment and other compensatory arrangements. The employment agreement was subsequently amended on December 2, 2008, September 20, 2010, October 1, 2012, May 7, 2013 and September 15, 2015 (collectively, the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Slovin currently serves as President and Chief Executive Officer. Throughout his employment, he will serve as a Director of the Company, subject to election by the stockholders. Mr. Slovin’s annual base salary for fiscal 2013 and 2014 was $850,000. Mr. Slovin’s annual base salary for fiscal 2015 was $875,500.Mr. Slovin is also eligible to receive a bonus under the Company’s 2014 Executive Bonus Plan, pursuant to which his bonus target shall be 100% of his then-current salary but can be as high as 200% of his annual base salary.

Pursuant to the Employment Agreement, in the event that the Company terminates Mr. Slovin’s employment agreement without cause (as defined in the Employment Agreement), or Mr. Slovin terminates his employment with good reason (as defined in the Employment Agreement), in each case, Mr. Slovin will be entitled to receive severance payments, consisting of his base salary in effect at the time of termination, paid for a period of 24 months, a payment of two times the target bonus he would otherwise have received during the year in which termination occurs, and health and welfare benefits for a maximum of 24 months following termination. In addition, Mr. Slovin agreed not to compete with the Company or solicit or hire any of its current employees or former employees who left employment within the previous six months, during his employment and for a period of twelve months thereafter.

Moreover, according to the Employment Agreement, “cause” is defined as any of the following events: (i) a majority, plus at least one, of the members of the Company’s Board of Directors, excluding employee, determines that (a) the employee has committed an act of fraud against the Company, or (b) the employee has committed an act of malfeasance, recklessness or gross negligence against the Company that is materially injurious to the Company or its customers; or (ii) the employee has materially breached the terms of his employment agreement; or (iii) the employee is indicted for, or convicted of, or pleads no contest to, a felony or a crime involving the employee’s moral turpitude. In addition, “good reason” is defined as any of the following events: (i) the Company reduces the amount of the employee’s base salary or bonus opportunity; (ii) the Company changes the employee’s titles or reduces his responsibilities in a manner that is materially inconsistent with the office he holds; (iii) the failure of employee to be a member of either the Company’s Board of Directors or the Company’s Executive Committee, if any or (iv) the Company’s election to provide notice to employee of its intention not to renew the initial term or any successive renewal term of the Employment Agreement. If Mr. Slovin desires to resign for Good Reason, he has agreed to provide the Company 30 to 90 working days notice prior to such resignation, and the Company shall have the opportunity to cure such conduct.

In addition, in connection with the Merger it is the intent of the parties to the Merger Agreement that Mr. Slovin serve as the chief executive officer of the ultimate parent company (“Parent”) following completion of the Merger pursuant to new compensation arrangements, to be reflected in a new employment agreement to be effective at the effective time of the Merger Agreement and as approved by Parent (the “New Agreement”). If, but only if, the final terms of the New Agreement offered to Mr. Slovin (A) do not provide total annual targeted direct compensation (i.e., base salary, annual bonus and long-term incentive) with a value of at least between $6,500,000 and $7,500,000 for a minimum of 3 years, (B) contain separation benefits which are less favorable than those contained in the current employment agreement, or (C) provide Mr. Slovin with separation benefits less favorable than those offered to the executive chairman of Parent, then following the Effective Time Mr. Slovin may terminate his employment for “good reason” subject to the notice and cure provisions set forth in the Employment Agreement. Mr. Slovin’s right to terminate for “good reason” under this paragraph shall terminate upon termination of the Merger Agreement.

Mr. Michel (Executive Vice President and Chief Financial Officer):

In July 2013, the Company entered into an employment agreement with Mr. Michel, pursuant to which Mr. Michel was hired as the Chief Financial Officer of the Company. Mr. Michel’s annual base salary is denominated in Euros. Mr. Michel’s annual base salary is denominated in Euros. Mr. Michel’s annual base salary for fiscal 2014 was €420,000 ($570,066 at an average exchange rate of 1.35730 for fiscal 2014). Mr. Michel’s annual base salary for fiscal 2015 was €432,600 ($497,144 at an average exchange rate of 1.14920 for fiscal 2015).

In addition to his base salary, Mr. Michel is eligible to receive an annual cash bonus under the Company’s Executive Bonus Plan, pursuant to which his bonus target shall be 70% of his then-current salary but can be as high as 140% of his annual base salary.

In the event the Company terminates Mr. Michel’s employment agreement for cause, Mr. Michel will have no right to any further compensation other than accrued amounts. “Cause” is defined as (i) conviction in a final judgment by a court of competent jurisdiction of a felony which involves dishonesty or moral turpitude; (ii) any willful act or omission that constitutes a material breach of the employment agreement or (iii) repeatedly engaging in any conduct in willful violation of any applicable written policy of the Company, which conduct, in the reasonable judgment of the Company, is materially detrimental to the business operations or reputation of the Company. The Company may also terminate Mr. Michel’s employment agreement without cause with 90 days’ written notice, in which case Mr. Michel will be entitled to receive severance payments, consisting of his base salary in effect at the time of termination, paid for a period of 24 months and the bonus at target he would have been eligible for during the period of 24 months. Pursuant to the employment agreement, Mr. Michel agreed not to compete with the Company or solicit or hire any of its employees who was an employee while Mr. Michel was employed with the Company, during his employment and for a period of twelve months thereafter.

Mr. Berthan (Executive Vice President of Operations):

In February 2012, the Company entered into an employment contract with Mr. Berthan, pursuant to which Mr. Berthan was hired as a Vice President of the Company. He was promoted to Executive Vice President of Operations responsible for the Company’s business segments on November 16, 2012. Mr. Berthan’s annual base salary is denominated in Euros. Mr. Berthan’s annual base salary for fiscal 2014 was €250,000 ($339,325 at an average exchange rate of 1.35730 for fiscal 2014). Mr. Berthan’s annual base salary for fiscal 2015 was €257,500 ($295,919 at an average exchange rate of 1.14920 for fiscal 2015).

In addition to his base salary, Mr. Berthan is eligible to receive an annual cash bonus under the Company’s Executive Bonus Plan, pursuant to which his bonus target shall be 70% of his then-current salary but can be as high as 140% of his annual base salary. The employment agreement may be terminated by either party upon fifteen months’ prior notice, with such termination going into effect as of the end of the calendar quarter. The Company may terminate Mr. Berthan’s employment at any time but will still be obligated to pay his compensation in accordance with the employment contract.

Mr. Friedman (General Counsel and Corporate Secretary):

In August 2007, the Company entered into an offer of employment letter agreement with Mr. Friedman. Under the terms of this agreement, Mr. Friedman is employed as the Company’s General Counsel. He is also our Corporate Secretary. Mr. Friedman’s annual base salary for fiscal 2013 and 2014 was $324,000 and $340,000, respectively. Mr. Friedman’s annual base salary for fiscal 2015 was $350,200. In addition to his base salary, Mr. Friedman is eligible to receive an annual cash bonus under the Executive Bonus Plan, pursuant to which his bonus target shall be 60% of his then-current salary but can be as high as 120% of his annual base salary. If Mr. Friedman’s employment with the Company is terminated other than for cause, Mr. Friedman is eligible to receive one year of base salary severance provided that he make himself available to work as a full-time consultant to the Company for the first three months following termination of employment. Mr. Friedman also receives a monthly car allowance.

Mr. Petersohn (Executive Vice President of Sales):

In October 2007, the Company entered into an employment agreement with Mr. Petersohn. Mr. Petersohn was promoted to Executive Vice President of Sales on September 20, 2010. Mr. Petersohn’s annual base salary is denominated in Euros. Mr. Petersohn’s annual base salary for fiscal 2013 and 2014 was €225,000 ($295,223 at an average exchange rate of 1.31210 for fiscal 2013) and €250,000 ($339,325 at an average exchange rate of 1.35730 for fiscal 2014), respectively. Mr. Petersohn’s annual base salary for fiscal 2015 was €257,500 ($295,919 at an average exchange rate of 1.14920 for fiscal 2015).

In addition to his base salary, Mr. Petersohn is eligible to receive an annual cash bonus under the Executive Bonus Plan, pursuant to which his bonus target shall be 70% of his then-current salary but can be as high as 140% of his annual base salary. The employment agreement may be terminated by Mr. Petersohn with a six-month notice period and a 12 month non-compete and by the Company with an 18-month notice period. In addition, either party may terminate the employment agreement for cause.

Grants of Plan-Based Awards for fiscal year ended September 30, 2015

The following table shows all plan-based awards granted to the named executive officers during the fiscal year ended September 30, 2015.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date(1)	Board Approval Date	Target ($)	Maximum ($)

Jeffrey T. Slovin	11/25/2014	11/17/2014	875,500	1,751,000	31,396(2)	56,522	86.00	3,994,127

Ulrich Michel	11/25/2014	11/17/2014	347,978	695,956	10,465(3)	13,043	86.00	1,198,609

Jonathan Friedman	11/25/2014	11/17/2014	210,120	420,240	6,105(4)	7,609	86.00	699,238

Walter Petersohn	11/25/2014	11/17/2014	207,143	414,286	7,849(5)	9,783	86.00	898,996

Rainer Berthan	11/25/2014	11/17/2014	207,143	414,286	7,849(5)	9,783	86.00	898,996

(1)	For a discussion of amounts earned by Mr. Slovin, Mr. Michel, Mr. Friedman, Mr. Petersohn and Mr. Berthan, see “Non-Equity Performance Compensation (Short-term Variable Pay) - 2015 Fiscal Performance and Bonus Results under Executive Plan.” The Target Amount is the full year amount payable upon achievement of target performance of the measures defined in the Executive Plan. The Maximum Amount is twice the Target Amount, pursuant to the terms of the Executive Plan. Mr. Michel, Mr. Petersohn, and Mr. Berthan are compensated in Euros.

(2)	Includes 15,116 RSUs, 8,140 PSUs and 8,140 MSUs. Based upon achievement of performance hurdles an individual can achieve 0 - 200% target grant for the PSUs and MSUs.

(3)	Includes 6,279 RSU’s, 2,093 PSUs and 2,093 MSUs. Based upon achievement of performance hurdles an individual can achieve 0 - 200% target grant.

(4)	Includes 3,663 RSUs, 1,221 PSUs and 1,221 MSUs. Based upon achievement of performance hurdles an individual can achieve 0 - 200% target grant for the PSUs and MSUs.

(5)	Includes 4,709 RSUs, 1,570 PSUs and 1,570 MSUs. Based upon achievement of performance hurdles an individual can achieve 0 - 200% target grant for the PSUs and MSUs.

Outstanding Equity Awards at fiscal year end September 30, 2015

The following table provides information regarding the outstanding equity awards held by each named executive officer as of September 30, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(8)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(8)
Jeffrey T. Slovin(11)	75,000	—	—	11.90	12/8/2018	—	—	—	—
	20,625	6,875	—	40.03	11/22/2021	—	—	—	—
	10,000	10,000	—	62.20	11/20/2022	—	—	—	—
	12,000	12,000	—	70.23	2/20/2023	—	—	—	—
	12,303	36,910	—	67.59	11/26/2023	—	—	—	—
	—	56,522	—	86.00	11/25/2024	—	—	—	—
	—	—	—	—	—	3,668(1)	342,371	—	—
	—	—	—	—	—	5,360(2)	500,302	—	—
	—	—	—	—	—	5,334(3)	497,876	—	—
	—	—	—	—	—	14,795(4)	1,380,965	18,011(9)	1,681,147
	—	—	—	—	—	15,116(5)	1,410,927	16,280(10)	1,519,575
Ulrich Michel	45,563	31,871	—	68.10	7/29/2023	—	—	—	—
	—	13,043	—	86.00	11/25/2024	—	—	—	—
	—	—	—	—	—	6,279(5)	586,082	—	—
	—	—	—	—	—	12,776(6)	1,192,512	—	—
	—	—	—	—	—	—	—	1,501(9)	140,103
	—	—	—	—	—	—	—	4,186(10)	390,721
Jonathan Friedman	—	1,407	—	40.03	11/22/2021	—	—	—	—
	—	3,126	—	62.20	11/20/2022	—	—	—	—
	—	4,614	—	67.59	11/26/2023	—	—	—	—
	—	7,609	—	86.00	11/25/2024	—	—	—	—
	—	—	—	—	—	752(1)	70,192	—	—
	—	—	—	—	—	1,675(2)	156,345	—	—
	—	—	—	—	—	3,699(4)	345,265	1,876(9)	175,106
	—	—	—	—	—	3,663(5)	341,904	2,442(10)	227,936
Walter Petersohn	7,154	—	—	11.73	12/13/2016	—	—	—	—
	11,492	—	—	11.73	12/11/2017	—	—	—	—
	20,000	—	—	11.90	12/8/2018	—	—	—	—
	11,250	3,750	—	40.03	11/22/2021	—	—	—	—
	8,750	8,750	—	62.20	11/20/2022	—	—	—	—
	2,614	7,844	—	67.59	11/26/2023	—	—	—	—
	—	9,783	—	86.00	11/25/2024	—	—	—	—
	—	—	—	—	—	2,002(1)	186,867	—	—
	—	—	—	—	—	4,690(2)	437,765	—	—
	—	—	—	—	—	6,288(4)	586,922	3,189(9)	297,661
	—	—	—	—	—	4,709(5)	439,538	3,140(10)	293,088
Rainer Berthan	4,500	4,500	—	44.77	7/2/2022	—	—	—	—
	—	7,844	—	67.59	11/26/2023	—	—	—	—
	—	9,783	—	86.00	11/25/2024	—	—	—	—
	—	—	—	—	—	4,000(7)	373,360	—	—
	—	—	—	—	—	6,288(4)	586,922	3,189(9)	297,661
	—	—	—	—	—	4,709(5)	439,538	3,140(10)	293,088

(1)	The total number of unvested RSUs is comprised of seven grants. The first grant from November 22, 2011 vests over four years with one-third vesting on each of November 22, 2013, November 22, 2014 and November 22, 2015.

(2)	The second grant from November 22, 2012 vests over four years with one-third vesting on each of November 22, 2014, November 22, 2015 and November 22, 2016.

(3)	The third grant from February 20, 2013 vests over four years with one-third vesting on each of February 20, 2015, February 20, 2016 and February 20, 2017.

(4)	The fourth grant from November 26, 2013 vests over four years with one-third vesting on each of November 26, 2015, November 26, 2016, and November 26, 2017.

(5)	The fifth grant from November 25, 2014 vests over five years with one-fifth vesting on each of November 25, 2015, November 25, 2016, November 25, 2017, November 25, 2018, and November 25, 2019.

(6)	The sixth grant from July 29, 2013 vests over three years with amounts vesting on February 14, 2014, February 22, 2014, May 25, 2014, July 29, 2014, February 14, 2015, July 29, 2015, February 29, 2016, and July 29, 2016.

(7)	The seventh grant from July 2, 2012 vests over four years with one-third vesting on each of January 1, 2015, July 2, 2015 and July 2, 2016.

(8)	Represents the market value of unvested restricted or performance-based stock units calculated by multiplying the number of units held by the closing market price of our Common Stock on September 30, 2015.

(9)	Performance-based restricted stock units shall vest in their entirety in November 2016, provided that the Company has achieved certain established EBITDA levels. See “Equity Awards (Long-term Variable Pay)”.

(10)	Performance-based restricted stock units shall vest in their entirety in November 2017, provided that the Company has achieved certain established EBITDA levels. See “Equity Awards (Long-term Variable Pay)”.

(11)	Mr. Slovin received 1,130,000 options in connection with the acquisition of Schick Technologies, Inc. on September 25, 2005. The options vested pro rata on a daily basis over a four-year period commencing with the close of the acquisition on June 20, 2006. The exercise price of these options was $25.10. Exchanged options began vesting on March 30, 2010 at the same percentage as the options surrendered at the close of the exchange. On March 30, 2010, 478,539 options vested. Any unvested options continued to vest pro rata on a daily basis until June 20, 2011.

Option exercises and stock vested for fiscal year ended September 30, 2015

	Options		Restricted Stock Units
	Shares Acquired on Exercise	Value Realized on Exercise(1) ($)	Shares Acquired on Vesting	Value Realized on Vesting ($)
Jeffrey T. Slovin	562,735	45,677,200	15,140	1,293,851
Ulrich Michel	—	—	3,801	369,949
Jonathan Friedman	4,506	169,373	2,908	244,698
Walter Petersohn	—	—	6,977	609,580
Rainer Berthan	11,614	446,844	8,000	749,320

(1)	Calculated by multiplying the number of exercised stock options by the difference between the exercise price of those options and the closing market price of our Common Stock on the date of exercise.

Pension Benefits

None of the named executive officers participate in a defined benefit pension plan.

Nonqualified Defined Contribution and other Nonqualified Deferred Compensation

Mr. Michel participates in a defined contribution retirement savings plan (the “Defined Contribution Plan”). While such benefit was authorized by the Compensation Committee in fiscal 2008, no contributions have been made to any of current NEOs.

Employer contributions are used to make payments on an insurance policy. Pursuant to the terms of the policy, the accumulated benefit bears interest as determined pursuant to the insurance policy. This policy has been pledged to the beneficiaries. The only payments to which the beneficiaries are entitled are the proceeds of the insurance policy and the employer has no further obligation. Beginning on the first month following the 65th birthday of such executive, the benefits under the Defined Contribution Plan become automatically due and payable. The executive may also elect to have such benefits begin at any time after his or her 60th birthday. If the executive elects to receive benefits early, the accumulated funds are converted into a retirement pension using actuarial methods at that time. In the case of inability to work, the surrender value of the insurance becomes due and payable. If the executive dies prior to retirement a fully insured death lump sum is converted into an annuity for the executive’s spouse. If the executive dies following retirement, 60% of the accumulated benefit is converted into an annuity for the executive’s spouse. If the beneficiary leaves the Company prior to reaching retirement age, the accumulated benefit is paid to the executive when the executive reaches the normal retirement age. Alternatively, a private continuation of the contract can be agreed.

Nonqualified Defined Compensation
	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(2)
Jeffrey T. Slovin	—	—	—	—	—
Ulrich Michel	—	—	—	—	—
Jonathan Friedman	—	—	—	—	—
Walter Petersohn	—	—	—	—	—
Rainer Berthan	—	—	—	—	—

(1)	These amounts are included in the named executive officer’s compensation for the current fiscal year, as reported in the Summary Compensation Table.

(2)	The aggregate balance at year end represents the guaranteed policy reserve, which is the surrender value of the insurance contract.

Potential Payments upon Termination or Change in Control

The following tables provide information on the compensation payable to each named executive officer upon voluntary termination, disability, death, termination for cause or upon a change in control. The amounts shown assume that the termination was effective as of September 30, 2015 and are estimates of the amounts that would be paid to the named executive officer upon his or her separation from the Company. The actual amounts to be paid to each named executive officer can only be determined at the time of such person’s separation from the Company. See “Employment Agreements.”

Name	Benefit	Termination without Cause or for Good Reason		Disability		Death		Termination for Cause	Voluntary Termination	Change in Control
Jeffrey T. Slovin	Salary Continuation	$1,751,000	1)	—		—		—	—	—
	Bonus	$1,751,000	(2)	—		—		—	—	—
	Health and Welfare Benefits	$142,425	(3)	—		—		—	—	—
	Stock Option Acceleration	$2,320,530	(5)	$2,320,530	(5)	$2,320,530	(5)	—	—	$2,320,530	(6)
	RSU Acceleration	—		$4,132,442	(4)	$4,132,442	(4)	—	—	$4,132,442	(7)
	Performance-Based RSUs Acceleration	—		$3,200,722		$3,200,722		—	—	$6,401,444	(8)
	Other	$112,951	(9)	—		—		—	—	—

(1)	Represents Mr. Slovin’s annual base salary as in effect on September 30, 2015 for a period of 24 months following termination without cause or termination for good reason. For any termination event, Mr. Slovin would also receive a lump sum payment equal to value of accrued, but unused, vacation days.

(2)	The bonus is 2 times the target bonus Mr. Slovin would have otherwise received during the year in which the termination occurred

(3)	Represents health and medical benefits for a period of 24 months following termination without cause or termination for good reason, including gross-up amounts.

(4)	Pursuant to the terms of the 2006 Plan, if Mr. Slovin dies, becomes disabled or retires, all restrictions on unvested restricted stock units granted to Mr. Slovin shall lapse.

(5)	If Mr. Slovin’s employment is terminated by the Company without cause or for good reason or Mr. Slovin dies or becomes permanently disabled, unvested options held by Mr. Slovin shall immediately vest and become exercisable.

(6)	Represents the value of unvested stock options as of September 30, 2015, calculated by multiplying the number of unvested stock options by the difference between the exercise price of those options and the closing market price of our Common Stock on September 30, 2015.

(7)	Represents the value of unrestricted stock units as of September 30, 2015, calculated by multiplying the number of unvested restricted stock units by the closing market price of our Common Stock on September 30, 2015.

(8)	Pursuant to the terms of his outstanding PSU agreements, Mr. Slovin will receive 200% of the PSU shares granted in the event of a change of control.

(9)	Reflects car allowance for 24 months, including gross-up amounts.

Name	Benefit	Termination without Cause		Disability(5)		Death		Termination for Cause	Change in Control
Ulrich Michel	Salary	$994,288	(1)	$76,484		—		—	—
	Bonus	$696,001	(6)	$53,539		—		—	—
	Stock Option Acceleration	$900,160	(7)	$900,160	(7)	$900,160	(7)	—	$900,160	(2)
	RSU Acceleration	—		$1,778,594	(3)	$1,778,59	(3)	—	$1,778,594	(4)
	Performance-Based RSUs Acceleration	—		$530,825		$530,825		—	$1,061,649	(8)

(1)	Represents 24 months of Mr. Michel’s base salary as of September 30, 2015. Mr. Michel in compensated in Euros. All amounts have been converted to U.S. dollars at an exchange rate of 1.14920, the average exchange rate for the fiscal year ended September 30, 2015.

(2)	Represents the value of unvested stock options as of September 30, 2015, calculated by multiplying the number of unvested stock options by the difference between the exercise price of those options and the closing market price of our Common Stock on September 30, 2015.

(3)	Pursuant to the terms of the 2006 Plan, if Mr. Michel dies, becomes disabled or retires, all restrictions on unvested restricted stock units granted to Mr. Michel shall lapse.

(4)	Represents the value of unrestricted stock units as of September 30, 2015, calculated by multiplying the number of unvested restricted stock units by the closing market price of our Common Stock on September 30, 2015.

(5)	Pursuant to the terms of his employment agreement, in the event of Mr. Michel’s illness the Company shall pay Mr. Michel pursuant to the terms of statutory and contractual arrangements. The above numbers represents 6 weeks of full remuneration and 4 weeks of half remuneration.

(6)	Represents the annual bonus at target for two years.

(7)	If Mr. Michel’s employment is terminated by the Company without cause or for good reason or Mr. Michel dies or becomes permanently disabled, unvested options held by Mr. Michel shall immediately vest and become exercisable.

(8)	Pursuant to the terms of his outstanding PSU agreements, Mr. Michel will receive 200% of the PSU shares granted in the event of a change of control.

Name	Benefit	Termination without Cause		Disability		Death		Termination for Cause	Change in Control
Jonathan Friedman	Salary	$350,200	(1)	—		—		—	—
	Stock Option Acceleration	—		—		—		—	$347,011	(2)
	RSU Acceleration	—		$913,705	(3)	$913,705	(3)	—	$913,705	(4)
	Performance-Based RSUs Acceleration	—		$403,042		$403,042		—	$806,084	(5)

(1)	Represents 12 months of Mr. Friedman’s base salary as of September 30, 2015, payable if Mr. Friedman makes himself available as a full-time consultant to the Company for the three months after termination of employment.

(2)	Pursuant to the terms of the 2006 Plan, if there is a Change in Control (as defined in the 2006 Plan) and Mr. Friedman’s employment is terminated by the Company without cause, Mr. Friedman dies, becomes disabled or retires, or Mr. Friedman terminates his employment for Good Reason (as defined in the 2006 Plan), within 12 months of a change in control, unvested options held by Mr. Friedman will immediately vest. Represents the value of unvested stock options as of September 30, 2015, calculated by multiplying the number of unvested stock options by the difference between the exercise price of those options and the closing market price of our Common Stock on September 30, 2015.

(3)	Pursuant to the terms of the 2006 Plan, if Mr. Friedman dies, becomes disabled or retires, all restrictions on unvested restricted stock units granted to Mr. Friedman shall lapse.

(4)	Represents the value of unrestricted stock units as of September 30, 2015, calculated by multiplying the number of unvested restricted stock units by the closing market price of our Common Stock on September 30, 2015.

(5)	Pursuant to the terms of his outstanding PSU agreements, Mr. Friedman will receive 200% of the PSU shares granted in the event of a change of control.

Name	Benefit	Voluntary Termination/ Termination without Cause(1)		Termination with Good Reason(4)		Disability(5)	Death	Termination for Cause(6)	Change in Control
Walter Petersohn	Salary	$443,879	(2)	$443,879	(2)	$56,908	—	—	—
	Bonus	$310,725	(3)	$310,725	(3)	$39,837	—	—	—
	Stock Option Acceleration	—		—		—	—	—	$746,178	(7)
	RSU Acceleration	—		—		—	—	—	$1,651,091	(8)
	Performance-Based RSUs Acceleration	—		—		$590,749	$590,749	—	$1,181,498	(9)
	Defined Contribution Plan	—		—		—	—	—	—
	Other(10)	$27,587		$27,587		$3,537	—	—	—

(1)	Reflects amounts payable to Mr. Petersohn in the event of termination by Mr. Petersohn or by the Company, in each case without cause and without good reason, with a six-month notice period and a 12 month non-compete if Mr. Petersohn terminates and with an 18 month notice period if the Company terminates, provided the terms of a non-compete provision of his employment agreement are complied with for a period of 18 months following the delivery of a termination notice. Amounts include payments made during the term of the employment agreement for services rendered under the employment agreement (i.e. between the notice of termination and the end of services under Mr. Petersohn’s employment agreement).

(2)	Represents Mr. Petersohn’s annual salary, as in effect on September 30, 2015, for a period of 18 months. Mr. Petersohn was compensated in Euros. All amounts have been converted to U.S. dollars at an exchange rate of 1.14920, the average exchange rate for the fiscal year ended September 30, 2015.

(3)	Represents the target bonus amount pursuant to the Executive Plan, as in effect on September 30, 2015, for a period of 18 months.

(4)	Reflects amounts payable to Mr. Petersohn in the event of termination by Mr. Petersohn for good reason, without cause and with a six month notice period provided the terms of a non-compete provision of his employment agreement are complied with for a period of 18 months following the delivery of a termination notice. Amounts reflected include payments made during the term of the employment agreement for services rendered under the employment agreement (i.e. between the notice of termination and the end of services under Mr. Petersohn’s employment agreement).

(5)	Pursuant to the terms of his employment agreement, in the event of Mr. Petersohn’s illness the Company shall pay Mr. Petersohn pursuant to the terms of statutory and contractual arrangements. The above numbers represents 6 weeks of full remuneration and 8 weeks of half remuneration.

(6)	Cause as defined by Austrian law.

(7)	Represents the value of unvested stock as of September 30, 2015, calculated by multiplying the number of unvested stock options by the difference between the exercise price of those options and the closing market price of our Common Stock on September 30, 2015.

(8)	Represents the value of unrestricted stock units as of September 30, 2015, calculated by multiplying the number of unvested restricted stock units by the closing market price of our Common Stock on September 30, 2015.

(9)	Pursuant to the terms of his outstanding PSU agreements, Mr. Petersohn will receive 200% of the PSU shares granted in the event of a change of control.

(10)	Reflects car allowance for 18 months.

Name	Benefit	Voluntary Termination/ Termination without Cause(1)		Termination with Good Reason(4)		Disability(5)	Death	Termination for Cause(6)	Change in Control
Rainer Berthan	Salary	$443,879	(2)	$443,879	(2)	$34,145	—	—	—
	Bonus	$310,725	(3)	$310,725	(3)	$23,902	—	—	—
	Stock Option Acceleration	—		—		—	—	—	$492,355	(7)
	RSU Acceleration	—		—		—	—	—	$2,581,318	(8)
	Performance-Based RSUs Acceleration	—		—		$590,749	$590,749	—	$1,181,498	(9)
	Defined Contribution Plan	—		—		—	—	—	—
	Other(10)	$18,972		$18,972		$1,459	—	—	—

(1)	Reflects amounts payable to Mr. Berthan in the event of termination by Mr. Berthan or by the Company, in each case without cause and without good reason, with a 15-month notice period to the end of a quarter. Amounts include payments made during the term of the employment agreement for services rendered under the employment agreement (i.e. between the notice of termination and the end of services under Mr. Berthan’s employment agreement).

(2)	Represents Mr. Berthan’s annual salary, as in effect on September 30, 2015, for a period of 18 months. Mr. Berthan was compensated in Euros. All amounts have been converted to U.S. dollars at an exchange rate of 1.14920, the average exchange rate for the fiscal year ended September 30, 2015.

(3)	Represents the target bonus amount for a period of 18 months pursuant to the Executive Plan as agreed in his employment agreement dated February 20, 2012.

(4)	Reflects amounts payable to Mr. Berthan in the event of termination by Mr. Berthan for good reason, without cause and with a six month notice period provided the terms of a non-compete provision of his employment agreement are complied with for a period of 18 months following the delivery of a termination notice. Amounts reflected include payments made during the term of the employment agreement for services rendered under the employment agreement (i.e. between the notice of termination and the end of services under Mr. Berthan’s employment agreement).

(5)	Pursuant to the terms of his employment agreement, in the event of Mr. Berthan’s illness the Company shall pay Mr. Berthan pursuant to the terms of statutory and contractual arrangements. The above numbers represents 6 weeks of full remuneration.

(6)	Cause as defined by German law.

(7)	Represents the value of unvested stock as of September 30, 2015, calculated by multiplying the number of unvested stock options by the difference between the exercise price of those options and the closing market price of our Common Stock on September 30, 2015.

(8)	Represents the value of unrestricted stock units as of September 30, 2015, calculated by multiplying the number of unvested restricted stock units by the closing market price of our Common Stock on September 30, 2015.

(9)	Pursuant to the terms of his outstanding PSU agreements, Mr. Berthan will receive 200% of the PSU shares granted in the event of a change of control.

(10)	Reflects car allowance for 18 months.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 2, 2015, certain information regarding the ownership of Sirona common stock by (1) each of Sirona’s named executive officers and directors; (2) all of Sirona’s executive officers and directors as a group; and (3) persons who are beneficial owners of more than five percent of Sirona common stock:

Name	Number of Shares Beneficially Owned(1)	Percentage of Outstanding Shares
Generation Investment Management LLP(2)	4,002,423	7.2%
Vanguard Group, Inc.(3)	3,808,622	6.8%
Blackrock Institutional Trust Company, N.A.(4)	3,524,198	6.3%
Neuberger Berman Group LLC(5)	3,413,065	6.1%
T.Rowe Price Associates, Inc.(6)	3,086,796	5.5%
Ruane, Cunniff & Goldfarb, Inc.(7)	2,826,405	5.1%
Jeffrey T. Slovin(8)	480,498	*
Ulrich Michel(9)	59,625	*
Jonathan Friedman(10)	72,975	*
Walter Petersohn(11)	89,070	*
Rainer Berthan(12)	15,077	*
David K. Beecken(13)	18,255	*
William K. Hood(14)	56,588	*
Thomas Jetter(15)	8,922	*
Arthur D. Kowaloff(16)	48,255	*
Harry M. Jansen Kraemer, Jr.(17)	80,190	*
Timothy P. Sullivan(18)	5,190	*
All current executive officers and directors as a group (13 persons)(19)	1,416,394	2.5%

*             Less than 1%

(1)	Beneficial ownership is determined in accordance with rules of the SEC and includes voting power and/or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of December 2, 2015 are deemed outstanding for computing the number and the percentages of outstanding shares beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(2)	According to a Schedule 13F filed by Generation Investment Management LLP with the SEC for the quarter ended September 30, 2015.

(3)	According to a Schedule 13F filed by Vanguard Group, Inc. with the SEC for the quarter ended September 30, 2015. The address for Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355-2331.

(4)	According to a Schedule 13F filed by BlackRock Institutional Trust Company, N.A. with the SEC for the quarter ended September 30, 2015. The address for BlackRock Institutional Trust Company, N.A. is 400 Howard Street, San Francisco, CA 94105.

(5)	According to a Schedule 13F filed by Neuberger Berman Group LLC with the SEC for the quarter ended September 30, 2015. The address for Neuberger Berman Group LLC is 605 Third Avenue, New York, New York 10158

(6)	According to a Schedule 13 filed by T. Rowe Price Associates, Inc. with the SEC for the quarter ended September 30, 2015.

(7)	According to a Schedule 13F filed by Ruane, Cunniff & Goldfarb, Inc. with the SEC for the quarter ended September 30, 2015. The address for Ruane, Cunniff & Goldfarb, Inc. is 767 Fifth Avenue, New York, New York 10153-0109.

(8)	Includes 10,000 shares purchased on the open market by Mr. Slovin; 168,236 shares issuable upon the exercise of options granted to Mr. Slovin; 270,917 options exercised by Mr. Slovin; 3,422 Restricted Stock Units that vested on December 8, 2011; 4,041 Restricted Stock Units that vested on November 22, 2012; 3,919 Restricted Stock Units that vested on December 8, 2012; 3,597 Restricted Stock Units that vested on December 8, 2013; 7,510 Restricted Stock Units that vested on November 22, 2013; 1,943 Restricted Stock Units that vested on February 20, 2015; 1,285 Restricted Stock Units that vested on November 20, 2015; 1,776 Restricted Stock Units that vested on November 22, 2015; 1,464 Restricted Stock Units that vested on November 25, 2015, and 2,388 Restricted Stock Units that vested on November 26, 2015.

(9)	Includes 48,823 shares issuable upon the exercise of options granted to Mr. Michel; 1,717 Restricted Stock Units that vested on February 14, 2014; 1,700 Restricted Stock Units that vested on February 22, 2014; 1,791 Restricted Stock Units that vested on May 25, 2014; 2,083 Restricted Stock Units that vested on July 29, 2014; 1,718 Restricted Stock Units that vested on February 14, 2015; 1,166 Restricted Stock Units that vested on July 29, 2015; and 627 Restricted Stock Units that vested on November 25, 2015.

(10)	Includes 17,000 shares purchased on the open market by Mr. Friedman; 6,409 shares that will become issuable upon the exercise of options granted to Mr. Friedman; 40,156 options exercised by Mr. Friedman; 814 Restricted Stock Units that vested on December 8, 2011; 873 Restricted Stock Units that vested on November 22, 2012; 797 Restricted Stock Units that vested on December 8, 2012; 652 Restricted Stock Units that vested on December 8, 2013; 1,127 Restricted Stock Units that vested on November 22, 2013; 483 Restricted Stock Units that vested on November 20, 2014; 1,201 Restricted Stock Units that vested on November 22, 2014; 812 Restricted Stock Units that vested on November 20, 2015; 734 Restricted Stock Units that vested on November 22, 2015; 714 Restricted Stock Units that vested on November 25, 2015, and 1,203 Restricted Stock Units that vested on November 26, 2015.

(11)	Includes 1,300 shares purchased on the open market by Mr. Petersohn; 70,069 shares issuable upon the exercise of options granted to Mr. Petersohn; 4,375 shares that will become issuable (in January 2016) upon the exercise of options granted to Mr. Petersohn; 833 Restricted Stock Units vested on January 1, 2012; 2,166 Restricted Stock Units that vested on January 1, 2013; 3,165 Restricted Stock Units that vested on January 1, 2014; 3,488 Restricted Stock Units that vested on January 1, 2015; and 3,674 Restricted Stock Units that vested on January 1, 2016.

(12)	Includes 9,559 shares issuable upon the exercise of options granted to Mr. Berthan; 2,000 Restricted Stock Units that vested on January 1, 2015; 2,000 Restricted Stock Units that vested on July 2, 2015; and 1,518 Restricted Stock Units that vested on January 1, 2016.

(13)	Includes 5,000 shares purchased on the open market by Mr. Beecken; 1,667 Restricted Stock Units that vested on May 10, 2011; 1,666 Restricted Stock Units that vested on May 10, 2012; 1,667 Restricted Stock Units that vested on May 10, 2013; 1,000 Restricted Stock Units that vested on June 14, 2012; 999 Restricted Stock Units that vested on June 14, 2013; 1,001 Restricted Stock Units that vested on June 14, 2014; 1,066 Restricted Stock Units that vested on May 8, 2013 and 1,066 Restricted Stock Units that vested on May 8, 2014; 694 Restricted Stock Units that vested on May 14, 2014; 1,068 Restricted Stock Units that vested on May 8, 2015; 667 Restricted Stock Units that vested on May 13, 2015; 694 Restricted Stock Units that vested on May 14, 2015.

(14)	Includes 15,000 shares issuable upon the exercise of stock options granted to Mr. Hood pursuant to the Company’s 1997 Director Stock Option Plan; 15,000 shares issuable upon the exercise of stock options granted to Mr. Hood under the Company’s 2006 Plan; 15,000 options exercised by Mr. Hood; 1,666 Restricted Stock Units that vested on May 10, 2012; and 1,000 Restricted Stock Units that vested on June 14, 2012; 1,667 Restricted Stock Units that vested on May 10, 2013; 999 Restricted Stock Units that vested on June 14, 2013; 1,001 Restricted Stock Units that vested on June 14, 2014; 1,066 Restricted Stock Units that vested on May 8, 2013 and 1,066 Restricted Stock Units that vested on May 8, 2014; 694 Restricted Stock Units that vested on May 14, 2014; 1,068 Restricted Stock Units that vested on May 8, 2015; 667 Restricted Stock Units that vested on May 13, 2015; 694 Restricted Stock Units that vested on May 14, 2015.

(15)	Includes 1,066 Restricted Stock Units that vested on May 8, 2013 and 1,066 Restricted Stock Units that vested on May 8, 2014; 1,667 Restricted Stock Units that vested on May 10, 2013; 999 Restricted Stock Units that vested on June 14, 2013 and 1,001 Restricted Stock Units that vested on June 14, 2014; 694 Restricted Stock Units that vested on May 14, 2014; 1,068 Restricted Stock Units that vested on May 8, 2015; 667 Restricted Stock Units that vested on May 13, 2015; 694 Restricted Stock Units that vested on May 14, 2015.

(16)	Consists of 15,000 shares issuable upon the exercise of stock options granted to Mr. Kowaloff pursuant to the Company’s 1997 Director Stock Option Plan; 20,000 shares issuable upon the exercise of stock options granted to Mr. Kowaloff pursuant to the Company’s 2006 Plan; 1,667 Restricted Stock Units that vested on May 10, 2011; 1,666 Restricted Stock Units that vested on May 10, 2012; 1,667 Restricted Stock Units that vested on May 10, 2013; 1,000 Restricted Stock Units that vested on June 14, 2012; 999 Restricted Stock Units that vested on June 14, 2013; 1,001 Restricted Stock Units that vested on June 14, 2014; 1,066 Restricted Stock Units that vested on May 8, 2013 and 1,066 Restricted Stock Units that vested on May 8, 2014; 694 Restricted Stock Units that vested on May 14, 2014; 1,068 Restricted Stock Units that vested on May 8, 2015; 667 Restricted Stock Units that vested on May 13, 2015; and 694 Restricted Stock Units that vested on May 14, 2015.

(17)	Includes 15,000 shares issuable upon the exercise of stock options granted to Mr. Kraemer pursuant to the Company’s 1997 Director Stock Option Plan; 60,000 shares issuable upon the exercise of stock options granted to Mr. Kraemer under the Company’s 2006 Plan; 1,066 Restricted Stock Units that vested on May 8, 2014; 694 Restricted Stock Units that vested May 14, 2014; 1,001 Restricted Stock Units that vested on June 14, 2014; 1,068 Restricted Stock Units that vested on May 8, 2015; 667 Restricted Stock Units that vested on May 13, 2015; 694 Restricted Stock Units that vested on May 14, 2015.

(18)	Includes 1,066 Restricted Stock Units that vested on May 8, 2014; 694 Restricted Stock Units that vested on May 14, 2014; 1,001 Restricted Stock Units that vested on June 14, 2014; 1,068 Restricted Stock Units that vested on May 8, 2015; 667 Restricted Stock Units that vested on May 13, 2015; 694 Restricted Stock Units that vested on May 14, 2015.

(19)	Includes 461,964 shares issuable upon exercise of options held by current executive officers and directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered for the Company by KPMG AG, Wirtschaftsprüfungsgesellschaft, Frankfurt, Germany (“KPMG”), the Company’s independent auditor, for the years ended September 30, 2015 and 2014 were:

	2015	2014
	(in thousands)
Audit Fees	$1,388.0	$1,580.8
Audit-Related Fees	40.2	16.0
Tax Fees	—	—
All Other Fees	4.2	—
Total Fees	$1,432.4	$1,596.8

“Audit Fees” include time billed to the Company for professional services and expenses relating to the audit and review of the financial statements of the respective years. For the fiscal years ended September 30, 2015 and September 30, 2014, audit fees included fees for professional services and expenses relating to the reviews of our quarterly financial statements for the quarters ended December 31, 2013 through June 30, 2015 on Form 10-Q and the audit of our annual financial statements and our Annual Report on Form 10-K for each of fiscal years 2015 and 2014.

“Audit-Related Fees” include fees billed to the Company in the respective fiscal year for professional services and expenses related to reviews of proxy, Form 8-K, Form S-8 and Form S-3 filings with the U.S. Securities and Exchange Commission, and electronic and other filings of local statutory financial statements.

“Tax Fees” include time billed to the Company for professional services and expenses principally related to tax planning, tax consulting and tax compliance.

“All Other Fees” include time billed to the Company for professional services and expenses primarily related to participant fees for KPMG seminars attended by Company employees.

All fees are agreed in the local currency where the services are performed and are converted to U.S. dollars at each currency’s respective year-to-date average exchange rate. For the fiscal year 2014, all fees were agreed in Euro. Total fees billed in fiscal 2014 amounted to €1,176.4 (in thousands) (or $1,596.8, in thousands, using an exchange rate of 1.3573).

No other professional services were rendered or fees were billed by KPMG for the years ended September 30, 2015 and 2014.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements, See Financial Information Table of Contents on Page 69 of the Original Form 10-K.

(b) The following Exhibits are included in this report:

Exhibit No.	Item Title
2.1	Exchange Agreement, by and among Sirona Holdings Luxco S.C.A, Blitz 05-118 GmbH and Schick Technologies, Inc., dated September 25, 2005 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on September 26, 2005)
2.2	Amendment No. 1 to Exchange Agreement, dated May 11, 2006 (incorporated by reference to Exhibit 99.1 to Form 8-K, filed on May 16, 2006)
2.3	Agreement and Plan of Merger, dated September 15, 2015, by and among DENTSPLY International Inc., the Company and Dawkins Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K, filed on September 16, 2015)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-33731, filed on June 30, 1997)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 20, 2006)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 24, 2014)
3.4	Bylaws of the Company effective as of September 20, 2010 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on September 23, 2010)
3.5	First Amendment to the By-Laws of the Company, dated September 15, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on September 16, 2015)
4.1	Form of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-153092, filed on August 20, 2008)
10.1	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 10-K, filed on July 13, 2001)†
10.2	Amendment to 1996 Employee Stock Option Plan (incorporated by reference to the Company's definitive proxy statement on Schedule 14A, filed on May 16, 2006)†
10.3	1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.2 to Form 10-K, filed on June 18, 2003)†
10.4	Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on January 26, 2007)†
10.5	Form of Stock Option Notice under Sirona Dental Systems, Inc. Equity Incentive Plan (incorporated by reference Exhibit 10.2 to Form 8-K filed on February 28, 2007)†

10.6	Distributorship Agreement, dated April 6, 2000, by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.34 to Form 10-K, filed on June 29, 2000)**
10.7	Amendment No. 1 to Distributorship Agreement, dated July 1, 2005 by and between Schick Technologies, Inc. and Patterson Dental Company (incorporated by reference to Exhibit 10.1 to Form 10-Q/A, filed on March 24, 2006)**
10.8	Consulting and Non-Competition Agreement between Schick Technologies, Inc. and David B. Schick, dated May 7, 2004 (incorporated by reference to Exhibit 10.33 to Form 10-K, filed on June 25, 2004)
10.9	Transaction Services Agreement by and between Blitz F04-506 GmbH, Sirona Dental Services GmbH & Co KG, Sirona Dental Systems GmbH, MDP IV Offshore GP, LP and Harry M. Jansen Kraemer, Jr., dated July 6, 2005 (incorporated by reference to Exhibit 10.7 to Form 10-K, filed on December 11, 2006)
10.10	Registration Agreement between the Company and Luxco, dated as of June 20, 2006 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 20, 2006)
10.11	Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 14, 2006 (incorporated by reference to Exhibit 2.2 to Form 8-K filed on June 20, 2006)†
10.12	Employment Agreement between the Company and Michael Stone, dated as of June 14, 2006 (incorporated by reference to Exhibit 2.3 to Form 8-K filed on June 20, 2006)†
10.13	Transition and Severance Agreement between the Company and Zvi Raskin, dated as of June 14, 2006 (incorporated by reference to Exhibit 2.4 to Form 8-K filed on June 20, 2006)†
10.14	Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Jost Fischer, dated as of January 25, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed on August 9, 2006)†
10.15	Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Simone Blank, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed on August 9, 2006)†
10.16	Consolidated and Restated Amendment to Distributorship Agreement between Sirona Dental Systems GmbH and Patterson Companies, Inc. (incorporated by reference to Exhibit 10.8 to Form 10-Q, filed on August 9, 2006)**
10.17	Senior Facilities Agreement (incorporating amendments made on December 5, 2006 and January 19, 2007) among Sirona Dental Systems, Inc., Schick Technologies, Inc., Sirona Dental Systems GmbH, Sirona Dental Services GmbH, Sirona Dental Systems LLC, Sirona Holding GmbH, Sirona Immobilien GmbH, J.P. Morgan PLC, UBS Limited, JPMorgan Chase Bank, N.A., and J.P. Morgan Europe Limited, dated November 22, 2006 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 10, 2007)
10.18	Description of the Sirona Dental Systems, Inc. EVA Plan (incorporated by reference to Exhibit 10.18 to Form 10-K filed on December 7, 2007)†
10.19	Employment Agreement between Schick Technologies, Inc. and Jeffrey T. Slovin, dated June 9, 2004 (superseded by the employment agreement dated June 20, 2006 (the “2006 employment agreement”) incorporated by reference as Exhibit 10.11 to this Form 10-K, except for the bonus information contained in Section IV referenced in the 2006 employment agreement)†
10.20	Company’s 2008 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 8, 2008)†
10.21	Company’s 2009 Executive Bonus Plan (incorporated by reference to Exhibit 10.21 to Form 10-K, filed on December 4, 2008)†

10.22	Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Jost Fischer, dated as of December 2, 2008 (superseding an Executive Service Agreement between Sirona Dental GmbH and Jost Fischer, dated as of October 10, 2007, which superseded the Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Jost Fischer, dated as of January 25, 2002) (incorporated by reference to Exhibit 10.22 to Form 10-K, filed on December 4, 2008)†
10.23	Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Simone Blank, dated as of December 2, 2008 (superseding an Executive Service Agreement between Sirona Dental GmbH and Simone Blank, dated as of October 1, 2007, which superseded the Employment Agreement between Sirona Beteiligungs- und Verwaltungsgesellschaft mbH (represented by its shareholder Sirona Dental Systems SARL) and Simone Blank, dated as of June 27, 2001) (incorporated by reference to Exhibit 10.23 to Form 10-K, filed on December 4, 2008)†
10.24	Amendment to Employment Agreement, dated as of December 2, 2008, between the Company and Jeffrey T. Slovin (amending the Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 14, 2006 and superseding the Employment Agreement between the Company and Jeffrey T. Slovin dated as of June 9, 2004) (incorporated by reference to Exhibit 10.24 to Form 10-K, filed on December 4, 2008)†
10.25	Sirona Dental Systems, Inc. Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 3, 2009)†
10.26	Schick Technologies, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on March 3, 2009)†
10.27	Renewal Letter Agreement, dated as of May 4, 2009, between Sirona Dental Services GmbH, a corporation organized under the laws of Germany (“Sirona GmbH”) and Sirona Holdings Luxco S.C.A., a société en commandite par actions organized under the laws of the Grand Duchy of Luxembourg (“Luxco”), to the Advisory Services Agreement dated October 1, 2005 between Sirona GmbH and Luxco, together with the Assignment and Assumption Agreement dated May 4, 2009 among Sirona GmbH, Sirona Dental Systems, Inc. and Luxco (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 5, 2009)
10.28	Form of Restricted Stock Unit Agreement for December 8, 2009 restricted stock unit grants (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on December 11, 2009)†
10.29	Amendment to Distributorship Agreement, dated May 5, 2010, by and between Schick Technologies, Inc. and Patterson Companies, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 5, 2010)**
10.30	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of September 20, 2010, between the Company and Jeffrey T. Slovin (amending the Employment Agreement between the Company and Jeffrey T. Slovin, dated as of June 14, 2006) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on September 23, 2010)†
10.31	Employment Agreement, dated as of September 13, 2007, as amended on October 15, 2008, by and between Sirona Dental GmbH and Walter Petersohn (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on September 23, 2010)†
10.32	Supplement Agreement to Service Agreement between Sirona Dental GmbH, the Company and Jost Fischer, dated as of November 15, 2010, as amended by the Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Jost Fischer, dated as of December 2, 2008 (incorporated by reference to Exhibit 10.32 to Form 10-K, filed on November 18, 2010)†**

10.33	Supplement Agreement to Service Agreement between Sirona Dental GmbH, the Company and Simone Blank, dated as of November 15, 2010, as amended by the Amended and Restated Service Agreement between Sirona Dental GmbH, the Company and Simone Blank, dated as of December 2, 2008 (incorporated by reference to Exhibit 10.33 to Form 10-K, filed on November 18, 2010)†**
10.34	Amendment to Consolidated and Restated Amendment to Distributorship Agreement, dated May 3, 2011, between Patterson Companies. Inc. and Sirona Dental Systems GMBH (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 6, 2011)**
10.35	Term and Revolving Facilities Agreement between, among others, Sirona Dental Systems, Inc., Schick Technologies, Inc., Sirona Dental Systems, LLC, Sirona Dental Services GmbH, Sirona Dental Systems GmbH, Sirona Immobilien GmbH, Sirona Technologie GmbH & Co. KG, JPMorgan Limited, UniCredit Bank AG and J.P. Morgan Europe Limited, dated November 14, 2011. (incorporated by reference to Exhibit 10.35 to Form 8-K, filed on November 18, 2011)
10.36	Senior Facilities Agreement, dated November 4, 2011, by and among Sirona Dental Systems, Inc., J.P. Morgan Limited, Unicredit Bank AG and J.P. Morgan Europe Limited. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 18, 2011)
10.37	Amended and Restated U.S. Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K/A, filed on July 12, 2012)
10.38	Amended and Restated U.S. CAD-CAM Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems GmbH. (incorporated by reference to Exhibit 10.2 to Form 8-K/A, filed on July 12, 2012)
10.39	Letter Amendment to Amended and Restated Employment Agreement, dated as of October 1, 2012, between Sirona Dental Systems, Inc. and Jeffrey T. Slovin (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on October 5, 2012)†
10.40	Transition Agreement by and between Sirona Dental GmbH, Sirona Dental Systems, Inc. and Jost Fischer, dated November 16, 2012 (incorporated by reference to Exhibit 10.39 to Form 10-K, filed on November 16, 2012)†
10.41	Employment Contract between Sirona Dental Services GmbH and Rainer Berthan, dated February 20, 2012 (incorporated by reference to Exhibit 10.40 to Form 10-K, filed on November 16, 2012)†
10.42	Amendment to Amended and Restated Employment Agreement, dated as of May 7, 2013, between Sirona Dental Systems, Inc. and Jeffrey T. Slovin (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 10, 2013)†
10.43	Executive Employment Agreement, dated July 29, 2013, by and between Sirona Dental Systems, Inc. and Ulrich Michel (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed on August 2, 2013)†
10.44	Separation Agreement, dated August 1, 2013, by and between Sirona Dental GmbH, Sirona Dental Systems, Inc. and Simone Blank (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on August 2, 2013)†
10.45	Sirona Dental Systems, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed on January 28, 2015)†
10.46	Letter Amendment to Amended and Restated Employment Agreement of Jeffrey T. Slovin, dated September 15, 2015, between Sirona Dental Systems, Inc. and Jeffrey T. Slovin (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on September 16, 2015)†
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on June 25, 2004)

16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission confirming statements made about it by Company in connection with changes to the Company's certifying accountant (incorporated by reference to Exhibit 16.1 to Form 8-K, filed on June 26, 2006)
21.1	List of Subsidiaries of Company****
23.1	Consent of Independent Registered Public Accounting Firm****
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Labels Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
†	Compensatory plan or arrangement
*	Filed herewith
**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
***	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended September 30, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2015, 2014 and 2013, (iii) Consolidated Balance Sheets as of September 30, 2015 and 2014, (iv) Consolidated Statements of Shareholders' Equity for the years ended September 30, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2015, 2014 and 2013, and (vi) Notes to Consolidated Condensed Financial Statements.
****	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 21, 2016		SIRONA DENTAL SYSTEMS, INC.

	By:	/s/ JEFFREY T. SLOVIN
Jeffrey T. Slovin
President, Chief Executive Officer, and Director

