Form 10-Q
period 2015-12-31
SIRONA DENTAL SYSTEMS, INC.
filed 2016-02-08
CIK 1014507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015
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

As of January 29, 2016, the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 56,026,652.

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

 i

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

 ii

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

		Three months ended
		December 31,
(In millions, except for share and per share amounts) (Unaudited)	Notes	2015	2014
REVENUE		$304.2	$293.0
Cost of goods sold		(130.2)	(130.1)
GROSS PROFIT		174.0	162.9
Selling, general and administrative expense		(96.4)	(87.8)
Research and development expense		(13.3)	(14.8)
Net other operating income (loss)	6	2.4	2.5
OPERATING INCOME		66.7	62.8
Gain (loss) on foreign currency transactions		2.9	(2.2)
Gain (loss) on derivative instruments	7	(1.0)	0.4
Interest income (expense)		(0.9)	(0.9)
Other income (expense)		(0.4)	0.7
INCOME BEFORE TAXES		67.3	60.8
Income tax benefit (expense)	8	(15.5)	(14.0)
NET INCOME		51.8	46.8
Net (income) loss attributable to noncontrolling interests		(0.5)	(0.8)
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.		$51.3	$46.0

INCOME PER SHARE
(attributable to Sirona Dental Systems, Inc. common shareholders)	9
Basic		$0.92	$0.83
Diluted		$0.91	$0.82
Weighted average shares - basic		55,914,865	55,416,418
Weighted average shares - diluted		56,513,670	56,290,177

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Three months ended
		December 31,
(In millions) (Unaudited)	Notes	2015	2014
NET INCOME		$51.8	$46.8
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	11
Cumulative translation adjustment		(29.2)	(34.5)
Derivative financial hedging instruments		0.1	(0.1)
Unrecognized elements of pension cost		(0.4)	(0.6)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		(29.5)	(35.2)
TOTAL COMPREHENSIVE INCOME (LOSS)		22.3	11.6
Comprehensive (income) loss attributable to noncontrolling interests		(0.4)	(0.7)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS		$21.9	$10.9

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

CONSOLIDATED BALANCE SHEETS

		December 31,	September 30,
(In millions, except for share and par value amounts) (Unaudited)	Notes	2015	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$485.0	$517.8
Restricted cash		0.5	0.6
Accounts receivable, net of allowance for doubtful accounts		192.9	154.9
of $1.7 and $1.4, respectively
Inventories, net	12	131.9	129.4
Deferred tax assets	8	27.3	26.0
Prepaid expenses and other current assets		28.8	33.7
Income tax receivable	8	9.4	14.2
TOTAL CURRENT ASSETS		875.8	876.6
Property, plant and equipment, net of accumulated depreciation		202.7	208.3
of $196.3 and $191.4, respectively
Goodwill		572.9	585.9
Restricted cash		0.5	0.5
Intangible assets, net of accumulated amortization		207.3	216.8
of $490.6 and $495.6, respectively
Other non-current assets		2.6	3.3
Deferred tax assets	8	11.5	10.9
TOTAL ASSETS		$1,873.3	$1,902.3

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable		$49.2	$65.3
Short-term financial liabilities		53.1	23.1
Income taxes payable	8	17.7	14.8
Deferred tax liabilities	8	0.4	0.7
Accrued liabilities and deferred income		182.9	191.2
TOTAL CURRENT LIABILITIES		303.3	295.1
Long-term financial liabilities		4.7	57.1
Deferred tax liabilities	8	96.5	100.5
Other non-current liabilities		20.2	21.5
Pension related provisions		60.4	62.4
Deferred income		21.0	24.8
TOTAL LIABILITIES		506.1	561.4
SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized;		0	0
none issued and outstanding)
Common stock ($0.01 par value; 95,000,000 shares authorized;		0.6	0.6
58,415,061 shares issued; 55,943,562 shares outstanding at Dec. 31, 2015; 58,367,468 shares issued; 55,895,969 shares outstanding at Sept. 30, 2015)
Additional paid-in capital		705.9	702.6
Treasury stock, at cost		(132.0)	(132.0)
2,471,499 shares held at cost at Dec. 31, 2015; 2,471,499 shares held at cost at Sept. 30, 2015
Retained earnings		998.1	946.1
Accumulated other comprehensive income (loss)	11	(208.5)	(179.1)
TOTAL SIRONA DENTAL SYSTEMS, INC. SHAREHOLDERS' EQUITY		1,364.1	1,338.2
NONCONTROLLING INTERESTS		3.1	2.7
TOTAL SHAREHOLDERS' EQUITY		1,367.2	1,340.9
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY		$1,873.3	$1,902.3

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
(In millions) (Unaudited)	2015	2014
OPERATING ACTIVITIES
NET INCOME	$51.8	$46.8
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	15.9	17.9
(Gain) loss on derivative instruments and foreign currency transactions	(1.9)	1.8
Deferred income taxes	(4.1)	(4.6)
Share-based compensation expense	4.2	3.1
Other adjustments	0.1	0.1
TOTAL ADJUSTMENTS TO RECONCILE NET INCOME TO OPERATING CASH FLOWS	14.2	18.3
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	(40.8)	(44.2)
Inventories	(5.1)	(8.6)
Trade accounts payable	(14.6)	(12.2)
Other current and non-current assets	4.8	2.5
Other current and non-current liabilities	(9.0)	(2.5)
Current income taxes	8.0	4.1
EFFECT OF CHANGES IN ASSETS AND LIABILITIES ON OPERATING CASH FLOWS	(56.7)	(60.9)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9.3	4.2
INVESTING ACTIVITIES
Investment in property, plant and equipment	(11.0)	(12.3)
Proceeds from sale of property, plant and equipment	0.5	(0.1)
Purchase of intangible assets	-	(0.2)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(10.5)	$(12.6)

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
(In millions) (Unaudited)	2015	2014

FINANCING ACTIVITIES
Repayments of short-term and long-term debt	$(22.6)	$-
Purchase of treasury stock	-	(1.2)
Common shares issued under share based compensation plans	0.2	2.1
Tax effect of common shares issued under share based compensation plans	(1.2)	(0.5)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(23.6)	0.4
CHANGE IN CASH AND CASH EQUIVALENTS	(24.8)	(8.0)
Effect of exchange rate change on cash and cash equivalents	(8.0)	(6.7)
Cash and cash equivalents at beginning of period	517.8	382.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$485.0	$368.1

SUPPLEMENTAL INFORMATION
GENERAL
Interest paid	$0.9	$0.4
Interest capitalized	0.1	0.1
Income taxes paid	10.7	10.9

The accompanying Notes are an integral part of these financial statements.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

In the opinion of management, all adjustments considered necessary to present fairly the Company’s financial position as of December 31, 2015, and the results of operations and cash flows for the three months ended December 31, 2015 and 2014, respectively, as applicable to interim periods have been made. The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or future periods.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

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

4	BUSINESS COMBINATIONS

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

The transaction is subject to the receipt of regulatory approvals and other customary closing conditions, including the approval of stockholders of both Sirona and DENTSPLY. For additional information related to the merger refer to DENTSPLY’S Registration Statement on Form S-4 which was filed with the SEC on October 29, 2015.

On January 11, 2016, special shareholder meetings were held by both the Company and DENTSPLY. At these meetings, the stockholders of each company approved all proposals necessary to complete the merger. Receipt of certain regulatory approvals and other customary closing conditions remain outstanding; however, the transaction is still expected to be completed in the second quarter of Fiscal 2016.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

5	EMPLOYEE SHARE-BASED COMPENSATION

ASC 718, Compensation – Stock Compensation, requires that all share based compensation arrangements, including grants of stock option awards to employees, be recognized based on the estimated fair value of the share-based payment award.

EQUITY INCENTIVE PLAN

Stock options, restricted stock shares, restricted stock units (“RSU”), and performance-based stock units (“PSU”) have been issued to employees, directors, and consultants under the Company’s 2015 Long-Term Incentive Plan (“2015 Plan”). The 2015 Plan provides for granting in total up to 6,825,000 stock options, incentive shares, restricted stock shares, RSU’s, PSU’s, and other forms of equity-based awards to employees, directors, consultants, and advisers. To cover the exercise of options and vesting of RSU’s and PSU’s, the Company generally issues new shares from its authorized but unissued share pool. As of December 31, 2015, 6,651,987 shares were available for future grant under the 2015 Plan.

Restricted and Performance-Based Stock Units

In the three months ended December 31, 2015, the Company granted 152,170 RSU’s with a value of $109.06, representing the closing price of the Company’s common stock at the grant date. There were no PSU’s granted.

The RSU’s will vest three years from the date of the grant. RSU’s do not have voting rights or rights to dividends prior to vesting. The value of each RSU grant is determined by the closing price at the date of grant. Share-based compensation expense for the entire award is recognized straight-line over the service period.

Stock Options

In the three months ended December 31, 2015, the Company did not grant any stock options.

COMPENSATION COSTS

The following table summarizes compensation expense charged to income for stock-based compensation and additional information for the three months ended December 31, 2015:

Compensation Expense	Three months ended
	December 31,
(In millions)	2015	2014
Compensation expense (1)	$4.2	$3.1

(1) For the first three months ended December 31, 2015 and 2014, this included a compensation charge of $0.1 million and $0.2 million, respectively, for share-based awards in connection with the CFO Transition.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

RESTRICTED AND PERFORMANCE-BASED STOCK UNIT ACTIVITY

The following is a summary of Sirona’s RSU and PSU activity for the three months ended December 31, 2015:

RSU and PSU Activity	Three months ended
	December 31,
	2015

	Restricted stock units		Performance-based stock units
	Number of shares	Weighted average market price at grant	Number of shares	Weighted average market price at grant
Outstanding at beginning of period	434,734	$69.62	79,570	$75.64
Granted	152,170	109.06	-	-
Vested	(60,756)	59.27	-	-
Outstanding at end of period	526,148	$82.22	79,570	$75.64

STOCK OPTION ACTIVITY

The following is a summary of Sirona’s stock option activity for the three months ended December 31, 2015:

Stock Option Activity	Three months ended
	December 31,
	2015
	Number of options	Weighted average exercise price
Outstanding at beginning of period	966,464	$48.48
Exercised	(8,027)	27.03
Outstanding at end of period	958,437	$48.66

thereof vested and exercisable	650,661

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

6	NET OTHER OPERATING INCOME (LOSS)

The components of net other operating income (loss) for the periods under report are as follows:

Net Other Operating Income (Loss)	Three months ended
	December 31,
(In millions)	2015	2014
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5
Other miscellaneous gain (loss)	(0.1)	-
Net other operating income (loss)	$2.4	$2.5

DEFERRED INCOME

Effects of remeasurement of the Patterson Exclusivity Payment from U.S. Dollar to Euro are reflected in the statement of income. For the periods under report, these effects were as follows:

Deferred Income (Patterson Exclusivity Payment)	Three months ended
	December 31,
(In millions)	2015	2014
Foreign currency transaction gain (loss) resulting from the remeasurement of the deferred income related to the Patterson exclusivity payment	$(0.6)	$(1.0)

7	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

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

Foreign Currency

The Euro is the functional currency for many of Sirona’s subsidiaries, including its primary sales and manufacturing operations in Germany. During the periods under review, the U.S. Dollar/Euro exchange rate fluctuated significantly, thereby impacting Sirona’s financial results. In order to hedge portions of the transactional exposure to fluctuations in exchange rates, based on forecasted and firmly-committed cash flows, Sirona enters into foreign exchange forward contracts (currently: USD, AUD, and JPY). These forward foreign currency contracts are intended to reduce short-term effects of changes in exchange rates. The Company enters into forward contracts that are considered to be economic hedges but which are not considered hedging instruments under ASC 815. As of December 31, 2015, these contracts had notional amounts totaling $23.7 million. These agreements are relatively short-term (generally not exceeding six months).

The fair value carrying amount of the Company's derivative instruments at December 31, 2015 is described in Note 14 Fair Value Measurements.

The following tables summarize the impact of gains and losses from the fair value changes of the Company’s derivative instruments reported in our condensed consolidated statements of income for the periods under report:

Derivatives Designated as Cash Flow Hedging Instruments
Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the three months ended
	December 31,
(In millions)	2015	2014
Interest rate swap contracts	$(0.2)	$(0.1)

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

Derivatives Not Designated as Hedging Instruments
Amount of Gain (Loss) Recognized in Income on Derivative Instruments	Three months ended
	December 31,
(In millions)	2015	2014	Affected Line Item in the Statement of Income
Foreign exchange contracts	$(1.0)	$0.4	Gain (loss) on derivative instruments, net

8	INCOME TAXES

For the first three months of fiscal year 2016, an estimated effective tax rate of 23.0% has been applied (prior year period: 23.0%). The income tax provision for the first three months ended December 31, 2015, was $15.5 million (prior year period: $14.0 million). The actual effective tax rate for fiscal year 2015 was 22.6%.

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

The Company makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of December 31, 2015, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. In making this determination, the Company also evaluates its expected cash requirements in the United States. These earnings relate to ongoing operations and, as of December 31, 2015, the approximate amount of undistributed foreign earnings amounted to $816.9 million. Because of the availability of U.S. foreign tax credits as well as other factors, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

9	INCOME PER SHARE

The computation of basic and diluted income per share is as follows:

Income per Share	Three months ended
	December 31,
(In millions, except share and per share amounts)	2015	2014
Net income attributable to Sirona Dental Systems, Inc. common shareholders	$51.3	$46.0

Weighted average shares outstanding - basic	55,914,865	55,416,418
Dilutive effect of stock-based compensation (1)	598,805	873,759
Weighted average shares outstanding - diluted	56,513,670	56,290,177

Net income per share
Basic	$0.92	$0.83
Diluted	$0.91	$0.82

(1) There were no stock options excluded from the computation of diluted earnings per share for the periods under report.

10	SEGMENT REPORTING

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

Segment Performance	Three months ended
	December 31,
(In millions)	2015	2014
Revenue External
Dental CAD/CAM Systems	$123.6	$98.2
Imaging Systems	105.2	108.0
Treatment Centers	48.9	54.0
Instruments	26.5	32.8
Total	$304.2	$293.0

Segment performance measure (gross profit)
Dental CAD/CAM Systems	$86.9	$68.4
Imaging Systems	59.6	63.4
Treatment Centers	19.3	21.5
Instruments	11.4	13.4
Total Segments	$177.2	$166.7

RECONCILIATION OF THE RESULTS OF THE SEGMENT PERFORMANCE MEASURE TO THE CONSOLIDATED STATEMENTS OF INCOME

The following table provides a reconciliation of the total results of operations of the Company’s business segments under management reporting to the consolidated financial statements. The differences shown between management reporting and U.S. GAAP for the three months ended December 31, 2015 and 2014 are due to the impact of purchase accounting and certain other corporate items. These effects are not included in the segment performance measure as the Company does not believe these to be representative of the performance of each segment.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

Reconciliation of Segment Performance Measure to Consolidated Statement of Income	Three months ended
	December 31,
(In millions)	2015	2014
Consolidated revenue	$304.2	$293.0
Segment performance measure (gross profit)
Total segments	177.2	166.7
Differences management reporting vs. U.S. GAAP (including step-up depreciation and amortization and certain other corporate items)	(3.2)	(3.8)
Consolidated gross profit	174.0	162.9
Selling, general and administrative expense	(96.4)	(87.8)
Research and development expense	(13.3)	(14.8)
Net other operating income (loss)	2.4	2.5
Gain (loss) on foreign currency transactions	2.9	(2.2)
Gain (loss) on derivative instruments	(1.0)	0.4
Interest income (expense)	(0.9)	(0.9)
Other income (expense)	(0.4)	0.7
Income before taxes	$67.3	$60.8

CONCENTRATION OF REVENUE

A substantial portion of our revenue comes from two distributors accounting for more than 10% of revenues. Patterson Companies, Inc. (“Patterson”) and Henry Schein, Inc. (“Henry Schein”) accounted for revenues and accounts receivable for the three months ended December 31, 2015 compared to the three months ended December 31, 2014 as shown in the table below. These revenues were earned across all segments, with a significant portion of revenues with Patterson being earned in the CAD/CAM and Imaging segments. No other customer accounted for more than 10% of revenues.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

Concentration of Revenue	Three months ended
	December 31,
(In millions, except for percent amounts)	2015	2014
Top Customers
Revenues
Patterson Dental Company, Inc.	36%	35%
Henry Schein, Inc.	12%	13%
Total of customers > 10% revenues	48%	48%

Accounts Receivable
Patterson Dental Company, Inc.	$88.4	$69.8
Henry Schein, Inc.	11.6	13.8
Total Accounts Receivable of customers > 10% revenues	$100.0	$83.6

11	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components and development of accumulated other comprehensive income (loss) for the periods under report are as follows:

Accumulated Other Comprehensive Income (Loss)	Three months ended
	December 31,
	2015
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$(189.1)	$10.2	$(0.2)	$(179.1)
Current increase (decrease)	(29.2)	(0.6)	(0.2)	(30.0)
Income tax (expense) benefit	-	0.2	0.3	0.5
Balance at end of period	(218.3)	9.8	(0.1)	(208.6)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(0.1)	-	-	(0.1)
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(218.2)	$9.8	$(0.1)	$(208.5)

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

Accumulated Other Comprehensive Income (Loss)	Three months ended
	December 31,
	2014
(In millions)	Cumulative translation adjustments	Unrecognized elements of pension cost	Net gain (loss) from hedging instruments	Total
Balance at beginning of period	$(85.6)	$13.2	$(0.4)	$(72.8)
Current increase (decrease)	(34.5)	(0.9)	(0.1)	(35.5)
Income tax (expense) benefit	-	0.3	-	0.3
Balance at end of period	(120.1)	12.6	(0.5)	(108.0)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(0.1)	-	-	(0.1)
Balance at end of period attributable to Sirona Dental Systems, Inc. shareholders	$(120.0)	$12.6	$(0.5)	$(107.9)

12	INVENTORIES

The components of net inventories for the periods under report are as follows:

Inventories	December 31,	September 30,
(In millions)	2015	2015
Finished goods	$97.2	$92.9
Work in progress	14.4	14.1
Raw materials	40.4	42.0
Inventories, gross	152.0	149.0
Inventory reserve	(20.1)	(19.6)
Inventories, net	$131.9	$129.4

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

13	PRODUCT WARRANTY

The following table provides the components of and changes in the product warranty accrual for the periods under report:

Product Warranty	Three months ended
	December 31,
(In millions)	2015	2014
Balance at beginning of the period	$7.8	$7.6
Accruals for warranties issued	7.9	4.7
Warranty settlements made	(6.8)	(4.8)
Translation adjustment	(0.2)	(0.2)
Balance at end of the period	$8.7	$7.3

14	FAIR VALUE MEASUREMENTS

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

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

ASSETS/LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis for the periods under report:

Assets and Liabilities Measured at Fair Value - Recurring Basis	December 31,
	2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(In millions)		Foreign Exchange
Assets
Cash Equivalents (money market funds)	$243.6	$-	$-	$243.6
Liabilities
Derivative Liabilities	-	(0.6)	-	(0.6)
Business Combination-related liabilities	-	-	(7.1)	(7.1)
Total	$243.6	$(0.6)	$(7.1)	$235.9

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

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

There was no change in the fair value of the business acquisition-related liabilities for the period under report. A total for all acquisitions of $0.2 million (expense) was recorded in other income (expense) in the income statement for the three months ended December 31, 2015.

In the Company’s December 31, 2015 and September 30, 2015 Consolidated Balance Sheet, derivative assets and derivative liabilities are classified as prepaid expenses and other current assets and accrued liabilities and deferred income, respectively.

The Company did not elect the fair value option for any other eligible financial instruments.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

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

Current Performance at a Glance

The following is a synopsis of our performance for the three months ended December 31, 2015:

•	Revenue: For the three months ended December 31, 2015, reported revenue increased 3.8%. On a Local Currency basis, total revenues were up 11.6% over the prior-year period (8.2% organic growth and 3.4% via business acquisitions (prior year period: up 3.8% Local Currency). We continued to see growing demand for products across all segments. CAD/CAM grew in all regions, particularly in the U.S., while Imaging was especially strong in Germany. Instruments and Treatment Centers benefited from our expanded distribution agreement with Patterson in the U.S. Geographically, Local Currency growth was driven primarily by the U.S.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

•	Operating Income: Operating income increased $3.9 million, or 6.2%, compared to the same period last year.

Highlights:  Gross profit increased by $11.1 million, primarily as the result of the increase in reported revenues. Gross profit margin benefitted from foreign exchange developments and improved to 57.2% (prior year period: 55.6%). We incurred merger-related expenses during the current period and continued to invest in the expansion of our sales and service infrastructure in key markets and in research and development for new products and services. As a result, SG&A expenses increased $8.6 million, while R&D expenses were below the prior-year period by $1.5 million, both of which were favorably impacted by foreign exchange fluctuations.

•	Net Income: Net income attributable to Sirona shareholders was $51.3 million, an increase of $5.3 million, or 11.5%, over the prior year.

•	Cash Position: At December 31, 2015, the Company had cash and cash equivalents of $485.0 million and total debt of $57.8 million, resulting in net cash of $427.2 million, or a decrease of $10.4 million compared to September 30, 2015. This decrease was driven by a debt repayment and foreign exchange fluctuations.

Significant Factors Affecting Our Operating Performance

Foreign Currency Fluctuations

Fluctuations in exchange rates impact Sirona’s financial results. Although the U.S. Dollar is Sirona’s reporting currency, Sirona conducts its business in many currencies, and its functional currencies vary depending on the country of operation. As a percent of total revenues, sales and operating expenses(1) in Euro, U.S. Dollar, and all other currencies(2) for the three months ended December 31, 2015 were approximately as follows:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

(1)	cost of goods sold, SG&A, R&D, and other operating expenses
(2)	most importantly: Japanese Yen, Australian Dollar, Chinese Yuan Renminbi, and Brazilian Real

The single most significant influencing factor is the U.S. Dollar/Euro exchange rate. During the periods under review, the U.S. Dollar/Euro exchange rate has fluctuated significantly. The following table presents the relevant U.S. Dollar/Euro exchange rate information for the period(s) under report:

Fluctuations in Exchange Rates (USD/EUR)	Three months ended
	December 31,
(In U.S. Dollars)	2015	2014
Exchange rate used to calculate items in Sirona's financial statements:
Period-end(1)	$1.0893	$1.2155
Average(2)	1.0954	1.2490
Fluctuations during the period:
Low(3)	$1.0548	$1.2155
High(4)	1.1435	1.2814
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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

OPERATIONS REVIEW

CURRENT QUARTER

Operations Review	Three months ended
	December 31,
	2015		2014		Change
(In millions, except for percent amounts)
REVENUE	$304.2	100.0%	$293.0	100.0%	$11.2	3.8%
Dental CAD/CAM Systems	123.6	40.6%	98.2	33.5%	25.4	25.9%
Imaging Systems	105.2	34.6%	108.0	36.9%	(2.8)	(2.6%)
Treatment Centers	48.9	16.1%	54.0	18.4%	(5.1)	(9.4%)
Instruments	26.5	8.7%	32.8	11.2%	(6.3)	(19.2%)
COST OF GOODS SOLD	(130.2)	(42.8%)	(130.1)	(44.4%)	(0.1)	(0.1%)
GROSS PROFIT (1)	174.0	57.2%	162.9	55.6%	11.1	6.8%
Dental CAD/CAM Systems	86.9	70.3%	68.4	69.7%	18.5	27.0%
Imaging Systems	59.6	56.7%	63.4	58.7%	(3.8)	(6.0%)
Treatment Centers	19.3	39.5%	21.5	39.8%	(2.2)	(10.2%)
Instruments	11.4	43.0%	13.4	40.9%	(2.0)	(14.9%)
Corporate (unallocated)	(3.2)		(3.8)		0.6	15.8%
Selling, general and administrative expense	(96.4)	(31.7%)	(87.8)	(30.0%)	(8.6)	(9.8%)
Research and development	(13.3)	(4.4%)	(14.8)	(5.1%)	1.5	10.1%
Net other operating income (expense)	2.4	0.8%	2.5	0.9%	(0.1)	(4.0%)
OPERATING INCOME	66.7	21.9%	62.8	21.4%	3.9	6.2%
Gain (loss) on foreign currency transactions, net	2.9	1.0%	(2.2)	(0.8%)	5.1	231.8%
Gain (loss) on derivative instruments	(1.0)	(0.3%)	0.4	0.1%	(1.4)	(350.0%)
Interest expense, net	(0.9)	(0.3%)	(0.9)	(0.3%)	-	0.0%
Other income (expense)	(0.4)	(0.1%)	0.7	0.2%	(1.1)	(157.1%)
INCOME BEFORE TAXES	67.3	22.1%	60.8	20.8%	6.5	10.7%
Income tax provision	(15.5)	(5.1%)	(14.0)	(4.8%)	(1.5)	(10.7%)
NET INCOME	51.8	17.0%	46.8	16.0%	5.0	10.7%
Less: Net income attributable to noncontrolling interests	(0.5)	(0.2%)	(0.8)	(0.3%)	0.3	37.5%
NET INCOME ATTRIBUTABLE TO SIRONA DENTAL SYSTEMS, INC.	$51.3	16.9%	$46.0	15.7%	$5.3	11.5%
(1) Percentages refer to the percent of total revenues except for segment gross profit information, where percentages refer to segment gross profit margin.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

Revenue

For the three months ended December 31, 2015, revenue was $304.2 million, an increase of $11.2 million, or 3.8% (increased 11.6% Local Currency). Local Currency growth of 11.6% (8.2% organic growth and 3.4%, or $10.1 million, of growth via business acquisitions) was offset by a 7.8% unfavorable foreign exchange impact on our reported revenue. This was driven by the continued weakness of the Euro and other major currencies (such as Australian Dollar, Brazilian Real, Japanese Yen, etc.) during the quarter and impacted all segments. Revenue developed by segment and geographically as follows:

By segment:

•	CAD/CAM Systems (increased 25.9% - up 33.8% Local Currency): Segment revenues were $123.6 million (prior year period: $98.2 million), an increase of $25.4 million reported compared to an increase of $33.2 million in Local Currency ($23.1 million, or 23.5%, organic growth and $10.1 million, or 10.3%, via business acquisitions). Overall revenue growth was led by the U.S.

•	Imaging Systems (decreased 2.6% - up 2.8% Local Currency): Segment revenues were $105.2 million (prior year period: $108.0 million), a decrease of $2.8 million reported compared to an increase of $3.0 million in Local Currency. Local Currency revenue growth was driven by international markets, particularly Germany, where we experienced strong demand for our Orthophos line.

•	Treatment Centers (decreased 9.4% - up 1.3% Local Currency): Segment revenues were $48.9 million (prior year period: $54.0 million), a decrease of $5.1 million reported compared to an increase of $0.7 million in Local Currency. Our Treatment Center segment revenues grew 1.3% Local Currency against a strong first quarter in the prior year, benefiting from the introduction into the U.S market via our expanded distribution agreement with Patterson.

•	Instruments (decreased 19.2% - down 8.6% Local Currency): Segment revenues were $26.5 million (prior year period: $32.8 million), a decrease of $6.3 million reported compared to a decrease of $2.8 million in Local Currency. Local Currency revenues were down compared to a very strong prior year, primarily due to the timing of tender business in international markets.

Geographically:

•	U.S. (increased 20.9%): Overall, U.S. revenues experienced shifts in momentum from Imaging to strong demand for our CAD/CAM products. Revenues grew 11.2% organically and 9.7% via business acquisitions.

•	International Markets (decreased 5.6% - increased 6.5% Local Currency): Local Currency revenues experienced steady growth in Germany, with increased demand for our Imaging products, as well as in other international markets outside of Europe. Reported revenues were significantly impacted by the weakness of the Euro and other major currencies compared to the prior-year period.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold

For the three months ended December 31, 2015, cost of goods sold was $130.2 million, an increase of $0.1 million, or 0.1%. Cost of goods sold as a percentage of sales decreased to 42.8% (prior year period: 44.4%). Cost of goods sold benefited mainly from the weakness of the Euro during the period. Amortization and depreciation expense resulting from the step-up to fair values of tangible and intangible assets, included in cost of goods sold, declined by $1.7 million compared to the prior-year period.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

Gross Profit

For the three months ended December 31, 2015, gross profit was $174.0 million, an increase of $11.1 million, or 6.8%, compared to an increase in revenue of $11.2 million, or 3.8%. Gross profit margin was 57.2% (prior year period: 55.6%). The 1.6% increase in the gross profit margin was mainly due to the abovementioned favorable foreign exchange effects.

By segment, gross profit and gross profit margin developed in the three months ended December 31, 2015, compared to the three months ended December 31, 2014 as follows:

•	CAD/CAM Systems: Segment gross profit was $86.9 million (prior year period: $68.4 million), an increase of $18.5 million compared to an increase of $25.4 million in reported segment revenue. Segment gross profit margin was 70.3% (prior year period: 69.7%). The 0.6% improvement was primarily due to favorable foreign exchange effects.

•	Imaging Systems: Segment gross profit was $59.6 million (prior year period: $63.4 million), a decrease of $3.8 million compared to a decrease of $2.8 million in reported segment revenue. Segment gross profit margin was 56.7% (prior year period: 58.7%). The 2.0% decline was primarily due to unfavorable product mix, which was partially offset by benefits from the weakening of the Euro.

•	Treatment Centers: Segment gross profit was $19.3 million (prior year period: $21.5 million), a decrease of $2.2 million compared to a decrease of $5.1 million in reported segment revenue. Segment gross profit margin was 39.5% (prior year period: 39.8%). The 0.3% decline was driven by lower sales of our comfort line and repositioning of certain products in targeted markets.

•	Instruments: Segment gross profit was $11.4 million (prior year period: $13.4 million), a decrease of $2.0 million compared to a decrease of $6.3 million in reported segment revenue. Segment gross profit margin was 43.0% (prior year period: 40.9%). The 2.1% improvement was largely the result of improved manufacturing efficiencies.

Selling, General, and Administrative

For the three months ended December 31, 2015, SG&A expense was $96.4 million, an increase of $8.6 million, or 9.8%. The increase in SG&A expense included $2.1 million of merger and acquisition costs. The remaining increase was primarily driven by the general increase in sales volume. We continue to invest in the expansion of our sales and service infrastructure in growth markets.

Research and Development

R&D expense for the three months ended December 31, 2015, was $13.3 million, a decrease of $1.5 million, or 10.1%. The decrease was mostly driven by the weakness of the Euro. As a percentage of revenue, R&D expense was 4.4% (prior year period: 5.1%).

Net Other Operating Income (Loss)

Net other operating income (loss) for the three months ended December 31, 2015, compared to the three months ended December 31, 2014 was as follows:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

Net Other Operating Income (Loss)	Three months ended
	December 31,
(In millions)	2015	2014
Income resulting from the amortization of the deferred income related to the Patterson exclusivity payment	$2.5	$2.5
Other miscellaneous gain (loss)	(0.1)	-
Net other operating income (loss)	$2.4	$2.5

Gain (Loss) on Foreign Currency Transactions and Derivative Instruments

Foreign Currency Transactions

The gain on foreign currency transactions for the three months ended December 31, 2015 amounted to $2.9 million (prior year period: loss of $2.2 million). The components of these results are as follows:

Gain (Loss) on Foreign Currency Transactions	Three months ended
	December 31,
(In millions)	2015	2014
Unrealized non-cash foreign exchange gain (loss) from translation adjustment of deferred income related to the Patterson exclusivity payment	$(0.6)	$(1.0)
Unrealized non-cash foreign exchange gain (loss) on short-term intra-group loans	0.6	(0.5)
Gain (loss) on other foreign currency transactions (1)	2.9	(0.7)
Gain (Loss) on Foreign Currency Transactions	$2.9	$(2.2)
(1) For the three months ended December 31, 2015 and 2014, the gain (loss) on other foreign currency transactions related to the revaluation of short-term assets and liabilities and realized transactions, both of which were primarily impacted by the fluctuations between the Yen/Euro, Euro/U.S. Dollar, and Real/Euro exchange rates.

Derivative Instruments

For the three months ended December 31, 2015, the loss on derivative instruments was $1.0 million (prior year period: gain of $0.4 million). In both periods, the results related to foreign currency hedges.

Income Tax Provision

For the three months ended December 31, 2015, Sirona recorded a profit before income taxes of $67.3 million (prior year period: $60.8 million), an income tax provision of $15.5 million (prior year period: $14.0 million), and an estimated effective tax rate applied for the quarter of 23.0% (prior year period: 23.0%). The estimated effective tax rate is primarily driven by the expected mix of earnings across different jurisdictions.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

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

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

•	to the extent relevant in a particular period, any other significant cash or non-cash items that management does not view as indicative of its ongoing operating performance.

The following tables reconcile the above non-GAAP financial measures to their most directly comparable GAAP financial measures for the period(s) under report:

Non-GAAP Financial Measures (GAAP reconciliation)	Three months ended
	December 31,
(In millions, except for per share and percent amounts)	2015				2014

GAAP Net Income attributable to Sirona shareholders	$51.3		$0.91	1)	$46.0	$0.82	1)
Adjustments (after tax 2))
Amortization and depreciation expense resulting from the step-up to fair values of intangible assets related to past business combinations	$4.1				5.4
(Gain) loss on foreign currency transactions, net	(2.2)				1.7
(Gain) loss on derivative instruments	0.8				(0.3)
Other items:
Merger and acquisition-related expenses	2.1	3)			0.9
Management Transition	0.1				0.1
Adjusted Net Income attributable to Sirona shareholders	$56.2		$0.99	1)	$53.8	$0.96	1)
1) per diluted share
2) tax impact calculated using estimated effective tax rate of	23.0%				23.0%
3) minimal tax effect

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

At December 31, 2015, the Company had cash and cash equivalents of $485.0 million and total debt of $57.8 million, resulting in net cash of $427.2 million. We believe our ability to generate cash from operating activities is one of our fundamental strengths. The near-term outlook for our business remains strong, and we expect to continue generating significant cash flows from operations throughout the remainder of fiscal 2016. The Company typically does not raise capital through issuance of stock; instead, we use debt financing to lower our overall cost of capital and increase our return on shareholders’ equity. We believe that our operating cash flows, available cash, and available but unused revolving credit facilities, in combination, provide us with the necessary financial flexibility to fund our working capital needs, research and development efforts, and anticipated capital expenditures for the foreseeable future.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

We have significant operations outside of the U.S. and earn a significant portion of our consolidated operating income and income before taxes through our foreign subsidiaries. Cash and cash equivalents of $418.6 million held by our foreign subsidiaries generally are not subject to restrictions prohibiting such amounts from being available in the United States. The distribution of lower-taxed foreign earnings to the United States, however, would generally increase our effective tax rate. It is management’s intention to continue to indefinitely reinvest such earnings in foreign operations.

Debt Financing

On November 14, 2011, the Company entered into a senior facilities agreement (the “Senior Facilities Agreement”) with Sirona Dental Systems, Inc. and all significant subsidiaries of Sirona as original borrowers and original guarantors, and as of November 16, 2011, Sirona fully repaid its obligations under the Prior Senior Facilities Agreement. Initial borrowings under the Senior Facilities Agreement were used to retire the outstanding borrowings under the Company's previous credit facilities. Please see “Capital Resources - Senior Facilities Agreement” within this section for a complete description of this Senior Facilities Agreement.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for each of the periods under report:

Cash Flows	Three months ended
	December 31,		Change
(In millions, except for percent amounts)	2015	2014	absolute	%
Net cash provided by (used in):
OPERATING activities	$9.3	$4.2	$5.1	121.4%
INVESTING activities	(10.5)	(12.6)	2.1	16.7%
FINANCING activities	(23.6)	0.4	(24.0)	6000.0%
Increase (decrease) in cash during the period	$(24.8)	$(8.0)	$(16.8)	210.0%

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities represents net cash from operations, returns on investments, and payments for interest and taxation.

Net cash provided by operating activities was $9.3 million for the three months ended December 31, 2015 (prior year period: $4.2 million), or an increase of $5.1 million compared to an increase of $5.3 million in net income.

Influencing factors on the period-over-period operating cash flows were:

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

•	The favorable adjustments to reconcile net income to net operating cash flow decreased by $4.1 million over the prior-year period. Driving factors for this decrease were:

o	$0.5 million more favorable adjustments from net deferred taxes related to normal, ongoing business,

o	$3.7 million less favorable adjustment from derivative instruments and foreign currency transactions, and

o	$2.0 million less favorable adjustment from depreciation and amortization due to decreasing amortization resulting from the step-up to fair value of tangible and intangible assets.

o	The remaining changes only had a minor impact on the change in net cash provided by operating activities.

•	The changes in assets and liabilities were $4.2 million less unfavorable than in the prior-year period. The period-over-period factors were:

o	The change in receivables and inventories was $6.9 million less unfavorable than in the prior year. This positive development was driven equally by lower increases in receivables and inventories.

o	The change in trade accounts payable and other assets and liabilities was $6.6 million less favorable than in the prior year. This negative development reflects the timing of supplier payments.

o	The change in current income tax liabilities was $3.9 million more favorable than in the prior year. This positive development was due to the timing of income tax payments.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities represents cash used for capital expenditures in the normal course of operating activities, financial investments, acquisitions, asset disposals, and divestitures.

Net cash used in investing activities was $10.5 million for the three months ended December 31, 2015 (prior year period: $12.6 million), or a decrease of $2.1 million.

The investing cash outflow in the three months ended December 31, 2015 and 2014 represented capital expenditures in the course of normal operating activities.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $23.6 million for the three months ended December 31, 2015 (prior year period: $0.4 million), or an increase of $24.0 million. The year-over-year change was mainly driven by the repayment of the first tranche of our Senior Facilities Agreement of $22.6 million due in November 2015, including interest. The remaining factors were: $1.9 million lower proceeds and $0.7 million higher tax effects (including significant options exercised and shares subsequently held by executive officers) from shares issued under share based compensation plans, and $1.2 million fewer purchases of treasury shares in the first three months of 2016.

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

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

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

Of the amount borrowed under the Facility A Term Loan, 30% was due and fully repaid on November 16, 2015, and the balance is due on November 16, 2016. The loans under the Senior Facilities Agreement bear interest of EURIBOR, for Euro-denominated loans, and LIBOR for the other loans, plus an initial margin of 160, 85 and 110 basis points for the Facility A Term Loan, Revolving Facility B and Revolving Facility C, respectively.

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

As of December 31, 2015 and September 30, 2015, the Facility A Term Loan was drawn to the amount of $52.5 million (after repayment of the first tranche) and $75.0 million, respectively. The Revolving Facilities B and C remained undrawn as of December 31, 2015 and September 30, 2015.

The Senior Facilities Agreement contains a change of control clause that permits a lender, by giving the Company at least 30 days notice, to cancel its commitments in full and require full repayment of all outstanding loans and interest upon occurrence of a change in control or sale of the whole, or substantially the whole, of the Company’s business and assets. Should the Merger Agreement with DENTSPLY be consummated, the Company’s outstanding, drawn amount of $52.5 million plus unpaid interest may become due shortly after consummation.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Please see Note 3 to the unaudited consolidated financial statements for any discussions of recently issued accounting standards that have not yet been adopted.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk as reported under Part II, Item 7A in its Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2015. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to ensure that information relating to the Company, including our consolidated subsidiaries, that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors as previously disclosed by the Company in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended December 31, 2015, there were no share purchases made pursuant to the stock repurchase program. The approximate dollar value of shares that may yet be purchased under the program was $68.3 million as of December 31, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

ITEM 6.	EXHIBITS

The following Exhibits are included in this report:

Exhibit No.	Item Title
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Labels Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
*	Filed herewith
**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the quarter ended December 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the quarter ended December 31, 2015 and 2014, (iii) Consolidated Balance Sheets as of December 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the quarter ended December 31, 2015 and 2014, and (v) Notes to Consolidated Condensed Financial Statements (condensed).

SIRONA DENTAL SYSTEMS, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2016

Sirona Dental Systems, Inc.

By:	/s/ Stephan Mitsdoerffer
Stephan Mitsdoerffer, Chief Accounting Officer (Principal Accounting Officer) (Duly authorized signatory)

By:	/s/ Ulrich Michel
Ulrich Michel, Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Duly authorized signatory)

